Form 10-Q
period 1996-03-31
CAMDEN NATIONAL CORP
filed 1996-05-14
CIK 750686

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                         FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      March 31, 1996.

Commission File No.        0-28190


           CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

           MAINE                                01-04132282
(State or other jurisdiction                  (I.R.S. Employer
incorporation or organization)               Identification No.)


2 ELM STREET, CAMDEN, ME                            04843
(Address of principal executive offices)         (Zip Code)

Registrants's telephone number, including area code:
(207) 236-8821

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]           No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Outstanding at March 31, 1996:  Common stock (no par value)
2,340,924 shares

                   CAMDEN NATIONAL CORPORATION

          Form 10-Q for the quarter ended March 31, 1996

       TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT



PART I.
ITEM 1.  FINANCIAL INFORMATION
                                                            PAGE
Consolidated Statements of Income
   Three Months Ended March 31, 1996 and 1995                 3

Consolidated Statements of Conditions
   March 31, 1996 and 1995 and December 31, 1995              4

Consolidated Statements of Changes in Stockholders' Equity
   Three Months Ended March 31, 1996 and 1995                 5

Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1995                 6

Analysis of Change in Net Interest Margin on Earning Assets
   Three Months Ended March 31, 1996 and 1995                 7

Anaysis of Volume and Rate Changes on Net Interest
   Income & Expenses March 31, 1996 over March 31, 1995       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9-11

PART II.

ITEM 6.  Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                   13

EXHIBITS                                                  14-20

                             PART I.

                 ITEM I.  FINANCIAL INFORMATION

          Camden National Corporation and Subsidiaries

                Consolidated Statements of Income
                           (Unaudited)

(In Thousands, except number of
 shares and per share data)
                                         Quarter Ended March 31,
                                            1996         1995
Interest Income
Interest and fees on loans                $ 7,016      $ 6,424
Interest on U.S. Government
  and agency obligations                    2,168        2,281
Interest on state and
  political subdivisions                       83          101
Interest on interest rate swap agreements     313          385
Interest on federal funds sold
  and other investments                       141          112
                                          -------      -------
        Total interest income               9,721        9,303

Interest Expense
Interest on deposits                        3,624        2,938
Interest on interest rate swap agreements     286          383
Interest on other borrowings                  799        1,094
                                          -------      -------
        Total interest expense              4,709        4,415
                                          -------      -------
        Net interest income                 5,012        4,888

Provision for Loan Losses                     217          186
                                          -------      -------
    Net interest income after
      provision for loan losses             4,795        4,702
Other Income
Service charges on deposit accounts           243          262
Other service charges and fees                252          216
Other                                         165          172
                                          -------      -------
        Total other income                    660          650

Operating Expenses
Salaries and employee benefits              1,540        1,411
Premises and fixed assets                     504          465

Other operating expenses                      800          949
                                          -------      -------
        Total operating expenses            2,844        2,825
        Less minority interest in
          net income (loss)                   (16)         (14)
                                          -------      -------
        Income before income taxes          2,627        2,541
Income Taxes                                  869          708
                                          -------      -------
Net Income                                $ 1,758      $ 1,833
                                          =======      =======

Per Share Data

Earnings per share                            .75          .78
   (Net income divided by weighted
   average shares outstanding)
Cash dividends per share                      .18          .14
Weighted average number of
   shares outstanding                   2,342,585    2,348,820


           Camden National Corporation and Subsidiaries

               Consolidated Statements of Condition
                           (Unaudited)

(In Thousands, except number of
 shares and per share data)
                             March 31,    March 31,  December 31,
                                1996         1995         1995
Assets
Cash and due from banks      $ 12,789     $ 10,844      $ 16,356
Federal funds sold              1,150            0         1,700
Investment securities:
   Available for sale          26,694        9,636        26,196
   Held to maturity           128,011      148,529       135,136
Residential mortgages
   held for sale                2,465          869         2,083
Loans                         286,488      275,626       283,019
   Less allowance
   for loan losses             (4,203)      (3,836)       (4,080)
                            ---------      -------      --------
     Net loans                282,285      271,790       278,939
Bank premises and equipment     8,487        7,746         8,495
Other real estate owned         1,279        1,606         1,086
Interest receivable             3,339        3,725         4,252
Other assets                    6,313        6,898         6,442
                            ---------    ---------     ---------
        Total assets         $472,812     $461,643      $480,685
                            =========    =========     =========
Liabilities
Demand deposits              $ 36,865     $ 35,572      $ 46,034
NOW deposits                   37,811       32,287        42,192
Money market deposits          25,210       31,498        27,066
Savings deposits               63,447       69,823        63,503
Broker deposits                 6,215            0         9,108
Certificates of deposit
   under $100,000             160,684      129,799       159,310
Certificates of deposit
   $100,000 and over           23,658       27,519        22,667
                            ---------    ---------     ---------
     Total deposits           353,890      326,498       369,880
Borrowings from
   Federal Home Loan Bank      45,209       59,667        39,387
Other borrowed funds           13,323       21,632        12,593
Accrued interest and
   other liabilities            5,512        4,541         5,056
Minority interest
   in subsidiary                   74           90            89
                            ---------    ---------     ---------
        Total liabilities     418,008      412,428       427,005

Commitments
Stockholders' Equity
Common stock, no par value;
   (authorized 18,000,000,
    issued 2,376,082)           2,436        2,440         2,436
Surplus                         1,226        1,233         1,226
Net unrealized appreciation
   on securities
   available for sale              31          153           104
Retained earnings              52,286       46,428        50,951
                             --------     --------      --------
                               55,979       50,254        54,717
Less cost of 35,158,
   31,843 and 31,521
   shares of treasury
   stock on March 31, 1996
   and 1995, and December
   31, 1995                     1,175        1,039         1,037
                             --------      -------       -------
    Total stockholders'
     equity                    54,804       49,215        53,680
      Total liabilities and
       stockholders' equity  $472,812     $461,643      $480,685
                             ========     ========      ========

            Camden National Corporation and Subsidiaries

     Consolidated Statements of Changes in Stockholders' Equity
               Quarters Ended March 31, 1995 and 1996
                            (Unaudited)

(In Thousands, except number of shares and per share data)
                                       Net Unrealized
                                        Appreciation
                                        on Securities
              Common           Retained   Available   Treas  Total
               Stock  Surplus  Earnings   For Sale    Stock  Equity
Balance at
  12/31/94     $2,440  $1,208   $44,922   $  137    $ (445)  $48,262
Net income
  for 1993          -       -     1,833        -         -     1,833
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax benefit
  of $8,000         -       -         -       16         -        16
Purchase of
  treasury stock
  (24,741 shares)   -       -         -        -       (929)    (929)
Sale of treasury
  stock
  (20,200 shares)   -      25         -        -        335      360
Cash dividends      -       -      (327)       -          -     (327)
               ------  ------   -------   ------    -------  -------
Balance at
  3/31/95      $2,440  $1,233   $46,428   $  153    $(1,039) $49,215
               ======  ======   =======   ======    =======  =======

Balance at
  12/31/95      2,436   1,226    50,951      104     (1,037)  53,680
Net income
  for 1995          -       -     1,757        -          -    1,757
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax benefit
  of $37,000        -       -         -      (73)         -      (73)
Purchase of
  treasury stock
  (4,295 shares)    -       -         -        -       (163)    (163)
Sale of treasury
  stock
  (658 shares)      -       -         -        -         25       25
Cash dividends      -       -      (422)       -          -     (422)
               ------  ------   -------   ------    -------  -------
Balance at
  3/31/96      $2,436  $1,226   $52,286   $   31    $(1,175) $54,804
               ======  ======   =======   ======    =======  =======

          Camden National Corporation and Subsidiaries

              Consolidated Statements of Cash Flows
                          (Unaudited)

(In Thousands, except number of             Quarter Ended March 31,
shares and per share data)                         1996      1995
Operating Activities
  Net Income                                    $ 1,758   $ 1,833
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                        217       186
   Depreciation and amortization                    236       202
   Decrease in interest receivable                  913       628
   Decrease (increase) in other assets              129    (2,052)
   Decrease in accrued interest                    (773)     (524)
   Increase in other liabilities                  1,229       517
   Cash receipts from sale of residential loans     559     1,300
   Origination of mortgage loans held for sale     (941)     (278)
   Other, net                                         -         6
                                                -------   -------
   Net cash provided by operating activities      3,327     1,818

Investing Activities
  Proceeds from maturities and calls of
     securities held to maturity                 12,856     2,574
  Purchase of securities to be
     held to maturity                            (5,737)      (76)
  Purchase of securities available for sale        (566)   (2,215)
  Increase in loans                              (3,563)  (12,177)
  Net (increase) decrease in other real estate     (193)        0
  Purchase of premises and equipment               (228)     (400)
  Increase in minority position                     (15)      (27)
  Net purchase of federal funds                     550         0
                                                -------   -------
   Net cash used by investing activities          3,104   (12,321)

Financing Activities
  Net decrease in demand deposits,
     NOW accounts, and savings accounts         (15,462)  (19,466)
  Net (decrease) increase in
     certificates of deposit                       (528)    5,720
  Net increase in short-term borrowings           6,552    18,855
  Acquisition of treasury stock                    (163)     (929)
  Sale of treasury stock                             25       335
  Cash dividends                                   (422)     (327)
                                                -------   -------
   Net cash provided by financing activities     (9,998)    4,188
                                                -------   -------
   Decrease in cash and cash equivalents         (3,567)   (6,315)
Cash and cash equivalents at beginning of year   16,356    17,159
                                                -------   -------
   Cash and cash equivalents at end of quarter  $12,789   $10,844
                                                =======   =======

ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS

                            Three Months Ending      Three Months Ending
                              March 31, 1996           March 31, 1995
                          ----------------------   ----------------------
                          Average         Yield/   Average         Yield/
                          Balance   Int.   Rate    Balance   Int.   Rate
                          -------  -----  ------   -------  -----  ------
ASSETS
 Securities-Taxable       147,451  2,288   6.21%   147,503  2,393   6.49%
 Securities-Nontaxable      7,891    125   6.34%    10,979    153   5.57%
 Federal Funds Sold         1,648     21   5.10%         0      0   0.00%
 Loans                    287,980  7,043*  9.78%   271,633  6,426*  9.46%
                          -------  -----   -----   -------  -----   -----
Total Earning Assets      444,970  9,477   8.52%   430,115  8,972   8.34%

 Cash and Due from Banks   12,733                   11,822
 Other Assets              19,919                   17,707
 Less Allowance for
   Loan Losses             (4,225)                  (3,790)
                          -------                  -------
Total Assets              473,397                  455,854
                          =======                  =======

LIABILITIES & SHAREHOLDERS' EQUITY

 NOW Accounts              38,299    138   1.44%    39,279    166   1.69%
 Savings Accounts          63,153    531   3.36%    64,400    550   3.42%
 Money Market Accounts     26,143    204   3.12%    36,462    298   3.27%
 Certificates of Deposit  183,411  2,644   5.77%   153,583  1,924   5.01%
 Short-term Borrowings     56,018    799   5.71%    71,271  1,094   6.14%
 Broker Certificates
   of Deposit               7,119    107   6.01%
                          -------  -----   -----   -------  -----   -----
Total Interest-bearing
   Liabilities            374,143  4,423   4.73%   364,995  4,032   4.42%

 Demand Deposits           39,619                   37,465
 Other Liabilities          5,744                    3,294
 Shareholders' Equity      53,891                   50,100
                          -------                  -------
Total Liabilities &
   Shareholders' Equity   473,397                  455,854
                          =======                  =======
Net Interest Income                5,054                    4,940
  (fully-taxable equivalent)

Less:  fully-taxable equivalent
       adjustment                    (42)                     (52)
                                   -----                    -----
                                   5,012                    4,888
                                   =====                    =====
Net Interest Rate Spread
  (fully-taxable equivalent)               3.79%                    3.92%
Net Interest Margin
  (fully-taxable equivalent)               4.54%                    4.59%

*Includes net swap income figures (in thousands) - March 1996 $27 and March 1995 $3.

Notes:  Nonaccrual loans are included in total average loans.
        Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

ANALYSIS OF VOLUME AND RATE CHANGE ON NET
INTEREST INCOME AND EXPENSES
                                    March 1996 Over March 1995
                                  -----------------------------
                                  Change     Change
                                  due to     due to      Total
                                  Volume      Rate       Change
                                  ------     ------      ------
INTEREST-EARNING ASSETS:
  Securities-taxable                (1)       (104)       (105)
  Securities-nontaxable            (43)         15         (28)
  Federal Funds Sold                21           0          21
  Loans                            387         230         617
                                  ----        ----        ----
Total Interest Income              364         141         505

INTEREST-BEARING LIABILITIES:
  NOW Accounts                      (4)        (24)        (28)
  Savings Accounts                 (11)         (8)        (19)
  Money Market Accounts            (84)        (10)        (94)
  Certificates of Deposit          374         346         720
  Short-term Borrowings           (234)        (61)       (295)
  Broker Certificates              107           0         107
                                  ----        ----        ----
Total Interest Expense             148         243         391

Net Interest Income                216        (102)        114
  (fully taxable equivalent)


       ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1996, the Company had consolidated asset of $472.8 million, a decrease of $7.8 million or 1.6%, from December 31, 1995. The change in assets consisted primarily of a $6.6 million decrease in the investment portfolio. There were maturities and called securities during the first quarter of 1996 that were not replaced due to the low rate environment. Management used the funds to pay off borrowings until more favorable investment alternatives became available. In reviewing the balance sheet on March 31, 1996 as compared to March 31, 1995, the major change in assets was the growth in the loan portfolio by $10.8 million for the twelve month period.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Due to the potential for unexpected fluctuation in both these areas -- deposits and loans -- active management of the Company's liquidity is critical. As of March 31, 1996 the Company's level of liquidity exceeded its target level. Deposits still represent the Company's primary source of funds. During the past twelve months deposits have increased by $27.3 million. The largest growth was in the certificates of deposit accounts that increased $27.0 million or 17.2%. Since December 31, 1995 deposit have declined by $15.9 million or 4.5%, most of which has been in DDA and NOW accounts. These declines are the result of seasonal reductions that the Company normally experiences during the first quarter each year.

Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings decreased during the past twelve months by $22 million or 28%. As loan demand increases and investment opportunities come available in the coming months, management anticipates that borrowing will increase to meet those funding needs. Normally loan growth in stronger during the first half of the year due to the seasonal business of many of our commercial loan customers.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first quarter of 1996, $217,000 was added to the reserve for loan losses, resulting in an allowance of $4.2 million, or 1.47%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's ratios at March 31, 1996, of 20.74% and 19.49% respectively, exceed regulatory guidelines.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first quarter of 1996 Camden National Bank paid a dividend to the Company in the amount of $585,235. The Company paid dividends to shareholders in the amount of $422,025 and $163,210 was used for treasury stock transactions by the Company.


RESULTS OPERATION

Net income for the three months ended March 31, 1996 was $1,758,000, a decrease of $75,000 or 4.3% below first quarter 1995's net income of $1,833,000. In the first three months of 1995 the Company had a tax benefit of $134,000, due to stock options that were exercised.
If the Company had not had the tax benefit in 1995, this year's first quarter earnings would have exceeded those of last year's.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1996 was $5,012,000, a 2.5% or $124,000 increase over first quarter 1995's net interest income of $4,888,000. Contributing to this increase was the fact that total interest income was $418,000 or 4.5% higher in the first three months of 1996 compared to the same period 1995.
Interest income on loans increased by $617,000, of which $387,000 was due to an increase in volume and $230,000 was due to an increase in the average yield from 9.46% in the first three months of 1995 to 9.78% in 1996. The Company did, however, experience a decrease in interest income on investments during the first quarter of 1996 compared to the same period in 1995 due to a reduction in yields from 6.49% to 6.21%. As investments matured they were replaced with lower yielding instruments, due to the current rate structure. The Company's interest expense of $4,709,000 is a 6.7% or $294,000 increase over first quarter 1995's total interest expense of $4,414,000. The largest contributor to this increase in interest expense was interest paid on certificates of deposit, which increased by $720,000 due to increases in both volume and rates. During 1995 the Company had increased rates offered on certificates of deposit to stimulate deposit growth and meet funding needs. The Company did, however, experience a decrease of interest expense on borrowed funds in the first quarter of 1996 compared to the first quarter of 1995 of $295,000 due to both volume and rate declines.

The Analysis of Change in Net Interest Margin on Earning Assets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 7 and 8 of this report to enable the reader to understand the components of the Company's interest income
and expenses.   The first table provides an analysis of changes in
net interest margin on earning assets setting forth average assets, liabilities and stockholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the three months ended March 31, 1996 and 1995. The second of these tables presents an analysis of volume and rate change on net interest income and expense from March 31, 1995 to March 31, 1996.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were increases in net interest income by $27,000 and $2,000 in the first three months of 1996 and 1995, respectively.

NONINTEREST INCOME

There was a $10,000 or 1.5% increase in total noninterest income in the first quarter of 1996 compared to the first quarter of 1995. There was a decline in service charges on deposit accounts of $19,000, due to a change in the fee structure in the second quarter of 1995. Other fees, however, increased by $36,000, the result of increases in a number of income categories. The largest increase was in new fees collected for loan document preparation. There was a slight decrease in other income due to a number of small variances in a number of income categories.


NONINTEREST EXPENSE

There was a $19,000 or .6% increase in total noninterest expense in the first quarter of 1996 compared to the first quarter of 1995. Salaries and employee benefit cost increased $129,000 or 9.1% in the first quarter of 1996 compared to 1995. This increase was the result of normal annual increases, combined with higher pension benefit costs. The higher pension costs were due to the addition of employees at United Bank and a decrease in the discount rate. The Company also experienced an increase in fixed asset costs due to the depreciation of several large pieces of computer equipment that were purchased in the middle of 1995. These purchases were necessary to take advantage of new technologies that will provide new services and enhance customer satisfaction and, in the long term, assist in containing overhead costs. Lastly, there was a reduction in other operating expenses of $149,000 or 15.7% in the first quarter of 1996 compared to the first quarter of 1995. This reduction was due to the temporary decrease of the FDIC assessment by $170,000 in the first quarter of 1996 compared to the same period in 1995.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of 1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company has adopted SFAS 122 as of January 1, 1996. During the first quarter of 1996 activity in this area was minimal and had no material effect on the financial position and results of operations.

                          PART II
          ITEM 6.  Exhibits and Reports on Form 8-K


  (a).  Exhibits
     (3.i)   The Articles of Incorporation of Camden National
             Corporation, as amended to date.

     (3.ii) The Bylaws of Camden National Corporation, as amended to date, Exhibit 3.ii to the Company's Registration
             Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporatied herein by reference.

                        SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)



Keith C. Patten      05/13/96
Keith C. Patten
President and CEO



Susan M. Westfall    05/13/96
Susan M. Westfall
Treasurer and Chief Financial Officer

                                EXHIBITS

  (a).  Exhibits
     (3.i)   The Articles of Incorporation of Camden National
             Corporation, as amended to date.

     (3.ii) The Bylaws of Camden National Corporation, as amended to date, Exhibit 3.ii to the Company's Registration
             Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporatied herein by reference.


_______________________________________________________________________

                         CAMDEN NATIONAL CORPORATION

                       Report of Incorporator's Action

                The following person acted as Incorporator:

                              Rendle A. Jones

  Pursuant to authorization granted to incorporators under the Maine Business Corporation Act, the Incorporator took the following action:

                   The name of the corporation shall be:

                      Camden National Corporation

    The purpose of the corporation shall be all those purposes permitted corporations organized under the Maine Business Corporation Act.

    The name of the Clerk, who is a Maine resident, and the address of the Corporation's Registered Office shall be:

                            Robert Worthing
                            2 Elm Street
                            Camden, Maine 04843

    The number of Directors constituting the initial Board of Directors of the Corporation shall be thirteen (13). The initial Directors, who shall serve until the first annual meeting of the shareholders, or until their successors are elected and qualified, and their addresses, are set forth in Exhibit A.

    The initial Bylaws of the Corporation are set forth in Exhibit B.

    There shall be only one class of shares; viz. common, which shall have no par value. There shall be authorized 150,000 shares. There shall be no preemptive rights.

    Meetings of the shareholders may be held outside the State of Maine.

    The foregoing action was adopted by the sole Incorporator on the dated set forth below.


Camden, Maine                                Rendle A. Jones  (signature)
March 20, 1984                               Incorporator

_________________________________________________________________________

Filing Fee $50.00 plus fee
based on authorized capital stock


For Use By The Secretary of State       For Use By The Secretary of State
  File No. _84153OD_                    FILED
  Fee Paid _$150 - $50_                 _March 21, 1984_
  C.B. __--__                           Xxxxxxxx Xxxxxxxxx (signature)
  Date __4-10-84__                      Deputy Secretary of State
                                        A True Copy When Attested By
Signature
                                        L. Evelin Grover (signature)
                                        Deputy Secretary of State

                           STATE OF MAINE
                     ARTICLES OF INCORPORATION
                                 OF

                    Camden National Corporation
                      (insert corporate name)

     Pursuant to 13A MRSA Section 403, the undersigned, acting as incorporator(s) of a corporation, adopt(s) the following Articles of
Incorporation:

   FIRST: The name of the corporation is Camden National Corporation and it is located in Maine, at 2 Elm Street, Camden, ME 04843

  SECOND: The name of its Clerk, who must be a Maine resident, and the address of its registered office shall be:
             Name              Robert Worthing
             Street & Number   2 Elm Street
             City              Camden, Maine 04843

   THIRD:  ("X" one box only)

_X_ a. The number of directors constituting the initial board of directors of the corporation is 13 (See Section 703,1.A.)

     b. If the initial directors have been selected, the names and addresses of the persons who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and shall qualify are:

Name                         Address
David H. Montgomery          c/o Allen Agency
                             Main St, Camden, ME 04843

Kenneth C. Dickey            c/o Haskell & Corthell
                             10 Main St, Camden, ME 04843

William S. Brawn             c/o French & Brawn
                             1 Elm St, Camden, ME 04843

C.R. deRochemont             106 Pleasant St
                             Rockland, ME 04841

E. Maynard Graffam, Jr.      c/o Penobscot Bay Ice Co., Inc.
                             Rockport, ME 04856

Frederick G. Hanley          Camden National Bank
                             2 Elm St, Camden, ME 04843

Gilbert Harmon, Esq.         Harmon, Jones & Sanford
                             20 Mechanic St, Camden ME 04843

Robert Heald                 Union Wood Products
                             Union, ME 04862

Lawrence N. Hopkins          66 Washington St.
                             Camden, ME 04843

John S. McCormick, Jr.       Box 162
                             West Rockport, ME 04865

Keith C. Patten              Camden National Bank
                             2 Elm St, Camden, ME 04843

Richard N. Simoneau          8 North Main St
                             Rockland, ME 04841

Arthur E. Strout, Esq.       10 Masonic St
                             Rockland, ME 04841

___ There shall be no directors initially; the shares of the corporation will not be sold to more than twenty (20) persons; the business of the corporation will be managed by the shareholders. (See section 703,1.B.)

  FOURTH:  ("X" one box only)

    The board of directors is _X_ is not __ authorized to increase or decrease the number of directors. If the board is so authorized, the minimum number, if any, shall be seven (7) directors, (See section 703,A.A.) and the maximum number, if any, shall be sixteen (16) directors.

   FIFTH:  ("X" one box only)

_X_   There shall be only one class of shares, viz, common.

             Par value of each share (if none, so state) none.
             Number of shares authorized 150,000.

___   There shall be two or more classes of shares.

     The information required by Section 403 concerning each such class is set out in Exhibit___________ attached hereto and made a part hereof.

                              SUMMARY

     The aggregate par value of all authorized shares (of all classes) having a par value is $ none.

     The total number of authorized shares (of all classes) without par value is 150,000 shares.

   SIXTH:  ("X" one box only)

     Meetings of the shareholders may _X_ may not ___ be held outside the State of Maine.

 SEVENTH:  ("X" if applicable)  There are no preemptive rights. _X_

  EIGHTH: Other provisions of these articles, if any, including provisions of the internal affairs of the corporation, are set out in Exhibit _n/a_ attached hereto and made a part hereof.

DATED:    March 20, 1984


   INCORPORATORS                        RESIDENCE ADDRESSES

Rendle A. Jones (signature)               Box 189
Rendle A. Jones (printed name)            Camden ,Maine 04843


________________________________________________________________________

For Use By The Secretary of State     For Use By The Secretary of State
  No. _84153OD_                       FILED
  Fee Paid _$250 - $10_               _September 10, 1984_
  C.B. _271_                          Xxxxxxxxx Xxxxxxx (signature)
  Date _10-12-84_                     Deputy Secretary of State
                                      A True Copy When Attested By
                                               Signature
                                      L. Evelin Grover (signature)
                                      Deputy Secretary of State

                    STATE OF MAINE

                ARTICLES OF AMENDMENT
             (Amendment by Incorporator)

     Pursuant to 13-A KRSA Section 803, the undersigned corporation adopts these Articles of Amendment.


  FIRST: The organizational meeting of the Board of Directors required by Section 407 has not yet occurred.

 SECOND: The amendments set out in Exhibit A attached were adopted by the sole Incorporator, by unanimous written consent on July 18, 1984.

  THIRD: The number of shares that the Corporation has authority to issue hereafter is as follows:

     Class      Series (if any)     No. of shares     Par value (if any)
     common     none                600,000           none

     The aggregate par value of all such shares (of all classes and series) having par value is none.

     The total number of all such shares (of all classes and series) without par value is 600,000 shares.

 FOURTH:  The address of the registered office in Maine:

          2 Elm Street
          Camden, Maine 04843

Dated:  August 30, 1984              Camden National Corporation

                                          by:  Robert E. Worthing
(signature)
                                               Robert E. Worthing, Clerk


_________________________________________________________________________

                   CAMDEN NATIONAL CORPORATION

                  Report of Incorporator Action

     Pursuant to authorization granted to incorporators under the Maine Business Corporation Act, the Incorporator took the following action:

     The Articles of Incorporation of Camden National Corporation shall be amended as set forth in Exhibit A attached to this report.

     The Clerk of the Corporation shall file Articles of Amendment reflecting the changes set forth in Exhibit A.

     The foregoing represents the action of the sole incorporator of the Corporation adopted by consent.

Camden, Maine
July 18, 1984                              Rendle A. Jones (signature)
                                               Incorporator


________________________________________________________________________

                    EXHIBIT A

1. The number of authorized shares of common stock with no par value shall be increased from 150,000 shares to 600,000 shares.

2. The Directors of the Corporation shall be divided into three classes and one-third of the Directors, or as near as one-third as possible, shall be assigned to each class. The initial
Board of Directors shall consist of thirteen persons and Class A and Class B shall each consist of four Directors while Class C shall consist of five Directors. At the first annual meeting of Shareholders, Directors of all three classes shall be elected with the term of office of the Class A Directors expiring at the first annual meeting of Shareholders after their election, that of the Class B Directors expiring at the second annual meeting after their election and that of the Class C Directors expiring at the third annual meeting after their election. Thereafter, as the term of office of the Class of Directors expires, the Directors of that Class shall be elected for a three-year term.

3. When any vacancy occurs in the Board of Directors, including those created by an increase in the number of Directors, the remaining members of the Board may appoint a Director to fill such vacancy at any regular or special meeting of the Board.

4. Cumulative voting shall not be employed in voting for Directors or for any other purpose.

5. Bylaws may be amended, altered, or appealed at any regular meeting of the Board of Directors or Shareholders by a two-thirds vote of the Shareholders after notice of such intended action as required by law.

6. The Board of Directors, when evaluating any offer of another party to (a) make a tender or exchange offer for the equity securities of the corporation or any subsidiary, (b) merge or consolidate the corporation or any subsidiary with another corporation, or (c) purchase or otherwise acquire all or substantially all of the properties and assets of the corporation, or any subsidiary, shall, in connection with the exercise of its judgment in determining what is in the best interests of the corporation and its stockholders, give due consideration to all relevant factors, including by way of illustration, but not of limitation, any of the following:

     6.1 Whether the offer is acceptable based on historical operating results, the financial condition of the corporation and its subsidiaries, and its future prospects;

     6.2 Whether a more favorable offer could be obtained for the securities or assets of the corporation or its subsidiary in the foreseeable future;

     6.3 The social, economic or other material impact which an acquisition of the equity securities of the corporation or substantially all of its assets would have upon the employees and customers of the corporation and its subsidiaries and the communities which they serve;

     6.4 The reputation and business practices of the offeror and its management and affiliates as they would affect the employees and customers of the corporation and its subsidiaries and the future value of the corporation stock;

     6.5 The value of the securities, if any, which the offeror is offering in exchanges for the corporation's or its subsidiaries' securities or assets based on an analysis of the worth of the corporation or of its subsidiaries as compared to the offeror corporation or other entity whose securities are being offered;
and

     6.6 Any anti-trust or other legal or regulatory issues that are raised by the offer.

7. If the Board of Directors determines that an offer of the type identified in paragraph 6 should be rejected, it may take any lawful action to accomplish its purpose including, but not limited to, any of the following:

     7.1  Advising shareholders not to accept the offer.

     7.2  Litigation against the offeror.

     7.3 Filing complaints with any governmental and regulatory authorities.

     7.4  Acquiring the corporation's securities.

     7.5 Selling or otherwise issuing authorized but unissued securities of treasury stock or granting options with respect thereto.

     7.6 Acquiring a company to create an anti-trust or other regulatory problem for the offeror.

     7.7 Obtaining a more favorable offer from another individual or entity.

8. The provisions of paragraph 6 and 7 and this paragraph 8 may be amended only by the affirmative vote of two-thirds of the outstanding shares of common stock of the corporation and by the affirmative vote of two-thirds of the outstanding shares of preferred stock of the corporation, if any.


________________________________________________________________________

                    STATE OF MAINE

                ARTICLES OF AMENDMENT
             (Amendment by Shareholders
                Voting as One Class)

     Pursuant to 13-A MRSA Sections 805 and 807, the undersigned corporation adopts these Articles of
     Amendment:

  FIRST: All outstanding shares were entitled to vote on the following amendment as ONE class.

 SECOND: The amendment set out in Exhibit A attached was adopted by the shareholders (select one)
          _A._ at a meeting legally called and held on July 27, 1993.
           B.  by unanimous written consent on

  THIRD: Shares outstanding and entitled to vote and shares voted for and against said amendment were:

            Number of Shares Outstanding     Number        Number
            and Entitled to Vote             Voted For     Voted Against
            72,574                           59,510        30

 FOURTH: If such amendment provides for exchange, reclassification or cancellation of issued shares, the manner in which this shall be effected is contained in Exhibit B attached if it is not set forth in the amendment itself.

  FIFTH: (Complete if Exhibits do not give this information.) If the amendment changes the number of par values of authorized shares, the number of shares the corporation has authority to issue thereafter, is as follows:

          Class    Series (If any)  Number of Shares   Par Value (ifany)
          Common   n/a              2,500,000          no par value

  SIXTH:  Address of the registered office in Maine:
          2 Elm Street
          P.O. Box 310
          Camden, ME 04843

MUST BE COMPLETED FOR VOTE                 Camden National Corporation
      OF SHAREHOLDERS                      (Name of Corporation)
I certify that I have custody               By  R. E. Worthing
(signature)
of the minutes showing the                  Robert E. Worthing, Clerk
above action by the shareholders.
R. E. Worthing (signature)

Dated:  9/27/93