Form 10-Q/A
period 1996-03-31
CAMDEN NATIONAL CORP
filed 1996-08-07
CIK 750686

CAMDEN NATIONAL CORPORATION
                      FINANCIAL DATA SCHEDULE
[ARTICLE] 9

[PERIOD-TYPE]                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996             DEC-31-1995
[PERIOD-END]                               MAR-31-1996             DEC-31-1995
[CASH]                                          12,789                  16,356
[INT-BEARING-DEPOSITS]                         317,025                 323,846
[FED-FUNDS-SOLD]                                 1,150                   1,700
[TRADING-ASSETS]                                     0                       0
[INVESTMENTS-HELD-FOR-SALE]                     26,694                  26,196
[INVESTMENTS-CARRYING]                         128,011                 135,136
[INVESTMENTS-MARKET]                           127,666                 134,702
[LOANS]                                        288,953                 285,102
[ALLOWANCE]                                      4,203                   4,080
[TOTAL-ASSETS]                                 472,812                 480,685
[DEPOSITS]                                     353,890                 369,880
[SHORT-TERM]                                    58,532                  51,980
[LIABILITIES-OTHER]                              5,586                   5,145
[LONG-TERM]                                          0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                         2,436                   2,436
[OTHER-SE]                                      52,368                  51,244
[TOTAL-LIABILITIES-AND-EQUITY]                 472,812                 480,685
[INTEREST-LOAN]                                  7,016                  27,246
[INTEREST-INVEST]                                2,392                   9,842
[INTEREST-OTHER]                                   313                   1,380
[INTEREST-TOTAL]                                 9,721                  38,468
[INTEREST-DEPOSIT]                               3,624                  13,743
[INTEREST-EXPENSE]                               4,709                  18,853
[INTEREST-INCOME-NET]                            5,012                  19,615
[LOAN-LOSSES]                                      217                     899
[SECURITIES-GAINS]                                   0                       0
[EXPENSE-OTHER]                                  2,844                  11,707
[INCOME-PRETAX]                                  2,627                  10,746
[INCOME-PRE-EXTRAORDINARY]                       2,627                  10,746
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                     1,758                   7,403
[EPS-PRIMARY]                                     0.75                    3.16
[EPS-DILUTED]                                     0.75                    3.15
[YIELD-ACTUAL]                                    8.52                    8.56
[LOANS-NON]                                      1,976                   2,631
[LOANS-PAST]                                       365                     353
[LOANS-TROUBLED]                                     0                       0
[LOANS-PROBLEM]                                  2,341                   2,984
[ALLOWANCE-OPEN]                                 4,080                   3,751
[CHARGE-OFFS]                                      146                     859
[RECOVERIES]                                        52                     289
[ALLOWANCE-CLOSE]                                4,203                   4,080
[ALLOWANCE-DOMESTIC]                             3,763                   3,397
[ALLOWANCE-FOREIGN]                                  0                       0
[ALLOWANCE-UNALLOCATED]                            440                     683