Form 10-Q
period 1996-06-30
CAMDEN NATIONAL CORP
filed 1996-08-14
CIK 750686

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                         FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        June 30, 1996.

Commission File No.          01-28190


           CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

           MAINE                                01-04132282
(State or other jurisdiction                  (I.R.S. Employer
incorporation or organization)               Identification No.)


2 ELM STREET, CAMDEN, ME                            04843
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

   Outstanding at June 30, 1996:  Common stock (no par value)
2,340,924 shares

                   CAMDEN NATIONAL CORPORATION


          Form 10-Q for the quarter ended June 30, 1996

       TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


PART I.
ITEM 1.  FINANCIAL INFORMATION
                                                            PAGE
Consolidated Statements of Income
   Six Months Ended June 30, 1996 and 1995 and
   Three Months Ended June 30, 1996 and 1995                  3

Consolidated Balance Sheets
   June 30, 1996 and 1995 and December 31, 1995               4

Consolidated Statements of Changes in Stockholders' Equity
   Six Months Ended June 30, 1996 and 1995                    5

Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1996 and 1995                    6

Notes to Consolidated Financial Statements
   Six Months Ended June 30, 1996 and 1995                    7

Analysis of Change in Net Interest Margin on Earning Assets
   Six Months Ended June 30, 1996 and 1995                    8

Anaysis of Volume and Rate Changes on Net Interest
   Income & Expenses June 30, 1996 over June 30, 1995         9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-14


PART II.

ITEM 2. Changes in Securities                                 15

ITEM 4. Submission Matters to a Vote of Security holders      16

ITEM 6. Exhibits and Reports on Form 8-K.                     17

SIGNATURES                                                    18

EXHIBITS                                                      19-28

          Camden National Corporation and Subsidiaries
                Consolidated Statements of Income
                           (Unaudited)

(In Thousands, except number of shares and per share data)
                                           Six Months            Three Months
                                         Ended June 30,         Ended June 30,
                                         1996      1995        1996       1995
Interest Income
  Interest and fees on loans           $14,052    $13,268     $7,036     $6,844
  Interest on US Government
    and agency obligations               4,468      4,526      2,300      2,245
  Interest on state and political
    subdivisions                           192        227        109        126
  Interest on interest rate
    swap agreements                        626        754        313        369
  Interest on federal funds sold
    and other investments                  292        224        151        112
                                       -------    -------     ------     ------
          Total interest income         19,630     18,999      9,909      9,696
Interest Expense
  Interest on deposits                   7,117      6,212      3,493      3,274
  Interest on interest rate
    swap agreements                        569        764        283        381
  Interest on other borrowings           1,781      2,272        982      1,178
                                       -------    -------     ------     ------
          Total interest expense         9,467      9,248      4,758      4,833
                                       -------    -------     ------     ------
Net interest income                     10,163      9,751      5,151      4,863
  Provision for Loan Losses                324        435        107        249
                                       -------    -------     ------     ------
Net interest income after provision
  for loan losses                        9,839      9,316      5,044      4,614
Other Income
  Service charges on deposit accounts      746        713        503        451
  Other service charges and fees           617        634        365        418
  Other                                    486        265        321         93
                                       -------    -------     ------     ------
         Total other income              1,849      1,612      1,189        962

Operating Expenses
  Salaries and employee benefits         3,050      2,795      1,510      1,384
  Premises and fixed assets                994        962        490        497
  Other operating expenses               1,906      1,970      1,106      1,021
                                       -------    -------     ------     ------
         Total operating expenses        5,950      5,727      3,106      2,902
 Less minority interest in net
  (loss) income                            (22)        21         (6)        35
                                       -------    -------     ------     ------
         Income before income taxes      5,760      5,180      3,133      2,639
  Income Taxes                           1,905      1,560      1,036        852
                                       -------    -------     ------     ------
  Net Income                           $ 3,855    $ 3,620     $2,097     $1,787
                                       =======    =======     ======     ======
Per Share Data
Earnings per share                     $  1.65    $  1.54     $  .90     $  .76
  (Net income divided by weighted
  average shares outstanding)
Cash dividends per share               $   .43    $   .27     $  .25     $  .13
Weighted average number of
  shares outstanding                 2,341,759  2,347,006  2,340,924  2,344,974

           Camden National Corporation and Subsidiaries
               Consolidated Statements of Condition
                           (Unaudited)
(In Thousands, except number of shares        June 30,      Dec 31,
  and per share data)                           1996         1995
Assets
Cash and due from banks                       $ 14,319     $ 16,356
Federal funds sold                               1,500        1,700
Investment securities:
   Available for sale                           28,322       26,196
   Held to maturity                            138,945      135,136
Residential mortgages held for sale              2,161        2,083
Loans                                          301,466      283,019
   Less allowance for loan losses               (4,120)      (4,080)
                                              --------     --------
     Net loans                                 297,346      278,939
Bank premises and equipment                      8,531        8,495
Other real estate owned                          1,133        1,086
Interest receivable                              4,943        4,252
Other assets                                     5,741        6,442
                                              --------     --------
        Total assets                          $502,941     $480,685
                                              ========     ========
Liabilities
Demand deposits                               $ 38,666     $ 46,034
NOW deposits                                    37,798       42,192
Money market deposits                           25,908       27,066
Savings deposits                                63,367       63,503
Broker deposits                                  2,261        9,108
Certificates of deposit under $100,000         159,821      159,310
Certificates of deposit $100,000 and over       23,860       22,667
                                              --------     --------
     Total deposits                            351,681      369,880
Borrowings from Federal Home Loan Bank          68,482       39,387
Other borrowed funds                            20,939       12,593
Accrued interest and other liabilities           5,491        5,056
Minority interest in subsidiary                     67           89
                                              --------     --------
        Total liabilities                      446,660      427,005
Stockholders' Equity
Common stock, no par value; (authorized
    18,000,000, issued 2,376,082)                2,436        2,436
Surplus                                          1,226        1,226
Net unrealized appreciation (depreciation)
   on securities available for sale                 (5)         104
Retained earnings                               53,799       50,951
                                              --------     --------
                                                57,456       54,717
Less cost of 35,158, and 31,521
  shares of treasury stock on June 30,
  1996 and December 31, 1995                     1,175        1,037
                                              --------     --------
    Total stockholders' equity                  56,281       53,680
      Total liabilities and
       stockholders' equity                   $502,941     $480,685
                                              ========     ========

            Camden National Corporation and Subsidiaries
     Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1995 and 1996
                            (Unaudited)

(In Thousands, except number of shares and per share data)
                                       Net Unrealized
                                        Appreciation
                                        on Securities
                      Common           Retained   Available   Treas  Total
                       Stock  Surplus  Earnings   For Sale    Stock  Equity

Balance at 12/31/94    $2,436  $1,208   $44,922   $  137    $ (445)  $48,258
Net income
  for 1995                  -       -     3,620        -         -     3,620
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax benefit
  of $24,000                -       -         -       (46)       -       (46)
Purchase of
  treasury stock
  (25,200 shares)           -       -         -        -       (937)    (937)
Sale of treasury
  stock
  (20,629 shares)           -      25         -        -        338      363
Cash dividends              -       -      (653)       -          -     (653)
                       ------  ------   -------   ------    -------  -------
Balance at 6/30/95     $2,436  $1,233   $47,889   $   91    $(1,044) $50,605
                       ======  ======   =======   ======    =======  =======

Balance at 12/31/95     2,436   1,226    50,951      104     (1,037)  53,680
Net income
  for 1996                  -       -     3,855        -          -    3,855
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax benefit
  of $56,000                -       -         -     (109)         -     (109)
Purchase of
  treasury stock
  (4,295 shares)            -       -         -        -       (163)    (163)
Sale of treasury
  stock
  (658 shares)              -       -         -        -         25       25
Cash dividends              -       -    (1,007)       -          -   (1,007)
                       ------  ------   -------   ------    -------  -------
Balance at 6/30/96     $2,436  $1,226   $53,799   $   (5)   $(1,175) $56,281
                       ======  ======   =======   ======    =======  =======

          Camden National Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                          (Unaudited)

(In Thousands, except number of             Six Months Ended June 30,
shares and per share data)                         1996      1995
Operating Activities
  Net Income                                     $ 3,855   $ 3,620
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                         324       435
   Depreciation and amortization                     406       398
   Increase in interest receivable                  (691)     (375)
   Decrease (Increase) in other assets               754    (2,243)
   (Decrease) Increase in accrued interest          (376)      422
   Increase (Decrease) in other liabilities          868      (849)
   Cash receipts from sale of residential loans    1,433     1,832
   Origination of mortgage loans held for sale    (1,511)     (954)
   Other, net                                         (1)       20
                                                 -------   -------
   Net cash provided by operating activities       5,061     2,306

Investing Activities
  Proceeds from maturities and calls of
     securities held to maturity                  16,273     4,018
  Proceeds from maturities and calls of
     securities available for sale                   400       100
  Purchase of securities to be
     held to maturity                            (20,103)     (580)
  Purchase of securities available for sale       (2,684)   (2,294)
  Increase in loans                              (18,731)  (19,836)
  Net (increase) decrease in other real estate       (47)      552
  Purchase of premises and equipment                (481)   (1,182)
  (Increase) Decrease in minority position           (22)       21
  Net purchase of federal funds                      200         0
                                                 -------   -------
   Net cash used by investing activities         (25,195)  (19,201)

Financing Activities
  Net decrease in demand deposits,
     NOW accounts, and savings accounts          (13,056)  (22,744)
  Net (decrease) increase in
     certificates of deposit                      (5,143)   28,243
  Net increase in short-term borrowings           37,441     8,452
  Acquisition of treasury stock                     (163)     (937)
  Sale of treasury stock                              25       363
  Cash dividends                                  (1,007)     (653)
                                                 -------   -------
   Net cash provided by financing activities      18,097    12,724
                                                 -------   -------
   Decrease in cash and cash equivalents          (2,037)   (4,171)
Cash and cash equivalents at beginning of period  16,356    17,159
                                                 -------   -------
   Cash and cash equivalents at end of period    $14,319   $12,988
                                                 =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of June 30, 1996 and December 31, 1995, the consolidated statements of income for the three and six months ended June 30, 1995 and June 30, 1995, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1996, and June 30, 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1996 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - SFAS 122

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of
1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company has adopted SFAS 122 as of January 1, 1996. During the first half of 1996 activity in this area was minimal and had no material effect on the financial position and results of operations.

ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS
                                  Six Months Ended        Six Months Ended
                                    June 30, 1996           June 30, 1995
                               ----------------------   ----------------------
                               Average         Yield/   Average         Yield/
                               Balance   Int.   Rate    Balance   Int.   Rate
                               -------  -----  ------   -------  -----  ------
ASSETS
 Securities-Taxable            150,755  4,731   6.28%   147,064  4,737   6.44%
 Securities-Nontaxable           7,829    250   6.39%    10,865    343   6.31%
 Federal Funds Sold              2,138     56   5.24%       479     13   5.43%
 Loans                         291,838 14,176*  9.71%   275,848 13,330*  9.66%
                               ------- ------   -----   ------- ------   -----
Total Earning Assets           452,560 19,213   8.49%   434,256 18,423   8.48%

 Cash and Due from Banks        12,433                   11,985
 Other Assets                   19,750                   19,256
 Less Allowance for
   Loan Losses                  (4,144)                  (3,860)
                               -------                  -------
Total Assets                   480,599                  461,637
                               =======                  =======

LIABILITIES & SHAREHOLDERS' EQUITY
 NOW Accounts                   38,334    264   1.38%    38,839    329   1.69%
 Savings Accounts               62,285  1,041   3.34%    63,171  1,082   3.43%
 Money Market Accounts          25,445    392   3.08%    33,786    552   3.27%
 Certificates of Deposit       184,030  5,231   5.68%   158,483  4,189   5.29%
 Short-term Borrowings          64,489  1,782   5.53%    74,273  2,272   6.12%
 Broker Certificates of Deposit  6,173    188   6.09%     1,831     60   6.55%
                               ------- ------   -----   ------- ------   -----
Total Interest-bearing
   Liabilities                 380,756  8,898   4.67%   370,383  8,484   4.58%
 Demand Deposits                39,380                   37,245
 Other Liabilities               5,834                    4,899
 Shareholders' Equity           54,629                   49,110
                               -------                  -------
Total Liabilities &
   Shareholders' Equity        480,599                  461,637
                               =======                  =======
Net Interest Income                    10,315                    9,939
  (fully-taxable equivalent)

Less:  fully-taxable equivalent
       adjustment                        (152)                    (188)
                                       ------                   ------
                                       10,163                    9,751
                                       ======                   ======
Net Interest Rate Spread
  (fully-taxable equivalent)                    3.82%                    3.90%
Net Interest Margin
  (fully-taxable equivalent)                    4.56%                    4.58%

*Includes net swap income figures (in thousands) - June 1996 $57 and June 1995 $(10)

Notes:  Nonaccrual loans are included in total average loans.
        Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

ANALYSIS OF VOLUME AND RATE CHANGE ON NET
INTEREST INCOME AND EXPENSES
                                     June 1996 Over June 1995
                                  -----------------------------
                                  Change     Change
                                  due to     due to      Total
                                  Volume      Rate       Change
                                  ------     ------      ------
INTEREST-EARNING ASSETS:
  Securities-taxable               119        (125)         (6)
  Securities-nontaxable            (96)          3         (93)
  Federal Funds Sold                45          (2)         43
  Loans                            773          73         846
                                  ----        ----        ----
Total Interest Income              841         (51)        790

INTEREST-BEARING LIABILITIES:
  NOW Accounts                      (4)        (61)        (65)
  Savings Accounts                 (15)        (26)        (41)
  Money Market Accounts           (136)        (24)       (160)
  Certificates of Deposit          675         367       1,042
  Short-term Borrowings           (299)       (191)       (490)
  Broker Certificates              142         (14)        128
                                  ----        ----        ----
Total Interest Expense             363          51         414

Net Interest Income                478        (102)        376
  (fully taxable equivalent)


       MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION


FINANCIAL CONDITION

At June 30, 1996 the Company had consolidated assets of $502.9 million, an increase of $22.2 million or 4.6%, from December 31,1995.
The major change in assets was due to increased loan demand, that resulted in an increase in the loan portfolio of $18.5 million. The investment portfolio also increased by $5.9 million during the first six months of 1996. During the second quarter of 1996 more attractive investment yields were available. Therefore, after experiencing little activity in the first quarter of 1996, purchases were made in both the held to maturity and the available for sale investment portfolios during the second quarter.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1995, deposits have declined by $18.2 million or 4.9%, most of which has been in DDA and NOW accounts. These declines are the result of seasonal reductions that the Company normally experiences during the first six months of each year. During the same period, broker certificates of deposit decreased $6.8 million since December 31, 1995. This decrease was due to the fact that alternative funding was available at more attractive rates.

Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan
Bank. Loan growth is normally stronger during the first half of the year due to the seasonal business of many of the Company's commercial loan customers. In addition, the Company normally has seasonal deposit reductions during this same period. Therefore, management had anticipated that borrowings would increase during the first six months of this year to meet those funding needs.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first half of 1996, $324,000 was added to the reserve for loan losses, resulting in an allowance of $4.1 million, or 1.36%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and Tier 2 ratios at June 30, 1996, of
19.97% and 18.72% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1995 were 20.04% and 18.79%

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first half of 1996 Camden National Bank paid dividends to the Company in the amount of $1,170,466. The Company paid dividends to shareholders in the amount of $1,007,256 and $163,210 was used to repurchase outstanding stock of the Company.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1996 was $3,855,000, an increase of $235,000 or 6.5% above the first half of 1995's net income of $3,620,000. In the first half of 1995 the Company had a tax benefit of $134,000, due to stock options that were exercised.
If the Company had not had the tax benefit in 1995, earnings in the first six months would have exceeded those of last year's by $369,000 or 10%. Earnings in the three months ended June 30, 1996 were $310,000 or 17.3% higher than the three months ended June 30, 1995. One major contributing factor was the provision for loan losses that was $142,000 less in the quarter ending June 30, 1996.


NET INTEREST INCOME

Net interest income for the six months ended June 30, 1996 was $10,163,000, a 4.2% or $412,000 increase over net interest income of $9,751,000 for the first six months of 1995. Total interest income was $631,000 or 3.3% higher in the first six months of 1996 compared to the same period 1995. Interest income on loans increased by $846,000, of which $773,000 was due to an increase in volume and $73,000 was due to an increase in the average yield from 9.66% in the first six months of 1995 to 9.71% in 1996. The Company did, however, experience a decrease in interest income on investments during the first six months of 1996 compared to the same period in 1995. As investments matured they were replaced with lower yielding instruments, due to the current rate environment. The Company's interest expense of $9,467,000 is a 2.4% or $219,000 increase over first six months of 1995's total interest expense of $9,248,000. This increase was due to the increase in interest paid on certificates of deposit, which increased by $1,042,000 due to increases in both volume and rates.
During 1995 the Company had increased rates offered on certificates of deposit to stimulate deposit growth and meet funding needs.
The Company did, however, experience a decrease of interest expense on borrowed funds in the first half of 1996 compared to the first half of 1995 of $490,000 due to both volume and rate declines.

The Analysis of Change in Net Interest Margin on Earning Assets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8 and 9 of this report to enable the reader to understand the components of the Company's interest income
and expenses.   The first table provides an analysis of changes in
net interest margin on earning assets setting forth average assets, liabilities and stockholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the six months ended June
30, 1996 and 1995. The second of these tables presents an analysis of volume and rate change on net interest income and expense from June 30, 1995 to June 30, 1996.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $57,000 in the first six months of 1996 and a decrease of $10,000 in the first six months of 1995.


NONINTEREST INCOME

There was a $184,000 or 11.1% increase in total noninterest income in the first half of 1996 compared to the first half of 1995. Service charges increased by $33,000 or 4.6% due to changes in the service charge structure. Other income increased by $221,000 in the first six months of 1996, compared to 1995. The three largest increases were 1) in merchant assessments that were $53,000 higher, 2) income on a life insurance policy held for the SERP plan of $44,000 and 3) gains on properties sold of $35,000.


NONINTEREST EXPENSE

There was a $223,000 or 3.9% increase in total noninterest expense in the first half of 1996 compared to the first half of 1995.
Salaries and employee benefit cost increased $255,000 or 9.1% in the first half of 1996 compared to 1995. This increase was the result of normal annual increases, combined with higher pension benefit costs. The higher pension costs were due to the addition of employees at United Bank and a decrease in the discount rate. The Company also experienced an increase in fixed asset costs due to the depreciation of several large pieces of computer equipment that were purchased in the middle of 1995. These purchases were necessary to take advantage of new technologies that will provide new services and enhance customer satisfaction and, in the long term, assist in containing overhead costs. Lastly, there was a reduction in other operating expenses of $64,000 or 3.2% in the first half of 1996 compared to the first half of 1995. There have been increases in some expense categories, however, the temporary decrease of the FDIC assessment in the first half of 1996 offset those increases.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of 1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company has adopted SFAS 122 as of January 1, 1996. During the first half of 1996 activity in this area was minimum and had no material effect on the financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective on January 1, 1996. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB No. 25. SFAS No. 123 requires companies which elect to continue to follow the accounting in APB Opion No.25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the value based method of accounting had been applied. Management has not determined the impact of the adoption of SFAS No. 123 on the financial position or results of operations of the Company.


OTHER MATTERS

SHARE REPURCHASE PLAN. Camden National Corporation (CNC) will seek to repurchase up to five percent of its outstanding shares during the succeeding twelve months following the adoption of this plan. The repurchase will be effected as follows:

   1. All of CNC's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that CNC may repurchase shares from others provided that the same have not been solicited by or on behalf of CNC. For this purpose, CNC shall utilize the services of Paine Webber, A.G. Edwards & Sons, Inc., Maine Securities Corp. and Tucker Anthony;

   2. All of CNC's repurchases of its stock shall be at a price which is not higher than the lowest current independent offer quotation determined on the basis of reasonable inquiry. Management shall exercise its best judgement whether to purchase stock at the then lowest current independent offer quotation;

   3. Daily volume of CNC repurchases must be in an amount that (a) when added to the amounts of all of CNC's other repurchases through a broker or dealer on that day, except "block purchases," (i.e., 2,000 or more shares repurchased from a single seller) does not exceed one "round lot" (i.e., 100 shares) or (b) when added to the amounts of all of CNC's other repurchases through a broker or dealer during that day and the preceding five business days, except "block purchases" does not exceed one twentieth of one percent (1/20 of 1%) of the outstanding shares of CNC stock, exclusive of shares known to be owned beneficially by affiliates, (i.e., approximately 1,000 shares);

   4. If at any time while this plan is in effect trading in CNC's shares of stock are reported through a consolidated system, compliance for rule 10b-18 of the Exchange Act Rules shall be complied with;

   5.  A press release shall be issued describing this plan.

The Camden National Bank has expressed, to the Comptroller of the Currency, in a letter dated July 23, 1996, its desire to change its capital structure by reducing its common stock or surplus in an amount not to exceed $4,700,000 to accommodate the above described "Share Repurchase Plan." This will reduce the Company's excess capital position and should improve shareholder's return on equity.

Item 2.  Changes in Securities.

(a) The authorized shares of "Camden National Corporation common stock, no par value," stock have increased from 2,500,000 to 5,000,000. The general effect of the increase on the rights of shareholders is the potential for the issuance of 2,500,000 additional shares of stock by the board of directors without further shareholder approval. Such an issuance could cause material dilution of existing shareholders' percentage ownership of Camden National Corporation.

Item 4.  Submission of Matters to Vote of Security holders.

(a)  The annual meeting of shareholders was held on May 7, 1996.

(c) Matters voted upon at the meeting. 1) To elect as director the nominees -- David H. Montgomery, Kenneth C. Dickey, Keith C. Patten and John W. Holmes. Total votes cast: 1,744,754, with 1,744,327 FOR, and 425 WITHHELD. 2) To amend the Company's Articles of Incorporation to authorize an additional 2.5 million shares of common stock. Total votes cast: 1,744,754, with 1,578,344 FOR, 158,455 AGAINST, and 7,955 ABSTAIN. 3) To
     approve an amendment to the Company's 1993 Stock Option Plan such that options for 50,000 additional shares may be issued to key employees. Total votes cast: 1,744,754, with 1,711,891 FOR, 23,807 AGAINST, and 9,056 ABSTAIN. 4) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 1996. Total votes cast:
     1,744,754, with 1,743,929 FOR, 400 AGAINST, and 425 ABSTAIN.  5)
     In their discretion, the proxy holders are authorized to vote upon such other business as may be properly presented at the meeting or matters incidental to the conduct of the meeting. Total votes cast: 1,744,754, with 1,720,664 FOR, 3,660 AGAINST, and 20,430 ABSTAIN.

Item 6.  Exhibits and Reports on Form 8-K

(a).  Exhibits

     (3.i.) The Articles of Incorporation of Camden National Corporation, as amended to date.

    (3.ii.)  The Bylaws of Camden National Corporation, as amended to date,
             Exhibit 3.ii. to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

     (10.1) Lease Agreement for the facility occupied by the Thomaston Branch of Camden National Bank, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

     (10.2) Lease Agreement for the facility occupied by the Camden Square Branch of Camden National Bank, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

     (10.3) Lease Agreement for the facility occupied by the Camden Appraisal Company and one other tenant, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

     (10.4) Lease Agreement for the facility occupied by the Hampden Branch of United Bank, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

     (10.5) Camden National Corporation 1993 Stock Option Plan, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

     (10.6) UnitedCorp Stock Option Plan, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

       (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

             None Filed.

                           SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CAMDEN NATIONAL CORPORATION
(Registrant)







Keith C. Patten (signature)                08/12/96
- --------------------------------------     --------
Keith C. Patten                            Date
President and Chief Executive Officer





Susan M. Westfall (signature)              08/12/96
- --------------------------------------     --------
Susan M. Westfall                          Date
Treasurer and Chief Financial Officer

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




                      STATE OF MAINE
             Office of the Secretary of State
     Bureau of Corporations, Elections and Commissions
      State House Station #101, Augusta, Maine 04333

               DIVISION OF CORPORATIONS

                      05/28/1996

CAMDEN NATIONAL BANK
ATTN:  ROBERT E. WORTHING, VICE-PRESIDENT

P.O. BOX 310
CAMDEN, ME 04843

                    PROOF OF FILING
                 WR DCN: 1961451200017

Enclosed please find copies of documents recently placed on file with our office. Each copy has been attested as a true copy of the original and serves as your evidence of filing. We recommend that you retain these permanently with your records.

- -----------------------------------------------------------------

Charter #:    Legal Name:

19841530 D    CAMDEN NATIONAL CORPORATION

    AMENDMENT
    DCN:  1961451200018                               2 Page(s)

                                            Total     2 Page(s)




                                            File No. 19841530 D Pages 2
                                            Fee Paid $6,285.00
                    STATE OF MAINE          DCN 1961451200018  STCK
                                            ------------ FILED ----------
                 ARTICLES OF AMENDMENT              05/24/1996
              (Amendment by Shareholders    [  Gary Cooper (signature)  ]
                 Voting as One Class)       [ Deputy Secretary of State ]
                                            [ A True Copy When Attested ]
  Pursuant to 13-A MRSA Sections 805 and    [        By Signature       ]
     807, the undersigned corporation       [  Gary Cooper (signature)  ]
    adopts these Articles of Amendment:     [ Deputy Secretary of State ]

FIRST: All outstanding shares were entitled to vote on the following amendment as one class.

SECOND: The amendment set out in Exhibit A attached was adopted by the shareholders
         {A}. at a meeting legally called and held on, May 7, 1996.

THIRD: Shares outstanding and entitled to vote and shares voted for and against said amendment were:

         Number of Shares Outstanding        NUMBER          NUMBER
             and Entitled to Vote          Voted For      Voted Against
                  2,340,924                1,578,344          158,477

FOURTH: If such amendment provides for exchange, reclassification or cancellation of issued shares, the manner in which this shall be effected is contained in Exhibit B attached if it is not set forth in the amendment itself.

FIFTH: (Complete if Exhibits do not give this information). If the amendment changes the number or par values of authorized shares, the number of shares the corporation has authority to issue thereafter, is as follows:

         Class    Series(If Any)    Number of Shares   Par Value (if Any)
         Common      N/A               5,000,000         no par value

         The aggregate par value of all such shares (of all classes and series) having par value is $0.
         The total number of all such shares (of all classes and series) without par value is 5,000,000 shares.

SIXTH:   Address of the registered office in Maine:  PO Box 310/2 Elm St.
                                                     Camden, Maine 04843
 ------------------------------------
[   MUST BE COMPLETED FOR VOTE OF    ]        Camden National Corporation
[            SHAREHOLDERS            ]            (Name of Corporation)
[I certify that I have custody of the]
[minutes showing the above action by ]         By     R E Worthing
[          the shareholders          ]               (signature)
[      R E Worthing (signature)      ]         Robert E. Worthing, Clerk
[        signature of clerk          ]
 ------------------------------------          By  _____________________
                                                     (signature)
Dated:   05/17/96                              _________________________

NOTE: This form should not be used if any class of shares is entitled to vote as a separate class for any of the reasons set out in Section 806, or because the articles so provide. For vote necessary for adoption see
Section 805.




  {Corporation}  Camden National Corporation
  {   Logo    }  P.O. Box 310 Camden, Maine 04843 Telephone (207)236-8821



                            CERTIFICATE

(1)              To elect as directors the nominees listed below.
    1,744,329    FOR ALL nominees listed below (except as marked to the
                 contrary).

          425   WITHHOLD AUTHORITY to vote for all nominees listed below.

Instruction:  TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL
NOMINEE, STRIKE A LINE THROUGH THAT NOMINEE'S NAME IN THE LIST BELOW:

 David H. Montgomery, Kenneth C. Dickey, Keith C. Patten, John W. Holmes.

(2) To amend the Company's Articles of Incorporation to authorize an additional 2.5 million shares of common stock.

     1,578,344  FOR       158,455  AGAINST       7,955  ABSTAIN

(3) To approve an amendment to the Company's 1993 Stock Option Plan such that options for 50,000 additional shares may be issued to key employees.

     1,711,891  FOR        23,807  AGAINST       9,056  ABSTAIN

(4) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 1996.

     1,743,929  FOR           400  AGAINST         425  ABSTAIN

(5) In their discretion, the proxy holders are authorized to vote upon such other business as may be properly presented at the meeting or matters incidental to the conduct of the meeting.

     1,720,664              3,660  AGAINST      20,430  ABSTAIN

We the Judges of Election, appointed at a regular meeting of the Board of Directors of the Camden National Corporation, to act in such capacity at the Annual Meeting of the Shareholders, hereby reports on the results of the balloting.

Total Votes Cast:  1,744,754

                                       Signed:  Ann B Bixler
                                                Paul Gibbons
                                                Orman Goodwin
                                                (Judges of Election)