Form 10-Q
period 1996-09-30
CAMDEN NATIONAL CORP
filed 1996-11-14
CIK 750686

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                         FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        September 30, 1996.

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

   Outstanding at September 30, 1996:  Common stock (no par value)
2,312,388 shares

                      CAMDEN NATIONAL CORPORATION


          Form 10-Q for the quarter ended September 30, 1996

         TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


PART I.
ITEM 1.  FINANCIAL INFORMATION
                                                                    PAGE
Consolidated Statements of Income
   Nine Months Ended September 30, 1996 and 1995                      3

Consolidated Statements of Income
   Three Months Ended September 30, 1996 and 1995                     4

Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995                           5

Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1996 and 1995                      6

Notes to Consolidated Financial Statements
   Nine Months Ended September 30, 1996 and 1995                      7

Analysis of Change in Net Interest Margin on Earning Assets
   Nine Months Ended September 30, 1996 and 1995                      8

Anaysis of Volume and Rate Changes on Net Interest
   Income & Expenses September 30, 1996 over September 30, 1995       9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10-14


PART II.

ITEM 2. Changes in Securities                                        15

ITEM 4. Submission Matters to a Vote of Security holders             16

ITEM 6. Exhibits and Reports on Form 8-K.                            17

SIGNATURES                                                           18

EXHIBITS                                                             19

          Camden National Corporation and Subsidiaries
                Consolidated Statements of Income
                           (Unaudited)

(In Thousands, except number of shares and per share data)
                                                          Nine Months
                                                       Ended September 30,
                                                        1996        1995
Interest Income
  Interest and fees on loans                           $21,464     $20,285
  Interest on US Government and agency obligations       6,871       6,662
  Interest on state and political subdivisions             272         361
  Interest on interest rate swap agreements                938       1,067
  Interest on federal funds sold and other investments     476         427
                                                       -------     -------
          Total interest income                         30,021      28,802
Interest Expense
  Interest on deposits                                  10,688       9,955
  Interest on interest rate swap agreements                855       1,076
  Interest on other borrowings                           2,872       3,129
                                                       -------     -------
          Total interest expense                        14,415      14,160
                                                       -------     -------
Net interest income                                     15,606      14,642
  Provision for Loan Losses                                575         684
                                                       -------     -------
Net interest income after provision for loan losses     15,031      13,958
Other Income
  Service charges on deposit accounts                    1,116       1,094
  Other service charges and fees                         1,190       1,191
  Other                                                    760         309
                                                       -------     -------
         Total other income                              3,066       2,594

Operating Expenses
  Salaries and employee benefits                         5,028       4,256
  Premises and fixed assets                              1,433       1,447
  Other operating expenses                               2,696       3,067
                                                       -------     -------
         Total operating expenses                        9,157       8,770
 Less minority interest in net (loss) income               (29)         (5)
                                                       -------     -------
         Income before income taxes                      8,969       7,787
  Income Taxes                                           2,974       2,416
                                                       -------     -------
  Net Income                                           $ 5,995     $ 5,371
                                                       =======     =======
Per Share Data
Earnings per share                                     $  2.56     $  2.29
  (Net income divided by weighted
  average shares outstanding)
Cash dividends per share                               $   .69     $   .43
Weighted average number of
  shares outstanding                                 2,340,983   2,346,106

          Camden National Corporation and Subsidiaries
                Consolidated Statements of Income
                           (Unaudited)

(In Thousands, except number of shares and per share data)
                                                          Three Months
                                                       Ended September 30,
                                                        1996        1995
Interest Income
  Interest and fees on loans                           $ 7,412     $ 7,017
  Interest on US Government and agency obligations       2,403       2,136
  Interest on state and political subdivisions              80         134
  Interest on interest rate swap agreements                312         313
  Interest on federal funds sold and other investments     184         203
                                                       -------     -------
          Total interest income                         10,391       9,803
Interest Expense
  Interest on deposits                                   3,571       3,743
  Interest on interest rate swap agreements                286         312
  Interest on other borrowings                           1,091         857
                                                       -------     -------
          Total interest expense                         4,948       4,912
                                                       -------     -------
Net interest income                                      5,443       4,891
  Provision for Loan Losses                                251         249
                                                       -------     -------
Net interest income after provision for loan losses      5,192       4,642
Other Income
  Service charges on deposit accounts                      370         381
  Other service charges and fees                           573         557
  Other                                                    274          44
                                                       -------     -------
         Total other income                              1,217         982

Operating Expenses
  Salaries and employee benefits                         1,978       1,461
  Premises and fixed assets                                439         485
  Other operating expenses                                 790       1,097
                                                       -------     -------
         Total operating expenses                        3,207       3,043
 Less minority interest in net (loss) income                (7)        (26)
                                                       -------     -------
         Income before income taxes                      3,209       2,607
  Income Taxes                                           1,069         856
                                                       -------     -------
  Net Income                                           $ 2,140     $ 1,751
                                                       =======     =======
Per Share Data
Earnings per share                                     $   .91     $   .75
  (Net income divided by weighted
  average shares outstanding)
Cash dividends per share                               $   .26     $   .16
Weighted average number of
  shares outstanding                                 2,339,922   2,344,974

           Camden National Corporation and Subsidiaries
               Consolidated Statements of Condition
                           (Unaudited)
(In Thousands, except number of shares             Sept 30,      Dec 31,
  and per share data)                                1996         1995
Assets
Cash and due from banks                            $ 18,229     $ 16,356
Federal funds sold                                    2,200        1,700
Investment securities:
   Available for sale                                19,622       26,196
   Held to maturity                                 139,225      135,136
Residential mortgages held for sale                   2,297        2,083
Loans                                               302,462      283,019
   Less allowance for loan losses                    (4,309)      (4,080)
                                                   --------     --------
     Net loans                                      298,153      278,939
Bank premises and equipment                           8,621        8,495
Other real estate owned                               1,528        1,086
Interest receivable                                   3,289        4,252
Other assets                                          6,248        6,442
                                                   --------     --------
        Total assets                               $499,412     $480,685
                                                   ========     ========
Liabilities
Demand deposits                                    $ 45,167     $ 46,034
NOW deposits                                         41,510       42,192
Money market deposits                                25,033       27,066
Savings deposits                                     66,623       63,503
Broker deposits                                       2,261        9,108
Certificates of deposit under $100,000              158,474      159,310
Certificates of deposit $100,000 and over            25,840       22,667
                                                   --------     --------
     Total deposits                                 364,908      369,880
Borrowings from Federal Home Loan Bank               51,217       39,387
Other borrowed funds                                 21,056       12,593
Accrued interest and other liabilities                5,323        5,056
Minority interest in subsidiary                         124           89
                                                   --------     --------
        Total liabilities                           442,628      427,005
Stockholders' Equity
Common stock, no par value; (authorized
    18,000,000, issued 2,376,082)                     2,436        2,436
Surplus                                               1,226        1,226
Net unrealized appreciation (depreciation)
   on securities available for sale                      (7)         104
Retained earnings                                    55,331       50,951
                                                   --------     --------
                                                     58,986       54,717
Less cost of 63,694, and 31,521 shares of treasury
  stock on Sept 30, 1996 and December 31, 1995        2,202        1,037
                                                   --------     --------
    Total stockholders' equity                       56,784       53,680
                                                   --------     --------
      Total liabilities and stockholders' equity   $499,412     $480,685
                                                   ========     ========

          Camden National Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
                          (Unaudited)

(In Thousands, except number of                  Nine Months Ended Sept 30,
shares and per share data)                             1996      1995
Operating Activities
  Net Income                                         $ 5,995   $ 5,371
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                             575       684
   Depreciation and amortization                         610       615
   Decrease in interest receivable                       963       598
   Decrease (Increase) in other assets                   275    (1,249)
   (Decrease) Increase in accrued interest              (679)      979
   Increase (Decrease) in other liabilities            1,003    (1,090)
   Cash receipts from sale of residential loans            0     2,546
   Origination of mortgage loans held for sale          (214)   (2,882)
   Other, net                                              5         0
                                                     -------   -------
   Net cash provided by operating activities           8,533     5,572

Investing Activities
  Proceeds from maturities and calls of
     securities held to maturity                      26,433    14,270
  Proceeds from maturities and calls of
     securities available for sale                     9,400       100
  Purchase of securities to be
     held to maturity                                (30,540)   (4,580)
  Purchase of securities available for sale           (2,983)   (2,256)
  Increase in loans                                  (19,789)  (19,243)
  Net (increase) decrease in other real estate          (442)      813
  Purchase of premises and equipment                    (816)   (1,830)
  Decrease (Increase) in minority position                35        (5)
  Net purchase of federal funds                         (500)        0
                                                     -------   -------
   Net cash used by investing activities             (19,202)  (12,731)

Financing Activities
  Net decrease in demand deposits,
     NOW accounts, and savings accounts                 (462)  (10,216)
  Net (decrease) increase in
     certificates of deposit                          (4,510)   38,560
  Net increase (decrease) in shorrt-term borrowings   20,293   (21,038)
  Acquisition of treasury stock                       (1,214)     (937)
  Sale of treasury stock                                  50       363
  Cash dividends                                      (1,615)   (1,004)
                                                     -------   -------
   Net cash provided by financing activities          12,542     5,728
                                                     -------   -------
   Decrease in cash and cash equivalents               1,873    (1,431)
Cash and cash equivalents at beginning of period      16,356    17,159
                                                     -------   -------
   Cash and cash equivalents at end of period        $18,229   $15,728
                                                     =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of September 30, 1996 and December 31, 1995, the consolidated statements of income for the three and nine months ended September 30, 1996 and September 30, 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996, and September 30, 1995. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1996 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - SFAS 122

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of
1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company has adopted SFAS 122 as of January 1, 1996. During the first nine months of 1996 activity in this area was minimal and had no material effect on the financial position and results of operations.

ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS
                                  Nine Months Ended        Nine Months Ended
                                 September 30, 1996       September 30, 1995
                               ----------------------   ----------------------
                               Average         Yield/   Average         Yield/
                               Balance   Int.   Rate    Balance   Int.   Rate
                               -------  -----  ------   -------  -----  ------
ASSETS
 Securities-Taxable            153,195  7,230   6.29%   145,783  7,045   6.44%
 Securities-Nontaxable           7,675    371   6.45%    10,753    508   6.30%
 Federal Funds Sold              3,250    127   5.21%     1,727     72   5.56%
 Loans                         296,395 21,658*  9.74%   279,212 20,326*  9.71%
                               ------- ------   -----   ------- ------   -----
Total Earning Assets           460,515 29,386   8.51%   437,475 27,951   8.52%

 Cash and Due from Banks        12,787                   12,537
 Other Assets                   18,328                   19,638
 Less Allowance for
   Loan Losses                  (4,251)                  (3,917)
                               -------                  -------
Total Assets                   487,379                  465,733
                               =======                  =======

LIABILITIES & SHAREHOLDERS' EQUITY
 NOW Accounts                   39,150    395   1.35%    39,205    498   1.69%
 Savings Accounts               63,116  1,586   3.35%    62,802  1,624   3.45%
 Money Market Accounts          25,678    614   3.19%    32,388    793   3.26%
 Certificates of Deposit       184,562  7,869   5.68%   163,978  6,816   5.54%
 Short-term Borrowings          69,977  2,872   5.47%    68,725  3,129   6.07%
 Broker Certificates of Deposit  4,860    224   6.15%     4,750    224   6.29%
                               ------- ------   -----   ------- ------   -----
Total Interest-bearing
   Liabilities                 387,343 13,560   4.67%   371,848 13,084   4.69%
 Demand Deposits                40,513                   39,109
 Other Liabilities               4,291                    4,948
 Shareholders' Equity           55,232                   49,828
                               -------                  -------
Total Liabilities &
   Shareholders' Equity        487,379                  465,733
                               =======                  =======
Net Interest Income                    15,826                   14,867
  (fully-taxable equivalent)

Less:  fully-taxable equivalent
       adjustment                        (220)                    (225)
                                       ------                   ------
                                       15,606                   14,642
                                       ======                   ======
Net Interest Rate Spread
  (fully-taxable equivalent)                    3.84%                    3.83%
Net Interest Margin
  (fully-taxable equivalent)                    4.58%                    4.53%

*Includes net swap income figures (in thousands) - September 1996 $83 and September 1995 $(9)

Notes:  Nonaccrual loans are included in total average loans.
        Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

ANALYSIS OF VOLUME AND RATE CHANGE ON NET
INTEREST INCOME AND EXPENSES
                                    Sept 1996 Over Sept 1995
                                 ------------------------------
                                 Change      Change
                                 due to      due to      Total
                                 Volume       Rate       Change
                                 ------      ------      ------
INTEREST-EARNING ASSETS:
  Securities-taxable               358        (173)        185
  Securities-nontaxable           (145)          8        (137)
  Federal Funds Sold                63          (8)         55
  Loans                          1,251          81       1,332
                                 -----       -----       -----
Total Interest Income            1,527         (92)      1,435

INTEREST-BEARING LIABILITIES:
  NOW Accounts                      (1)       (102)       (103)
  Savings Accounts                   8         (46)        (38)
  Money Market Accounts           (164)        (15)       (179)
  Certificates of Deposit          856         197       1,053
  Short-term Borrowings             57        (314)       (257)
  Broker Certificates                5          (5)          0
                                 -----       -----       -----
Total Interest Expense             761        (285)        476

Net Interest Income                766         193         959
  (fully taxable equivalent)


       MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

FINANCIAL CONDITION

At September 30, 1996 the Company had consolidated asset of $499.4 million, an increase of $18.7 million or 3.9%, from December 31, 1995. The major change in assets was due to an increase in the loan portfolio of $19.7 million. The investment portfolio decreased slightly by $2.5 million during the first nine months of 1996. Most purchases were made during the second quarter of 1996 when more attractive investment yields were available. Purchases have been made in both the held to maturity and the available for sale investment portfolios.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds.
Since December 31, 1995, deposits have declined by $5.0 million or 1.4%. The major decline has been in the broker certificates of deposit, which have decreased by $6.8 million since December 31, 1995. This decrease was due to the fact that alternative funding was available at more attractive rates.

Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Loan growth is normally stronger during the first half of the year due to the seasonal business of many of the Company's commercial loan customers. In addition, the Company normally has seasonal deposit reductions during this same period. Therefore, management had anticipated that borrowings would increase during the first six months of this year to meet those funding needs. Borrowings have continued to be a viable source of funding during the third quarter of 1996 as well.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first nine months of 1996, $575,000 was added to the reserve for loan losses, resulting in an allowance of $4.1 million, or 1.36%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital.  The Company's Tier 1 and Tier 2 ratios at
September 30,1996, of 20.69% and 19.44% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1995 were 20.04% and 18.79%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first nine months of 1996 Camden National Bank paid dividends to the Company in the amount of $2,830,344. The Company paid dividends to shareholders in the amount of $1,615,895 and $1,214,449 was used for treasury stock transactions by the Company.


RESULTS OPERATION

Net income for the nine months ended September 30, 1996 was $5,995,000, an increase of $624,000 or 11.6% above 1995's first nine months net income of $5,371,000. In the first half of 1995 the Company had a tax benefit of $134,000, due to stock options that were exercised. If the Company had not had the tax benefit in 1995, earnings in the first nine months would have exceeded those of last year's by $758,000 or 14.1%. Earnings in the three months ended September 30, 1995 were $389,000 or 22.2% higher than the three months ended September 30, 1995. The major contributing factor was the increase in earning assets, which resulted in net interest income increasing by $550,000.


NET INTEREST INCOME

Net interest income for the nine months ended September 30, 1996 was $15,606,000, a 6.6% or $964,000 increase over net interest income of $14,642,000 for the first nine months of 1995. Total interest income was $1,219,000 or 4.2% higher in the first nine months of 1996 compared to the same period in 1995. Interest income on loans increased by $1,332,000, of which $1,251,000 was due to an increase in volume and $81,000 was due to an increase in the average yield from 9.71% in the first nine months of 1995 to 9.74% in 1996. The Company also experienced a slight increase in interest income on investments during the first nine months of 1996 compared to the same period in 1995. This increase was due to the increase in volume. As investments matured they were replaced with lower yielding instruments, due to the current rate environment. The result was an overall lower yield. The Company's interest expense of $14,415,000 is a 1.8% or $255,000 increase over the first nine months of 1995's total interest expense of $14,160,000. This increase was due to the increase in interest paid on certificates of deposit, which increased by $1,053,000 due to increases in both volume and rates. The Company experienced a decrease of interest expense on borrowed funds in the first nine months of 1996 compared to the first nine months of 1995 of $257,000 due to rate declines.

The Analysis of Change in Net Interest Margin on Earning Assets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 7 and 8 of this report to enable the reader to understand the components of the Company's interest income
and expenses.   The first table provides an analysis of changes in
net interest margin on earning assets setting forth average assets, liabilities and stockholders' equity; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the nine months ended September 30, 1996 and 1995. The second of these tables presents an analysis of volume and rate change on net interest income and expense from September 30, 1995 to September 30, 1996.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $83,000 in the first nine months of 1996 compared to a decrease of $9,000 in the first nine months of 1995.


NONINTEREST INCOME

There was a $472,000 or 18.2% increase in total noninterest income in the first nine months of 1996 compared to the first nine months of 1995. Service charges and fees increased by $21,000 or 1.0%. Other income increased by $451,000 in the first nine months of 1996, compared to 1995. The largest increases were 1) in merchant assessment that were $112,000 higher, 2) income on a life insurance policy held for the SERP plan of $65,000, 3) an increase in income from fiduciary activities of $67,000, 4) gains on properties sold of $35,000, and 5) income from a lease agreement settlement of $32,000.


NONINTEREST EXPENSE

There was a $387,000 or 4.4% increase in total noninterest expense in the first nine months of 1996 compared to the first nine months of 1995. Salaries and employee benefit cost increased $772,000 or 18.1% in the first nine months of 1996 compared to 1995. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. The higher pension costs were due to the addition of employees at United Bank and a decrease in the discount rate. Lastly, there was a reduction in other operating expenses of $371,000 or 13.7% in the first nine months of 1996 compared to the first nine months of 1995. There have been increases in some expense categories, however, the temporary decrease of the FDIC assessment in the first nine months of 1996 offset those increases.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of 1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company has adopted SFAS 122 as of

January 1, 1996. During the first nine months of 1996 activity in this area was minimum and had no material effect on the financial position and results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective on January 1, 1996. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no

compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting under APB No. 25. SFAS No. 123 requires companies which elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statement pro forma net income and earnings per share as if the value based method of accounting had been applied. Management has not determined the impact of the adoption of SFAS no. 123 on the financial position or results of operations of the Company.



OTHER MATTERS

SHARE REPURCHASE PLAN. Camden National Corporation (CNC) will seek to repurchase up to five percent of its outstanding shares during the succeeding twelve months following the adoption of this plan. The Board of Directors approved funding of this plan on September 4, 1996. The repurchase will be effected as follows:

    1. All of CNC's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that CNC may repurchase shares from others provided that the same have not been solicited by or on behalf of CNC. For this purpose, CNC shall utilize the services of Paine Webber, A.G. Edwards & Sons, Inc., Maine Securities Corp. and Tucker Anthony, and

    2. All of CNC's repurchases of its stock shall be at a price which is not higher than the lowest current independent offer quotation determined on the basis of reasonable inquiry. Management shall exercise its best judgement whether to purchase stock at the then lowest current independent offer quotation;

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

    5.  A press release was issued describing this plan.

The Camden National Bank expressed, to the Comptroller of the Currency, in a letter dated July 23, 1996, its desire to change its capital structure by reducing its common stock or surplus in an amount not to exceed $4,700,000 to accommodate the above described "Share Repurchase Plan." This will reduce the Company's excess capital position and should improve shareholders return on equity.

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder. As of September 30, 1996, a total of 29,210 shares had been repurchased through this plan.

Item 2.  Changes in Securities.

  (a) The authorized shares of "Camden National Corporation common stock, no par value," stock has been increased from 2,500,000 to 5,000,000. The general effect of the increase on the rights of shareholders is the potential for the issuance of 2,500,000 additional shares of stock by the board of directors without further shareholder approval. Such an issuance could cause material dilution of existing shareholders' percentage ownership of Camden National Corporation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a).  Exhibits

     (3.i.) The Articles of Incorporation of Camden National Corporation, are incorporated herein by reference.

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



CAMDEN NATIONAL CORPORATION
(Registrant)







Keith C. Patten (signature)                11/13/96
--------------------------------------     --------
Keith C. Patten                            Date
President and Chief Executive Officer





Susan M. Westfall (signature)              11/13/96
--------------------------------------     --------
Susan M. Westfall                          Date
Treasurer and Chief Financial Officer