Form 10-K
period 1996-12-31
CAMDEN NATIONAL CORP
filed 1997-03-28
CIK 750686

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1996
                       Commission File No. 01-28190

                       CAMDEN NATIONAL CORPORATION
          (Exact name of Resgistrant as specified in its charter)

                 Maine                                 01-0413282
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

       2 Elm Street, Camden, ME                           04843
 (Address of principal executive offices)               (Zip Code)

  Registrants's telephone number, including area code  (207) 236-8821

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, without par value
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. (   )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997 is: Common stock - $69,570,501

The number of shares outstanding of each of the registrants's classes of common stock, as of December 31, 1996 is: Common stock - 2,298,632

Listed hereunder are documents incorporated by reference and the Part of the form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II, Items 5, 6, 7 and 8.

(2) The definitive Proxy Statement for the 1997 Annual Meeting of
Shareholders to be filed with the commission prior to April 30, 1997, pursuant to Regulation 14A of the General Rules and Regulations of The Commission is incorporporated into Part III of the Form 10-K.

Index


Item #     Description                                              Page
------     -----------                                              ----
  1        Business                                                 1 - 6

  2        Properties                                               6

  3        Legal Proceedings                                        7

  4        Submission of Matters to a Vote of Security Holders      7

  5        Market for Registrant's Common Equity and Related
           Stockholders Matters                                     7

  6        Selected Financial Data                                  7

  7        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7 - 17

  8        Financial Statements and Supplementary Data              18

  9        Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                      18

 10        Directors and Executive Officers of the Registrant       18

 11        Executive Compensation                                   18

 12        Security Ownership of Certain Beneficial Owners
           and Management                                           18

 13        Certain Relationships and Related Transactions           19

 14        Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                              19 - 20

                                     PART I

Item 1.  Business

     Camden National Corporation, ("the Company") is a multi-bank and financial services holding company headquartered in Camden, Maine. The Company was founded on January 2, 1985 and as a result of a corporate reorganization, in which the shareholders of Camden National Bank, which was founded in 1875, exchanged their stock for shares of the Company, and Camden National Bank became a wholly-owned subsidiary of the Company. As of December 29, 1995 the Company acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of Trust Company of Maine by merging with their then parent company, UNITEDCORP, Bangor, Maine. As of December 31, 1996, the Company's securities consisted of one class of common stock, no par value, of which there were 2,298,632 shares outstanding held of record by approximately 835 shareholders.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Camden National Bank and United Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. Trust Company of Maine, Inc's amounts include its wholly-owned subsidiary -- Fiduciary Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company's wholly-owned bank subsidiaries are independent commercial banks with branches serving both mid-coast and central Maine. The banks are full-service financial institutions that focus primarily on attracting deposits from the general public through their branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. Camden National Bank is a national banking organization based in Camden, Maine, and offers services in the communities of Camden, Union, Rockland, Thomaston and Belfast. Camden National Bank is the largest independent commercial bank in Maine. United Bank is a banking organization chartered under the laws of the State of Maine based in Bangor, Maine, and offers services in the communities of Bangor, Corinth, Hampden, Hermon and Jackman, Maine.

     The Company's majority-owned trust company subsidiary, Trust Company of Maine, Inc., offers a broad range of trust and trust investment services, in addition to retirement and pension plan management services. The financial services provided by the Trust Company of Maine, Inc., complement the services provided by the Company's bank subsidiaries by offering customers investment management services.

     The Company competes principally in mid-coast Maine through its largest subsidiary, Camden National Bank. Camden National Bank considers its primary market areas to be in the two counties in which it has banking facilities, Knox and Waldo counties. These two counties have a combined population of approximately 76,000 people. The economy of the these counties is based primarily on tourism, and is also supported by a substantial population of retirees. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within Camden National Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

     The Company, through United Bank, also competes in the central Maine area. United Bank has approximately a 5% share of the market in its service area and competes principally on the basis of service. The greater Bangor area has a population of approximately 100,000 people. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within United Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

     The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through Camden National Bank and United Bank has branches that are located in small towns within the bank's geographic market areas. The Company believes that the local needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its banks to compete effectively. No single person or group of persons provides a material portion of the Company's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, nor is a material portion of the Company's loans concentrated within a single industry or group of related industries.

     The Company had consolidated asset growth of 6.1% or 29.4 million during 1996. The primary contributing factor to this growth was the increase in lending activity at both bank subsidiaries. As the business continued to grow during this past year, each subsidiary positioned itself to better serve its customers by enhancing its product offerings. Focusing on customer convenience, Camden National Bank introduced debit cards. In addition, the Belfast office of Camden National Bank was renovated and now offers a larger banking office and the Bank's first drive-up ATM. Camden National Bank also installed an ATM at their Union location. United Bank began offering check imaging to its checking account customers, a new automated 24-hour telephone banking system and installed its first ATM at its Bangor location. The Trust Company of Maine, Inc., expanded its market by offering trust and retirement plan services in the mid-coast area.

     The Company employs approximately 165 people on a full-time basis. Management believes that employee relations are good, and there are no known disputes between management and employees. Employees who are at least 21 years of age and who have worked for the Company for at least one year are eligible for participation in the Company's Retirement Savings 401(k) Plan and Defined Benefit Retirement Plan. Certain eligible employees of Company also receive group insurance benefits. Certain Executive Officers of Company may also participate in the 1993 Stock Option Plan and the Supplemental Executive Retirement Plan.

     As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), the Company is subject to the regulations and supervision of the FRB. The BHC Act requires the Company to file reports with the FRB and provide additional information requested by the FRB. The Company must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank.

     The Company and its subsidiaries, including any it may acquire or organize in the future, will be deemed to be affiliates of Camden National Bank and United Bank under the Federal Reserve Act. That Act establishes certain restrictions which limit bank transactions with affiliates. The Company will also be subject to restrictions on the underwriting and the public sale and distribution of securities. It is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

     The Company will be prohibited from engaging in, or acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company engaged in non-banking activities, unless the FRB by order or regulation has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Federal Reserve Regulation "Y" (12 C.F.R. Part 225) sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities that may be engaged in by bank holding companies, subject to approval in individual cases by the FRB. Litigation has challenged the validity of certain activities authorized by the FRB for the bank holding companies, and the FRB has various regulations and applications in this regard still under consideration.

     Under Maine law, dividends and other distributions by the Company with respect to its stock are subject to declaration by the Board of Directors at its discretion out of net assets. Dividends cannot be declared and paid when such payment would make the Company insolvent or unable to pay its debts as they come due.

     FRB policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other FRB policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed a fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

     In addition, the FRB has authority to prohibit banks that it regulates from engaging in practices which in the opinion of the FRB are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. The Company may be subject, under State and/or Federal law, to assessment to restore the capital of the Bank should it become impaired.

     The Company is subject to the minimum capital requirements of the FRB. As a result of these requirements, the growth in assets of the Company is limited by the amount of its capital accounts as defined by the FRB. Capital requirements may have an effect on profitability and the payment of distributions by the Company. If the Company is unable to increase its assets without violating the minimum capital requirements, or is forced to reduce assets, its ability to generate earnings would be reduced.

     The FRB has adopted guidelines utilizing a risk-based capital structure. These guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines apply on a bank only basis unless the holding company is engaged in non-bank activities involving significant leverage or has a significant amount of outstanding debt that is held by the general public. The Company currently has consolidated assets of more than $150 million, and this is not expected to change; accordingly, the risk-based capital guidelines apply on a consolidated basis.

     The risk-based guidelines require the Company to maintain a level of capital based primarily on the risk of its assets and off-balance sheet items. Assets and off-balance sheet items are placed in one of four risk categories. Assets in the first category, such as cash, have no risk and, therefore, carry a zero percent risk-weight and require no capital support. Capital support is required for assets in the remaining three risk categories--those categories having a risk-weight of 20 percent, 50 percent and 100 percent, respectively.

     A banking organization's risk-based capital ratio is calculated by dividing its qualifying total capital base by its risk-weighted assets. Qualifying capital is divided into two tiers. Core capital (Tier 1) consists of common shareholders' equity capital, noncumulative perpetual preferred stock and minority interests in equity capital accounts of consolidated subsidiaries, less goodwill and other intangible assets. Supplementary capital (Tier 2) consists of, among other items, allowance for possible loan and lease losses, cumulative and limited-life preferred stock, mandatory convertible securities and subordinated debt. Tier 2 capital will qualify as a part of the Bank's total capital up to a maximum of 100 percent of the Bank's Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of the risk-based capital ratio.

     Under current guidelines, banking organizations must maintain a risk-based capital ratio of 8 percent, of which at least 4 percent must be in the form of core capital. The Company is and expects to remain in compliance with these guidelines.

     The purposes of the new risk-based capital guidelines are twofold--to make capital requirements more sensitive to differences in risk profiled among banking organizations, and to aid in making the definition of bank capital uniform internationally. To achieve these purposes, the guidelines recognize the riskiness of assets by lowering capital requirements for some assets that clearly have less risk that others, and they recognize that there are risks inherent in off-balance sheet activities. The guidelines require that banking organizations hold capital to support such activities. In addition, the guidelines establish a definition of capital and minimum risk-based capital standards which are consistent on an international basis and that place a greater emphasis on equity capital.

     The FRB has also adopted a minimum leverage ratio which is intended to supplement the risk-based capital requirements and to insure that all financial institutions continue to maintain a minimum level of capital. As with the risk-based capital guidelines, the leverage capital guidelines apply on a consolidated basis to bank holding companies with at least $150 million in consolidated assets.

     The leverage-based capital requirement stipulates that banking organizations maintain a minimum level of Tier 1 capital to total assets. The most highly rated banks in terms of safe and sound operation that are not experiencing or anticipating significant growth are required to have Tier 1 capital equal to at least 3 percent of total assets. All other banks are expected to maintain a minimum leverage capital ratio (i.e., Tier 1 capital divided by total assets) in excess of the 3 percent minimum level. The FDIC regulations require a financial institution to maintain a minimum ratio of 4 percent to 5 percent, depending on the condition of the institution.

     The Company leverage ratio is and its management expects it to remain in excess of regulatory requirements.

     Camden National Bank is a national bank organized under the laws of the United States. Camden National Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. Camden National Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the "OCC"). The ability of Camden National Bank to pay dividends is subject to the banking laws of the United States and to the powers of the OCC and the FDIC. Under federal banking law, dividends can only be paid out of the retained earnings of Camden National Bank's current and two preceding fiscal years, or with the prior approval of the OCC. Under federal banking regulation, a bank is prohibited from declaring a dividend or from making any other capital distribution if the payment or distribution would cause the bank to fail to meet minimum capital requirements.

     United Bank is a banking organization chartered under the laws of the State of Maine. United Bank is subject to regulation, supervision and regular examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Maine State Bureau of Banking. Under Maine law, dividends are subject to declaration by the Board of Directors at its discretion. Dividends cannot be declared and paid when such payment would make the bank insolvent or unable to pay its debts as they come due.

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, stockholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirement against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no predication can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or of the Company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted by Congress in September of 1994. Under the Act, beginning on September 29, 1995, bank holding companies may acquire banks in any state, notwithstanding contrary state law, and all banks commonly owned by a bank holding company may act as agents for one another. An agent bank may receive deposits, renew time deposits, accept payments, and close and service loans for its principal bank, but will not be considered a branch of that principal bank.

     A bank may also merge with a bank in another state and operate either office as a branch, notwithstanding pre-existing contrary state law. This interstate merger provision becomes automatically effective in all states on June 1, 1997, unless 1) the law becomes effective in a given state at any earlier date selected by legislation in that state; or 2) the law does not become effective at all in a given state because by legislation enacted before June 1, 1997 that state opts out of coverage by the interstate merger provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participant in the Merger could have if the Merger had not taken place.

     Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states, if the laws of the other states expressly permit such mergers or such interstate de novo branching.

Item 2.  Properties

     The Company operates in thirteen facilities. The Main Office of the Company and Camden National Bank is at Two Elm Street, Camden, Maine, and is owned by Camden National Bank. The building has 15,500 square feet of space on three levels. Camden National Bank also owns three of its branches and the facility in which the operations departments of the Company are located. None of the owned facilities is subject to a mortgage. Camden National Bank also leases two branches under long-term leases. Camden National Bank also has a lease at 89 Elm Street, with most of the space subleased to one tenant. The lease at 89 Elm Street expires in October of 1997. The Company does not plan on renewing this lease.

     The Main Office of United Bank is at 145 Exchange Street, Bangor, Maine, and is owned by United Bank. The building has 25,600 square feet of space on two levels. United Bank occupies 16,975 square feet of space on both floors. The Trust Company of Maine, Inc., a non-depository trust company and a subsidiary of the Company leases 2,100 square feet of office space on the second floor of the facility and its wholly owned subsidiary, Fiduciary Services, Inc., leases 2,042 square feet on the first floor of the facility. Other occupants of the facility include the Law Firm of Russell, Lingley & Silver, P.A., 2,533 square feet on the second floor and L&H Investors, a property management firm and Cullen Williams, CPA, who have a joint lease on 1,920 square feet on the second floor. United Bank also owns three of its other facilities, none of which is subject to a mortgage. United Bank also leases one branch under a five-year lease, which expires in September of 1997. It is expected that the lease will be renewed for another five-year term.

Item 3.  Pending Legal Proceedings

     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the company during the fourth quarter of 1996.


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders
Matters

     The information required is contained on page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected year-end financial information for the past five years is contained on page 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 should be read in conjunction with the following text and tables, and is incorporated herein by reference.

     The Analysis of Change in Net Interest Margin on Earnings Assets, Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. The first of these tables provides an analysis of changes in net interest margin; reflecting interest income earned and interest expense paid and average rates earned and paid. Nonaccrual loans are included in total average loans. Interest income on loans includes fee on loans of $968 in 1996, $823 in 1995, and $705 in 1994. In addition, net interest income of $111 in 1996, $(2) in 1995 and $375 in 1994, from interest rate swaps was also included in loan interest income.

                                         Years ended December 31
                               1996               1995               1994
                        -----------------  -----------------  ----------------
Dollars in thousands     Amount   Average  Amount   Average   Amount   Average
                           of     Yield/     of      Yield/     of      Yield/
                        interest   Rate   interest    Rate   interest    Rate
                        --------  ------- --------  -------  --------  -------
Interest-earning assets:
Securities - taxable     $ 9,793    6.35%  $ 9,297    6.40%   $ 9,561    6.72%
Securities - nontaxable      472    6.48%      647    6.27%       847    6.73%
Federal funds sold           177    5.25%      121    5.56%        40    3.98%

Loans                     29,737    9.96%   27,718    9.88%    22,934    9.05%
                         -------    -----  -------    -----   -------    -----
Total earning assets      40,179    8.67%   37,783    8.62%    33,382    8.16%

Interest-bearing liabilities:
NOW accounts                 531    1.34%      675    1.70%       740    1.76%
Savings accounts           2,130    3.35%    2,183    3.46%     1,981    2.88%
Money Market accounts        809    3.19%    1,025    3.27%     1,525    3.05%
Certificates of deposit   10,260    5.16%    9,459    5.61%     6,606    4.57%
Short-term borrowings      3,980    5.45%    3,728    6.01%     1,875    4.47%
Broker certificates          255    6.52%      401    6.62%       -0-      NA
                         -------    -----  -------    -----   -------    -----
Total interest-bearing
  liabilities             17,965    4.62%   17,471    4.71%    12,727    3.66%

Net interest income      $22,214           $20,312            $20,655
                         =======           =======            =======
Net interest rate spread            4.05%             3.91%              4.49%
                                    =====             =====              =====
Net interest margin                 4.79%             4.63%              5.05%
                                    =====             =====              =====

The following table shows the Company's average daily balance sheets for years ended December 31, 1996, 1995 and 1994.
Dollars in thousands
Years ended December 31,                  1996          1995          1994
                                          ----          ----          ----
Interest-earning assets:
 Securities - taxable                 $154,102      $145,303      $142,287
 Securities - nontaxable                 7,279        10,326        12,590
 Federal funds sold                      3,369         2,175         1,004
 Loans                                 298,596       280,566       253,439
                                      --------      --------      --------
Total earning assets                   463,346       438,370       409,320

Cash and due from banks                 13,250        12,790        13,796
Other assets                            20,076        19,651        15,347
Less allowance for loan losses          (4,290)       (3,978)       (4,079)
                                      --------      --------      --------
Total assets                          $492,382      $466,833      $434,384
                                      ========      ========      ========

Interest-bearing liabilities:
 NOW accounts                         $ 39,745      $ 39,771      $ 42,001

 Savings accounts                       63,536        63,071        68,694
 Money market accounts                  25,340        31,368        50,063
 Certificates of deposits              182,926       168,564       144,682
 Short-term borrowings                  73,069        62,044        41,955
 Broker certificates                     3,910         6,058           -0-
                                      --------      --------      --------
Total interest-bearing liabilities     388,526       370,876       347,395

Demand deposits                         41,569        40,335        38,589
Other liabilities                        3,116         5,114         4,130
Shareholders' equity                    59,171        50,508        44,270
                                      --------      --------      --------
Total liabilities and
 stockholders' equity                 $492,382      $466,833      $434,384
                                      ========      ========      ========

     The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates and the change in volume for the periods indicated. Tax-exempt income has been calculated on a tax-equivalent basis, 34% being the tax rate used.

                                    1996 Over 1995
                                    --------------
                           Change      Change
                           Due to      Due to       Total
In thousands               Volume       Rate        Change
                           -------     ------       ------
Interest-earning assets:
  Securities--taxable         563         (67)         496
  Securities--nontaxable     (191)         16         (175)
  Federal funds sold           66         (10)          56
  Loans                     1,781         238        2,019
                           ------      ------       ------
Total interest income       2,219         177        2,396


Interest-bearing liabilities:
  NOW accounts                  0        (144)        (144)
  Savings accounts             16         (69)         (53)
  Money market accounts      (197)        (19)        (216)
  Certificates of deposit     806          (5)         801
  Short-term borrowings       662        (410)         252
  Broker deposits            (142)         (4)        (146)
                           ------      -------      ------
   Total interest expense   1,145        (651)         494
                           ------      ------       ------
Net interest income         1,074         828        1,902
                           ======      ======       ======



                                   1995 Over 1994
                                   --------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:
  Securities--taxable         203        (467)        (264)
  Securities--nontaxable     (151)        (49)        (200)
  Federal funds sold           47          34           81
  Loans                     2,455       2,329        4,784
                           ------      ------       ------
Total interest income       2,554       1,847        4,401

Interest-bearing liabilities:
  NOW accounts                (39)        (26)         (65)
  Savings accounts           (162)        364          202
  Money market accounts      (569)         69         (500)
  Certificates of deposit   1,090       1,763        2,853
  Short-term borrowings       898         955        1,853
  Broker deposits             401           0          401
                           ------      ------       ------
Total interest expense      1,619       3,125        4,744
                           ------      ------       ------
Net interest income           935      (1,278)        (343)
                           ======      ======       ======

     The following table set forth the Company's investment securities at book carrying amount as of December 31, 1996, 1995, and 1994.

Dollars in thousands                       1996        1995        1994
                                           ----        ----        ----
Securities available for sale:
  U.S. Treasury and agency             $ 12,615    $ 19,836    $  2,915
  Mortgage-backed securities                -0-         -0-         -0-
  State and political subdivisions           32           1         326
                                       --------    --------    --------
                                         12,647      19,837       3,241
                                       --------    --------    --------
Securities held to maturity:
  U.S. Treasury and agency               58,433      67,512      86,319
  Mortgage-backed securities             79,259      59,722      53,570
  State and political subdivisions        5,524       7,897      11,126
  Other securities                          -0-         -0-         -0-
                                       --------    --------    --------
                                        143,221     135,136     151,015
                                       --------    --------    --------
                                       $155,868    $154,973    $154,256
                                       ========    ========    ========

     To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: Investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank loans enables the Company to hold the largest portion of the portfolio to maturity. The following table summarizes the investment portfolio maturities and yields at December 31, 1996.

                             Available for sale        Held to maturity
                             ------------------        ----------------
                               Book    Yield to      Amortized   Yield to
                              Value    maturity         Cost     maturity
                             -------   --------      ---------   --------
Dollars in thousands
U.S. Treasury and Agency:
  Due in 1 year or less      $ 8,330      6.23%       $  4,901      4.97%
  Due in 1 to 5 years          2,297      6.19%         32,127      6.12%
  Due in 5 to 10 years           -0-      0.00%            -0-      0.00%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                              10,627      6.22%         37,028      5.97%
                             -------   --------       --------   --------
Structured notes:
  Due in 1 year or less          -0-      0.00%          5,000      3.24%
  Due in 1 to 5 years          1,988      5.09%         16,106      3.98%
  Due in 5 to 10 years           -0-      0.00%            300      4.96%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                               1,988      5.09%         21,406      3.82%
                             -------   --------       --------   --------
  Mortgage-backed securities:
  Due in 1 year or less          -0-      0.00%          1,166      5.55%
  Due in 1 to 5 years            -0-      0.00%          6,215      6.10%
  Due in 5 to 10 years           -0-      0.00%          9,478      6.96%
  Due after 10 years             -0-      0.00%         62,400      7.91%
                             -------   --------       --------   --------
                                 -0-      0.00%         79,259      7.62%
                             -------   --------       --------   --------
State and political subdivisions:
  Due in 1 year or less          -0-      0.00%          2,471      6.02%
  Due in 1 to 5 years            -0-      0.00%          2,202      6.34%
  Due in 5 to 10 years           -0-      0.00%            750      6.30%
  Due after 10 years             -0-      0.00%            100      9.67%
                             -------   --------       --------   --------
                                 -0-      0.00%          5,523      6.25%
                             -------   --------       --------   --------
GIC securities:
  Due in 1 year or less          -0-        NA             -0-      0.00%
  Due in 1 to 5 years             32      0.00%            -0-      0.00%
  Due in 5 to 10 years           -0-      0.00%            -0-      0.00%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                                  32        NA             -0-      0.00%
                             -------   --------       --------   --------
                             $12,647      6.03%       $143,216      6.57%
                             =======   ========       ========   ========

     Total loans increased by $26.1 million, or 9.2%, in 1996. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.


Dollars in thousands
As of December 31,           1996      1995      1994      1993      1992
                             ----      ----      ----      ----      ----
Commercial, other        $ 95,926  $ 82,622  $ 77,126  $ 69,692  $ 64,556
Commercial, real estate    58,872    56,397    53,766    42,264    35,812
Real estate construction    2,706     2,123     3,445     3,911     2,900
Residential real estate   127,494   116,451   103,492    88,045    81,411
Consumer                   26,248    27,509    27,647    24,997    23,259
                         --------  --------  --------  --------  --------
                         $311,246  $285,102  $265,476  $228,909  $207,938
                         ========  ========  ========  ========  ========

     Loan demand also affects the Company's liquidity position. However, of the loans maturing over one year, approximately 45% are variable rate loans. The following table presents the maturities of loans at December 31, 1996.


Dollars in thousands                       Through   More Than
                                <1 Year    5 Years    5 Years        Total
                                -------    -------   ---------       -----
Maturity Distribution:
 Fixed Rate:
  Commercial, other             $ 7,511    $13,734    $  4,905    $ 26,150
  Commercial, real estate         4,679      6,494       1,489      12,662
  Real estate construction        2,706        -0-         -0-       2,706
  Residential real estate         1,338        597      30,282      32,217
  Consumer                        5,600     16,315       4,333      26,248
 Variable Rate:
  Commercial, other              28,785     16,062      24,929      70,270
  Commercial, real estate         1,626      8,629      35,955      46,334
  Real estate construction          -0-        -0-         -0-         -0-
  Residential real estate            23     11,416      83,838      94,660
  Consumer                          -0-        -0-         -0-         -0-
  State and municipal               -0-        -0-         -0-         -0-
                                -------    -------    --------    --------
                                $52,268    $73,247    $185,731    $311,246
                                =======    =======    ========    ========

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.

     The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:


Dollars in thousands
As of December 31,           1996      1995      1994      1993      1992
                             ----      ----      ----      ----      ----
Nonperforming loans:
  Non-accrual loans        $1,674    $2,631    $1,660    $1,553    $1,836
  Accruing loans past due
    90 days or more           599       353     1,217       428       352
  Restructured loans (in
    compliance with
    modified terms)           -0-       -0-       -0-       -0-       132
                           ------    ------    ------    ------    ------
Total nonperforming loans   2,273     2,984     2,877     1,981     2,320

Other real estate owned     1,264     1,086     1,606     1,667     1,301
                           ------    ------    ------    ------    ------
Total Nonperforming assets $3,537    $4,070    $4,483    $3,648    $3,621
                           ======    ======    ======    ======    ======
Ratios:
Nonperforming loans to
  total loans               0.73%     1.05%     1.08%     0.87%     1.12%
Allowance for loan losses
  to nonperforming loans  196.74%   136.73%   130.38%   204.44%   161.59%
Nonperforming assets to
  total assets              0.69%     0.85%     0.98%     0.88%     0.94%
Allowance for loan losses
  to nonperforming assets 126.43%   100.25%    83.67%   111.02%   103.53%


     Interest foregone on non-accrual loans was approximately $178,000, $207,000, $98,000, $117,000 and $160,000 for 1996, 1995, 1994, 1993 and 1992,
respectively. Interest income recognized on non-accrual loans during 1996 was $219,826.

     Management believes that the level of the allowance for loan losses at December 31, 1996 of $4.5 million, or 1.44% of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. When determining the amount of provision for loan losses annually management relies on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, projected loan mix and loan volumes, historical net loan loss experience, and to assess the loan portfolio in the aggregate.

     The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


Dollars in thousands
As of December 31,           1996      1995      1994      1993      1992
                             ----      ----      ----      ----      ----
Balance beginning
  of period                $4,080    $3,751    $4,050    $3,749    $2,931
Provisions for loan losses    838       899       216       683     1,582
Charge-offs:
  Commercial                  222       413       392       235       513
  Residential real estate     191       248       188       155       188
  Consumer                    243       198       106       274       264
                           ------    ------    ------    ------    ------
Total Charge-offs             656       859       686       664       965

Recoveries:
  Commercial                   55       174        62       143        97
  Residential real estate      27         4         3        32       -0-
  Consumer                    128       111       106       107       104
                           ------    ------    ------    ------    ------
Total Recoveries              210       298       171       282       201

Net Charge-offs               446       570       515       382       764
                           ------    ------    ------    ------    ------
Balance end of period      $4,472    $4,080    $3,751    $4,050    $3,749
                           ======    ======    ======    ======    ======
Average loans
  outstanding            $298,596  $282,094  $253,439  $219,840  $211,768

Net charge-offs as a
 percentage of average
 loans                      0.15%     0.20%     0.20%     0.17%     0.36%

Provision for loan losses
 to average loans           0.28%     0.32%     0.09%     0.31%     0.75%

Ending allowance for loan
 losses to:
  Total loans at end
    of period               1.44%     1.43%     1.41%     1.77%     1.80%
  Net charge-offs during
    period               1002.69%   715.79%   728.35%  1060.21%   490.71%
  Nonperforming loans at
    end of period         196.74%   136.73%   130.38%   204.44%   161.59%


     The following table summarizes the allocation of the allowance for loan losses among the Company's loan categories for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

Dollars in thousands
As of December 31,     1996       1995        1994        1993        1992
                       ----       ----        ----        ----        ----
Balance at
 end of period
 applicable to:    Amount   %  Amount   %  Amount   %  Amount   %  Amount   %
                   ------   -  ------   -  ------   -  ------   -  ------   -
Commercial, other  $1,711  31% $1,510  29% $1,500  29% $1,388  30% $1,261  31%
Commercial,
  real estate       1,100  18%    753  20%    658  20%    526  18%    489  17%
Residential
  real estate         662  42%    433  40%    522  39%    482  40%    458  41%
Consumer              381   8%    361  10%    372  10%    347  11%    310  11%
Guaranteed loans       69   1%     26   2%     16   1%     12   0%     11   0%
Unfunded commitments  252   NA    211   NA    221   NA    234   NA    132   NA
Unallocated           297   NA    786   NA    462   NA  1,061   NA  1,088   NA
                   ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
Total              $4,472 100% $4,080 100% $3,751 100% $4,050 100% $3,749 100%
                   ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

     The maturity of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.


Dollars in thousands
December 31,                          1996
                                      ----
Time remaining until maturity:
   Less than 3 months               $10,539
   3 months through 6 months          5,888
   6 months through 12 months         5,014
   Over 12 months                     3,073
                                    -------
                                    $24,514
                                    =======

     The dividend payout ratio was 27.59%, 18.67%, 12.78%, 9.51%, and 12.83%
for 1996, 1995, 1994, 1993 and 1992 respectively. The average equity to average assets ratio was 11.32%, 10.92%, 10.24%, 9.39%, and 8.81% for 1996,
1995, 1994, 1993 and 1992 respectively.

     The borrowings utilized by the Company primarily have been advances from the FHLB of Boston. In addition, the Company, utilizes fed funds, treasury, tax and loan deposits, and repurchase agreements, secured by the United States Government or Agency securities. The major portion of all borrowings matures or reprices within the next six months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 1996, 1995, and 1994.


Dollars in thousands
Total borrowings:
At or For the year ended
  December 31,                          1996           1995          1994
                                        ----           ----          ----
Average balance outstanding          $73,069        $47,248       $41,951
Maximum amount outstanding at
  any month-end during the year       93,760         43,125        63,174
Balance outstanding at end of year    93,760         43,125        62,444
Weighted average interest rate
  during the year                      5.45%          6.18%         4.47%
Weighted average interest rate
  at end of year                       5.35%          5.79%         5.89%


     Interest rate sensitivity or "Gap" management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals. Major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. Gap management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

      The following table set forth the amount of interest-earning assets and interest-bearing liabilities outstanding, at December 31, 1996 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.


Dollars in thousands                       Through   More Than
                                <1 Year    5 Years    5 Years        Total
                                -------    -------   ---------       -----
Interest-earning assets:
Loans
 Fixed                         $ 21,834    $37,140    $ 41,008    $ 99,982
 Variable                       211,264        -0-         -0-     211,264
Investment securities
 Available for sale               8,362      4,285         -0-      12,647
 Held to maturity                13,538     56,650      73,028     143,216
                               --------    -------    --------    --------
Total interest-earning assets   254,998     98,075     114,036     467,109
                               --------    -------    --------    --------
Interest-bearing liabilities:
Savings accounts                 15,000        -0-      48,597      63,597
NOW accounts                        -0-        -0-      41,715      41,715
Money market accounts            24,076        -0-         -0-      24,076
Certificate accounts            139,797     34,339       1,967     176,103
Borrowings                       93,330        430         -0-      93,760
                               --------    -------    --------    --------
Total interest-bearing
  liabilities                   272,203     34,769      92,279     399,251
                               --------    -------    --------    --------
Effect of interest rate swap     20,000
                               --------
Interest sensitivity gap
  per period                   $(37,205)   $63,306    $ 21,757
                               ========    =======    ========
Cumulative interest
  sensitivity gap              $(37,205)   $26,101    $ 47,858
                               ========    =======    ========
Cumulative interest
  sensitivity gap as a
  percentage of total assets        (7%)        5%          9%

Cumulative interest-earning
  assets as a percentage of
  interest-sensitive liabilities    94%       115%        117%


Item 8.  Financial Statements and Supplementary Data

The following financial statements and report of independent accountant, included in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference. Exhibit 13.




Report of Independent Public Accountant
Consolidated Statements of Financial Condition
     December 31, 1996 and 1995
Consolidated Statements of Earnings for the years ended
     December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in the Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     During the past two years the Company has not made changes in and has not had disagreements with its independent accountant.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1997.


Item 11. Executive Compensation

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1997.

Item 13.  Certain Relationships and Related Transactions

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1997.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  1.  Index to Financial Statements:

        A list of the consolidated financial statements of the Company and report of independent public accountant incorporated herein is included in
Item 8 of this Report.

        2.  Financial Statement Schedules:

        Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

        3.  Exhibits filed herewith:

    (3.i) The Articles of Incorporation of Camden National Corporation, as amended to date, Exhibit 3.i to the Company's Registration statement Form S-4 filed with the Commission on September 25 1995, file number 33-97340, are incorporated herein by reference.

   (3.i)   The Bylaws of Camden National Corporation, as amended to date,
            Exhibit 3.ii to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

   (10.1) Lease Agreement for the facility occupied by the Thomaston Branch of Camden National Bank, between Knox Hotel Associates(Lessor) and Camden National Bank (Lessee)filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

   (10.2)  Lease Agreement for the facility occupied by the Camden Square
            Branch of Camden National Bank, between Milliken, Tomlinson Company (Lessor) and Camden National Bank (Lessee) filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

   (10.3) Lease Agreement for the facility occupied by the Company's audit department and one other tenant, between Leo A. Laukka (Lessor) and Camden National Bank (Lessee) filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

   (10.4) Lease Agreement for the facility occupied by the Hampden Branch of United Bank, Parway Realty Development Corporation (Lessor) and United Bank (Lessee) filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

   (10.5)  Camden National Corporation 1993 Stock Option Plan, filed with Form
            10-K, December 31, 1995, and is incorporated herein by reference.

   (10.6)  UNITEDCORP Stock Option Plan, filed with Form 10-K, December 31,
            1995, and is incorporated herein by reference.

   (13)    Camden National Corporation's 1996 Annual Report to Shareholders.*

   (21)    Subsidiaries of the Company

   (27)    Financial Data Schedule


*Deemed filed only with respect to those portions thereof incorporated herein by reference

(b) Reports on Form 8-K. None filed.

SIGNATURES
    Pursuant to the requirement of Section 13 or 15(d) of the Securities
Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (Registrant)

Keith C. Patten (signature)                    3/27/97
---------------------------------------------------------
Keith C. Patten                                  Date
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Keith C. Patten (signature)  3/27/97     Susan M. Westfall (signature) 3/27/97
-------------------------------------    -------------------------------------
Keith C. Patten                  Date    Susan M. Westfall                Date
President and Director                   Treasurer and
Chief Executive Officer                  Chief Financial Officer


David H. Montgomery (signature)3/27/97   Rendle A. Jones (signature)   3/27/97
-------------------------------------    -------------------------------------
David H. Montgomery              Date    Rendle A. Jones, Director        Date
Chairman and Director


                                         John S McCormick, Jr (signature)3/27/97
-------------------------------------    -------------------------------------
Kenneth C. Dickey, Director      Date    John S. McCormick, Jr, Director  Date


Peter T. Allen (signature)    3/27/97    Richard N. Simoneau (signature) 3/27/97
-------------------------------------    -------------------------------------
Peter T. Allen, Director         Date    Richard N. Simoneau, Director    Date


Ann W. Bresnahan (signature)  3/27/97    Arthur E. Strout (signature)   3/27/97
-------------------------------------    -------------------------------------
Ann W. Bresnahan, Director       Date    Arthur E. Strout, Director       Date


Robert J. Gagnon (signature)  3/27/97    Robert W. Daigle (signature)   3/27/97
-------------------------------------    -------------------------------------
Robert J. Gagnon, Director       Date    Robert W. Daigle, Director       Date


John W. Holmes (signature)    3/27/97    Bruce D. Bartlett (signature)  3/27/97
-------------------------------------    -------------------------------------
John W. Holmes, Director         Date    Bruce D. Bartlett, Director      Date



-------------------------------------
E. Maymard Graffam, Jr, Director Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    (c) No annual report to shareholders or proxy material has been sent to security-holders as of the date of this Report. An annual report to shareholders and proxy material are to be furnished to security-holders subsequent to the filing of the annual report on this form, and copies will be furnished to the Commission when they are sent to security-holders.


Exhibit #21 Subsidiaries of the Company


Camden National Bank

United Bank

Trust Company of Maine, Inc.

                                 EXHIBIT 13
                  ANNUAL REPORT - CAMDEN NATIONAL CORPORATION

[COVER OF ANNUAL REPORT]







Corporation
Logo





Corporation
Logo





Corporation
Logo





Corporation
Logo





Corporation
Logo





Corporation
Logo





Corporation                                   Camden National Corporation
Logo                                                 Annual Report 1996




[PAGE 1- ANNUAL REPORT]

                                   COMMUNITY


                                  Corporation
                                      Logo

                                      CNC

         "On your corner, in your corner" ... this is what community banking is all about. Camden National Bank, United Bank, and the Trust Company of Maine, Inc., subsidiaries of the Camden National Corporation, serve people in communities from the hills of Jackman to the shores of Camden. With managers and staff who live and work in the communities, we fully understand the personal and business financial needs of our neighbors. We support and strengthen local communities through the loans we make to our customers. We work with you and for you.

         Three qualities set us apart as you community bank:
                                   Trust
                                   Loyalty
                                   Caring

         Every day, these values are evident at Camden National Bank, United Bank, and the Trust Company of Maine, Inc. They reflect our way of doing business.

         "On your corner, in your corner" ... this symbol for community banking points in all directions, just as Camden National
         Bank, United Bank, and the Trust Company of Maine, Inc., under the one roof of Camden National Corporation, reach out to serve the financial needs of communities in every corner of our market.



                      ON YOUR CORNER.  IN YOUR CORNER.
                                    LOGO
               (Diamond shape with the following written inside:
                             YOUR COMMUNITY BANK
                         Member Independent Bankers
                          Association of America)

[PAGE 2 - ANNUAL REPORT]

                        Camden National Corporation
                            (Corp Logo behind)



Dear Shareholders:

Through the combined efforts of the subsidiaries, the Camden National Corporation once again posted exceptional earnings for 1996. Year-end earnings were $8,115,000 which is a 9.6 percent increase over last year and converts to a very respectable 1.65 percent return on average assets.

A plan to repurchase outstanding shares of stocks in the Corporation is in place with the aim of improving our already attractive return on stockholder equity of 14.56 percent for 1996. To date 58,000 shares of stock have been repurchased. The buy back program will reduce the number of outstanding shares of stock that will share in the future earnings of your company. Dividends were also increased from $.59 per share in 1995 to $.96 in 1996. With primary capital of 11.34 percent at year end 1996, our corporation will remain very well capitalized even after the payment of higher dividends and the implementation of the stock buy back program.

I am pleased to report that since the consolidation, each subsidiary continues to maintain its own unique characteristics and each continue to operate as an independent, community bank or trust company. Maintaining this individualism contributes to our ongoing success. Operating Camden National Bank, United Bank and the Trust Company of Maine, Inc. as independent entities permits each company to personalize the services they provide to the individuals and businesses within their local communities - the foundation on which our corporation was built.

During the year, each subsidiary positioned itself to better serve its customers and enhance its product offerings. United Bank began to offering check imaging and Access 24 telephone banking, and installed its first ATM. Camden National Bank introduced debit cards. In addition, the Belfast Office of Camden National Bank was renovated and now offers a larger banking office and Camden National Bank's first drive-up ATM. The Trust Company of Maine, Inc. expanded its market by offering trust and retirement plan services in the mid-coast area.

In June 1996, C. R. "Cap" de Rochemont retired after 20 years as a
Director of Camden National Bank and Camden National Corporation. Cap's keen sense and perception of customer service will be greatly missed.
We all sincerely thank Cap for his dedication and commitment throughout the years.

Our Directors elected Robert "Bob" J. Gagnon, Manager of Rockland's Shop 'n Save, to succeed Cap. Bob has proven to be an effective representative of the Rockland area community. Our Directors believed it was vital that Cap's successor be from the Rockland market and have strong ties with its people in an effort to continue the productive link that had been previously established.

Maintaining effective and efficient marketing of the products and services of our subsidiaries is always challenging. In November 1996, our Corporation invested in a computer software program to enhance the marketing efforts of United Bank and Camden National Bank. Marketing Customer Information Files (MCIF) software was purchased to allow both banks the ability to analyze customer bases and profitability, provide information to cross sell more effectively, and perform target marketing; all of which are designed to expand and add new customer relationships.

During 1996, the Directors of our Corporation approved a new initiative to maximize long-term shareholder value. A new performance compensation program was introduced to all employees, and became effective January
1, 1997. The basis of the compensation methodology is to empower employees to become "Stakeholders" of our business. Employees will be motivated by and rewarded for contributions made towards balancing profit with growth and quality with product. The program is designed to give employees a better appreciation for the business of banking, to take ownership and pride in the success of the company, and be compensated accordingly. Our participation in the new "Performance Compensation for Stakeholders" program will help maximize the long-term success of the company.

To provide for anticipated growth, additional land adjacent to the Fox Ridge Operations Center has been purchased. While there are no immediate plans to build another building, additional parking is necessary to further utilize unused space in the existing building.

Our Corporation continues to be a leader in the financial services industry thanks to its wealth of knowledgeable and dedicated employees. I also commend our Board of Directors for their guidance, dedication, and commitment to ensuring our ongoing success. Thank you, our shareholders, for your continuing support and belief in our ability to serve the financial needs of our customers while providing you with an attractive return on your investment.

Sincerely,

(Signature:  Keith C. Patten)

Keith C. Patten
President and Chief Executive Officer
Camden National Corporation


[PAGE 3 - ANNUAL REPORT]
(Three letters from CEO of each subsidiary in columns)

                        Camden National Bank
                         (Corp logo behind)

Dear Shareholders:

If one subscibes to the notion that change creates opportunity, then 1996 can best be described as the year in which Camden National Bank seized the opportunities afforded by change.

Earnings of $7,515,000 were up 10% compared to the previous year with an improved return on assets of 1.75%, compared to 1995's 1.67% which continued to be well above our Bank's national peer group average. Contributing significantly to this success was quality loan growth and diligence on the expense-control side.

A reconstituted management team helped set the stage for a renewed commitment to customer service. Joanne Campbell joined us in March 1996 as head of the Residential Mortgage Department and brought with her an extensive background in mortgage banking. Charlie Wootton took on added responsibilities for the branch system, as well as for consumer credit and employee training and development. Together with the other members of our senior management team, these individuals helped fill vital roles that will significantly impact our company's future growth plans.

Focusing on customer convenience, we introduced CHECK~MATE, our highly-anticipated debit card. We made facility enhancements to several offices including an ATM in Union, a remodeled entry way in Rockland and a complete overhaul of the Belfast office which doubled in size and now features our first drive-up ATM.

Finally, no recap of a fiscal period would be complete without mention of our most valuable asset, our employees. They are the once constant that makes the process of change manageable. Their dedication to delivering top-notch service is complemented by their community volunteerism, including the most successful "Community Spirit of Christmas Project" ever. We salute each of them for the invaluable role they played in making this past year one of our most successful ever.

Sincerely,

(Signature:  Robert W. Daigle)

Robert W. Daigle
President & Chief Executive Officer
Camden National Bank



                                United Bank
                             (Corp logo behind)

Dear Shareholders:

The management and staff at United Bank will look back upon 1996 as a time of significant transition. It was a period during which the abilities and commitment of our staff was often tested as we completed the integration of our data-processing, accounting, and other internal functions into the Camden National Corporation. I am very pleased to report that the staff members at United Bank and those involved in the transition at the Camden organization performed at an extraordinarily well during this period. The transition is complete and the many planned operating enhancements are in place--all with virtually no disruption to the high level of service to which the customers of United Bank are accustomed.

Despite a significant charge to operating expense, United Bank provided a net return on average assets of 1.05% and a return on average equity of nearly 13% in 1996. In light of the transitional nature of the past year, I consider this performance to be outstanding. It reaffirms our confidence in the dedication and abilities of our staff members and our Board of Directors. We look forward to 1997 with great anticipation as we bring the combined strengths of both banks and the trust company to the marketplace.

Sincerely,

(Signature:  Bruce D. Bartlett)

Bruce D. Bartlett
President and Chief Executive Officer
United Bank


                     Trust Company of Maine, Inc.
                         (Corp logo behind)

Dear Shareholders:

The Trust Company of Maine, Inc., is a relatively new company having opened for business on April 1, 1994. The company has devoted substantial time and effort in developing a full-service retirement plan product which can compete with any available in the country. Although this has been our main focus, we also provide traditional trust and investment management services.

During 1996 we made substantial investments in software and computer technology to allow us to continue to provide the same level of service to our current and future clients as the company grows. Our record keeping function is now fully integrated and networked. Our operations were consolidated at one location in late 1996, which should enable us to function even more efficiently in the future.

The process of integrating the Trust Company into the overall operation of the holding company began with the announcement that Camden National Corporation now offers trust services. As a part of this process the Trust Company assumed responsibility for the administration and management of the Camden National Corporation retirement plans and steps were taken to transfer existing trust relationships to the Trust Company.

Sincerely,

(Signature:  Andrew P. Averill)

Andrew P. Averill
Chairman & Chief Executive Officer
Trust Company of Maine, Inc.


[Page 4 & 5 have a beach scene with family picnicking sketched in the background]






                  Customers trust our honesty
               and integrity in assisting them
                  with their financial needs.






[Page 5]




                                TRUST


              Trust is not given, it is earned.
              Our customers develop trust in Camden
              National Bank, United Bank, and the
              Trust Company of Maine, Inc., just as a
              child developes trust in a parent. It is a value we treasure and develop each day as our directors, managers, and staff work to enhance the relationships with our customers. Establishing an ongoing bond of trust empowers us to work together to meet our customers' personal and business financial needs.




[Page 6 & 7 have a lake scene with a man, his dog and mountains sketched in background.]




                      Loyalty of customers and employees
                     working together over time is the key
                        to secure financial well-being.






[Page 7]




                            LOYALTY


               Customers and employees share
               a sense of loyalty that comes from
               working closely together over time.
               In the same way that a man and his
               dog develop an unspoken bond, our
               customers benefit from our dedication
               to service and attention to their financial needs. The result is a relationship based on satisfaction, confidence, and loyalty that provides customers with peace of mind concerning their financial affairs.




[Page 8 & 9 have a picture of a woman giving an elderly woman some baked goods sketched in the background.]





                 Caring begins with our employees who
                   volunteer within our communities
                   bringing people closer together.



[Page 9]

                                CARING

             Believing that caring begins at home, the employees of Camden National Corporation are dedicated to volunteering their time to the people and organizations in our communities.
             We are proud of their generosity and spirit of giving, as it clearly shows the commitment of the employees of Camden National Bank, United Bank, and the Trust Company of Maine, Inc., to serve their neighborhoods.

We recognize our employees for their many volunteer contributions to the following organizations throughout the year:

Meals on Wheels   Camden Area YMCA   Community Spirit of Christmas
ElderServe   Orrington Music Program   Camden-Rockport Youth Basketball
Miles Love School   Jackman Close-up Program   United Methodist Women's
Group & Sunday School   Bangor Lions Club   Rockland Elks Club
Windjammer Weekend   Camden Women's Club   Mid-Coast Habitat for Humanity
Mid Coast Home Builders   Border Riders of Jackman   East Orrington
Congregational Church   Kiwanis Club of Bangor   Rockland Lobster
Festival   Penobscot County Chapter of AICPA   Pen Bay Board of Realtors
Hampden Children's Day   Hampden Academy Project Graduation   St. Joseph
Hospital   March of Dimes of Bangor   Rockland Congregational Church
Bartlett Woods   Cub Scouts of Jackman   Teen Center Development Task
Force   Realty Resources   Maine Association of Realtors   Marshall Point
Lighthouse Museum   Old Town Assessors   Girl Scouts of Jackman   Ronald
McDonald House of Bangor   West Bay Rotary Club   Kiwanis Club of Hermon
Owls Head Transportation Museum   Union Fair   Methodist Conference Home
Fourteenth Street Elementary School   Camden Rotary Club   Camden Area
Salvation Army   Jackman Chamber of Commerce   Bangor - Brewer YWCA
United Way of Eastern Maine   Town of Warren Board of Assessment
Rockland Rotary Club   Exeter Budget Committee   North Orrington School
Band   University of Maine   Jackman Fellowship Alliance   Belfast Area
Chamber of Commerce   Edith Dyer Library   March of Dimes Walk America
Maine Forest and Logging Museum   Belfast Rotary Club   Bangor Chamber
of Commerce   Camden Downtown Business Group   Riley School   Camden-
Rockport Little League   Foster Parent - Crisis Intervention Home
Hermon Fun Days   Union Chamber of Commerce   Camden-Rockport Animal
Rescue League   Belfast Lions Club   Literacy Volunteers of America
Eastern Maine Development Corporation   Girl Scouts of America   Rockport
Volunteer Firefighters   Mid Coast Development Corporation   Camden Lions Club
Girl Scouts of Orrington   St. Mary's Parish Council & Finance Committee
Kiwanis Club of Rockland   Rockport-Camden-Lincolnville Chamber of
Commerce   Rockland-Thomaston Chamber of Commerce   Camden Public Library
John Street United Methodist Church   Corinthian Manor   Waldo County
Board of Realtors   Mid-Coast Coalition to Prevent Domestic Abuse   Big
Brothers/Big Sisters   American Institute of Banking   Summer St.
Housing Preservation, Inc.   Friends of Montpelier   Bangor Rec. Soccer
Program   Mid-Coast Marine Mammal Rescue Program   Order of the Eastern
Star   Maine Public Television Telethon




[pages 10 - 15]

               Camden National Corporation and Subsidiaries

      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


   In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other non-interest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

-------------------------------------------------------------------------

                               GENERAL

Overview of Company.

     Camden National Corporation (the "Company") is a multi-bank and financial services holding company headquartered in Camden, Maine. The Company's bank subsidiaries, both of which are wholly owned, are Camden National Bank, a national banking organization, based in Camden, Maine, and United Bank, a banking organization chartered under the laws of the State of Maine, based in Bangor, Maine. The Company also has one non-bank subsidiary, Trust Company of Maine, Inc., which provides trust and retirement management services throughout central Maine. Up until mid-year the Company had a second non-bank subsidiary, Camden Appraisal Company, which was engaged in the real estate appraisal business in mid-coast Maine. That operation was consolidated into Camden National Bank.

1995 Merger of UnitedCorp.

     On December 31, 1995, UnitedCorp, a one-bank holding company with two principal subsidiaries, United Bank and Trust Company of Maine, Inc., was merged into the Company. The merger was accounted for under the pooling-of-interests method and accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition as though it occured at the beginning of each period presented.

Business.

     The Company's wholly-owned bank subsidiaries are independent commercial banks with branches serving both mid-coast and central Maine. The banks are full-service financial institutions that focus primarily on attracting deposits from the general public through their branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Camden National Corporation takes pride in supporting the communities it serves by having local community banks that not only offer their customers a wide variety of deposit accounts and services as well as competitive rates, but also make lending decisions locally.
     The Company's majority-owned trust company subsidiary, Trust Company of Maine, Inc., offers a broad range of trust and trust investment services, in addition to retirement and pension plan management services. The financial services provided by Trust Company of Maine, Inc. complement the services provided by the Company's bank subsidiaries by offering customers investment management services.


                        REVIEW OF FINANCIAL STATEMENTS

     The discussion and analysis which follows focuses on the factors affecting the Company's financial condition at December 31, 1996 and 1995, and financial results of operations during 1996, 1995, and 1994. The Consolidated Financial Statements and related Notes beginning on page 18 of this report should be read in conjunction with this review.


                              FINANCIAL CONDITION
Overview.

     At December 31, 1996, the Company had consolidated assets of $510.1 million, an increase of $29.4 million, or 6.1%, from December 31, 1995. The change in assets consisted primarily of a $26.1 million increase in loans and an increase of $2.0 million in investment securities. The corresponding increase in liabilities and shareholders' equity consisted primarily of a $41.8 million increase in total borrowings and a $4.1
million increase in total shareholders' equity.   These increases in
borrowings and shareholders' equity were in part offset by a $16.6 million decrease in deposits.

Investment Securities.

     Total investment securities increased $2.0 million, or 1.3%, to $163 million at December 31, 1996. When the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994, the major portion of the Company's investment portfolio was classified as held to maturity, meaning that the Company has both the intent and ability to hold the securities until maturity. The ability to use these securities as collateral for Federal Home Loan Bank loans enhances the Company's ability to hold the securities to maturity. The Company did, however, classify a small portion of the investment portfolio as available for sale. During 1995 securities classified as available for sale increased by $18.7 million, or 253%. This increase was due in part to the transfer of $11.1 million in the held to maturity portion of the portfolio to the available for sale section on December 31, 1995. This transfer from held to maturity to available for sale also contributed to the decrease of $15.9 million, or 10.5%, in the securities held to maturity during 1995. When FASB gave financial institutions the opportunity to transfer securities between categories, during the latter part of 1995, the Company transferred the majority of U.S. Treasury and Agency securities with maturities of less than 18 months to available for sale. This move did not change management's normal philosophy of holding
investments to maturity.   It was an asset/liability positioning of
shorter maturities that would give the Company the opportunity to sell and re-invest if the rate environment were to change in the near future. During 1996 the majority of purchases in the investment portfolio were classified as held to maturity. This resulted in an increase in the securities held to maturity of $8.0 million. The available for sale portion of the portfolio decreased $7.2 million due to maturities. There were no sales in available for sale or held to maturity portfolios during 1996 and 1995. In addition, no significant sales of available for sale securities are contemplated in the near future, and therefore, no material impact on earnings is anticipated. Other securities increased in 1996 from $6.4 milliion to $7.5 million due to the purchase of Federal Home Loan Bank stock.
     With increased loan demand during 1995 and 1996, additions to the investment portfolio have been minimal. In addition, rather than aggressively purchasing new securities during a time of relatively low interest rates, most new investments replaced investments that matured during 1996.

Loans.

     The loan portfolio experienced growth in all areas, with the exception of the consumer portfolio, during 1996. Loans held for sale and in the portfoliio totaled $311.2 million at December 31, 1996, a 9.2% increase from total loans of $285.1 million at December 31, 1995. During 1995 total loans increased by $19.5 million, or 7.4%. Last year's growth was a continuation of the loan growth experienced by the Company for the past several years. This growth trend is attributable to an improved local economy. The increase in loans was comprised of a $15.1 million, or 11.2% increase in commercial loans, $11.2 million, or 9.7% increase in residential real estate mortgages, $1.2 million, or 4.5%, decrease in consumer loans, and a slight increase of $617,000 in municipal loans. The decrease in the consumer loans during 1996 was due to the sale of the student loan portfolio of approximately $1.4 million. The Company still offers student loans. However, it is more cost effective to outsource the servicing of these loans.
     Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $2.2 million or .73% of total loans at December 31, 1996, compared to $3.0 million or 1.05% and $2.9 million or 1.08% of total loans at December 31, 1995 and 1994, respectively. The major reason for the favorable decrease was the removal of two properties totaling over $800,000, from non-accrual status, when the properties were sold and the loans paid off. It is the Company's policy to discontinue accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all accrued but unpaid interest is reversed.
     Delinquent real estate loans are not reclassified as Other Real Estate Owned ("OREO") until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs, or the recorded amount of the loan. The balances of Other Real Estate Owned were $1.3 million and $1.1 million, as of December 31, 1996 and 1995, respectively. Although, there were a number of sales of OREO properties during the year, a number of properties were also added resulting in the increase. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Allowance for Loan Losses / Provision for Loan Losses.

     In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate.
     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" was adopted January 1, 1995. This statement applies to all troubled debt restructurings involving a modification of terms. The adoption of this standard had an immaterial impact on net income and retained earnings.
     During 1996 the Company provided $838,000 for possible loan losses, compared to $899,000 and $216,000 in 1995 and 1994, respectively. During 1994 management's analysis of the adequacy of the allowance for loan losses indicated that the Company had a reserve larger than needed; therefore, the provision during that year was smaller than normal. This was due in part to the improved economy. During 1995 the increase in the provision was due to the increase in loan volume and was not due to a deterioration of loan quality. Management believes that the level of the provision at December 31, 1996, and the resulting allowance of $4.5 million or 1.44% of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. The allowance for loan losses as a percentage of total loans outstanding was 1.43% and 1.42%, in 1995 and 1994, respectively.

                                LIQUIDITY

     The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. The liquidity needs of the Company's financial institutions require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Due to the potential for unexpected fluctuations in both these areas -- deposits and loans -- active management of the Company's liquidity is critical. The Company seeks to maintain various sources of funding and prudent levels of liquid assets in order to satisfy its varied liquidity demands. In order to respond to the various circumstances, the Company has both on- and off-balance sheet funding in place.
     Each of the Company's banking subsidiaries monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. As of December 31, 1996 and 1995, the Company's
level of liquidity exceeded its target level.   Management believes that
the Company's banking subsidiaries currently have adequate liquidity available to respond to both expected and unexpected liquidity demands. Sources of funds utilized by the Company's banking subsidiaries consist of deposits, borrowings from the FHLB of Boston and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sale of mortgage loans. Deposits still represent the Company's primary source of funds. However, in 1996 total deposits decreased by $16.6 million, or 4.5% from 1995. This decrease was primarily in the certificates of deposit accounts. Broker certificates decreased $7.8 million or 85.9%. During 1995 management decided to add approximately $10 million in broker certificates to the deposit base, due to somewhat slow deposit growth. Broker certificates totaled $9.1 million at December 31, 1995. However, during 1996 the Company replaced maturing broker certificates with borrowed funds, primarily from the Federal Home Loan Bank that were more reasonably priced. Other certificates of deposit categories decreased $7.1 million or 3.9%. The Company's remaining deposit categories remained relatively level with the exception of money market accounts that decreased $3.0 million or 12.4%. The Company's banking subsidiaries have both experienced extreme competition by competitors for deposits. Like the banking industry in general, the Company's banking subsidiaries have experienced a decline in deposit growth over the past several years. Therefore, other funding sources have had to be pursued and utilized.
     Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings were $93.8 million at December 31, 1996, compared to $52.0 million at December 31, 1995, an increase of $41.8 million or 80.0%. The increase was necessary to meet funding needs not met by deposits. The Company views borrowed funds as a resonable priced alternative funding source that should be utilized.

                            CAPITAL RESOURCES

     Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a
consolidated basis.   Under the current guidelines, banking organizations
must maintain a risk-based capital ratio of 8 percent, of which at least 4 percent must be in the form of core capital. The Company's Tier I capital to risk weighted assets was 19.2%,and 19.4% for December 31, 1996 and 1995, respectively. For other capital ratios see Note 17 to the Consolidated Financial Statements. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4 percent. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company's leverage ratios at December 31, 1996 and 1995 were 11.3% and 11.2%, respectively.
     As part of the Company's goal to operate a safe, sound, and profitable financial organization, the Company strives to maintain a strong capital base. This strong capital base positions the Compnay to be able to respond to opportunities, as was the case in 1995, with the merger with UnitedCorp. The Company's capital base totaled $57.8 million and $53.7 million or 11.3% and 11.2% of total assets at December 31, 1996 and 1995, respectively. The $4.1 million or, 7.7%, increase in shareholders' equity was primarily attributable to net income of $8.1 million less net treasury transactions of $1.7 and $2.2 million in cash dividends. Dividends paid on the Company's common stock in 1996 represented a 63.0% increase over 1995.
     The principal cash requirement of the Company is dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments.
     The Company, as the sole shareholder of Camden National Bank and United Bank, is entitled to the dividends when and as declared by each Bank's Board of Directors, out of funds legally available; therefore, subject to the powers of the state of Maine and Federal regulators. Camden National Bank declared dividends in the aggregate amount of $2,239,000 and $1,374,000 in 1996 and 1995, respectively. United Bank declared no dividends in 1996. During 1995 United Bank declared dividends in the aggregate amount of $20,968. As of December 31, 1996, and subject to the limitations and restrictions under applicable law, Camden National Bank and United Bank had funds available for dividends to the Company sufficient to meet the Company's cash requirements, although there is no assurance that dividends will be paid at any time in any amount.

                             RESULTS OF OPERATIONS

Overview.

     The Company reported net income of $8.1 million in 1996, $7.4 million in 1995 and $8.2 million in 1994. Earnings per share were $3.48 in 1996, $3.16 in 1995 and $3.52 in 1994. Return on average assets was 1.65% in 1996 compared with 1.59% in 1995, and 1.90% in 1994 . Return on average equity was 14.56% in 1996 compared to 14.53% and 18.56% in 1995 and 1994, respectively. In 1995 the Company experienced a decline in ROE. Historically, the Company has retained a significant portion of earnings to support strong asset growth. During the past few years asset growth has slowed and earnings have increased. This trend has resulted in surplus equity; therefore, the Company has substantially increased the dividend payout over the past two years. The Company experienced an increase in earnings for 1996 of $712,000 or 9.6%. The primary reason for the improved results in 1996 was the improvement in net interest
income at a faster rate than the increase in operating expenses.   The
decline in earnings in 1995 was the result of a decline in net interest income combined with increases in the provision for loan losses and operating expenses. Management recognized at the beginning of 1995 that 1994's level of performance could not realistically be maintained if the Company were to remain competitive in the future. As part of the Company's strategic planning, a number of large capital expenditures were required in 1995. These expenditures, combined with the narrowing of the net interest spread and the increase over 1994's provision for loan losses, meant a reduction in earnings. The earnings performance in 1994 reflected the positive growth trends in loans during the year and the significant reduction in the amount added to the allowance for loan losses. Net income in 1994 reflected the cumulative effect of adopting the required accounting change (FAS 106), "Employers' Accounting for Post
Retirement Benefits Other Than Pensions", by Camden National Bank.   FAS
106 requires that the estimated cost of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred. This resulted in a one time after tax expense of $230,000.
     The operating results of the Company depend greatly on its net interest income, which is the difference between interest and dividend income on loans and securities, and interest expense on deposits and borrowings. The Company's results of operations also are affected by other non-interest income and expenses. Each of these principal components of the Company's operating results is discussed below.


Net Interest Income.

     The Company's primary source of operating income is net interest
income.   Net interest income was $21.9 million, $19.8 million, and $20.1 million in 1996, 1995 and 1994, respectively. Changes in net interest income are the results of interest rate movements, changes in the amounts and the mix of earning assets and interest-bearing liabilities, and changes in the level of non-earning assets and non-interest-bearing liabilities.
     Net interest income increased by $1.9 million or 9.4%, on a fully-taxable equivalent basis in 1996 compared to 1995. This increase was primarily due to the increase in loan volume. During 1995 net interest income decreased by $343,000, or 1.7%, on a fully-taxable equivalent basis compared to 1994. This decrease in net interest income was attributable to the fact that the Company's cost of funds (interest on deposits and borrowings), increased faster than the yield on earning assets (loans and securities), because of the need to pay higher interest rates on deposits during 1995 to meet funding needs. In 1994 net interest income increased by $1.8 million or 9.8%. The increase in net interest income in 1994 was attributable to the decrease in the interest rates paid on deposits and borrowed funds. This decrease was the result of a declining rate environment. These decreases more than offset the reduction in interest income as a result of a decrease in the yield on loans and investments. Net interest income, expressed as a percentage of average earning assets, was 4.79% in 1996, 4.63% in 1995, and 5.05% in 1994.
     The average amount of loans outstanding increased by $18.0 million, or 6.4%, in 1996 over 1995 and $27.1 million, or 10.7%, in 1995 over 1994 which has contributed to the increase in interest income. Interest income on loans increased by $2.0 million in 1996 compared with 1995 and by $5.0 million in 1995 compared to 1994. The weighted average yield on loans increased from 9.05% in 1994 to 9.88% in 1995 and then increased to 9.96% in 1996. Commercial loan interest yields increased in part due to a .5% increase in the prime rate during 1995.
     The average amount of non-accrual loans also affects the average yield earned on all outstanding loans. The average amount of non-accrual loans for 1996, 1995, and 1994 were minimal, and therefore, had an insignificant effect on average loan yield.
     Interest and dividends on investment securities increased by $377,000, on a fully-taxable equivalent basis, in 1996 compared with 1995. The primary reason for the increase was the increased volume. During 1995 the investment portfolio had experienced decreased earnings of $383,000, on a fully-taxable equivalent basis, compared with 1994.
The primary reason for the decline was the fact that previously higher-yielding investments repriced at current lower rates. The average balance of investments outstanding increased from $155.9 million in 1994 to $157.8 million in 1995 and then to $164.7 million in 1996. The weighted average yield on investment securities, however, decreased from 6.70% in 1994 to 6.38% in 1995, and to 6.34% in 1996. Again, the decline in overall yield is the result of higher yeilding investments maturing and being replaced with current lower yields. During 1996 the Company recovered $54,000 of principal and interest on several municipal investments that had previously defaulted and for which a permanent decline had been recognized. The Company also recovered $417,000 and $377,175 of principal and interest on those same investments for 1995 and 1994, respectively.
     Interest expense on deposits and borrowings increased by $494,000, or 2.8%, in 1996 compared with 1995. The increase is attributable to both the increases in borrowings and to the interest rates paid on borrowings and certificates of deposit. During 1995 interest rates in general experienced increases that contributed to the increase of $4.7 million, or 37.2%, in interest expense over 1994. Again, deposit growth was in higher yielding certificates of deposits. This type of growth results in a narrowing of the net interest margin that must be offset by loan growth, increased yields on earning assets or by a reduction of overhead expenses. Interest expense increased only slightly in 1994 over 1993, due in part to the fact that rates in general decreased during 1994. The weighted average rate on interest bearing deposits and borrowings increased from 3.66% in 1994 to 4.71% in 1995 and then decreased to 4.62% in 1996. The average balance of deposits outstanding increased $7.9 million or 2.3% in 1996 compared to 1995 and $5.1 million, or 1.5%, in 1995 compared to 1994.
     The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net result was an increase in net interest income of $112,000 in 1996 over 1995, a decrease in net interest income of $377,000 in 1995 from 1994, and a decrease of $87,000 in 1994 from 1993. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Notional principal amounts are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. During 1996, 1995, and 1994, the Company was a party in several agreements to assume variable market-indexed interest payments in exchange for fixed rate interest payments (interest-rate swaps). The notional principal amount of interest-rate swaps outstanding was $20,000,000 at December 31, 1996 and 1995, and $25,000,000 at December
31, 1994. The variable rates being paid by the Company on the swaps decreased during 1996 resulting in an increase in the spread between what the Company was paying (variable rate) and receiving (fixed rate) on these agreements. During 1995 and 1994 an increase in the variable rates being paid by the Company on the swaps resulted in a narrowing of spread between what the Company was paying and receiving.

Noninterest Income.

     Total noninterest income decreased by $133,000 in 1996 compared to 1995. Service charges on deposit accounts declined by $43,000, or 4.7%, in 1996 compared to 1995. However, other service charges and fees increased $104,000, or 8.1%, in 1996 compared to 1995. The largest contributing factor was credit card assessment fees that increased $76,000 over 1995. Other income decrease $194,000. The major contributing factor to this decline was an unusually large investment recovery of $417,000 in 1995 compared to only $54,000 in 1996. However, within this category, trust fees increased $146,000. Noninterest income increased $487,000 in 1995 compared with 1994. Services charges on deposit accounts totaled $908,000 in 1995, a 7.8% increase over 1994's total of $842,000. Other service charges and fees increased $418,000, or 48.0%, in 1995 compared to 1994. The various contributing factors for this increase included an increase in trust income fees of $122,000 over 1994, an increase in credit card assessment fees of $113,000 and an increase in loan document preparation fees of $48,000.
Other income remained relatively stable from 1994 to 1995 at $1.3 million.

Noninterest Expenses.

     Salary and benefits expense increased by $796,000m or 14.4%m in 1996 from 1995. This reflects added staff and normal increases in salary and in cost of benefits. During 1996 a number of positions were added due to the addition of United Bank to the Company. In addition, United Bank employees were added the the defined benefit pension plan. Salary and benefits expense increased by $300,000, or 5.8%, in 1995 compared to 1994. This increase resulted from pay range adjustments, an increase in the cost of benefits, and the addition of staff.
     In 1996 other operating expenses remained relatively level, with no unusual increases or decreases in any category. During 1995 other operating expenses increased $755,000 or 16.3%. These increased costs were related in part to greater consulting fees, depreciation of equipment, and expenses on or writedown of OREO properties. During the latter part of 1994, management of the Company started an analysis of new technologies and services that would enhance customer satisfaction and in the long term assist in containing overhead costs. However, it was recognized that initially a number of large capital purchases would be necessary. Costs related to equipment and depreciation totaling $222,000 are reflected in 1995. In addition, due to the merger with UnitedCorp, the Company experienced increased legal and accounting cost in 1995 of $152,000.

Impact of Inflation and Changing Prices.

     The Consolidated Financial Statements and related Notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Recent Accounting Pronouncements.

     In October of 1994, FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instrument." SFAS No. 119 is limited to financial statement disclosures, and does not have an impact on investments, net income, or retained earnings. The Company adopted SFAS No. 119 on December 31, 1994.
     In 1995, FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes standards for recognizing and measuring impairment of long-lived assets, certain identifiable intangibles, and goodwill. SFAS No. 121 does not apply to long-term customer relationships of a financial
institution.  The Company adopted the new standard in 1996.   This
standard did not have an impact on assets, net income, or retained earnings.
     SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May of 1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS No. 122 also addresses measurement of impairment of the capitalized mortgage servicing rights. The Company adopted SFAS No. 122 in 1996 for all loans sold after December 31, 1995, with servicing rights retained. This standard increased assets, income, and retained earnings by a minimal amount.
     The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has elected the intrinsic value method whereby additional disclosures of stock based compensation are required; however, the financial statements are not affected.
     SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1,1997. The adoption of these standards is not expected to have a material effect on the financial statements.
     On November 15, 1995, FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Concurrent with the adoption of this implementation guidance but no later than December 31, 1995, a financial institution wass permitted to reassess the appropriateness of the classifications of all securities held at that time and to account for any resulting reclassification at fair value. Reclassification from the held to maturity category to the available for sale category resulting from this one-time reassessment would not call into question the intent of a financial institution to hold other debt securities to maturity in the future. Management in its reassessment of the appropriateness of the classifications of securities decided to transfer a small portion of securities held to maturity to the available for sale category.

Common Stock Information

     The Common Stock of the Company is not traded on any exchange. However, the Company does maintain an informal market in its stock, and during 1996 and 1995 has stood ready to purchase shares as treasury stock. There are other informal makers of markets in the Company stock, as well. In 1995 and 1996, the Company stock traded in the range of $35.00 to $40.00 per share, and the most recent sale of the Company stock was in December of 1996 at a price of $37.00 per share.
     The Company has paid quarterly dividends since its inception in 1985. The following table summarizes dividends declared per share for 1995 and 1996:

                      1995       1996     Increase
First Quarter        $ .13      $ .18      $ .05
Second Quarter         .15        .25        .10
Third Quarter          .15        .26        .11
Fourth Quarter         .16        .27        .11
                     -----      -----      -----
Total                $ .59      $ .96      $ .37
                     =====      =====      =====

     As of December 31, 1996, there were 2,298,632 shares of Camden National Corporation Stock outstanding, held of record by approximately 835 shareholders.
























[page 16]


               Camden National Corporation and Subsidiaries

                     Summary of Financial Performance

[This page contains six bar graphs showing 5 years of the information detailed below:]


        Net income                                 Assets
       (in millions)                            (in millions)

'96 XXXXXXXXXXXXXXXXX 8.115               '96 XXXXXXXXXXXXXXXXX 510.1
'95 XXXXXXXXXXXXXXX 7.403                 '95 XXXXXXXXXXXXXXX 480.6
'94 XXXXXXXXXXXXXXXXXX 8.258              '94 XXXXXXXXXXXX  455.6
'93 XXXXXXXXXXXXXX 7.135                  '93 XXXXXXXXXX 414.0
'92 XXXXXXXXXXX 6.108                     '92 XXXXXXXX 386.3



         Deposits                                  Loans
       (in millions)                            (in millions)

'96 XXXXXXXXXXXXXXXX 353.2                '96 XXXXXXXXXXXXXXXX 311.2
'95 XXXXXXXXXXXXXXXXX 370.0               '95 XXXXXXXXXXXXXX  283.0
'94 XXXXXXXXXXXXX 340.2                   '94 XXXXXXXXXXXX 263.6
'93 XXXXXXXXXXXXXX 343.6                  '93 XXXXXXXXX 228.9
'92 XXXXXXXXXXXX 334.9                    '92 XXXXXXX 207.9



    Earnings per share                        Book Value per share
       (in dollars)                               (in dollars)

'96 XXXXXXXXXXXXXXXXX 3.48                '96 XXXXXXXXXXXXXXXXXXX 25.16
'95 XXXXXXXXXXXXXXX 3.16                  '95 XXXXXXXXXXXXXXXXX 22.88
'94 XXXXXXXXXXXXXXXXXX 3.52               '94 XXXXXXXXXXXXXX 20.57
'93 XXXXXXXXXXXXX 3.05                    '93 XXXXXXXXXXX 17.41
'92 XXXXXXXXXX 2.65                       '92 XXXXXXXX 14.65




















            Camden National Corporation and Subsidiaries
                Selected Five-Year Financial Data
(In Thousands, except per share data)         December 31,
------------------------------------------------------------------------
Financial Condition Data      1996     1995     1994     1993      1992
------------------------------------------------------------------------
Assets                    $510,078  $480,685 $455,615 $414,044  $386,341
Loans                      311,246   285,102  265,476  228,909   207,938
Allowance for Loan Losses    4,472     4,080    3,751    4,050     3,749
Investments                163,379   161,332  158,434  160,253   152,445
Deposits                   353,240   369,880  340,244  343,643   334,950
Borrowings                  93,760    51,980   62,444   26,396    13,764
Shareholders' Equity        57,822    53,680   48,258   40,724    34,312

                                              December 31,
--------------------------------------------------------------------------
Operations  Data             1996      1995      1994      1993      1992
--------------------------------------------------------------------------
Interest Income           $ 41,015  $ 38,661  $ 33,958  $ 31,529  $ 31,688
Interest Expense            19,105    18,853    13,766    13,185    15,366
                          --------  --------  --------  --------  --------
Net Interest Income         21,910    19,808    20,192    18,344    16,322
Provision for Loan Losses      838       899       216       683     1,610
Net Interest Income after --------  --------  --------  --------  --------
 Provision for Loan Losses  21,072    18,909    19,976    17,661    14,712
Non-interest Income          3,411     3,544     3,057     2,499     2,544
Non-interest Expense        12,338    11,707    10,581     9,596     8,873
Income before Provision   --------  --------  --------  --------  --------
for Income Tax              12,145    10,746    12,452    10,564     8,383
Income Tax Expense           4,030     3,343     3,964     3,429     2,275
Accounting Change for
 Postretirement Benefits         -         -       230         -         -
                          --------  --------  --------  --------  --------
Net Income                $  8,115  $  7,403  $  8,258  $  7,135  $  6,108
                          ========  ========  ========  ========  ========

                                     At or For the Year Ended December 31,
---------------------------------------------------------------------------
Other  Data                    1996      1995     1994       1993     1992
---------------------------------------------------------------------------
Return on Average Assets       1.65%     1.59%    1.90%     1.79%    1.69%
Return on Average Equity      14.56%    14.53%   18.56%    19.02%   19.16%
Net Income Per Share         $ 3.48    $ 3.16   $ 3.52    $ 3.05   $ 2.65
Dividends Per Share          $  .96    $  .59   $  .45    $  .29   $  .34
Book Value Per Share         $25.16    $22.88   $20.57    $17.41   $14.65
Allowance for Loan Losses
     to Total Loans            1.44%     1.43%    1.42%     1.77%    1.80%
Non-Performing Loans to
     Total Loans                .73%     1.05%    1.08%     0.87%    1.12%






                Camden National Corporation and Subsidiaries
                    Consolidated Statements of Condition
---------------------------------------------------------------------------
(In Thousands, except number of                              December 31,
  shares and per share data)                                1996      1995
---------------------------------------------------------------------------
Assets
Cash and due from banks                                  $ 17,233  $ 16,356
Federal funds sold                                          2,075     1,700
  Securities available for sale, at market                 12,647    19,837
  Securities held to maturity (market value $143,220 and
  $135,808 at December 31,1996 and 1995, respectively     143,216   135,136
Other securities                                            7,516     6,359
Residential mortgages held for sale                         2,544     2,083
Loans, less allowance for loan losses of $4,472 and
  $4,080 at December 31, 1996 and 1995, respectively      304,230   278,939
Bank premises and equipment                                 8,944     8,495
Other real estate owned                                     1,264     1,086
Interest receivable                                         3,920     4,252
Other assets                                                6,489     6,442
                                                         --------  --------
     Total assets                                        $510,078  $480,685
Liabilities                                              ========  ========
Deposits:
  Demand                                                 $ 47,749  $ 46,034
  NOW                                                      41,715    42,192
  Money market                                             24,076    27,066
  Savings                                                  63,597    63,503
  Certificates of deposit                                 176,103   191,085
                                                         --------  --------
     Total deposits                                       353,240   369,880
Borrowings from Federal Home Loan Bank                     67,051    39,387
Other borrowed funds                                       26,709    12,593
Accrued interest and other liabilities                      5,211     5,056
Minority interest in subsidiary                                45        89
                                                         --------  --------
     Total liabilities                                    452,256   427,005
Commitments (Note 16)                                    --------  --------
Stockholders' Equity
Common stock, no par value; authorized
  2,500,000 shares, issued 2,376,080 shares                 2,436     2,436
Surplus                                                     1,226     1,226
Retained earnings                                          56,827    50,951
Net unrealized appreciation on securities
  available for sale, net of income tax                        32       104
                                                         --------  --------
                                                           60,521    54,717
Less cost of 77,448 and 31,521 shares of
treasury stock on December 31, 1996 and 1995                2,699     1,037
                                                         --------  --------
   Total stockholders' equity                              57,822    53,680
                                                         --------  --------
    Total liabilities and stockholders' equity           $510,078  $480,685
                                                         ========  ========
The accompanying notes are an integral part of these consolidated financial statements.

                 Camden National Corporation and Subsidiaries
                      Consolidated Statements of Income
-----------------------------------------------------------------------------
(In Thousands, except number                         Year Ended December 31,
 of shares and per share data)                      1996      1995      1994
-----------------------------------------------------------------------------
Interest Income
Interest and fees on loans                        $29,483   $27,439   $22,373
Interest on US Government and agency obligations    9,321     8,810     9,210
Interest on state and political subdivisions          338       478       740
Interest on interest rate swap agreements           1,251     1,380     1,414
Interest on federal funds sold and other investments  622       554       221
                                                  -------   -------   -------
   Total interest income                           41,015    38,661    33,958
Interest Expense                                  -------   -------   -------
Interest on deposits                               13,982    13,743    10,852
Interest on other borrowings                        3,983     3,728     1,875
Interest on interest rate swap agreements           1,140     1,382     1,039
                                                  -------   -------   -------
   Total interest expense                          19,105    18,853    13,766
                                                  -------   -------   -------
   Net interest income                             21,910    19,808    20,192
Provision for Loan Losses                             838       899       216
   Net interest income after provision            -------   -------   -------
    for loan losses                                21,072    18,909    19,976
Other Income                                      -------   -------   -------
Service charges on deposit accounts                   865       908       842
Other service charges and fees                      1,392     1,288       870
Other income                                        1,154     1,348     1,345
                                                  -------   -------   -------
   Total other income                               3,411     3,544     3,057
                                                  -------   -------   -------
                                                   24,483    22,453    23,033
Operating Expenses                                -------   -------   -------
Salaries and employee benefits                      6,303     5,507     5,207
Net occupancy                                         736       815       744
Furniture, equipment and data processing            1,254     1,215       993
Other                                               4,045     4,170     3,637
                                                  -------   -------   -------
   Total operating expenses                        12,338    11,707    10,581
   Income before income taxes and cumulative      -------   -------   -------
      effect of accounting change                  12,145    10,746    12,452
Income Taxes                                        4,030     3,343     3,964
   Net income before cumulative effect            -------   -------   -------
     of accounting change                           8,115     7,403     8,488
Cumulative effect of change in accounting for     -------   -------   -------

    postretirement benefits net of income tax
    benefit of $119,000 in 1994                        -         -        230
                                                  -------   -------   -------
Net Income                                        $ 8,115   $ 7,403   $ 8,258
Per Share Data                                    =======   =======   =======
Earnings per share before cumulative effect of
 accounting change                                $  3.48   $  3.16   $  3.62
Cumulative effect of change in account for
 postretirement benefits net of income tax benefit      -         -    (0.10)
Earnings per share                                   3.48      3.16      3.52
Weighted average number of shares outstanding   2,329,989 2,345,774 2,346,106
The accompanying notes are an integral part of these consolidated financial statements.

            Camden National Corporation and Subsidiaries
       Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1996, 1995 and 1994
-----------------------------------------------------------------------------
(In Thousands, except number of shares and per share data)
-----------------------------------------------------------------------------
                                              Net Unrealized
                                                Appreciation
                                                     on                Total
                                                 Securities            Stock-
                          Common        Retained Available  Treasury  holders'
                          Stock Surplus Earnings  For Sale    Stock    Equity
Balance at
January 1, 1994           $2,436 $1,194  $37,708     $ -    $  (614)  $40,724
Net income for 1994           -      -     8,258       -         -      8,258
Cumulative effect to record
 appreciation on securities
 available for sale           -      -        -       182        -        182
Unrealized depreciation on
securities available for sale -       -        -      (45)       -        (45)
Purchase of treasury
 stock (553 shares)           -       -        -        -       (12)      (12)
Sale of treasury
 stock (10,864 shares)        -       14       -        -       181       195
Cash dividends
 ($.45 per share)             -       -    (1,044)      -        -     (1,044)
Balance at                ------  ------  -------    -----   ------   -------
 December 31, 1994        $2,436  $1,208  $44,922    $ 137   $ (445)  $48,258
Net income for 1995           -       -     7,403       -        -      7,403
Change in unrealized gains (losses)
 on securities available for sale,
 net of tax benefit of $16    -       -        -       (33)      -        (33)
Purchase of treasury
 stock (25,200 shares)        -       -        -        -      (937)     (937)
Sale of treasury
 stock (20,629 shares)        -       25       -        -       338       363
Retirement of treasury
 stock (322 shares)           -       (7)      -        -         7        -
Cash dividends
 ($.59 per share)             -       -    (1,374)      -        -     (1,374)
Balance at                ------  ------  -------    -----   ------   -------
 December 31, 1995        $2,436  $1,226  $50,951    $ 104  $(1,037)  $53,680
Net income for 1996           -       -     8,115       -        -      8,115
Change in unrealized gains (losses)
on securities available for sale,
 net of tax benefit of $37    -       -        -       (72)      -        (72)
Purchase of treasury
 stock (47,261 shares)        -       -        -        -    (1,712)   (1,712)
Sale of treasury
 stock (1,334 shares)         -       -        -        -        50        50
Cash dividends
 ($.96 per share)             -       -    (2,239)      -        -     (2,239)
Balance at                ------  ------  -------    -----   ------   -------
 December 31, 1996        $2,436  $1,226  $56,827    $  32  $(2,699)  $57,822
                          ======  ======  =======    =====  =======   =======
The accompanying notes are an integral part of these consolidated financial statements.

                  Camden National Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                                   Year Ended December 31,
-----------------------------------------------------------------------------
(In Thousands)                                      1996      1995      1994
-----------------------------------------------------------------------------
 Operating Activities
  Net Income                                     $  8,115  $  7,403  $  8,258
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                         838       899       216
    Depreciation and amortization                   1,016       801       729
    Decrease (increase) in interest receivable        332       101    (1,098)
    Increase in other assets                          (55)   (1,596)      (78)
    Increase in other liabilities                     193       508     1,104
    Cash receipts from sale of residential loans    1,505     6,784     7,388
    Origination of mortgage loans held for sale    (1,966)   (6,976)   (5,573)
    Loss on disposal of assets                         82         -         -
    Other, net                                          5        (7)       18
                                                 --------  --------  --------
    Net cash provided by operating activities      10,065     7,917    10,964
 Investing Activities                            --------  --------  --------
  Proceeds from sale and maturities of
     securities held to maturity                   32,252    29,639    45,023
  Proceeds from sale and maturities of
     securities available for sale                  9,400       473     1,721
  Purchase of securities to be held to maturity   (40,332)  (28,104)  (41,215)
  Purchase of securities available for sale        (2,301)   (2,308)     (757)
  Purchase of Federal Home Loan Bank Stock         (1,157)   (2,181)   (2,733)
  Increase in loans                               (26,129)  (20,246)  (38,941)
  Net (increase) decrease in other real estate       (178)      520        61
  Purchase of premises and equipment               (1,572)   (1,988)   (3,666)
  Proceeds from sale of premises and equipment          9         -         -
  (Increase) decrease in minority position            (44)      (28)       94
  Net purchase of federal funds                      (375)   (1,700)        -
                                                 --------  --------  --------
    Net cash used by investing activities         (30,427)  (25,923)  (40,413)
Financing Activities                             --------  --------  --------
  Net decrease in demand deposits,NOW accounts,
      and savings accounts                         (1,658)   (9,851)  (14,905)
  Net (decrease) increase in certificates
      of deposit                                  (14,982)   39,487    11,506
  Net increase (decrease) in short-term borrowings 41,780   (10,454)   36,047
  Reduction in long-term debt                           -        (9)        -
  Purchase of treasury stock                       (1,712)     (937)      (12)
  Sale of treasury stock                               50       363       195
  Cash dividends                                   (2,239)   (1,396)   (1,044)
                                                 --------  --------  --------
    Net cash provided by financing activities      21,239    17,203    31,787
                                                  --------  --------  --------
    Increase (decrease) in cash and equivalents       877      (803)    2,338
Cash and cash equivalents at beginning of year     16,356    17,159    14,821
                                                 --------  --------  --------
    Cash and cash equivalents at end of year     $ 17,233  $ 16,356  $ 17,159
                                                 ========  ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest paid                                $ 19,270  $ 17,615  $ 13,350
    Income tax paid                                 3,599     3,369     4,178
Non-Cash transactions:
    Transfer from loans to real estate owned        1,333       974       403
    Transfer of securities from held to maturity
      to available for sale                             -     11,175        -

The accompanying notes are an integral part of these consolidated financial statements.

[Notes to Consolidated Financial Statements are on pages 22 - 37]

                 Camden National Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

----------------------------------------------------------------------------
                           NATURE OF OPERATIONS.
Camden National Corporation (the "Company") is a multi-bank and financial services holding company. The Company's bank subsidiaries, both of which are wholly owned, are Camden National Bank, a national banking organization, based in Camden, Maine, and United Bank, a banking organization chartered under the laws of the State of Maine, based in Bangor, Maine. The Company also has one non-bank subsidiary, Trust Company of Maine, Inc., which provides trust and retirement management services throughout the central Maine area.
----------------------------------------------------------------------------
               1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Camden National Corporation, its wholly-owned subsidiaries, Camden National Ban k and United Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. Trust Company of Maine, Inc.'s financial statements include its wholly-owned subsidiary - Fiduciary Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

  Investment Securities. The Company has classified its investment securities into investments available for sale and investments held to maturity.

  Securities Available for Sale. Debt and other securities that are to be held for indefinite periods of time, are stated at market value. Changes in net unrealized gains or losses are recorded as an adjustment to stockholders' equity until realized.
  Market values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date.

  Securities to be Held to Maturity. Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

  Residential Mortgages Held for Sale. Residential mortgages held for sale are primarily one to four family real estate loans which are valued at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses from sales of residential mortgages held for sale are recognized upon settlement with investors and recorded in noninterest income. These activities, together with underwriting residential mortgage loans, comprise the Company's mortgage banking business.

  Loan Servicing. SFAS No. 122, "Accounting for Mortgage Servicing Rights," was adopted at January 1, 1996. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: interest rate, fixed versus variable rate, and period of origination. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. The amortized cost approximates fair value at December 31, 1996. The impact of adopting SFAS No. 122 was immaterial to the financial statements.

  Loans. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.
Upon such discontinuance, all unpaid accrued interest is reversed.
  Fees received and direct costs incurred for the origination of loans are deferred and recognized as an adjustment of loan yield.
  The allowance for loan losses is maintained at a level adequate to absorb future charge-offs of loans deemed uncollectible. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, known and inherent risk characteristics of the various categories of loans, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral, and other pertinent factors. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Credits deemed uncollectible are charged against the allowance.
  SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, was adopted January 1, 1995. This statement applies to all troubled debt restructurings involving a modification of terms. The adoption of this standard had no impact on net income and retained earnings.
  Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as provision for loan losses.
  The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses.

  Other Real Estate Owned. Other real estate owned represents real estate acquired through foreclosure and is recorded at the lower of cost or fair market value, determined by an independent appraisal, with any difference at the time of acquisition treated as a loan loss. Subsequent reductions in fair market value below cost are charged directly to other operating expenses.

  Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets.

  Intangible Assets. The value of core deposits premium is being amortized over a period of fifteen years using the straight-line method. Other intangible assets including goodwill and recapitalization costs are being amortized over twenty to twenty-five years using the straight-line method. Amortization of software is recognized using the straight-line method over the estimated useful liFe of the various softwares.

  Other Borrowed Funds and Securities Sold Under Repurchase Agreements. Other borrowed funds consist of commercial and consumer repurchase agreements and treasury tax and loan deposits that generally do not have fixed maturity dates. Securities sold under agreements to repurchase generally mature within thirty days.

  Employee Pension and Postretirement Benefits. The Company has a defined benefit noncontributory pension plan covering substantially all employees. Actuarilly determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. In addition, the Company has a supplemental pension plan covering several executive officers. This plan was designed to keep the percentage level of pension benefits consistent for all employees.
  The Company also provides a voluntary savings plan for the benefit of its employees which qualifies under 401(k) of the Internal Revenue Code. Employees can contribute up to the maximum amount allowed by law. The Company matches a percentage of employee contributions. The Company's postretirement plans also provide medical and life insurance to certain eligible retired employees.

  Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Principal timing differences include pension and other postretirement benefits, depreciation, and provision for loan losses.

  Earnings Per Share. Earnings per share data are based on the weighted average number of common shares outstanding during each year after giving consideration to the dilutive effect of outstanding stock options.

  Statement of Cash Flows. For purposes of this statement, cash equivalents include interest bearing deposits in banks.

  Financial Instruments with Off Balance Sheet Risk. The Company uses off-balance sheet financial instruments as part of its asset/liability management activities. The Company does not intend to sell any of these instruments.
  Interest Rate Exchange Agreements (swaps) are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis.
  Interest Rate Floors are contracts in which a floor is established at a specified rate and period of time. The premium paid for the contract is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income.
  In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

  Fair Value Disclosures. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents, including cash and due from banks and federal funds sold: The carrying amounts of cash and equivalents approximates their fair value.

  Investment securities and securities available for sale: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Residential mortgages held for sale: Fair values are based on quoted market prices from the Federal Home Loan Mortgage Corporation (Freddie Mac).

  Loans receivable: For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Interest receivable: The carrying amount of interest receivable approximates fair value.

  Off-balance sheet instruments: Fair values for interest rate swaps and floor and cap contracts are based on quoted market prices. Fair value of commitments to extend credit has not been presented as the future revenue derived from such commitments is not significant.

  Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered in the Company's market for deposits of similar remaining maturities.


  Short-term borrowings: The carrying amounts of borrowings from the Federal Home Loan Bank, under repurchase agreements and other short-term borrowings, approximates fair value.

  Effect of New Financial Accounting Standards. During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires entities to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 did not have an effect on the financial statements.
  SFAS No. 122, "Accounting for Mortgage Servicing Rights," was adopted in 1996. SFAS No. 122 requires the recognition of rights to service mortgage loans for others as separate assets, regardless of whether the rights were originated or purchased, and subsequent, periodic evaluations of the capitalized rights for impairment. Prior to SFAS No. 122, only purchased servicing rights were capitalized. The adoption of this statement did not have a material effect on the financial statements.
  The company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has elected the intrinsic value method whereby additional disclosures of stock based compensation are required, however; the financial statements are not affected.
  SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1, 1997. The adoption of these standards is not expected to have a material effect on the financial statements.

  Reclassification. Certain items from the prior year were restated to conform with current year presentation.

---------------------------------------------------------------------------
                                 2.  MERGER.

On December 31, 1995, UnitedCorp was merged into the Company. The merger was accounted for under the pooling-of-interests method. At December 31, 1995, UnitedCorp had total assets of $61,440,000 and total shareholders' equity of $4,918,900. The Company exchanged approximately 162,000 shares of its common stock for approximately 190,000 shares of UnitedCorp. Under the pooling-of-interest method, the recorded amounts of assets and liabilities of the Company and UnitedCorp have been carried forward at their previously recorded amounts. All prior period financial statements presented have been restated as if the merger took place at the beginning of such periods.

The following table sets forth the results of operations for the years ended December 31, 1995 and 1994:

                                                     1995        1994
-----------------------------------------------------------------------
Net Income
     UnitedCorp                                 $  540,000  $  581,000
     Camden National Corporation                 6,863,000   7,677,000
                                                ----------  ----------
     Combined                                   $7,403,000  $8,258,000
                                                ==========  ==========
Earnings per share
     UnitedCorp                                      $2.83       $2.92
     Camden National Corporation                      3.14        3.62
     Combined                                         3.16        3.52

Dividends per share
     UnitedCorp                                      $ .18       $ .21
     Camden National Corporation                       .61         .46
     Combined                                          .59         .45

---------------------------------------------------------------------------
                      3.  INVESTMENT SECURITIES

The following tables summarize the amortized costs and market values of securities available for sale and held to maturity:

                                            December 31, 1996
-----------------------------------------------------------------------------
                             Amortized   Unrealized  Unrealized      Fair
                               Cost        Gains       Losses        Value
-----------------------------------------------------------------------------
Available for sale
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies  $ 12,596,774 $   55,938 $   (37,087) $ 12,615,625
Obligations of states and
 political subdivisions                -     31,581           -        31,581
                            ------------ ---------- -----------  ------------
  Total available for sale  $ 12,596,774 $   87,519 $   (37,087) $ 12,647,206
                            ============ ========== ===========  ============

Held to maturity
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies  $ 58,433,117 $  181,174 $  (862,448) $ 57,751,843
Obligations of states and
 political subdivisions        5,523,736     44,075     (11,644)    5,556,167
Mortgage-backed securities    79,258,807  1,301,301    (647,545)   79,912,563
                            ------------ ---------- -----------  ------------
   Total held to maturity   $143,215,660 $1,526,550 $(1,521,637) $143,220,573
                            ============ ========== ===========  ============

                                            December 31, 1995
-----------------------------------------------------------------------------
                             Amortized   Unrealized  Unrealized      Fair
                               Cost        Gains       Losses        Value
-----------------------------------------------------------------------------
Available for Sale
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies  $ 19,679,083 $  227,359 $   (70,029) $ 19,836,413
Obligations of states and
 political subdivisions                -      1,044           -         1,044
                            ------------ ---------- -----------  ------------
  Total available for sale  $ 19,679,083 $  228,403 $   (70,029) $ 19,837,457
                            ============ ========== ===========  ============
Held to maturity
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies  $ 67,517,116 $  415,016 $(1,458,830) $ 66,473,302
Obligations of states and
 political subdivisions        7,896,511     48,780      (9,712)    7,935,579
Mortgage-backed securities    59,722,104  1,868,954    (191,536)   61,399,522
                            ------------ ---------- -----------  ------------
   Total held to maturity   $135,135,731 $2,332,750 $(1,660,078) $135,808,403
                            ============ ========== ===========  ============

The amortized cost and fair values of debt securities by contractual maturity at December 31, 1996, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized         Fair
                                                        Cost           Value
-----------------------------------------------------------------------------
Available for sale
Due in one year or less                            $  8,283,683  $  8,329,797
Due after one year through five years                 4,313,091     4,317,409
                                                   ------------  ------------
                                                   $ 12,596,774  $ 12,647,206
                                                   ============  ============

                                                     Amortized         Fair
                                                        Cost           Value
-----------------------------------------------------------------------------
Held to maturity
Due in one year or less                            $ 13,537,818  $ 13,489,266
Due after one year through five years                56,650,010    56,023,936
Due after five years through ten years               10,528,483    10,526,779
Due after ten years                                  62,499,349    63,180,592
                                                   ------------  ------------
                                                   $143,215,660  $143,220,573
                                                   ============  ============

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.

On December 31, 1995, the Company made a one-time transfer of securities held to maturity to securities available for sale at a market value totalling $11,175,469 in accordance with the Financial Accounting Standards Board implementation guidance issued in November of 1995. This transfer resulted in an unrealized gain of $217,200. The transfer was the result of current asset/liability planning.

There were no sales in available for sale or held to maturity portfolios during 1996 and 1995. Proceeds from sale of investments classified as held to maturity during 1994 were $2,002,344, which resulted in a realized gain of $2,344. The investments were sold within three months of the call date. In 1994, gross realized gains and losses on securities available for sale were $942 and $2,453.

At December 31, 1996, securities with a book value of $38,846,585 and a fair value of $38,653,266 were pledged to secure public deposits and securities sold under agreements to repurchase and other purposes required or permitted by law.

-----------------------------------------------------------------------------
                                4.  LOANS

The composition of the Company's loan portfolio at December 31 was as follows:
                                                       1996           1995
----------------------------------------------------------------------------
Commercial loans                                $ 149,837,504  $ 134,724,730
Residential real estate loans                     127,656,412    116,420,831
Consumer loans                                     26,117,643     27,334,439
Municipal loans                                     5,578,064      4,960,666
Other loans                                           129,753        175,664
                                                -------------  -------------
   Total loans                                    309,319,376    283,616,330
Less deferred loan fees net of cost                   617,363        597,219
Less allowance for loan losses                      4,472,447      4,080,308
                                                -------------  -------------
                                                $ 304,229,566  $ 278,938,803
                                                =============  =============

The Company's lending activities are conducted in mid-coast and central Maine. The Company grants single family and multi-family residential loans, commercial real estate loans, business and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

As of December 31, 1996 and 1995, nonaccrual loans were $1,674,000 and $2,631,000, respectively. Interest foregone was approximately $178,000, $207,000 and $98,000 for 1996, 1995 and 1994, respectively.

------------------------------------------------------------------------------
                      5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                 December 31,
--------------------------------------------------------------------------
                                      1996          1995          1994
--------------------------------------------------------------------------
Beginning Balance                 $4,080,308    $3,751,321    $4,050,329
Provision for loan losses            837,800       898,547       216,136
Recoveries                           209,931       289,659       170,683
Loans charged off                   (655,592)     (859,219)     (685,827)
                                  ----------    ----------    ----------
Net charge offs                     (445,661)     (569,560)     (515,144)
                                  ----------    ----------    ----------
Ending Balance                    $4,472,447    $4,080,308    $3,751,321
                                  ==========    ==========    ==========

Information regarding impaired loans is as follows:

                                                        December 31,
--------------------------------------------------------------------------
                                                    1996          1995
--------------------------------------------------------------------------
Average investment in impaired loans           $ 1,864,441   $ 1,505,466
Interest income recognized on impaired loans,
  all on cash basis                                219,826        36,327

Balance of impaired loans                        1,666,745     1,785,332
Less portion for which no allowance for loan
  losses is allocated                                    -             -
Portion of impaired loan balance for which an
  allowance for credit losses is allocated       1,666,745     1,785,332
Portion of allowance for loan losses allocated
  to the impaired loan balance                     340,229       266,670

-----------------------------------------------------------------------------
                          6.  MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company for both portfolio and for sale into the secondary market. The sale of loans are to institutional investors such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The difference is retained by the Company as a fee for servicing the residential real estate mortgages. As required by SFAS No. 122, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans. The Company's activity in the secondary market was minimal during 1996. Therefore, capitalized servicing rights were not material.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $45,913,503 and $52,006,411 at December 31, l996 and 1995, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $98,541 and $106,652 at December 31, 1996 and 1995, respectively.

-----------------------------------------------------------------------------
                      7.  BANK PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

                                                       1996           1995
----------------------------------------------------------------------------
Land and buildings                               $ 7,484,699    $ 7,350,908
Furniture, fixture and equipment                   6,523,977      5,836,822
Leasehold improvements                               401,685        402,595
Construction in process                              530,770              -
                                                 -----------    -----------
                                                  14,941,131     13,590,325
Less:  Accumulated depreciation and amortization   5,997,576      5,095,271
                                                 -----------    -----------
                                                 $ 8,943,555    $ 8,495,054
                                                 ===========    ===========

-----------------------------------------------------------------------------
                        8.  OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

                                                       1996           1995
----------------------------------------------------------------------------
Beginning balance                                $ 1,086,000    $ 1,606,000
Additions                                          1,333,000      1,607,000
Properties sold                                      912,000      1,915,000
Writedowns                                           243,000        212,000
                                                 -----------    -----------
Ending balance                                   $ 1,264,000    $ 1,086,000
                                                 ===========    ===========

-----------------------------------------------------------------------------
                                 9.  DEPOSITS

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $24,514,000 and $24,387,000 in 1996 and 1995, respectively. Certificates of deposit included brokered deposits in the amount of $1,282,000 and $9,108,000 at December 31, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

                  1997           $139,797,000
                  1998             18,082,000
                  1999              9,428,000
                  2000              5,275,000
                  2001              1,554,000
            Thereafter              1,967,000
                                 ------------
                                 $176,103,000
                                 ============

------------------------------------------------------------------------------
                 10.  BORROWINGS FROM FEDERAL HOME LOAN BANK

A summary of the borrowings from the Federal Home Loan Bank (FHLB) of Boston is as follows:

                               December 31, 1996
---------------------------------------------------------------------------
    Principal Amounts            Interest Rates          Maturity Date
---------------------------------------------------------------------------
       $66,620,000                5.38% - 7.32%               1997
           430,566                    6.58%                   1999
       -----------
       $67,050,566
       ===========

                               December 31, 1996
---------------------------------------------------------------------------
    Principal Amounts            Interest Rates          Maturity Date
---------------------------------------------------------------------------
       $38,063,685                5.62% - 6.31%               1996
           750,000                6.30% - 6.67%               1997
           573,728                    6.58%                   1999
       -----------
       $39,387,413
       ===========

Short and long term borrowings from the FHLB consist of both fixed and adjustable rate borrowings and are collateralized by all stock in the FHLB and qualifying first mortgage loans.

----------------------------------------------------------------------------
                      11.  EMPLOYEE RETIREMENT PLANS

The Company has a trusteed defined benefit noncontributory pension plan covering substantially all eligible employees over 21 years of age with one year of employment. The benefits are based on years of service and salary earned during an employee's last five years of employment. The assets of the plans are primarily invested in listed stocks.

The Company also provides a supplemental pension plan for certain executive employees to restore pension benefits which have been reduced by income tax regulations. These plans are unfunded and nonqualified.

Net periodic pension cost for these plans includes the following components:

                                            1996        1995        1994
---------------------------------------------------------------------------
Service Cost
    Qualified plan                    $ 280,000    $ 136,000    $ 152,000
    Supplemental plan                    72,000       37,000       53,000
Interest cost
    Qualified plan                      193,500      169,000      161,000
    Supplemental plan                    64,000       56,000       27,000
Return on plan assets                  (153,300)    (152,000)    (159,000)
Net amortization and deferral
    Qualified plan                       (8,600)     (13,000)      (8,000)
    Supplemental plan                    39,000       31,000       22,000
                                      ---------    ---------    ---------
Net periodic pension cost             $ 487,200    $ 264,000    $ 248,000
                                      =========    =========    =========

The funded status of the plan and amounts recognized in the balance sheets at December 31 are as follows:

QUALIFIED PLAN                                         1996         1995
----------------------------------------------------------------------------
Actuarial present value of projected
   benefit obligation:
     Vested                                      $ 1,860,000  $ 1,563,000
     Nonvested                                        40,000       32,000
                                                 -----------  -----------
   Accumulated benefits obligation                 1,900,000    1,595,000
 Effect of future compensation                     1,200,000    1,182,000
                                                 -----------  -----------
   Projected benefit obligation                    3,100,000    2,777,000
Plan assets at fair value                         (2,200,000)  (2,007,000)
Unfunded excess of projected obligation          -----------  -----------
   over plan assets                                  900,000      770,000
Unrecognized transition asset                        123,300       95,000
Unrecognized net loss                               (477,900)    (562,000)
Unrecognized prior service cost                       87,900      132,000
Pension liability included in accrued            -----------  -----------
   other liabilities                             $   633,300  $   435,000
                                                 ===========  ===========
The following assumptions were used:
    Discount rate                                       7.5%         7.5%
    Increase in compensation                            6.0%         6.0%
    Expected long term rate of return on assets         7.5%         7.5%


SUPPLEMENTAL PLAN                                      1996         1995
----------------------------------------------------------------------------
Actuarial present value of projected
   benefit obligation:
     Vested                                      $   502,000  $   404,000
     Nonvested                                       152,000       29,000
                                                 -----------  -----------
   Accumulated benefits obligation                   654,000      433,000
   Effect of future compensation                     338,000      474,000
                                                 -----------  -----------
   Projected benefit obligation                      992,000      907,000
Plan assets at fair value                                  -            -
Unfunded excess of projected obligation          -----------  -----------
   over plan assets                                  992,000      907,000
Unrecognized transition obligation                  (182,000)    (271,000)
Unrecognized net loss                               (281,000)    (290,000)
Unrecognized prior service cost                            -            -
Pension liability included in accrued            -----------  -----------
   liabilities                                   $   529,000  $   346,000
                                                 ===========  ===========
The following assumptions were used:
    Discount rate                                       7.5%         7.5%
    Increase in compensation                            6.0%         6.0%



-----------------------------------------------------------------------------
                          12.  POSTRETIREMENT BENEFITS

The Company's postretirement plans provide medical and life insurance to certain eligible retired employees.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the estimated cost of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

The Company elected to immediately recognize the accumulated postretirement benefit obligation of $349,000. The accounting change resulted in a one-time charge to earnings of $230,000, net of a tax benefit of $119,000, or (.10) per share.

Net periodic postretirement benefit cost includes the following components:

                                                          1996         1995
-----------------------------------------------------------------------------
  Service cost of benefits earned                      $ 20,000     $ 31,000
  Interest cost on accumulated postretirement
      benefit obligation                                 22,000       27,000
  Amortization of prior service cost                    (16,000)           -
                                                       --------     --------
       Net periodic postretirement benefit cost        $ 26,000     $ 58,000
                                                       ========     ========

It is the Company's policy to fund the cost of postretirement health care and life insurance plans as premiums are paid.

The amounts recognized in the Company's balance sheets at December 31, are:

                                                          1996         1995
-----------------------------------------------------------------------------
  Accumulated Postretirement Benefit Obligation
    Retirees                                           $ 74,000     $ 78,000
    Fully eligible active plan participants              88,000       49,000
       Other active plan participants                   153,000      156,000
                                                       --------     --------
                                                        315,000      283,000
    Unrecognized transition asset                       158,000      174,000
                                                       --------     --------
                                                       $473,000     $457,000
                                                       ========     ========

Benefit costs were generally estimated assuming retiree health care cost would initially increase at a 12% annual rate, decrease gradually to a 6% annual growth rate after 10 years, and remain at a 6% annual growth rate thereafter. The discount rate used at December 31, 1996 and 1995, to estimate the accumulated postretirement benefit obligation was 7.5%. A 1% increase in the assumed health care cost trend rate would not have a materical impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

------------------------------------------------------------------------------
                         13.  STOCKHOLDERS' EQUITY

The Company has a fixed stock option plan accounted for under APB Opinion 25 and related interpretations. The plan allows the company to grant options to employees for up to 140,000 shares of common stock. The options are immediately vested when granted, and expire ten years from the date the option is granted. The excercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                        1996        1995
----------------------------------------------------------------------------
Net income               As reported                $8,115,000   $7,403,000
                           Pro forma                $7,949,000   $7,393,000

Earnings per share       As reported                $     3.48   $     3.16
                           Pro forma                $     3.41   $     3.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1996 and 1995: dividend yield of 2.6%, expected volatility of 5%, risk-free interest rate of 6.5%, and expected lives of 10 years.

A summary of the status of the company's fixed stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below.

                                              1996               1995
----------------------------------------------------------------------------
                                                    Weighted          Weighted
                                            Number  Average   Number  Average
                                              of    Exercise    of    Exercise
                                            Shares  Price     Shares  Price

Outstanding at beginning of year            68,508  $17.38    87,006  $17.36
Granted during the year                     27,250   37.00     1,702   18.25
Exercised during the year                        0       -    20,200   17.50
                                            ------            ------
Outstanding and exercisable at end of year  95,758   22.96    68,508   17.38
                                            ======            ======
Weighted-average fair value of
   options granted during the year           $9.25             $9.25

The following information applies to options outstanding at December 31, 1996.

Number outstanding                               95,758
Range of exercise prices                     $14.50 - $37.00
Weighted-average exercise price                  $22.96
Weighted-average remaining contractual life     7.8 years

During 1994, 1,702 shares were issued and 9,800 shares were exercised, leaving 87,006 options outstanding at December 31, 1994.

-----------------------------------------------------------------------------
                               14.  INCOME TAXES

The current and deferred components of income tax expense were as follows:

                                          1996         1995         1994
-----------------------------------------------------------------------------
Current:
    Federal                          $ 4,024,000  $ 3,336,000  $ 3,885,000
    State                                121,000      112,000      119,000
                                     -----------  -----------  -----------
                                       4,145,000    3,448,000    4,004,000
Deferred:
    Federal                             (115,000)    (105,000)     (40,000)
                                     -----------  -----------  -----------
                                     $ 4,030,000  $ 3,343,000  $ 3,964,000
                                     ===========  ===========  ===========

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:
                                           1996                 1995
------------------------------------------------------------------------------
                                      Asset   Liability     Asset   Liability
------------------------------------------------------------------------------
Allowance for possible losses
   on loans                        $1,206,000 $      -   $1,090,000 $      -
Allowance for investment losses       110,000        -      125,000        -
Capitalized costs                           -   14,000       42,500        -
Pension and other benefits            463,000        -      385,700        -
Depreciation                                -  143,000            -   78,200
Deferred loan origination fees          9,000        -       74,400        -
Deferred compensation and benefits    140,000        -      127,800        -
Unrealized appreciation of
  investments available for sale            -   17,000            -   50,600
Unrealized appreciation in loans
  held for sale                             -    5,000       11,300        -
Valuation of other real estate owned   48,000        -       19,200        -
Interest receivable                    40,000        -       59,800        -
Other                                  61,000        -       24,200        -
                                   ---------- --------   ---------- --------
                                   $2,077,000 $179,000   $1,959,900 $128,800
                                   ========== ========   ========== ========

The actual expense differs from the expected tax expense computed by applying the applicable U.S. Federal corporate income tax rate to earnings before income taxes, as follows:

                                            1996         1995         1994
------------------------------------------------------------------------------
Computed tax expense                    $4,151,000   $3,654,000   $4,233,000
Increase (reduction) in income
  taxes resulting from:
    Tax exempt Income                     (209,000)    (234,000)    (258,000)
    State taxes, net of federal benefit     79,000       74,000       79,000
    Compensation expense from stock
      options exercised                          -     (134,000)     (58,000)
      Other                                  9,000      (17,000)     (32,000)
                                        ----------   ----------   ----------
                                        $4,030,000   $3,343,000   $3,964,000
                                        ==========   ==========   ==========

The related income taxes have been calculated using a rate of 34%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

------------------------------------------------------------------------------
                          15.  LOANS TO RELATED PARTIES

In the ordinary course of business, the Company has granted loans to certain officers and directors and the companies with which they are associated. All such loans were made under terms that are consistent with the Company's normal lending policies. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers, or principal shareholders.

Loans to related parties which in aggregate exceed $60,000 were as follows:

                                                     1996            1995
------------------------------------------------------------------------------
Balance, January 1,                                 $9,058,000   $5,576,000
Loans made/advanced and additions                    7,188,000    6,695,000
Repayments and reductions                            8,536,000    3,213,000
                                                    ----------   ----------
Balance, December 31                                $7,710,000   $9,058,000
                                                    ==========   ==========

------------------------------------------------------------------------------
                           16.  FINANCIAL INSTRUMENTS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, which are not reflected in the accompanying consolidated balance sheets. The Company's significant off-balance sheet risks are lending commitments, letters of credit, interest rate floors, caps, and interest rate swap agreements. Those instruments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the statement of condition.

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

The Company uses off-balance sheet derivative instruments as hedges against large fluctuations in interest rates. The Company uses interest rate swaps and floor instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments.

All off-balance sheet positions are reviewed as part of the asset/liability management process at least quarterly basis. The instruments are factored into the Company's overall interest rate risk position. The Company regularly reviews the credit quality of the counterparties from which the instruments have been purchased. As of December 31, 1996, the Company had $20 million (notional principal amount) in interest-rate swaps, $15 million in cap contracts, and $20 million in floor contracts. The Company has interest-rate swaps maturing in 1997 and 1998. The two floor contracts ($10 million each) have a strike rate of 5%, and both mature in 1999. The two cap contracts ($10 million and $5 million) have strike rates of 6.5%, and both mature in 1997.

                                                         1996         1995
------------------------------------------------------------------------------
     Commitments to extend credit                   63,138,000  $51,521,000
     Letters of credit                                 924,000      905,000
     Swaps                                          20,000,000   20,000,000

The estimated fair values of the Company's financial instruments were as follows:
                            December 31, 1996           December 31, 1995
----------------------------------------------------------------------------
                            Carrying     Fair       Carrying     Fair
                             Amount      Value      Amount      Value
----------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents,
    including cash and due
    from banks and federal
    funds sold             $ 19,308,000 $ 19,308,000 $ 18,056,000 $ 18,056,000
  Securities available
    for sale                 12,647,000   12,647,000   19,837,000   19,837,000
  Securities held to
    maturity                143,216,000  143,220,000  135,136,000  135,808,000
  Other investments           7,516,000    7,516,000    6,359,000    6,359,000
  Loans held for sale         2,544,000    2,544,000    2,083,000    2,116,000
  Loans receivable          304,230,000  302,000,000  278,939,000  276,000,000
  Interest receivable         3,920,000    3,920,000    4,252,000    4,252,000

Financial liabilities:
  Deposits                  353,240,000  353,826,000  369,880,000  370,815,000
  Borrowings from Federal
    Home Loan Bank           67,051,000   67,074,000   39,387,000   39,417,000
  Other borrowed funds       26,709,000   26,709,000   12,593,000   12,593,000


The estimated fair values of the Bank's off-balance sheet instruments were as follows:
                                             December 31, 1996
------------------------------------------------------------------------------
                                                               Market Value
           Notional Principal  Contract Date  Maturity Date Including Accruals
------------------------------------------------------------------------------
 SWAPS        $ 10,000,000       24-Jan-92      24-Jan-97       $  (48,680)
                 5,000,000       09-Feb-94      09-Feb-98          (33,860)
                 5,000,000       04-May-94      04-May-97          (17,970)
              ------------                                      ----------
              $ 20,000,000                                      $ (100,510)
              ============                                      ==========

 FLOORS       $ 10,000,000       03-Jun-94    03-Jun-99         $   28,000
                10,000,000       13-Sep-94    13-Sep-99             23,000
              ------------                                      ----------
              $ 20,000,000                                      $   51,000
              ============                                      ==========

 CAPS         $ 10,000,000       30-May-95    30-May-97         $        0
                 5,000,000       06-Jun-95    06-Jun-97                  0
              ------------                                      ----------
              $ 15,000,000                                      $        0
              ============                                      ==========

                                             December 31, 1995
------------------------------------------------------------------------------
                                                               Market Value
           Notional Principal  Contract Date  Maturity Date Including Accruals
------------------------------------------------------------------------------
 SWAPS        $ 10,000,000       24-Jan-92    24-Jan-97         $ (154,357)
                 5,000,000       09-Feb-94    09-Feb-98            (82,447)
                 5,000,000       04-May-94    04-May-97            (61,195)
              ------------                                     -----------
              $ 20,000,000                                     $  (297,999)
              ============                                     ===========

 FLOORS       $ 10,000,000       03-Jun-94    03-Jun-99        $   128,000
                10,000,000       13-Sep-94    13-Sep-99            123,000
              ------------                                     -----------
              $ 20,000,000                                     $   251,000
              ============                                     ===========

 CAPS         $ 10,000,000       30-May-95    30-May-97        $     4,000
                 5,000,000       06-Jun-95    06-Jun-97              2,500
              ------------                                     -----------
              $ 15,000,000                                      $     6,500
              ============                                     ===========


------------------------------------------------------------------------------
                          17.  REGULATORY MATTERS

The Company, and it's bank subsidiaries, are subject to various regulatory capital requirements administered by the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation. These capital requirements represent quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 1996, the Company meets all capital requirements to which it is subject.

As of December 31, 1996, both bank subsidiaries were categorized by their regulatory agencies as well capitalized. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the bank's category.

The Company's actual capital amounts and ratios are also presented in the table.
                                                                To Be Well
                                                             Capitalized Under
                                             For Capital     Prompt Corrective
                           Actual         Adequacy Purposes  Action Provisions
------------------------------------------------------------------------------
                       Amount    Ratio      Amount   Ratio    Amount    Ratio
                                              >/=     >/=       >/=      >/=
------------------------------------------------------------------------------
As of December 31, 1996
Total Capital (To Risk Weighted Assets):
 Consolidated         $61,320,104  20.4%  $23,996,203 8.0%      N/A
 Camden National Bank  55,277,407  22.0%   20,125,530 8.0%  $25,156,912 10.0%
 United Bank            5,722,596  11.8%    3,874,455 8.0%    4,843,069 10.0%

Tier I Capital (To Risk Weighted Assets):
 Consolidated         $57,570,697  19.2%  $11,998,101 4.0%      N/A
 Camden National Bank  52,155,845  20.7%   10,062,765 4.0%  $15,094,147  6.0%
 United Bank            5,123,282  10.6%    1,937,228 4.0%    2,905,842  6.0%

Tier I Capital (To Average Assets):
 Consolidated         $57,570,697  11.7%  $19,707,221 4.0%      N/A
 Camden National Bank  52,155,845  12.1%   17,184,148 4.0%  $21,480,185  5.0%
 United Bank            5,123,282   8.2%    2,511,073 4.0%    3,138,841  5.0%


As of December 31, 1995
Total Capital (To Risk Weighted Assets):
 Consolidated         $56,787,822  20.6%  $22,010,991 8.0%      N/A
 Camden National Bank  51,695,023  22.4%   18,464,828 8.0%  $23,081,035 10.0%
 United Bank            4,941,074  11.2%    3,519,200 8.0%    4,399,001 10.0%

Tier I Capital (To Risk Weighted Assets):
 Consolidated         $53,380,693  19.4%  $11,005,495 4.0%      N/A
 Camden National Bank  48,809,894  21.2%    9,232,414 4.0%  $13,848,621  6.0%
 United Bank            4,419,074  10.1%    1,759,600 4.0%    2,639,400  6.0%

Tier I Capital (To Average Assets):
 Consolidated         $53,380,693  11.4%  $18,681,280 4.0%      N/A
 Camden National Bank  48,809,894  11.9%   16,377,220 4.0%  $20,471,526  5.0%
 United Bank            4,419,074   7.7%    2,296,080 4.0%    2,870,100  5.0%


------------------------------------------------------------------------------

                         18.  BANK HOLDING COMPANY

Following are the condensed statements of condition, income statements, and statements of cash flow for Camden National Corporation, a multi-bank and financial services holding company.

                          Statements of Condition
                                December 31
                                                        1996           1995
----------------------------------------------------------------------------
Assets
  Cash                                           $     11,738   $     59,710
  Investment in subsidiaries:
    Banking subsidiaries                           57,519,175     53,370,423
    Other subsidiaries                                101,668        158,482
  Amounts receivable from subsidiaries                130,327         53,359
  Goodwill                                             59,574         64,007
                                                 ------------   ------------
     Total asset                                 $ 57,822,482   $ 53,705,981
                                                 ============   ============

Liabilities & Stockholders' Equity
  Fractional shares payable                      $         98   $      3,571
  Accrued expenses                                          0         21,981
  Stockholders' equity                             57,822,384     53,680,423
                                                 ------------   ------------
     Total liabilities and stockholders' equity  $ 57,822,482   $ 53,705,975
                                                 ============   ============



                          Statements of Income
                       For Years Ended December 31

                                        1996           1995        1994
-----------------------------------------------------------------------------
Operating Income
  Dividend income from subsidiaries  $ 3,950,754  $ 1,927,983  $   894,335
  Fees from subsidiaries                  76,968            -            -
                                     -----------  -----------  -----------
     Total operating income            4,027,722    1,927,983      894,335
                                     -----------  -----------  -----------
Operating Expenses
  Legal and accounting                    49,230      151,794            -
  Other operating expenses                27,738       43,400        3,623
                                     -----------  -----------  -----------
     Total operating expenses             76,968      195,194        3,623
                                     -----------  -----------  -----------
  Income before equity in undistributed
     earnings of subsidiaries          3,950,754    1,732,789      890,712

Equity in undistributed earnings
  of subsidiaries                      4,164,317    5,483,005    7,309,742
                                     -----------  -----------  -----------
     Net income before tax             8,115,071    7,215,794    8,200,454
  Income tax benefit                           -      187,359       58,000
                                     -----------  -----------  -----------
Net Income                           $ 8,115,071  $ 7,403,153  $ 8,258,454
                                     ===========  ===========  ===========



                          Statements of Cash Flows
                         For Years Ended December 31

                                          1996        1995         1994
---------------------------------------------------------------------------
Operating Activities
  Net income                         $ 8,115,071  $ 7,403,153  $ 8,258,454
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
     Undistributed net income from
       subsidiaries                   (4,164,317)  (5,483,005)  (7,309,742)
     Amortization of goodwill              4,434        4,831        3,623
     (Increase) decrease in amounts
       receivable from subsidiaries      (76,968)      25,651      (58,000)
     (Decrease) increase in payables     (25,454)      21,987           66
                                     -----------  -----------  -----------
       Net cash provided by
         operating activities          3,852,766    1,972,617      894,401
                                     -----------  -----------  -----------
Investing Activities
  Investment in Trust Company
    of Maine, Inc.                             -            -     (200,000)
                                     -----------  -----------  -----------
       Net cash used in investing
         activities                            -            -     (200,000)

Financing Activities
  Proceeds from sale of treasury stock    50,016      363,202      194,636
  Purchase of treasury stock          (1,711,858)    (937,075)     (12,213)
  Dividends paid                      (2,238,896)  (1,395,707)  (1,044,416)
                                     -----------  -----------  -----------
       Net cash used in financing
         activities                   (3,900,738)  (1,969,580)    (861,993)
                                     -----------  -----------  -----------
Net (decrease) increase in cash and
  cash equivalents                       (47,972)       3,037     (167,592)
Cash and cash equivalents at
  beginning of year                       59,710       56,673      224,265
Cash and cash equivalents at         -----------  -----------  -----------
  end of year                        $    11,738  $    59,710  $    56,673
                                     ===========  ===========  ===========

[page 38 - Auditors' Letter]

                                Auditors' Letter

BERRY, DUNN, MECNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of financial condition of Camden National Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the tree years in the period ended December 31, 1996, in conformity with generally accepted accounting priciples.

As discussed in Note 12 to the financial statements, the Company changed its method of accounting for postretirement benefits other than pensions during the year ended December 31, 1994.

Berry, Dunn, McNeil & Parker (signature)

Portland, Maine
January 24, 1997

[Page 39 & 40 have a list of the Directors and Administration at the Corporation and the Subsidiaries]

            Boards of Direcotrs and Bank Administrations

-----------------------------------------------------------------
Directors of Camden National Corporation and Camden National Bank

Peter T. Allen
President, Cutting-Allen, Inc.

Bruce D. Bartlett
Director of Camden National Corporation
President, Treasurer & CEO, United Bank

Ann W. Bresnehan
Civic Leader

Robert W. Daigle
President & CEO, Camden National Bank

Kenneth C. Dickey
Vice Chairman, Camden National Corporation
Vice Chairman, Haskell & Corthell Real Estate

Robert J. Gagnon
Store Manager, Rockland Shop 'n Save

E Maynard Graffam, Jr.
Treasurer, Penobscot Bay Ice, Inc.

John W. Holmes
President, Consumers Fuel Co.

Rendle A. Jones
Attorney & Partner-Harmon, Jones & Sanford

John S. McCormick, Jr.
Engineer & Developer Consolidated Real Estate and Engineering

David H. Montgomery
Chairman, Camden National Corporation
Past Chairman, Allen Agency

Keith C. Patten
President & CEO, Camden National Corporation
Chairman, Camden National Bank

Richard N. Simoneau, C.P.A
Tax Partner, Simoneau & Norton, P.A.

Arthur E. Strout
Attorney & Partner, Strout & Payson, P.A.

------------------------------------------------------------------
Associate Directors of Camden National Bank

William S. Brawn
Retired Treasurer, French & Brawn, Inc.

C.R. deRochemont
Realtor, C.R. deRochemont Realtor

Frederick G. "Ted" Hanley
Retired Executive Vice President, Camden National Bank

Gilbert Harmon
Retired Attorney & Partner-Harmon, Jones & Sanford

Lawrence N. Hopkins
Retired President, Camden National Bank

-----------------------------------------------------------------
Administration of Camden National Corporation

Keith C. Patten
President & CEO

Susan M. Westfall
Treasurer & CFO

Randall A. Bishop
Vice President & Operations Officer

Steven D. Dailey
Vice President & Data Processing Officer

June B. Parent
Personnel Manager

Anna M. Johnson
Auditor

Kathryn M. Ryder
Manager, Accounting Department

Brenda B. Munroe
Manager, Operations Department

David B. Mitchell
Information Systems Officer

Timothy J. Pratt
Manager, Item Processing Department

-----------------------------------------------------------------
Administration of Camden National Bank

Keith C. Patten
Chairman

Robert W. Daigle
President & CEO

John P. (Jack) Williams
Senior Vice President, Commercial Loan & Business Development Officer

Robert E. Worthing
Vice President, Cashier & Investment and Trust Officer

Michael A. McAvoy
Vice President & Senior Loan Officer

Charles A. Wootton
Vice President, Commercial Loan & Branch Administration Officer

Joanne T. Campbell
Vice President & Residential Real Estate Officer

Stephen C. Staples
Vice President & Commercial Loan Officer
Main Office, Camden

Barbara B. Hanson
Assistant Vice President & Commercial Loan Officer
Main Office, Camden

Richard E. Littlefield
Assistant Vice President & Commercial Loan Officer
Belfast Office

Craig S. Dahlberg
Commercial Loan Officer
Camden Square Office

Kimberly J. Nason
Mortgage Loan Underwriter

LeeAnn Szelog
Marketing Manager

John E. Davis
Manager, Collections Department

Anne W. Gibbons
Compliance & CRA Officer

Shary C. Fellows
Training Officer

Diane D. Townsend
Credit Analyst & Manager, Loan Processing

-----------------------------------------------------------------
Branch Administration of Camden National Bank

Peggy C. Chapman
Manager, Rockland Office

Dolores C. Hyssong
Manager, Camden Square Branch

Debra V. Laite
Manager, Union Office

Scott D. Palmer
Manager, Main Office, Camden

Vera E. Rand
Manager, Belfast Office

Maryanne Marshall
Branch Management, Thomaston Office

------------------------------------------------------------------
Directors of United Bank

Kermit P. Allen
Treasurer, G.M. Allen & Son, Inc.

Bruce D. Bartlett
President & CEO, United Bank

Royce M. Cross
Chairman, United Bank
President, Woodrow W. Cross Agency

Edward D. Dysart
President, Dysart Transportation Services, Inc.

William T. Gardner
President, William T. Gardner & Sons, Inc.

Rendle A. Jones, Esq.
Attorney & Partner-Harmon, Jones & Sanford

C. Charles Lumbert
President, Moose River Lumber Co., Inc.

William T. Meucci
President, Meucci Enterprises, Inc.

David H. Montgomery
Chairman, Camden National Corporation
Past Chairman, Allen Agency

Keith C. Patten
President & CEO, Camden National Corporation
Chairman, Camden National Bank

Carroll R. Pickard
President, Pleasant Hill Diversities

LaJune S. Means
Private Investor, Director Emeritus

-----------------------------------------------------------------
Bank Administration of United Bank

Bruce D. Bartlett
President & CEO

James M. Kimball
Vice President & Senior Loan Officer

Mark E. Russell
Vice President & Mortgage Loan Manager

Lori L. Martin
Assistant Vice President & Administrative Officer

-----------------------------------------------------------------
Branch Administration of United Bank

Brent A. Folster
Vice President & Branch Administrator
Manager, Bangor Office

Darcel S. Bryant
Manager, Hermon Office


Linda J. Colbath
Manager, East Corinth Office

Laura J. Hollis
Manager, Hampden Office

Marilyn J. Chalker
Supervisor and Acting Manager, Jackman Office

-----------------------------------------------------------------
Directors of Trust Company of Maine, Inc.

Andrew P. Averill
Chairman & CEO, Trust Company of Maine, Inc.

Bruce D. Bartlett
President & CEO, United Bank

Randall A. Bishop
Vice President & Operations Officer, Camden National Corporation

Robert W. Daigle
President & CEO, Camden National Bank

Shirley B. Kile
Treasurer, Trust Company of Maine, Inc.

R. Paul Pasquine
President, Trust Company of Maine, Inc.

Arthur E. Strout
Attorney & Partner, Strout & Payson, P.A.

-----------------------------------------------------------------
Officers of Trust Company of Maine, Inc.

Andrew P. Averill
Chairman & CEO

R. Paul Pasquine
President, COO & Senior Trust Officer

Susan L. Kenney
Assistant Vice President & Trust Officer

Robert M. Parker
Assistant Vice President & Trust Officer

Shirley B. Kile
Treasurer



Credits

Peggy Mason Graphics
Design & Typesetting

Joanne Miller
Copy Editing

Donna Stackhouse
Illustrations



Annual Meeting, Camden National Corporation
Tuesday, May 6, 1997, 3:30 p.m.

The Company will provide, without charge, upon written request, a copy of Camden National Corporation's Annual Report to the Securities and Exchange Commission, Form 10-K for the 1996 fiscal year.

Please contact:
Robert E. Worthing
Camden National Corporation
P.O. Box 310-Camden, Maine  04843
207-236-8821

Corporation              Camden National Corporation
Logo                              Member FDIC