Form 10-Q
period 1997-03-31
CAMDEN NATIONAL CORP
filed 1997-05-15
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]         No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Outstanding at March 31, 1997: Common stock (no par value) 2,274,279 shares

                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended March 31, 1997

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.

ITEM 1. FINANCIAL INFORMATION
                                                             PAGE
Consolidated Statements of Income
   Three Months Ended March 31, 1997 and 1996                  3

Consolidated Statements of Conditions
   March 31, 1997 and 1996 and December 31, 1996               4

Consolidated Statement of Cash Flows
   Three Months Ended March 31, 1997 and 1996                  5

Notes to Consolidated Financial Statements
   Three Months Ended March 31, 1997 and 1996                  6

Analysis of Change in Net Interest Margin
   Three Months Ended March 31, 1997 and 1996                  7

Average Daily Balance Sheets
   Three Months Ended March 31, 1997 and 1996                  8

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses March 31, 1997 over March 31, 1996               9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            10-14


PART II.

ITEM 6. Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                     16

EXHIBITS                                                       17













                                PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)

(In Thousands, except number of                       Quarter Ended March 31,
 shares and per share data)                               1997        1996
Interest Income
Interest and fees on loans                             $ 7,602      $ 7,016
Interest on U.S. Government and agency obligations       2,707        2,168
Interest on state and political subdivisions                61           83
 Interest on interest rate swap agreements                 184          313
Interest on federal funds sold and other investments       168          141
                                                       -------      -------
     Total interest income                              10,722        9,721

Interest Expense
Interest on deposits                                     3,251        3,624
Interest on other borrowings                             1,507          799
Interest on interest rate swap agreements                  176          286
                                                       -------      -------
     Total interest expense                              4,934        4,709
                                                       -------      -------
     Net interest income                                 5,788        5,012
Provision for Loans Losses                                 287          217
                                                       -------      -------
  Net interest income after provision for loan losses    5,501        4,795

Other Income
Service charges on deposit accounts                        247          243
Other service charges and fees                             276          252
Other                                                      282          165
                                                       -------      -------
     Total other income                                    805          660

Operating Expenses
Salaries and employee benefits                           1,714        1,540
Premises and fixed assets                                  526          504
Other                                                      925          800
                                                       -------      -------
     Total operating expenses                            3,165        2,844
     Less minority interest in net income (loss)            (4)         (16)
                                                       -------      -------
     Income before income taxes                          3,145        2,627
Income Taxes                                             1,056          869
                                                       -------      -------
Net Income                                             $ 2,089      $ 1,758
                                                       =======      =======
Per Share Data
Earnings per share                                         .91          .75
  (Net income divided by weighted
    average shares outstanding)
Cash dividends per share                                   .32          .18
Weighted average number of
  shares outstanding                                 2,287,083    2,342,585

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Condition
                               (unaudited)

(In Thousands, except number of            March 31,   March 31,  December 31,
  shares and per share data)                  1997        1996        1996
Assets
Cash and due from banks                     $ 16,825    $ 12,789    $ 17,233
Federal funds sold                                 0       1,150       2,075
Securities available for sale                 10,621      20,336      12,647
Securities held to maturity                  171,490     128,011     143,216
Other securities                              12,157       6,358       7,516
Residential mortgages held for sale            2,589       2,465       2,544
Loans, less allowance for loan losses of
  $4,683 and $4,203 at March 31, 1997 and
  1996, and $4,472 at December 31, 1996      312,664     282,285     304,230
Bank premises and equipment                    9,077       8,487       8,944
Other real estate owned                          941       1,279       1,264
Interest receivable                            3,666       3,339       3,920
Other assets                                   6,983       6,313       6,489
                                            --------    --------    --------
     Total assets                           $547,013    $472,812    $510,078
                                            ========    ========    ========
Liabilities
Deposits:
  Demand                                    $ 43,947    $ 36,865    $ 47,749
  NOW                                         40,323      37,811      41,715
  Money market                                25,012      25,210      24,076
  Savings                                     63,543      63,447      63,597
  Certificates of deposit                    182,031     190,557     176,103
                                            --------    --------    --------
     Total deposit                           354,856     353,890     353,240
Borrowings from Federal Home Loan Bank       115,356      45,209      67,051
Other borrowed funds                          12,301      13,323      26,709
Accrued interest and other liabilities         6,241       5,512       5,211
Minority interest in subsidiary                   41          74          45
                                            --------    --------    --------
     Total liabilities                       488,795     418,008     452,256
                                            --------    --------    --------
Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares          2,436       2,436       2,436
Surplus                                        1,226       1,226       1,226
Retained earnings                             58,181      52,286      56,827
Net unrealized appreciation on securities
   available for sale, net of income tax          10          31          32
                                            --------    --------    --------
                                              61,853      55,979      60,521
Less cost of 101,801, 35,158 and 77,448
   shares of treasury stock on March 31,
   1997 and 1996, and December 31, 1996        3,635       1,175       2,699
                                            --------    --------    --------
     Total stockholders' equity               58,218      54,804      57,822
                                            --------    --------    --------
     Total liabilities and
       stockholders' equity                 $547,013    $472,812    $510,078
                                            ========    ========    ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statement of Cash Flows
                               (unaudited)

(In Thousands)
                                                 Quarter Ended March 31,
                                                      1997         1996
Operating Activities
Net Income                                          $ 2,089      $ 1,758
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                          287          217
     Depreciation and amortization                      134          236
     Decrease in interest receivable                    254          913
     (Increase) decrease in other assets               (464)         129
     Increase in other liabilities                    1,030          456
     Cash receipts from sale of residential loans         0          559
     Origination of mortgage loans held for sale        (45)        (941)
     Loss on disposal of assets                           0            0
     Other, net                                           7            0
                                                    -------      -------
     Net cash provided by operating activities        3,292        3,327
                                                    -------      -------
Investing Activities
Proceeds from sale and maturities of
   securities held to maturity                       11,221       12,856
Proceeds from sale and maturities of
   securities available for sale                      2,000            0
Purchase of securities held to maturity             (39,475)      (5,737)
Purchase of securities available for sale                 0         (566)
Purchase of Federal Home Loan Bank Stock             (4,641)           0
Increase in loans                                    (8,721)      (3,563)
Net decrease(increase)in other real estate              323         (193)
Purchase of premises and equipment                     (319)        (228)
Proceeds from sale of premises and equipment              0            0
(Increase)in minority position                           (4)         (15)
Net purchase of federal funds                         2,075          550
                                                    -------      -------
     Net cash used by investing activities          (37,541)       3,104
                                                    -------      -------
Financing Activities
Net decrease in demand deposits,
   NOW accounts, and savings accounts                (4,312)     (15,462)
Net increase(decrease)in certificates of deposit      5,928         (528)
Net increase in short-term borrowings                33,897        6,552
Purchase of treasury stock                             (937)        (163)
Sale of treasury stock                                    0           25
Cash Dividends                                         (735)        (422)
                                                    -------      -------
     Net cash provided by financing activities       33,841       (9,998)
                                                    -------      -------
     (Decrease) in cash and equivalents                (408)      (3,567)
Cash and cash equivalents at beginning of year       17,233       16,356
                                                    -------      -------
     Cash and cash equivalents at end of year       $16,825      $12,789
                                                    =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of March 31, 1997, March 31 1996 and December 31, 1996, the consolidated statements of income for the three months ended March 31, 1997 and March 31, 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997, and March 31, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - SFAS No. 125 and No. 127

SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and became effective January 1, 1997. The adoption of these standards did not have a material effect on the financial statements.

                           ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                           Three Months Ending   Three Months Ending
                              March 31, 1997        March 31, 1996
                           -------------------   -------------------
Dollars in thousands        Amount    Average      Amount    Average
                              of       Yield/        of       Yield/
                           interest     Rate      interest     Rate
                           --------   -------     --------   -------
Interest-earning assets:
Securities - taxable        $ 2,873     6.54%      $ 2,288    6.21%
Securities - nontaxable          92     6.73%          125    6.34%
Federal funds sold                8     4.52%           21    5.10%
Loans                         7,483*    9.45%        7,043*   9.78%
                           --------   -------     --------  -------
Total earning assets         10,456     8.39%        9,477    8.52%

Interest-bearing liabilities:
NOW accounts                    130     1.32%          138    1.44%
Savings accounts                522     3.31%          531    3.36%
Money Market accounts           191     3.17%          204    3.12%
Certificates of deposit       2,387     5.34%        2,644    5.77%
Short-term borrowings         1,508     5.28%          799    5.71%
Broker certificates              20     6.24%          107    6.01%
                           --------   -------     --------  -------
Total interest-bearing
  liabilities                 4,758     4.52%        4,423    4.73%

Net interest income
(fully-taxable equivalent)    5,698                  5,054

Less: fully-taxable
   equivalent adjustment        (70)                   (42)
                           --------               --------
                            $ 5,628                $ 5,012
                           ========               ========
Net Interest Rate Spread
 (fully-taxable equivalent)             3.87%                 3.79%
Net Interest Margin
 (fully-taxable equivalent)             4.57%                 4.54%


*Includes net swap income figures (in thousands) - March 1997 $8 and March 1996 $27.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                                       AVERAGE DAILY BALANCE SHEETS

Dollars in thousands
                                         Quarters Ended March 31,
                                            1997             1996
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $175,774         $147,451
 Securities - nontaxable                   5,467            7,891
 Federal funds sold                          708            1,648
 Loans                                   316,674          287,980
                                        --------         --------
Total earning assets                     498,623          444,970

Cash and due from banks                   13,112           12,733
Other assets                              20,837           19,919
Less allowance for loan losses            (4,762)          (4,225)
                                        --------         --------
Total assets                            $527,810         $473,397
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 39,438         $ 38,299
 Savings accounts                         63,103           63,153
 Money market accounts                    24,069           26,143
 Certificates of deposits                178,663          183,411
 Short-term borrowings                   114,261           56,018
 Broker certificates                       1,282            7,119
                                        --------         --------
Total interest-bearing liabilities       420,816          374,143
Demand deposits                           43,165           39,619
Other liabilities                          5,809            5,744
Shareholders' equity                      58,020           53,891
                                        --------         --------
Total liabilities and
 stockholders' equity                   $527,810         $473,397
                                        ========         ========

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                             March 1997 Over March 1996
                             --------------------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:

  Securities--taxable          439          146         585
  Securities--nontaxable       (38)           5         (33)
  Federal funds sold           (12)          (1)        (13)
  Loans                        702         (262)        440
                           -------      -------     -------
Total interest income        1,091         (112)        979

Interest-bearing liabilities:

  NOW accounts                   4          (12)         (8)
  Savings accounts               0           (9)         (9)
  Money market accounts        (16)           3         (13)
  Certificates of deposit      (68)        (189)       (257)
  Short-term borrowings        831         (122)        709
  Broker deposits              (88)           1         (87)
                           -------      -------   -------
Total interest expense         663         (328)        335

Net interest income            428          216         644
(fully taxable equivalent) =======      =======     =======
























ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

FINANCIAL CONDITION

At March 31, 1997, the Company had consolidated assets of $547.0 million, an increase of $36.9 million or 7.2%, from December 31, 1996. The change in assets consisted primarily of an increase in the investment portfolio of $30.9 million or 18.9%. This increase was the result of an asset/liability strategy in which the Company purchased longer term investments funded by shorter term borrowings. Most purchases were made in the held to maturity investment category. The increase in the other securities category was the result of increased stock purchased at the Federal Home Loan Bank of Boston, necessary to support borrowing activity. Loans have also increased $8.7 million or 2.8%, from December 21, 1996. In reviewing the balance sheet on March 31, 1997 as compared to March 31, 1996, the major changes in assets was the growth in the loan portfolio by $31.0 million or 10.7% and in the investment portfolio by $39.5 million or 25.6%.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1996, deposits have increase slightly by $1.6 million. Both of the Company's banking subsidiaries have experienced extreme competition by competitors for deposits. In addition, like the banking industry in general, the Company's banking subsidiaries have experienced a decline in deposit growth over the past several years. Therefore, other funding sources have had be pursued and utilized.

Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $33.8 million or 36.2% since December 31, 1996. The major reason for this increase was to support activity in the investment portfolio. The Company's strong capital position supports the increase in the balance sheet. In addition, the Company views borrowed funds as a reasonable priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding during the past year as the increase of $69 million since March 31, 1995 reflects.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first three months of 1997, $287,000 was added to the reserve for loan losses, resulting in an allowance of $4.7 million, or 1.46%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and Tier 2 ratios at March 31, 1997, of 18.59% and 19.84% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1996 were 19.2% and 20.4%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first three months of 1997 Camden National Bank paid dividends to the company in the amount of $1,671,105. The Company paid dividends to shareholders in the amount of $734,602. The remaining amount of $936,503 was used for treasury stock transactions by the Company.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $2,089,000, an increase of $331,000 or 18.8% above 1996's first three month's net income of $1,758,000. The major contributing factor was the increase in earning assets, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 1997 was $5,698,000, a 12.7% or $644,000 increase over first quarter 1996's net interest income of $5,054,000. Contributing to this increase was the fact that total interest income was $979,000 or 10.3% higher in the first three months of 1997 compared to the same period in 1996. Interest income on loans increased by $440,000. This increase was the net of a $702,000 increase due to an increase in loan volume, reduced by $262,000 due to a reduction in loan yields from 9.78% in during the first quarter of 1996 to 9.45% during the first quarter of 1997. The Company also experienced an increase in interest income on investments during the first quarter of 1997 compared to the same period in 1996 due to combination of volume and rate increases. The Company's net interest expense on deposits and borrowings increased by $335,000 during the first quarter of 1997 compared to the same period in 1996. This increase was the net of a $663,000 due to an increase in volume, reduced by $328,000 due to a reduction in rates.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 7-9 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the three months ended March 31, 1997 and 1996. The second of these tables presents average assets liabilities and stockholders' equity for the three months ended March 31, 1997 and 1996. The third table presents an analysis of volume and rate change on net interest income and expense from March 31, 1996 to March 31, 1997.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $8,000 in the first quarter of 1997 compared to an increase of $27,000 in the first quarter of 1996.

NONINTEREST INCOME

There was a $145,000 or 22.0% increase in total noninterest income in the first quarter of 1997 compared to the first quarter of 1996. Service charges on deposit accounts remained relatively level for the first three months of 1997 compared to 1996 with an increase of only $5,000 or 1.6%. Other service charges and fees increased by $24,000 or 9.5% in the first three months of 1997 compared to 1996. The major contributing factor to this increase was the fee income generated by the new debit cards in 1997. Debit cards were introduced mid-year 1996. Other income increased by $117,000 from $165,000 in the first quarter of 1996 to $282,000 in 1997. The major contributing factors for this increase were merchant assessment fees, trust fees and a new accounts receivable loan program.

NONINTEREST EXPENSE

There was a $321,000 or 11.3% increase in total noninterest expenses in the first quarter of 1997 compared to the first quarter of 1996. Salaries and employee benefits cost increased by $174,000 or 11.3% in the first quarter of 1997 compared to 1996. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. Other operating expenses increased by $125,000 or 15.6%. The two major contributing factors for this increase were credit card expenses and consulting fees.

IMPACT OF INFLATION AND CHANGING PRICES

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 122, "Accounting for Mortgage Servicing Rights" was issued in May of 1995. Where mortgage loans are sold or securitized but the rights to service those loans are retained by the creditor, the standard requires that the total cost of such loans (whether originated or acquired) be allocated between the mortgage servicing rights and the loans themselves based on their relative fair values. SFAS 122 also addresses measurement of impairment of capitalized mortgage servicing rights. The Company adopted SFAS 122 as of January 1, 1996. Since adoption there has been minimum activity in this area resulting in no material effect on the financial position and results of operation.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has elected the intrinsic value method whereby additional disclosures of stock based compensation are required; however, the financial statements are not affected.

SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1, 1997. The adoption of these standards have had no material effect on the financial statements.

SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information on Capital Structure" are effective beginning December 31, 1997. The adoption of these standards are not expected to have a material effect on the financial statements.

OTHER MATTERS

SHARE REPURCHASE PLAN. Camden National Corporation (CNC) will seek to repurchase up to five percent of its outstanding shares during the succeeding twelve months following the adoption of this plan. The Board of Directors approved funding of this plan on September 4, 1996. The repurchase will be effected as follows:

     1. All of CNC's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that CNC may repurchase shares from others provided that the same have not been solicited by or on behalf of CNC. For this purpose, CNC shall utilize the services of Paine Webber, A.G. Edwards & Sons, Inc., Maine Securities Corp. and Tucker Anthony, and

     2. All of CNC's repurchases of its stock shall be at a price which is not higher than the lowest current independent offer quotation determined on the basis of reasonable inquiry. Management shall exercise its best judgement whether tho purchase stock at the then lowest current independent offer quotation;

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

The Camden National Bank expressed, to the Comptroller of the Currency, in a letter dated July 23, 1996, its desire to change its capital structure by reducing its common stock or surplus in an amount not to exceed $4,700,000 to accommodate the above described "Share Repurchase Plan." This will reduce the Company's excess capital position and should improve shareholder return on equity.

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder. As of March 31, 1997, a total of 67,419 shares had been repurchased through this plan.

Item 6. Exhibits and Reports on Form 8-K.

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

      (10.3) Lease Agreement for the facility occupied by the Audit Department and one other tenant, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

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

      (10.5) Camden National Corporation 1993 Stock Option Plan, filed with
             Form 10-K, December 31, 1995, and is incorporated herein by reference.

      (10.6) UnitedCorp Stock Option Plan, filed with Form 10-K, December 31,
             1995, and is incorporated herein by reference.

        (27) Financial Data Schedule.

 (b) Reports on Form 8-K.

        None filed.












                               SIGNATURES

Pursuant to the requirements of the Securities Acto of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)








Keith C. Patten (signature)              04/14/97
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer





Susan M. Westfall (signature)            04/14/97
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer