Form 10-Q
period 1997-06-30
CAMDEN NATIONAL CORP
filed 1997-08-13
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           June 30, 1997

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

     Outstanding at June 30, 1997: Common stock (no par value) 2,269,857 shares





                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended June 30, 1997

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION
                                                             PAGE
Consolidated Statements of Income
   Six Months Ended June 30, 1997 and 1996                     3

Consolidated Statements of Income
   Three Months Ended June 30, 1997 and 1996                   4

Consolidated Statements of Conditions
   June 30, 1997 and 1996 and December 31, 1996                5

Consolidated Statement of Cash Flows
   Six Months Ended June 30, 1997 and 1996                     6

Notes to Consolidated Financial Statements
   Six Months Ended June 30, 1997 and 1996                     7

Analysis of Change in Net Interest Margin
   Six Months Ended June 30, 1997 and 1996                     8

Average Daily Balance Sheets
   Six Months Ended June 30, 1997 and 1996                     9

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses June 30, 1996 over June 30, 1996                 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            11-15

PART II.

ITEM 4. Submission Matters to a Vote of Security holders       16

ITEM 6. Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                     18

EXHIBITS                                                       19











                                PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)

(In Thousands, except number
of shares and per share data)                     Six Months Ended June 30
                                                      1997        1996
Interest Income
Interest and fees on loans                         $15,349      $14,052
Interest on U.S. Government and
   agency obligations                                5,883        4,468
Interest on state and political subdivisions           160          192
Interest on interest rate swap agreements              279          626
Interest on federal funds sold
   and other investments                               380          292
                                                   -------      -------
     Total interest income                          22,051       19,630

Interest Expense
Interest on deposits                                 6,549        7,117
Interest on other borrowings                         3,584        1,781
Interest on interest rate swap agreements              274          569
                                                   -------      -------
     Total interest expense                         10,407        9,467
                                                   -------      -------
     Net interest income                            11,644       10,163
Provision for Loans Losses                             572          324
                                                   -------      -------
  Net interest income after provision
    for loan losses                                 11,072        9,839

Other Income
Service charges on deposit accounts                    740          746
Other service charges and fees                         678          617
Other                                                  616          486
                                                   -------      -------
     Total other income                              2,034        1,849

Operating Expenses
Salaries and employee benefits                       3,446        3,050
Premises and fixed assets                            1,057          994
Other                                                1,934        1,906
                                                   -------      -------
     Total operating expenses                        6,437        5,950
     Less minority interest in net income (loss)        (1)         (22)
                                                   -------      -------
     Income before income taxes                      6,670        5,760
Income Taxes                                         2,251        1,905
                                                   -------      -------
Net Income                                         $ 4,419      $ 3,855
                                                   =======      =======
Per Share Data
Earnings per share                                   $1.94        $1.65
  (Net income divided by weighted
    average shares outstanding)
Cash dividends per share                               .65          .43
Weighted average number of shares outstanding    2,279,388    2,341,759

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)

(In Thousands, except number
of shares and per share data)                     Three Months Ended June 30
                                                        1997        1996
Interest Income
Interest and fees on loans                           $ 7,747      $ 7,036
Interest on U.S. Government and
   agency obligations                                  3,176        2,300
Interest on state and political subdivisions              99          109
Interest on interest rate swap agreements                 95          313
Interest on federal funds sold and other investments     212          151
                                                     -------      -------
     Total interest income                            11,329        9,909

Interest Expense
Interest on deposits                                   3,298        3,493
Interest on other borrowings                           2,077          283
Interest on interest rate swap agreements                 98          982
                                                     -------      -------
     Total interest expense                            5,473        4,758
                                                     -------      -------
     Net interest income                               5,856        5,151
Provision for Loans Losses                               285          107
                                                     -------      -------
  Net interest income after provision
    for loan losses                                    5,571        5,044

Other Income
Service charges on deposit accounts                      493          503
Other service charges and fees                           402          365
Other                                                    334          321
                                                     -------      -------
     Total other income                                1,229        1,189

Operating Expenses
Salaries and employee benefits                         1,732        1,510
Premises and fixed assets                                531          490
Other                                                  1,009        1,106
                                                     -------      -------
     Total operating expenses                          3,272        3,106
     Less minority interest in net income (loss)           3           (6)
                                                     -------      -------
     Income before income taxes                        3,525        3,133
Income Taxes                                           1,195        1,036
                                                     -------      -------
Net Income                                           $ 2,330      $ 2,097
                                                     =======      =======
Per Share Data
Earnings per share                                     $1.03        $ .90
  (Net income divided by weighted
    average shares outstanding)
Cash dividends per share                                 .33          .25
Weighted average number of shares outstanding      2,271,777    2,340,924

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Condition
                               (unaudited)

(In Thousands, except number                  June 30,    December 31,
of shares and per share data)                   1997          1996
Assets
Cash and due from banks                      $ 18,203       $ 17,233
Federal funds sold                                  0          2,075
Securities available for sale                  10,625         12,647
Securities held to maturity                   181,520        143,216
Other securities                               12,697          7,516
Residential mortgages held for sale             2,476          2,544
Loans, less allowance for loan
   losses of $4,779 and $4,472 at
   June 30, 1997 and December 31, 1996        330,444        304,230
Bank premises and equipment                     9,076          8,944
Other real estate owned                         1,041          1,264
Interest receivable                             3,848          3,920
Other assets                                   10,503          6,489
                                             --------       --------
     Total assets                            $580,433       $510,078
                                             ========       ========
Liabilities
Deposits:
  Demand                                     $ 43,800       $ 47,749
  NOW                                          38,134         41,715
  Money market                                 24,194         24,076
  Savings                                      62,484         63,597
  Certificates of deposit                     182,393        176,103
                                             --------       --------
     Total deposit                            351,005        353,240
Borrowings from Federal Home Loan Bank        121,649         67,051
Other borrowed funds                           42,235         26,709
Accrued interest and other liabilities          5,883          5,211
Minority interest in subsidiary                    43             45
                                             --------       --------
     Total liabilities                        520,815        452,256
                                             --------       --------
Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares           2,436          2,436
Surplus                                         1,226          1,226
Retained earnings                              59,761         56,827
Net unrealized appreciation on securities
   available for sale, net of income tax            5             32
                                             --------       --------
                                               63,428         60,521
 Less cost of 106,233 and 77,448
   shares of treasury stock on
   June 30, 1997 and December 31, 1996          3,810          2,699
                                             --------       --------
     Total stockholders' equity                59,618         57,822
                                             --------       --------
     Total liabilities and
       stockholders' equity                  $580,433       $510,078
                                             ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statement of Cash Flows
                               (unaudited)

(In Thousands)                                    Six Months Ended June 30,
                                                      1997         1996
Operating Activities
Net Income                                          $ 4,419      $ 3,855
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                          572          324
     Depreciation and amortization                      357          406
     Decrease (increase)in interest receivable           72         (691)
     (Increase) decrease in other assets             (3,955)         754
     Increase in other liabilities                      672          492
     Cash receipts from sale of residential loans     1,537        1,433
     Origination of mortgage loans held for sale     (1,469)      (1,511)
     Loss on disposal of assets                           0            0
     Other, net                                           1           (1)
                                                    -------      -------
     Net cash provided by operating activities        2,206        5,061
                                                    -------      -------
Investing Activities
Proceeds from sale and maturities of
   securities held to maturity                       25,361       16,273
Proceeds from sale and maturities of
   securities available for sale                      2,000          400
Purchase of securities held to maturity             (63,620)     (20,103)
Purchase of securities available for sale                 0       (1,962)
Purchase of Federal Home Loan Bank Stock             (5,181)        (722)
Increase in loans                                   (26,786)     (18,731)
Net decrease(increase)in other real estate              223          (47)
Purchase of premises and equipment                     (599)        (481)
Proceeds from sale of premises and equipment              0            0
(Increase)in minority position                           (2)         (22)
Net purchase of federal funds                         2,075          200
                                                    -------      -------
     Net cash used by investing activities          (66,529)     (25,195)
                                                    -------      -------
Financing Activities
Net decrease in demand deposits,
   NOW accounts, and savings accounts                (8,525)     (13,056)
Net increase(decrease)in certificates of deposit      6,290       (5,143)
Net increase in short-term borrowings                70,124       37,441
Purchase of treasury stock                           (1,111)        (163)
Sale of treasury stock                                    0           25
Cash Dividends                                       (1,485)      (1,007)
                                                    -------      -------
     Net cash provided by financing activities       65,293       18,097
                                                    -------      -------
     Increase(decrease) in cash and equivalents         970       (2,037)
Cash and cash equivalents at beginning of year       17,233       16,356
                                                    -------      -------
     Cash and cash equivalents at end of year       $18,203      $14,319
                                                    =======      =======






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of June 30, 1997, June 30 1996 and December 31, 1996, the consolidated statements of income for the three and six months ended June 30, 1997 and June 30, 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997, and June 30, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - SFAS No. 125 and No. 127

SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and became effective January 1, 1997. The adoption of these standards did not have a material effect on the financial statements.































                          ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                           Six Months Ending     Six Months Ending
                             June 30, 1997         June 30, 1996
                           -------------------   -------------------
Dollars in thousands         Amount    Average      Amount  Average
                                 of     Yield/          of   Yield/
                           interest      Rate     interest     Rate
                           --------   -------     --------  -------
Interest-earning assets:
Securities - taxable        $ 6,280     6.71%      $ 4,731    6.28%
Securities - nontaxable         180     6.74%          250    6.39%
Federal funds sold               24     5.07%           56    5.24%
Loans                        15,454*    9.54%       14,176*   9.71%
                           --------   -------     --------  -------
Total earning assets         21,938     8.48%       19,213    8.49%

Interest-bearing liabilities:
NOW accounts                    268     1.33%          264    1.38%
Savings accounts              1,042     3.33%        1,041    3.34%
Money Market accounts           379     3.16%          392    3.08%
Certificates of deposit       4,826     5.36%        5,231    5.68%
Short-term borrowings         3,584     5.46%        1,782    5.53%
Broker certificates              34     6.15%          188    6.09%
                           --------   -------     --------  -------
Total interest-bearing
  liabilities                10,133     4.61%        8,898    4.67%

Net interest income
(fully-taxable equivalent)   11,805                 10,315

Less: fully-taxable
   equivalent adjustment       (161)                  (152)
                           --------               --------
                            $11,644                $10,163
                           ========               ========
Net Interest Rate Spread
 (fully-taxable equivalent)             3.87%                 3.82%
Net Interest Margin
 (fully-taxable equivalent)             4.56%                 4.56%


*Includes net swap income figures (in thousands) - June 1997 $5 and June 1996 $57.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.









                                       AVERAGE DAILY BALANCE SHEETS

Dollars in thousands
                                          Six Months Ended June 30,
                                            1997             1996
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $187,114         $150,755
 Securities - nontaxable                   5,342            7,829
 Federal funds sold                          947            2,138
 Loans                                   323,996          291,838
                                        --------         --------
Total earning assets                     517,399          452,560

Cash and due from banks                   12,837           12,433
Other assets                              22,351           19,750
Less allowance for loan losses            (4,643)          (4,144)
                                        --------         --------
Total assets                            $547,944         $480,599
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 40,437         $ 38,334
 Savings accounts                         62,549           62,285
 Money market accounts                    23,961           25,445
 Certificates of deposits                180,025          184,030
 Short-term borrowings                   131,209           64,489
 Broker certificates                       1,105            6,173
                                        --------         --------
Total interest-bearing liabilities       439,286          380,756
Demand deposits                           44,248           39,380
Other liabilities                          5,690            5,834
Shareholders' equity                      58,720           54,629
                                        --------         --------
Total liabilities and
 stockholders' equity                   $547,944         $480,599
                                        ========         ========



















ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                              June 1997 Over June 1996
                             --------------------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:
  Securities--taxable        1,141          408       1,549
  Securities--nontaxable       (79)           9         (70)
  Federal funds sold           (31)          (1)        (32)
  Loans                      1,562         (284)      1,278
                           -------      -------     -------
Total interest income        2,593          132       2,725

Interest-bearing liabilities:
  NOW accounts                  14          (10)          4
  Savings accounts               4           (3)          1
  Money market accounts        (23)          10         (13)
  Certificates of deposit     (114)        (291)       (405)
  Short-term borrowings      1,844          (42)      1,802
  Broker deposits             (154)           0        (154)
                           -------      -------   -------
Total interest expense       1,571         (336)      1,235

Net interest income          1,022          468       1,490
(fully taxable equivalent) =======      =======     =======



ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

FINANCIAL CONDITION

At June 30, 1997, the Company had consolidated assets of $580.4 million, an increase of $70.3 million or 13.8%, from December 31, 1996. The change in assets was a combination of increases in both the investment and loan portfolios. The investment portfolio experienced an increase of $41.5 million or 25.4%. This increase was the result of an asset/liability strategy in which the Company purchased longer term investments funded by shorter term borrowings.
Most purchases were made in the held to maturity investment category. The increase in the other securities category was the result of increased stock purchased at the Federal Home Loan Bank of Boston, necessary to support borrowing activity. Loans also increased $26.5 million or 8.6%, from December
31, 1996.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1996, deposits have decreased slightly by $2.2 million. Both of the Company's banking subsidiaries have experienced extreme competition by competitors for deposits. In addition, like the banking industry in general, the Company's banking subsidiaries have experienced a decline in deposit growth over the past several years. Therefore, other funding sources have had be pursued and utilized.

Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $70.1 million or 74.8% since December 31, 1996. The major reason for this increase was to support activity in the investment portfolio. The
Company's strong capital position supports the increase in the balance sheet.
In addition, the Company views borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding during the past year as the increase of $74.5 million since June 30, 1996 reflects.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first six months of 1997, $572,000 was added to the reserve for loan losses, resulting in an allowance of $4.8 million, or 1.43%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets.
These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and Tier 2 ratios at June 30, 1997, of
18.14% and 19.39% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1996 were 19.2% and 20.4%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments.
During the first six months of 1997 Camden National Bank paid dividends to the company in the amount of $2,596,589. The Company paid dividends to shareholders in the amount of $1,485,064. The remaining amount of $1,111,525 was used for treasury stock transactions by the Company.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1997 was $4,419,000, an increase of $564,000 or 14.6% above 1996's first six month's net income of $3,855,000.
The major contributing factor was the increase in earning assets, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 1997 was $11.8 million, a 14.4% or $1.5 million increase over the net interest income for the first six months of 1996 of $10.3 million.
Contributing to this increase was the fact that total interest income was $2.7 million or 14.2% higher in the first six months of 1997 compared to the same period in 1996. Interest income on loans increased by $1.3 million. This increase was the net of a $1.6 million increase due to an increase in loan volume, reduced by $284,000 due to a reduction in loan yields from 9.71% during the first six months of 1996 to 9.54% during the first six months of 1997. The
Company also experienced an increase in interest income on investments during the first half of 1997 compared to the same period in 1996 due to combination of volume and rate increases. The Company's net interest expense on deposits and borrowings increased by $1.2 million during the first half of 1997 compared to the same period in 1996. This increase was the net of a $1.5 million increase due to an increase in volume, reduced by $336,000 due to a reduction in rates.

The Analysis of Change in Net Interest Margin, the Average Daily Balance
Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and
Expenses are provided on pages 8-9 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the six months ended June 30, 1997 and 1996. The second of these tables presents average assets liabilities and stockholders' equity for the six months ended
June 30, 1997 and 1996. The third table presents an analysis of volume and rate change on net interest income and expense from June 30, 1996 to June 30, 1997.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $5,000 in the first half of 1997 compared to an increase of $57,000 in the first half of 1996.

NONINTEREST INCOME

There was a $185,000 or 10.0% increase in total noninterest income in the first half of 1997 compared to the first half of 1996. Service charges on deposit accounts remained relatively level for the first six months of 1997 compared to 1996 with a slight decrease of $6,000 or .8%. Other service charges and fees increased by $61,000 or 9.9% in the first six months of 1997 compared to 1996.
The largest contributing factor to this increase was the fee income generated by the new debit cards in 1997. Debit cards were introduced mid-year 1996.
Other income increased by $130,000 from $486,000 in the first half of 1996 to $616,000 in 1997. The major contributing factors for this increase were merchant assessment fees and trust fees.

NONINTEREST EXPENSE

There was a $487,000 or 8.2% increase in total noninterest expenses in the first half of 1997 compared to the first half of 1996. Salaries and employee benefits cost increased by $396,000 or 13.0% in the first half of 1997 compared to 1996. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. Other operating expenses increased by $91,000 or 3.1%. The two major contributing factors for this increase were credit card expenses and consulting fees.

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

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole hareholder. As of June 30, 1997, a total of 71,794 shares had been repurchased through this plan.


APPLICATION AMERICAN STOCK EXCHANGE. The directors voted to apply for a listing on the American Stock Exchange. The application is currently being completed and will be submitted in the near future. The directors believe that affiliation with the American Stock Exchange should positively impact the ability for stockholders to buy and sell shares of the Company's common stock.
In addition, listing on a national exchange should enhance the opportunity for shareholders to follow the value of their investment in Camden National
Corporation.

Item 4. Submission Matters to a Vote of Security holders

(a) The annual meeting of shareholders was held on May 6, 1997.

(c) Matters voted upon at the meeting. 1) To elect as director the nominees --
Ann Bresnahan, Robert W. Daigle, E. Maynard Graffam, Jr., Rendle A. Jones, and
Arthur A. Strout.  Total votes cast:  1,682,841, with 1,682,441 FOR, and 400
WITHHELD.  2)To ratify the selection of Berry, Dunn, McNeil & Parker as the
Company's independent public accountants for 1997.  Total votes cast:
1,682,841, with 1,678,294 FOR, 960 AGAINST, and 3,587 ABSTAIN.  3)In their discretion, the proxy holders are authorized to vote upon such other business as may be properly presented at the meeting or matters incidental to the conduct of the meeting. Total votes cast: 1,682,841, with 1,676,140 FOR, 2,690 AGAINST, and 4,011 ABSTAIN.

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

CAMDEN NATIONAL CORPORATION
(Registrant)







Keith C. Patten (signature)              08/13/97
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer





Susan M. Westfall (signature)            08/13/97
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer

