Form 10-Q
period 1997-09-30
CAMDEN NATIONAL CORP
filed 1997-11-14
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           September 30, 1997

           Commission File No.             0-28190


                         CAMDEN NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  MAINE                             01-04132282
     (State or other jurisdiction                (I.R.S. Employer
     incorporation or organization)               Identification No.)

         2 ELM STREET, CAMDEN, ME                      04843
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (207) 236-8821

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

     Outstanding at September 30, 1997: Common stock (no par value) 2,265,058 shares.




                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended September 30, 1997

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION
                                                             PAGE
Consolidated Statements of Income
   Nine Months Ended September 30, 1997 and 1996               3

Consolidated Statements of Income
   Nine Months Ended September 30, 1997 and 1996               4

Consolidated Statements of Conditions
   September 30, 1997 and 1996 and December 31, 1996           5

Consolidated Statement of Cash Flows
   Nine Months Ended September 30, 1997 and 1996               6

Notes to Consolidated Financial Statements
   Nine Months Ended September 30, 1997 and 1996               7

Analysis of Change in Net Interest Margin
   Nine Months Ended September 30, 1997 and 1996               8

Average Daily Balance Sheets
   Nine Months Ended September 30, 1997 and 1996               9

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses September 30, 1996 over September 30, 1996      10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            11-15

PART II.

ITEM 4. Submission Matters to a Vote of Security holders       16

ITEM 6. Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                     18

EXHIBITS                                                       19









                                   PART I.
                        ITEM I.  FINANCIAL INFORMATION

                  Camden National Corporation and Subsidiaries
                       Consolidated Statement of Income
                                 (unaudited)

(In Thousands, except number
of shares and per share data)                   Nine Months Ended September 30
                                                        1997        1996
Interest Income
Interest and fees on loans                            $23,556      $21,464
Interest on U.S. Government and agency obligations      8,905        6,871
Interest on state and political subdivisions              209          272
Interest on interest rate swap agreements                 344          938
Interest on federal funds sold
   and other investments                                  603          476
                                                      -------      -------
     Total interest income                             33,617       30,021

Interest Expense
Interest on deposits                                    9,967       10,688
Interest on other borrowings                            5,560        2,872
Interest on interest rate swap agreements                 347          855
                                                      -------      -------
     Total interest expense                            15,874       14,415
                                                      -------      -------
     Net interest income                               17,743       15,606

Provision for Loans Losses                                957          575
                                                      -------      -------
 Net interest income after provision for loan losses   16,786       15,031

Other Income
Service charges on deposit accounts                     1,120        1,116
Other service charges and fees                          1,398        1,190
Other                                                     887          760
                                                      -------      -------
     Total other income                                 3,405        3,066

Operating Expenses
Salaries and employee benefits                          5,303        5,028
Premises and fixed assets                               1,606        1,433
Other                                                   3,132        2,696
                                                      -------      -------
     Total operating expenses                          10,041        9,157
     Less minority interest in net income (loss)           (1)         (29)
                                                      -------      -------
     Income before income taxes                        10,151        8,969
Income Taxes                                            3,417        2,974
                                                      -------      -------
Net Income                                            $ 6,734      $ 5,995
                                                      =======      =======
Per Share Data
Earnings per share (Net income divided                  $2.96         $2.56
  by weighted average shares outstanding)
Cash dividends per share                                  .99           .69
Weighted average number of shares outstanding       2,275,326     2,340,983

                   Camden National Corporation and Subsidiaries
                        Consolidated Statement of Income
                                  (unaudited)

(In Thousands, except number
 of shares and per share data)                 Three Months Ended September 30
                                                         1997        1996
Interest Income
Interest and fees on loans                             $ 8,207      $ 7,412
Interest on U.S. Government and agency obligations       3,022        2,403
Interest on state and political subdivisions                49           80
Interest on interest rate swap agreements                   65          312
Interest on federal funds sold
   and other investments                                   223          184
                                                       -------      -------
     Total interest income                              11,566       10,391

Interest Expense
Interest on deposits                                     3,418        3,571
Interest on other borrowings                             1,976        1,091
Interest on interest rate swap agreements                   73          286
                                                       -------      -------
     Total interest expense                              5,467        4,948
                                                       -------      -------
     Net interest income                                 6,099        5,443

Provision for Loans Losses                                 385          251
                                                       -------      -------
 Net interest income after provision for loan losses     5,714        5,192

Other Income
Service charges on deposit accounts                        380          370
Other service charges and fees                             720          573
Other                                                      271          274
                                                       -------      -------
     Total other income                                  1,371        1,217

Operating Expenses
Salaries and employee benefits                           1,857        1,978
Premises and fixed assets                                  549          439
Other                                                    1,197          790
                                                       -------      -------
     Total operating expenses                            3,603        3,207
     Less minority interest in net income (loss)             1           (7)
                                                       -------      -------
     Income before income taxes                          3,481        3,209
Income Taxes                                             1,166        1,069
                                                       -------      -------
Net Income                                             $ 2,315      $ 2,140
                                                       =======      =======
Per Share Data
Earnings per share (Net income divided                   $1.02        $ .91
  by weighted average shares outstanding)
Cash dividends per share                                   .34          .26
Weighted average number of shares outstanding        2,267,336    2,339,922

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Condition
                               (unaudited)

(In Thousands, except number of
  shares and per share data)                    September 30,   December 31,
                                                     1997            1996
Assets
Cash and due from banks                            $ 18,631       $ 17,233
Federal funds sold                                        0          2,075
Securities available for sale                         4,628         12,647
Securities held to maturity                         166,624        143,216
Other securities                                     13,403          7,516
Residential mortgages held for sale                   4,898          2,544
Loans, less allowance for loan losses of
   $5,015 and $4,472 at September 30, 1997
   and December 31, 1996                            336,847        304,230
Bank premises and equipment                           8,947          8,944
Other real estate owned                               1,209          1,264
Interest receivable                                   3,429          3,920
Other assets                                         10,845          6,489
                                                   --------       --------
     Total assets                                  $569,461       $510,078
                                                   ========       ========
Liabilities
Deposits:
  Demand                                          $ 55,304       $ 47,749
  NOW                                               43,179         41,715
  Money market                                      24,388         24,076
  Savings                                           66,764         63,597
  Certificates of deposit                          183,709        176,103
                                                  --------       --------
     Total deposit                                 373,344        353,240
Borrowings from Federal Home Loan Bank              89,539         67,051
Other borrowed funds                                38,925         26,709
Accrued interest and other liabilities               6,674          5,211
Minority interest in subsidiary                         42             45
                                                  --------       --------
     Total liabilities                             508,524        452,256
                                                  --------       --------
 Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares                2,436          2,436
Surplus                                              1,226          1,226
Retained earnings                                   61,304         56,827
Net unrealized appreciation on securities
   available for sale, net of income tax                 6             32
                                                  --------       --------
                                                    64,972         60,521
 Less cost of 111,022 and 77,448 shares
   of treasury stock on September 30, 1997
   and December 31, 1996                             4,035          2,699
                                                  --------       --------
     Total stockholders' equity                     60,937         57,822
                                                  --------       --------
     Total liabilities and stockholders' equity   $569,461       $510,078
                                                  ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statement of Cash Flows
                               (unaudited)

(In Thousands)
                                              Nine Months Ended September 30,
                                                      1997         1996
Operating Activities
Net Income                                          $ 6,734      $ 5,995
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                          957          575
     Depreciation and amortization                      534          610
     Decrease in interest receivable                    491          963
     (Increase) decrease in other assets             (4,262)         275
     Increase in other liabilities                    1,463          324
     Cash receipts from sale of residential loans     1,537            0
     Origination of mortgage loans held for sale     (3,891)        (214)
     Loss on disposal of assets                           0            0
     Other, net                                          (1)           5
                                                    -------      -------
     Net cash provided by operating activities        3,562        8,533
                                                    -------      -------
Investing Activities
Proceeds from sale and maturities of
   securities held to maturity                       40,300       26,433
Proceeds from sale and maturities of
   securities available for sale                      8,000        9,400
Purchase of securities held to maturity             (63,620)     (30,540)
Purchase of securities available for sale                 0       (2,301)
Purchase of Federal Home Loan Bank Stock             (5,887)        (682)
Increase in loans                                   (33,574)     (19,789)
Net decrease(increase)in other real estate               55         (442)
Purchase of premises and equipment                     (725)        (816)
Proceeds from sale of premises and equipment              0            0
(Increase)decrease in minority position                  (3)          35
Net purchase of federal funds                         2,075         (500)
                                                    -------      -------
     Net cash used by investing activities          (53,379)     (19,202)
                                                    -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                12,498         (462)
Net increase(decrease)in certificates of deposit      7,606       (4,510)
Net increase in short-term borrowings                34,704       20,293
Purchase of treasury stock                           (1,336)      (1,214)
Sale of treasury stock                                    0           50
Cash Dividends                                       (2,257)      (1,615)
                                                    -------      -------
     Net cash provided by financing activities       51,215       12,542
                                                    -------      -------
     Increase in cash and equivalents                 1,398        1,873
Cash and cash equivalents at beginning of year       17,233       16,356
                                                    -------      -------
     Cash and cash equivalents at end of period     $18,631      $18,229
                                                    =======      =======




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of September 30, 1997, September 30 1996 and December 31, 1996, the consolidated statements of income for the three and nine months ended September 30, 1997 and September 30, 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997, and September 30, 1996. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1997 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - SFAS No. 125 and No. 127

SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and became effective January 1, 1997. The adoption of these standards did not have a material effect on the financial statements.



























                           ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                           Nine Months Ending    Nine Months Ending
                           September 30, 1997    September 30, 1996
                           -------------------   -------------------
Dollars in thousands         Amount    Average      Amount   Average
                               of       Yield/        of      Yield/
                            interest     Rate      interest    Rate
                            --------   -------     --------  -------
Interest-earning assets:
Securities - taxable        $ 9,507     6.75%      $ 7,230    6.29%
Securities - nontaxable         256     6.75%          371    6.45%
Federal funds sold               41     5.02%          127    5.21%
Loans                        23,715*    9.56%       21,658*   9.74%
                           --------   -------     --------  -------
Total earning assets         33,519     8.52%       29,386    8.51%
Interest-bearing liabilities:
NOW accounts                    405     1.32%          395    1.35%
Savings accounts              1,588     3.35%        1,586    3.35%
Money Market accounts           576     3.18%          614    3.19%
Certificates of deposit       7,361     5.41%        7,869    5.68%
Short-term borrowings         5,560     5.52%        2,872    5.47%
Broker certificates              37     6.36%          224    6.15%
                           --------   -------     --------  -------
Total interest-bearing
  liabilities                15,527     4.65%       13,560    4.67%

Net interest income
(fully-taxable equivalent)   17,992                 15,826

Less: fully-taxable
   equivalent adjustment       (249)                  (220)
                           --------               --------
                            $17,743                $15,606
                           ========               ========
Net Interest Rate Spread
 (fully-taxable equivalent)             3.87%                 3.84%
Net Interest Margin
 (fully-taxable equivalent)             4.57%                 4.58%


*Includes net swap income figures (in thousands) - September 1997 ($3) and September 1996 $83.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.












                                       AVERAGE DAILY BALANCE SHEETS
Dollars in thousands
                                        Nine Months Ended September 30,
                                            1997             1996
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $187,762         $153,195
 Securities - nontaxable                   5,061            7,675
 Federal funds sold                        1,088            3,250
 Loans                                   330,597          296,395
                                        --------         --------
Total earning assets                     524,508          460,515

Cash and due from banks                   13,313           12,787
Other assets                              22,659           18,328
Less allowance for loan losses            (4,723)          (4,251)
                                        --------         --------
Total assets                            $555,757         $487,379
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 40,952         $ 39,150
 Savings accounts                         63,269           63,116
 Money market accounts                    24,147           25,678
 Certificates of deposits                181,371          184,562
 Short-term borrowings                   134,263           69,977
 Broker certificates                         776            4,860
                                        --------         --------
Total interest-bearing liabilities       444,778          387,343
Demand deposits                           46,350           40,513
Other liabilities                          5,249            4,291
Shareholders' equity                      59,380           55,232
                                        --------         --------
Total liabilities and
 stockholders' equity                   $555,757         $487,379
                                        ========         ========



















ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                         September 1997 Over September 1996
                         ----------------------------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:
  Securities--taxable        1,631          646       2,277
  Securities--nontaxable      (126)          11        (115)
  Federal funds sold           (84)          (2)        (86)
  Loans                      2,499         (442)      2,057
                           -------      -------     -------
Total interest income        3,920          213       4,133

Interest-bearing liabilities:
  NOW accounts                  18           (8)         10
  Savings accounts               4           (2)          2
  Money market accounts        (37)          (1)        (38)
  Certificates of deposit     (136)        (372)       (508)
  Short-term borrowings      2,638           50       2,688
  Broker deposits             (188)           1        (187)
                           -------      -------      -------
Total interest expense       2,299         (332)      1,967

Net interest income          1,621          545       2,166
(fully taxable equivalent) =======      =======     =======



ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION


FINANCIAL CONDITION

During the first nine months of 1997, consolidated assets increased by $59.3 million or 11.6% to $569.4 million. This increase resulted from an expansion in both the investment and loan portfolios. The investment portfolio increased $21.2 million or 13.0%. Most purchases were made in the held to maturity investment category. To better position the balance sheet for a potential interest rate shift, the Company purchased longer-term investments funded by shorter-term borrowings primarily through the Federal Home Loan Bank of Boston (FHLB). Additional FHLB stock was purchased to support the Company's increased borrowing activity. This increase is reflected in the other investment category. Loans also increased $35.5 million or 11.4%, from December 31, 1996.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1996, deposits have increased by $20.1 million or 5.7%. Both of the Company's banking subsidiaries have experienced extreme competition by competitors for deposits. Therefore, other funding sources have had be pursued and utilized. Borrowings also provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $34.7 million or 37.0% since December 31, 1996. The major reason for this increase was to support activity in the investment portfolio. The Company's strong capital position supports the increase in the balance sheet. In addition, the Company views borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding during the past year as the increase of $34.7 million since December 31, 1996 reflects.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first nine months of 1997, $957,000 was added to the reserve for loan losses, resulting in an allowance of $5.0 million, or 1.45%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at September 30, 1997, of 17.93% and 19.18% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1996 were 19.2% and 20.4%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first nine months of 1997 Camden National Bank paid dividends to the Company in the amount of $3.6 million. The Company paid dividends to shareholders in the amount of $2.3 million or .99 cents per share. The remaining cash dividends of $1.3 million received from Camden National Bank during the first nine months of 1997 were used for the Company's stock repurchase program.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1997 was $6,734,000, an increase of $739,000 or 12.3% above 1996's first nine month's net income of $5,995,000. The major contributing factor was the increase in earning assets, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 1997 was $18.0 million, a 13.7% or $2.2 million increase over the net interest income for the first nine months of 1996 of $15.8 million. Contributing to this increase was the fact that total interest income was $4.1 million or 14.1% higher in the first nine months of 1997 compared to the same period in 1996. Interest income on loans increased by $2.1 million. This increase was the net of a $2.5 million increase due to an increase in loan volume, reduced by $442,000 due to a reduction in loan yields from 9.74% during the first nine months of 1996 to 9.56% during the first nine months of 1997. The Company also experienced an increase in interest income on investments during the first nine months of 1997 compared to the same period in 1996 due to combination of volume and rate increases. The Company's net interest expense on deposits and borrowings increased by $2.0 million during the first nine months of 1997 compared to the same period in 1996. This increase was the net of a $2.3 million increase due to an increase in volume, reduced by $333,000 due to a reduction in rates.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8-9 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the nine months ended September 30, 1997 and 1996. The second of these tables presents average assets liabilities and stockholders' equity for the nine months ended September 30, 1997 and 1996. The third table presents an analysis of volume and rate change on net interest income and expense from September 30, 1996 to September 30, 1997.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were a decrease in net interest income of $3,000 in the first nine months of 1997 compared to an increase of $83,000 in the first nine months of 1996.

NONINTEREST INCOME

There was a $339,000 or 11.1% increase in total noninterest income in the first nine months of 1997 compared to the first nine months of 1996. Service charges on deposit accounts remained relatively level for the first nine months of 1997 compared to 1996 with a slight increase of $4,000 or .4%. Other service charges and fees increased by $208,000 or 17.5% in the first nine months of 1997 compared to 1996. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $127,000 from $760,000 in the first nine months of 1996 to $887,000 in 1997. The major contributing factor for this increase was trust fees.

NONINTEREST EXPENSE

There was a $882,000 or 9.6% increase in total noninterest expenses in the first nine months of 1997 compared to the first nine months of 1996.
Salaries and employee benefits cost increased by $275,000 or 5.5% in the first nine months of 1997 compared to 1996. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. Other operating expenses increased by $607,000 or 14.7%. The major contributing factors for this increase were equipment costs, credit card expenses, marketing, and consulting fees.

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

SFAS No. 128, No. 130 and No. 131 are effective for years beginning January 1, 1997. The adoption of these standards have had no effect on the financial statements as they are related to disclosure issues only.

OTHER MATTERS

SHARE REPURCHASE PLAN. Camden National Corporation (CNC) will seek to repurchase up to five percent of its outstanding shares during the succeeding twelve months following the adoption of this plan. The Board of Directors approved funding of this plan on September 4, 1996. The repurchase will be effected as follows:

     1. All of CNC's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that CNC may repurchase shares from others provided that the same have not been solicited by or on behalf of CNC. For this purpose, CNC shall utilize the services of Paine Webber, A.G. Edwards & Sons, Inc., Maine Securities Corp., Tucker Anthony, Means Investment Co., and Edward Jones.

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

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder. As of September 30, 1997, a total of 76,493 shares had been repurchased through this plan.

AMERICAN STOCK EXCHANGE. Camden National Corporation (ticker symbol "CAC") stock began trading on October 7, 1997. The directors believe that affiliation with the American Stock Exchange should positively impact the stock price and the ability for stockholders to buy and sell shares of the Company's common stock. In addition, listing on a national exchange should enhance the opportunity for shareholders to follow the value of their investment in Camden National Corporation.

EXPANSION. The Company's subsidiary, Camden National Bank, recently entered into a definitive agreement to purchase four KeyBank branches in the Mid-Coast Maine area. These branches are located in the communities of Waldoboro, Damariscotta, Vinalhaven and Bucksport. The Company considers the acquisition of these branches a logical move in expanding its current service area. The acquisition of these branches, which is contingent upon regulatory approval, is expected to be completed during the first quarter of 1998.


Item 4. Submission Matters to a Vote of Security holders

(a) The annual meeting of shareholders was held on May 6, 1997.

(c) Matters voted upon at the meeting. 1) To elect as director the nominees -
- Ann Bresnahan, Robert W. Daigle, E. Maynard Graffam, Jr., Rendle A. Jones, and Arthur A. Strout. Total votes cast: 1,682,841, with 1,682,441 FOR, and 400 WITHHELD. 2)To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 1997. Total votes cast:
1,682,841, with 1,678,294 FOR, 960 AGAINST, and 3,587 ABSTAIN.  3)In their discretion, the proxy holders are authorized to vote upon such other business as may be properly presented at the meeting or matters incidental to the conduct of the meeting. Total votes cast: 1,682,841, with 1,676,140 FOR, 2,690 AGAINST, and 4,011 ABSTAIN.

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

CAMDEN NATIONAL CORPORATION
(Registrant)





Keith C. Patten (signature)              11/14/97
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer




Susan M. Westfall (signature)            11/14/97
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer