Form 10-K
period 1997-12-31
CAMDEN NATIONAL CORP
filed 1998-03-31
CIK 750686

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1997
                   Commission File No.             0-28190

                         CAMDEN NATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

                  MAINE                             01-0413282
     (State or other jurisdiction                (I.R.S. Employer
     incorporation or organization)               Identification No.)

         2 ELM STREET, CAMDEN, ME                      04843
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (207) 236-8821

         Securities registered pursuant to Section 12(g) of the Act

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 is: Common stock - $102,216,816

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997 is: Common stock - 2,270,210

     Listed hereunder are documents incorporated by reference and the Part of the form 10-K into which the document is incorporated:

     (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II, Items 5, 6, 7 and 8.

     (2) The definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the commission prior to April 30, 1998 pursuant to Regulation 14A of the General Rules and Regulations of The Commission is incorporated into Part III of the Form 10-K.

Index

Item #    Description                                             Page
------    -----------                                             ----
  1       Business                                                1-6

  2       Properties                                              6-7

  3       Pending Legal Proceeding                                 7

  4       Submission of Matters to a Vote of Security Holders      7

  5       Market for Registrant's Common Equity and Related
          Stockholders Matters                                     7

  6       Selected Financial Data                                  7

  7       Management's Discussion and Analysis of Financial
          Condition and Results of Operation                    7-18

  7A      Quantitative and Qualitative Disclosures about
          Market Risks                                            19

  8       Financial Statements and Supplementary Data             19

  9       Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                     19

 10       Directors and Executive Officers of the Registrant      19

 11       Executive Compensation                                  19

 12       Security Ownership of Certain Beneficial Owners
          and Management                                          20

 13       Certain Relationships and Related Transactions          20

 14       Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                          20-21

                                     PART I


Item 1.  Business

     Camden National Corporation, ("the Company") is a multi-bank and financial services holding company headquartered in Camden, Maine. The Company was founded on January 2, 1985 as a result of a corporate reorganization, in which the shareholders of Camden National Bank, which was founded in 1875, exchanged their stock for shares of the Company, and Camden National Bank became a wholly-owned subsidiary of the Company. As of December 29, 1995 the Company acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of Trust Company of Maine, Inc. by merging with their then parent company, UNITEDCORP, Bangor, Maine. As of December 31, 1997, the Company's securities consisted of one class of common stock, no par value, of which there were 2,270,210 shares outstanding held of record by approximately 825 shareholders.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,Camden National Bank and United Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. Trust Company of Maine, Inc's amounts include its wholly-owned subsidiary -- Fiduciary Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

     The Company competes principally in mid-coast Maine through its largest subsidiary, Camden National Bank. Camden National Bank considers its primary market areas to be in the two counties in which it has banking facilities, Knox and Waldo counties. These two counties have a combined population of approximately 76,000 people. The economy of the these counties is based primarily on tourism, and is also supported by a substantial population of retirees. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans with-in Camden National Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

     The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through Camden National Bank and United Bank has branches that are located in small towns within the Company's geographic market areas. The Company believes that the local needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its banks to compete effectively.
No single person or group of persons provides a material portion of the Company's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, nor is a material portion of the Company's loans concentrated within a single industry or group of related industries.

     The Company had consolidated asset growth of 12.5% or $63.8 million during 1997. The primary contributing factor to this growth was the increase in lending activity at both bank subsidiaries. As the business continued to grow during this past year, each subsidiary focused on customer service. Supporting this concept, the Company implemented a new performance-based compensation program. This program is designed to create an environment where employees take a more personal interest in the performance of the company and are rewarded for balancing profit with growth and quality with productivity. In addition, the Company's subsidiary, Camden National Bank, entered into an agreement during October 1997 to purchase four branches in four new markets - Bucksport, Damariscotta, Vinalhaven and Waldoboro. The closing date was March 16, 1998. This acquisition creates a growth opportunity for Camden National Bank, in addition, to allowing the bank to better service its many customers already in these markets.

     The Company employs approximately 171 people on a full-time equivalent basis. Management believes that employee relations are good, and there are no known disputes between management and employees. Employees who are at least 21 years of age and who have worked for the Company for at least one year are eligible for participation in the Company's Retirement Savings 401(k) Plan and Defined Benefit Retirement Plan. Certain eligible employees of the Company also receive group insurance benefits. Certain Executive Officers of the Company may also participate in the 1993 Stock Option Plan and the Supplemental Executive Retirement Plan.

     As a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), the Company is subject to the regulations and supervision of the Federal Reserve Bank (FRB). The BHC Act requires the Company to file reports with the FRB and provide additional information requested by the FRB. The Company must receive the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank.

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

     The FRB has adopted guidelines utilizing a risk-based capital structure. These guidelines apply to the Company on a consolidated basis.

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

     The FRB has also adopted a minimum leverage ratio which is intended to supplement the risk-based capital requirements and to insure that all financial institutions continue to maintain a minimum level of capital. As with the risk-based capital guidelines, the leverage capital guidelines apply to the Company on a consolidated basis.

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

     The Company's leverage ratio is and its management expects it to remain in excess of regulatory requirements.

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

Item 2.  Properties

     The Company operates in thirteen facilities. The Main Office of the Company and Camden National Bank is at Two Elm Street, Camden, Maine, and is owned by Camden National Bank. The building has 15,500 square feet of space on three levels. Camden National Bank also owns three of its branches and the facility in which the operations departments of the Company are located. None of the owned facilities is subject to a mortgage. Camden National Bank also leases two branches under long-term leases,which expire in January of 2020 and December of 2077.

     The Main Office of United Bank is at 145 Exchange Street, Bangor, Maine, and is owned by United Bank. The building has 25,600 square feet of space on two levels. United Bank occupies 16,975 square feet of space on both floors. The Trust Company of Maine, Inc., a non-depository trust company and a subsidiary of the Company leases 2,100 square feet of office space on the second floor of the facility and its wholly owned subsidiary, Fiduciary Services, Inc., leases 2,042 square feet on the first floor of the facility. Other occupants of the facility include the Law Firm of Russell, Lingley & Silver, P.A., 2,533 square feet on the second floor and L&H Investors, a property management firm and Cullen Williams, CPA, who have a joint lease on 1,920 square feet on the second floor. United Bank also owns three of its other facilities, none of which is subject to a mortgage. United Bank also leases one branch under a five-year lease, which expires in September of 2002.

Item 3.  Pending Legal Proceedings

     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the company during the fourth quarter of 1997.



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders
Matters

     The information required is contained on page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected year-end financial information for the past five years is contained on page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 should be read in conjunction with the following text and tables, and is incorporated herein by reference.

     The Analysis of Change in Net Interest Margin on Earnings Assets, Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided to enable the reader to understand the components and past trends of the Company's interest income and expenses. The first of these tables provides an analysis of changes in net interest margin; reflecting interest income earned and interest expense paid and average rates earned and paid. Nonaccrual loans are included in total average loans.
Interest income on loans includes fee on loans of $975 in 1997, $968 in 1996, and $823 in 1995. In addition, net interest income of $(11) in 1997, $111 in 1996 and $(2) in 1995, from interest rate swaps was also included in loan interest income.

Years ended
December 31                     1997               1996               1995
                         -----------------  -----------------  ----------------
Dollars in thousands       Amount  Average   Amount  Average    Amount  Average
                               of   Yield/       of   Yield/        of   Yield/
                         interest    Rate  interest     Rate  interest     Rate
                         --------  ------- --------  -------  --------  -------
Interest-earning assets:
Securities - taxable     $12,549    6.76%  $ 9,793    6.35%   $ 9,297    6.40%
Securities - nontaxable      311    6.80%      472    6.48%       647    6.27%
Federal funds sold            42    5.08%      177    5.25%       121    5.56%
Loans                     33,053    9.84%   29,737    9.96%    27,718    9.88%
                         -------    -----  -------    -----   -------    -----
Total earning assets      45,955    8.72%   40,179    8.67%    37,783    8.62%

Interest-bearing liabilities:
NOW accounts                 535    1.30%      531    1.34%       675    1.70%
Savings accounts           2,158    3.36%    2,130    3.35%     2,183    3.46%
Money Market accounts        772    3.20%      809    3.19%     1,025    3.27%
Certificates of deposit    9,977    5.45%   10,260    5.61%     9,459    5.61%
Short-term borrowings      7,343    5.54%    3,980    5.45%     3,728    6.01%
Broker certificates           23    6.50%      255    6.52%       401    6.62%
                         -------    -----  -------    -----   -------    -----
Total interest-bearing
  liabilities             20,808    4.67%   17,965    4.62%    17,471    4.71%

Net interest income      $25,147           $22,214            $20,312
                         =======           =======            =======
Net interest rate spread            4.05%             4.05%              3.91%
                                    =====             =====              =====
Net interest margin                 4.77%             4.79%              4.63%
                                    =====             =====              =====


The following table shows the Company's daily average balance sheets for years ended December 31, 1997, 1996 and 1995.

Dollars in thousands
Years ended December 31,                  1997          1996          1995
                                          ----          ----          ----
Interest-earning assets:
 Securities - taxable                 $185,580      $154,102      $145,303
 Securities - nontaxable                 4,566         7,279        10,326
 Federal funds sold                        826         3,369         2,175
 Loans                                 336,030       298,596       280,566
                                      --------      --------      --------
Total earning assets                   527,002       463,346       438,370

Cash and due from banks                 13,869        13,250        12,790
Other assets                            22,850        20,076        19,651
Less allowance for loan losses          (4,874)       (4,290)       (3,978)
                                      --------      --------      --------
Total assets                          $558,847      $492,382      $466,833
                                      ========      ========      ========

Interest-bearing liabilities:
 NOW accounts                         $ 41,152      $ 39,745      $ 39,771
 Savings accounts                       64,269        63,536        63,071
 Money market accounts                  24,147        25,340        31,368
 Certificates of deposits              183,134       182,926       168,564
 Short-term borrowings                 132,298        73,069        62,044
 Broker certificates                       356         3,910         6,058
                                      --------      --------      --------
Total interest-bearing liabilities     445,356       388,526       370,876

Demand deposits                         48,190        41,569        40,335
Other liabilities                        5,112         3,116         5,114
Shareholders' equity                    60,189        59,171        50,508
                                      --------      --------      --------
Total liabilities and
 stockholders' equity                 $558,847      $492,382      $466,833
                                      ========      ========      ========





     The following tables present the changes in interest income and the changes in interest expense attributable to the change in interest rates and the change in volume for the periods indicated. Tax-exempt income has been calculated on a tax-equivalent basis, 34% being the tax rate used.

                                     1997 Over 1996
                                     --------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:
  Securities--taxable       2,000         756        2,756
  Securities--nontaxable     (176)         15         (161)
  Federal funds sold         (134)         (1)        (135)
  Loans                     3,728        (412)       3,316
                           -------     -------      -------
Total interest income       5,418         358        5,776

Interest-bearing liabilities:
  NOW accounts                 19         (15)           4
  Savings accounts             25           3           28
  Money market accounts       (38)          1          (37)
  Certificates of deposit      12        (295)        (283)
  Short-term borrowings     3,226         121        3,347
  Broker deposits            (232)         16         (216)
                           -------     -------      -------
Total interest expense      3,012        (169)       2,843

Net interest income         2,406         527        2,933
                           =======     =======      =======

                                     1996 Over 1995
                                     --------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------
Interest-earning assets:
  Securities--taxable         563         (67)         496
  Securities--nontaxable     (191)         16         (175)
  Federal funds sold           66         (10)          56
  Loans                     1,781         238        2,019
                           -------     -------      -------
Total interest income       2,219         177        2,396

Interest-bearing liabilities:
  NOW accounts                  0        (144)        (144)
  Savings accounts             16         (69)         (53)
  Money market accounts      (197)        (19)        (216)
  Certificates of deposit     806          (5)         801
  Short-term borrowings       662        (410)         252
  Broker deposits            (142)         (4)        (146)
                           -------     -------      -------
Total interest expense      1,145        (651)         494
                           -------     -------      -------
Net interest income         1,074         828        1,902
                           =======     =======      =======

     The following table set forth the Company's investment securities at book carrying amount as of December 31, 1997, 1996, and 1995.

Dollars in thousands                       1997        1996        1995
                                           ----        ----        ----
Securities available for sale:
  U.S. Treasury and agency             $  4,312    $ 12,616    $ 19,836
  Mortgage-backed securities                -0-         -0-         -0-
  State and political subdivisions          -0-          31           1
                                       --------    --------    --------
                                          4,312      12,647      19,837
                                       --------    --------    --------
Securities held to maturity:
  U.S. Treasury and agency               48,566      58,433      67,512
  Mortgage-backed securities            109,373      79,259      59,722
  State and political subdivisions        2,955       5,524       7,897
  Other securities                          -0-         -0-         -0-
                                       --------    --------    --------
                                        160,894     143,216     135,136
                                       --------    --------    --------
                                       $165,206    $155,863    $154,973
                                       ========    ========    ========

     To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: Investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank loans enables the Company to hold the largest portion of the portfolio to maturity. The following table summarizes the investment portfolio maturities and yields at December 31, 1997.

                             Available for sale        Held to maturity
                             ------------------        ----------------
                             Book      Yield to      Amortized   Yield to
                             Value     maturity         Cost     maturity
                             -------   --------      ---------   --------
Dollars in thousands
U.S. Treasury and Agency:
  Due in 1 year or less      $   304      6.57%       $ 12,382      5.18%
  Due in 1 to 5 years          2,008      5.93%         19,783      6.77%
  Due in 5 to 10 years           -0-      0.00%            -0-      0.00%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                               2,312      6.01%         32,165      6.16%
                             -------   --------       --------   --------
Structured notes:
  Due in 1 year or less        2,000      5.61%         16,101      3.45%
  Due in 1 to 5 years            -0-      0.00%            -0-      0.00%
  Due in 5 to 10 years           -0-      0.00%            300      4.42%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                               2,000      5.61%         16,401      3.47%
                             -------   --------       --------   --------
Mortgage-backed securities:
  Due in 1 year or less          -0-      0.00%          2,567      5.22%
  Due in 1 to 5 years            -0-      0.00%          6,102      6.75%
  Due in 5 to 10 years           -0-      0.00%          7,802      7.68%
  Due after 10 years             -0-      0.00%         92,902      7.68%
                             -------   --------       --------   --------
                                 -0-      0.00%        109,373      7.57%
                             -------   --------       --------   --------
State and political subdivisions:
  Due in 1 year or less          -0-      0.00%          1,606      6.50%
  Due in 1 to 5 years            -0-      0.00%            977      6.42%
  Due in 5 to 10 years           -0-      0.00%            272      6.78%
  Due after 10 years             -0-      0.00%            100      9.10%
                             -------   --------       --------   --------
                                 -0-      0.00%          2,955      6.59%
                             -------   --------       --------   --------
                             $ 4,312      5.83%       $160,894      6.85%
                             =======   ========       ========   ========

     Total loans increased by $51.9 million, or 16.7%, in 1997. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.



Dollars in thousands
As of December 31,           1997      1996      1995      1994      1993
                             ----      ----      ----      ----      ----

Commercial, other        $121,093  $ 99,694  $ 82,622  $ 77,126  $ 69,692
Commercial, real estate    69,558    55,104    56,397    53,766    42,264
Real estate construction    3,731     2,706     2,123     3,445     3,911
Residential real estate   121,363   116,520   107,412    96,456    80,534
Consumer                   47,404    37,222    36,548    34,683    32,508
                         --------  --------  --------  --------  --------
                         $363,149  $311,246  $285,102  $265,476  $228,909
                         ========  ========  ========  ========  ========


     Loan demand also affects the Company's liquidity position. However, of the loans maturing over one year, approximately 65% are variable rate loans. The following table presents the maturities of loans at December 31, 1997.


Dollars in thousands                            Through   More Than
                                     <1 Year    5 Years    5 Years        Total
                                     -------    -------   ---------       -----

Maturity Distribution:
 Fixed Rate:
  Commercial, other                $ 7,204    $13,455    $11,237       $31,896
  Commercial, real estate            1,758     12,057      4,240        18,055
  Real estate construction           3,731          0          0         3,731
  Residential real estate            3,841        418     34,980        39,239
  Consumer                           6,356     15,742      4,527        26,625

 Variable Rate:
  Commercial, other                 30,996     19,088     28,789        78,873
  Commercial, real estate            2,452      8,078     40,974        51,504
  Real estate construction               0          0          0             0
  Residential real estate                9        484     81,846        82,339
  Consumer                               0     20,562          0        20,562

 State and municipal                 6,919      1,573      1,833        10,325

                                   -------    -------    --------     --------
                                   $63,266    $91,457   $208,426      $363,149
                                   =======    =======   ========      ========


     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.

     The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

Dollars in thousands
As of December 31,           1997      1996      1995      1994      1993
                             ----      ----      ----      ----      ----
Nonperforming loans:
  Non-accrual loans        $1,215    $1,674    $2,631    $1,660    $1,553
  Accruing loans past due
    90 days or more         1,004       599       353     1,217       428
  Restructured loans (in
    compliance with
    modified terms)           -0-       -0-       -0-       -0-       -0-
                           ------    ------    ------    ------    ------
Total nonperforming loans   2,219     2,273     2,984     2,877     1,981

Other real estate owned     1,373     1,264     1,086     1,606     1,667
                           ------    ------    ------    ------    ------
Total Nonperforming assets $3,592    $3,537    $4,070    $4,483    $3,648
                           ======    ======    ======    ======    ======
Ratios:
Nonperforming loans to
  total loans               0.61%     0.73%     1.05%     1.08%     0.87%
Allowance for loan losses
  to nonperforming loans  254.17%   196.74%   136.73%   130.38%   204.44%
Nonperforming assets to
  total assets              0.63%     0.69%     0.85%     0.98%     0.88%
Allowance for loan losses
  to nonperforming assets 157.02%   126.43%   100.25%    83.67%   111.02%

     It is the Company's policy to discontinue accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance all accrued but unpaid interest is reversed.

     Interest foregone on non-accrual loans was approximately $147,000, $178,000, $207,000, $98,000 and $117,000 for 1997, 1996, 1995, 1994 and 1993,
respectively. Interest income recognized on non-accrual loans during 1997 was $64,000.

     Management believes that the level of the allowance for loan losses at December 31, 1997 of $5.6 million, or 1.55% of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. When determining the amount of provision for loan losses annually management relies on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, projected loan mix and loan volumes, historical net loan loss experience, and to assess the loan portfolio in the aggregate.

     The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

Dollars in thousands
As of December 31,           1997      1996      1995      1994      1993
                             ----      ----      ----      ----      ----
Balance beginning
  of period                $4,472    $4,080    $3,751    $4,050    $3,749
Provisions for loan losses  1,677       838       899       216       683
Charge-offs:
  Commercial                  628       222       413       392       235
  Residential real estate     135       191       248       188       155
  Consumer                    328       243       198       106       274
                           ------    ------    ------    ------    ------
Total Charge-offs           1,091       656       859       686       664

Recoveries:
  Commercial                  424        55       174        62       143
  Residential real estate      36        27         4         3        32
  Consumer                    122       128       111       106       107

                           ------    ------    ------    ------    ------
Total Recoveries              582       210       289       171       282

Net Charge-offs               509       446       570       515       382
                           ------    ------    ------    ------    ------
Balance end of period      $5,640    $4,472    $4,080    $3,751    $4,050
                           ======    ======    ======    ======    ======
Average loans
  outstanding            $336,029  $298,596  $282,094  $253,439  $219,840

Net charge-offs as a
 percentage of average
 loans                      0.15%     0.15%     0.20%     0.20%     0.17%

Provision for loan losses
 to average loans           0.50%     0.28%     0.32%     0.09%     0.31%

Ending allowance for loan
 losses to:
  Total loans at end
    of period               1.55%     1.44%     1.43%     1.41%     1.77%
  Net charge-offs during
    period               1108.06%  1002.69%   715.79%   728.35%  1060.21%
  Nonperforming loans at
    end of period         254.17%   196.74%   136.73%   130.38%   204.44%


     The following table summarizes the allocation of the allowance for loan losses among the Company's loan categories for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.




Dollars in thousands
As of December 31,     1997       1996        1995        1994        1993
                       ----       ----        ----        ----        ----
Balance at
 end of period
 applicable to:     Amount   %  Amount   %  Amount   %  Amount   %  Amount   %
                    ------   -  ------   -  ------   -  ------   -  ------   -
Commercial, other   $2,323  33% $1,711  32% $1,510  29% $1,500  29% $1,388  30%
Commercial,
  real estate        1,261  19%  1,100  18%    753  20%    658  20%    526  18%

Residential
  real estate          601  34%    551  38%    347  37%    451  37%    406  37%
Consumer               582  13%    492  11%    447  13%    443  13%    423  14%
Guaranteed loans        95   1%     69   1%     26   1%     16   1%     12   1%
Unfunded commitments   366   NA    252   NA    211   NA    221   NA    234   NA
Unallocated            412   NA    297   NA    786   NA    462   NA  1,061   NA
                    ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
Total               $5,640 100% $4,472 100% $4,080 100% $3,751 100% $4,050 100%
                    ====== ==== ====== ==== ====== ==== ====== ==== ====== ====


     The maturity of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Dollars in thousands
December 31,                          1997
                                      ----

Time remaining until maturity:
   Less than 3 months               $ 9,295
   3 months through 12 months        18,143
   Over 12 months                     4,656
                                    -------
                                    $32,094
                                    =======

     The dividend payout ratio was 33.34%, 27.59%, 18.67%, 12.78%, and 9.51% for
1997, 1996, 1995, 1994 and 1993 respectively. The average equity to average assets ratio was 10.86%, 11.32%, 10.92%, 10.24%, and 9.39% for 1997, 1996, 1995,
1994 and 1993 respectively.

     The borrowings utilized by the Company primarily have been advances from the FHLB of Boston. In addition, the Company utilizes fed funds, treasury, tax and loan deposits, and repurchase agreements, secured by the United States Government or Agency securities. The major portion of all borrowings matures or reprices within the next six months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 1997, 1996, and 1995.

Dollars in thousands
Total borrowings:
At or For the year ended
  December 31,                          1997           1996          1995
                                        ----           ----          ----
Average balance outstanding          $132,297        $73,069       $47,248
Maximum amount outstanding at
  any month-end during the year       163,884         93,760        43,125
Balance outstanding at end of year    132,478         93,760        43,125
Weighted average interest rate
  during the year                      5.53%          5.45%         6.18%
Weighted average interest rate
  at end of year                       5.49%          5.35%         5.79%


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

     The following table set forth the amount of interest-earning assets and interest-bearing liabilities outstanding, at December 31, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

Dollars in thousands                       Through   More Than
                                <1 Year    5 Years    5 Years        Total
                                -------    -------   ---------       -----
Interest-earning assets:
Loans
 Fixed                         $ 29,809    $43,245    $ 56,817    $129,871
 Variable                       233,278        -0-         -0-     233,278
Investment securities
 Available for sale               2,301      2,002         -0-       4,303
 Held to maturity                32,626     26,862     101,376     160,894
                               --------    -------    --------    --------
Total interest-earning assets   298,014     72,109     158,193     528,346
                               --------    -------    --------    --------
Interest-bearing liabilities:
Savings accounts                 15,000        -0-      51,723      66,723
NOW accounts                        -0-        -0-      42,796      42,796

Money market accounts            23,452        -0-         -0-      23,452
Certificate accounts            148,324     40,368         324     189,016
Borrowings                      132,197        278         -0-     132,475
                               --------    -------    --------    --------
Total interest-bearing
  liabilities                   318,973     40,646      94,843     454,462
                               --------    -------    --------    --------
Effect of interest rate swap      5,000
                               --------
Interest sensitivity gap
  per period                   $(25,959)   $31,463    $ 63,350
                               ========    =======    ========
Cumulative interest
  sensitivity gap              $(25,959)   $ 5,504    $ 68,854
                               ========    =======    ========
Cumulative interest
  sensitivity gap as a
  percentage of total assets        (5%)        1%         12%

Cumulative interest-earning
  assets as a percentage of
  interest-sensitive liabilities    93%       103%        116%

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Included in the Company's 1997 Annual Report to Shareholders on pages 12-13 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and report of independent accountant, included in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference. Page references are to pages of the Company's 1997 Annual Report to Shareholders.

                                                               PAGE

Report of Independent Public Accountant                          39
Consolidated Statements of Financial Condition
     December 31, 1997 and 1996                                  16
Consolidated Statements of Earnings for the years ended
     December 31, 1997, 1996 and 1995                            17
Consolidated Statements of Changes in the Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995        18
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                            19
Notes to Consolidated Financial Statements                     20-37



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     During the past two years the Company has not made changes in and has not had disagreements with its independent accountant.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1998.

Item 11. Executive Compensation

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1998.

Item 13.  Certain Relationships and Related Transactions

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1998.


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

          3.   Exhibits filed herewith:

   (3.i) The Articles of Incorporation of Camden National Corporation, as amended to date, Exhibit 3.i to the Company's Registration statement Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

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

   (10.3) Lease Agreement for the facility occupied by the Hampden Branch of United Bank, Parway Realty Development Corporation (Lessor) and United Bank (Lessee) filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

   (10.4) Camden National Corporation 1993 Stock Option Plan, filed with Form
          10-K, December 31, 1995, and is incorporated herein by reference.

   (10.5) UNITEDCORP Stock Option Plan, filed with Form 10-K, December 31,
          1995, and is incorporated herein by reference.

   (13)   Camden National Corporation's 1997 Annual Report to Shareholders.*

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

Keith C. Patten (signature)     3/30/98  Susan M. Westfall (signature)  3/30/98
---------------------------------------  -------------------------------------
Keith C. Patten                  Date    Susan M. Westfall                Date
President and Director                   Treasurer and
Chief Executive Officer                  Chief Financial Officer


David H. Montgomery (signature) 3/30/98  Rendle A. Jones (signature)   3/30/98
---------------------------------------  -------------------------------------
David H. Montgomery              Date    Rendle A. Jones                   Date
Chairman and Director


John S McCormick, Jr.(signature)3/30/98  Royce M. Cross (signature)    3/30/98
---------------------------------------  -------------------------------------
John S. McCormick, Jr., Director  Date   Royce M. Cross, Director          Date


Peter T. Allen (signature)      3/30/98  Richard N. Simoneau(signature)3/30/98
---------------------------------------  -------------------------------------
Peter T. Allen, Director         Date    Richard N. Simoneau, Director     Date


Ann W. Bresnahan (signature)    3/30/98  Arthur E. Strout (signature)   3/30/98
---------------------------------------  --------------------------------------
Ann W. Bresnahan, Director       Date    Arthur E. Strout, Director        Date


Robert J. Gagnon (signature)    3/30/98  Robert W. Daigle (signature)   3/30/98
---------------------------------------  --------------------------------------
Robert J. Gagnon, Director       Date    Robert W. Daigle, Director        Date


John W. Holmes (signature)      3/30/98
---------------------------------------
John W. Holmes, Director         Date

Exhibit #21 Subsidiaries of the Company

Camden National Bank

United Bank

Trust Company of Maine, Inc.

                          [COVER OF THE ANNUAL REPORT]




A History of Community Banking Since 1875








Photograph of Downtown Camden in the Fall. Camden National Bank in the center of the photograph.


























Corporate Logo   Camden National Corporation
                 1997 Annual Report














[First Page of the Annual Report]

When Camden National first opened its doors in 1875, Maine was a very different place.

Photograph.  Photograph taken around 1923 of the interior of the
             Main Office and an employee.

Caption under photo - Camden National is rich in history and tradition, as seen in this interior view of the Maine Office, circa 1923.



[Page 1 - Annual Report]

Although the world has experienced considerable change over the past 122 years, Camden National has stayed true to its original mission and remains a vital community resource.


Photograph.     Photograph taken in 1997 of the interior of the
                Main Office in Camden.

Caption under photo - Camden National's rich history of community service continues today, enhanced by the complete array of financial services offered at all locations including its corporate headquarters in Camden (shown here in 1997).



[Page 2 & 3 - President's Letter]

Dear Shareholders,

     Camden National Corporation's (the "Company") 1997 financial performance reflects many new records. Net income rose by 12.7% to $9.1 million, earnings per share increased by $.54 to $4.02, assets grew by 12.5% to $573.9 million and loans increased by 16.7% or $51.9 million. Deposits, which had experienced a modest decline in 1996, increased by $20.1 million to $373.4 million this past year, which was a new high. Both banks were major contributors to the profit improvement and asset growth.

     The Trust Company of Maine, Inc. (TCOM), a majority-owned subsidiary which was established April 1994, continued its growth, adding $53.8 million in assets under management and is approaching the $200 million mark. This subsidiary operated at a near break-even level while still adding value to your Company, as its services make it possible for our bank subsidiaries to offer a more complete financial package to their customers.

     I am pleased with our first year's results under our "Stakeholders" program, which is a performance-based employee incentive compensation program designed to maximize shareholder value and help ensure the long-term viability of the Company. Both bank presidents are committed to this program which balances profit with growth and quality with productivity. The "Stakeholders" program is creating an environment where all of the employees take a more personal interest in the performance of their respective banks and are thinking and working as owners.

     By the time you receive this report, Camden National Corporation's subsidiary, Camden National Bank, is expected to have completed its acquisition of the four KeyBank branches-Bucksport, Damariscotta, Vinalhaven and Waldoboro. The purchase of these branches is expected to add over $50 million in deposits and approximately $7 million in loans. This acquisition not only creates an excellent growth opportunity for Camden National, but also allows the bank to better serve its many customers already in these prospective markets.

     Your Company and its subsidiaries continue to search-out growth opportunities, but only where the directors and management feel confident that the growth will add strength and value to your stock. Growth just for the sake of growth is never a consideration.

     Your Company continues to undergo transition with changes in directors, management structure and markets served. Kenneth C. Dickey, Vice Chairman of both the Camden National Bank and Camden National Corporation Boards of Directors reached the mandatory retirement age at the end of 1997. Ken served the bank and the Company very well since 1970. His knowledge of the Company and its history was a real asset in planning for our future.

     It is with considerable sadness that we note E. Maynard "Sandy" Graffam's passing on May 29, 1997. Sandy was an active member of the Camden National Bank and Camden National Corporation Boards. This Annual Report is being dedicated to his memory.

     Both Ken and Sandy were able, contributing members on the boards they served, and they will be difficult to replace. We will find the best qualified individuals to fill these vacancies, with consideration given to candidates from the areas served by our newly acquired branches. This approach is in line with our philosophy that promotes board representation from within markets served by the Company.

     With the retirement of Robert E. Worthing, Vice President, Cashier and Investment Officer of the Camden National Bank and Vice President and Clerk of the holding company, your directors promoted Susan M. Westfall to assume those duties. In addition, Susan, as CFO, will retain responsibility for the accounting function, providing oversight and supervision.

     The Camden National Corporation was listed on the American Stock Exchange (AMEX-CAC) at $42.00 per share on October 7, 1997. The stock has appreciated significantly since its initial listing. It is our hope and expectation that you are pleased with the listing, as your stock now reflects a true market price. The AMEX listing has also improved the liquidity of your stock and has made it much easier for you to follow the value of your investment. As with any investment, past performance regarding Camden National Corporation's stock price is not an indication of future results.

     Prior to our listing on the AMEX, your Company had repurchased 76,440 shares of stock under its stock buy-back program with an initial goal of 117,400 shares. With the free market expediting sales and with the increase in the market price of the stock, this activity has ceased. Your directors continue to believe that a repurchase program benefits shareholders; therefore, other methods of stock repurchase are being explored and you will be advised accordingly.

     In closing, I am pleased to say that despite the many challenges inherent in our industry, your Company continues to operate as a high performing multi-bank holding company, exceeding the results achieved by its peer group. This success could not have happened without the cooperative spirit and guidance of the directors, management and staff of the Company and its subsidiaries. We all thank you, our shareholders, for your support and for the opportunity to provide for you an attractive return on your investment.

Sincerely,

Keith C. Patten (signature)

Keith C. Patten
President & Chief Executive Officer
Camden National Corporation


Photograph on page 2.   Photograph of Keith C. Patten, President
                         & CEO of CNC shaking hands with Robert W.
                         Daigle, President of CNB at the American
                         Stock Exchange.

Caption to right of photo - Keith Patten and Bob Daigle are all smiles as Camden National Corporation
                            made its debut on the American Stock
                            Exchange, October 7, 1997, under the
                            listing CAC.



Photograph on page 3.   Photograph of Keith C. Patten, President
                        & CEO of CNC smiling and working at a desk.



[Page 4 - Camden National Bank President's Letter]


Photograph.   Headshot of Robert W. Daigle, President of Camden
              National Bank with the CNB Main Office in the back-ground.

Comment to right of photo - Throughout the years, Camden National
                            Bank has helped individuals and
                            families realize their dreams.
Dear Shareholders,

     As I reflect on the events and developments of this past year, I see considerable familiarity interspersed with a good deal of originality-combined, they give us much to be pleased with and optimistic about.

     Earnings of $8,192,495 were up 8.9% compared to the previous year, with a return on assets of 1.69% and return on equity of 15.40%, both well above our Bank's national peer group average. Contributing significantly to this success were quality loan growth and a healthy increase in core deposits, each the result of a heightened business development effort.

     Training and professional development took on added emphasis in 1997 as we endeavored to build on the quality of our staff and their effectiveness in serving the customer. In addition to technical skills development, specialized training such as "needs-based selling" was incorporated into our curriculum.

      For convenience and benefit to our customers, a number of technology and product innovations materialized in 1997, highlighted by the installation of the E-Z Teller System at our branch offices and the debut of several new deposit initiatives, including Penny"s Piggy Bank Savings Club, designed to foster frugality among our next generation of customers.

     One of the more exciting events this past year was the announcement of our successful bid to acquire KeyBank branches in four new markets-Bucksport, Damariscotta, Vinalhaven and Waldoboro. Scheduled to close in March 1998, the acquisition represents a natural geographic expansion opportunity that will allow for the managed growth of our banking franchise.

     Finally, it is important to note that the success of our Company in 1997 would not have been possible without the support and commitment of our employees. Their endorsement of our new performance-based incentive program has sharpened each "stakeholder's" awareness of what epitomizes a high performing organization and fosters a spirit of teamwork that bodes well for our respective futures.

     On behalf of the Directors, management and staff of Camden
National Bank, thank you for your ongoing support and encouragement.

Sincerely,

Robert W. Daigle (signature)

Robert W. Daigle
President & Chief Executive Officer
Camden National Bank


Photograph to the right of President's letter.   Photo of
    Petrea Allen, Mortgage Loan Consultant and Dr. Christine
    Garrison looking at a home.

Caption under photo - Petrea Allen (right), Mortgage Loan
    Consultant helped Dr. Christine Garrison make her dream home in Rockport become a reality in 1997.


[Page 5 - United Bank President's Letter]
Comment on top of page.   United Bank carries on the tradition of
       of providing local expertise and decision making to area businesses.

Photograph at top right corner.   Headshot of Bruce D. Bartlett
        President & CEO of United Bank with United Bank in the background


Dear Shareholders:

     With much pride in the performance of United Bank's staff during the past year, I am pleased to report continuing progress toward our objective of becoming a high performance subsidiary of Camden National Corporation. The 1997 return on average assets of 1.31% and return on average equity of 16.49% each reflect significant improvement over prior years. With a net interest margin at the high end of our peer group, continuing reduction in operating costs has enabled significant improvement in the efficiency and competitive posture of United Bank, providing a solid foundation for an even greater contribution to the operating results of Camden National Corporation in the year ahead.

     The addition of Paul R. Flynn to our management team in April 1997 has provided needed management depth and has brought us new expertise in the branch administration and marketing areas. Paul has already made great strides through enhancement of marketing efficiency of our branch system. Also, Nathan R. Williams, an accomplished commercial lender, joined United Bank in May 1997 as Assistant Vice President and Commercial Loan Officer. Nate began immediately to develop new account relationships and has taken on the responsibility for the restructuring of our credit function as well.

     Early in 1997 we initiated the "Stakeholders" incentive compensation program. Under this new effort, all staff members are recognized as "Stakeholders" in the success of our Company. This formalizes what had always been the case, that employees have a vested interest in the success of their organization and should participate in the opportunities and rewards offered by the growth and earnings of the Company. This program has enhanced the effectiveness of communication among our staff regarding goal setting, meeting and even exceeding our growth and earnings objectives. The "Stakeholders" program has been tremendously successful during 1997, as evidenced by the progress of the Company, and it forms the basis for renewed confidence in our ability to achieve our objectives in 1998 and beyond.

Sincerely,

Bruce D. Bartlett (signature)

Bruce D. Bartlett
President & Chief Executive Officer
United Bank


Photograph to left of President's letter.  Photograph of Jim
     Kimball, Vice President & Senior Loan Officer and Charlie
     Wolverton, business owner.

Caption under photo - Jim Kimball (right), Vice President &
     Senior Loan Officer of United Bank, confers with Charlie
     Wolverton, owner of Quality Tire & Service Center, Inc.
     Brewer.



[Page 6 - Trust Company of Maine, Inc. Chairman's Letter]

Photograph top left of page.   Photo of Andrew P. Averill, Chairman
        & CEO, Trust Company of Maine sitting at desk smiling.

Comment at top of page - Trust Company of Maine augments our array of financial services with trust and investment opportunities

Dear Shareholders,

     The efforts of our staff to integrate the Trust Company into the overall operation of Camden National Corporation, combined with the support of the management and staff of its banking subsidiaries, produced positive results in 1997 and, more importantly, positions us to achieve quality future growth.

     The highlights of our year included: completion of the transfer of the Camden National Trust relationships to the Trust Company, the Trust Company's growth in assets under management to nearly $200 million, and our hosting, with Camden National Bank, a successful seminar featuring Jay A. Schlott, founder of our investment advisor Weston Asset Management, as the guest speaker. The seminar was very well received and plans are being made to make this an annual event.

      In addition Fiduciary Services, our employee benefit plan administration subsidiary, continued its investment in technology which resulted in more timely reporting to our clients. Employee benefit customer services will be further enhanced in 1998 with the installation of a Voice Response Unit that will provide 401(k) plan participants access to their individual accounts at any time.

     Lastly, I would like to point out that our accomplishments in 1997 would not have been possible without our staff, whose dedication, knowledge and experience made the year a success.

Sincerely,

Andrew P. Averill (signature)

Andrew P. Averill
Chairman & Chief Executive Officer
Trust Company of Maine, Inc.

Photograph at right of Chairman's letter.   Lynn Bowden, Vice
     President & Trust Officer, advises new client Betty Kaynor.

Caption under photo - Trust Company of Maine's Lynn Bowden, Vice
      President & Trust Officer, advises her new client, Elizabeth "Betty" Kaynor about her investment portfolio.

Photograph in bottom right corner.  Jana Hanscom with Fiduciary
     Services, Inc. consults with Duncan Brown the President of
     Cedar Works, Inc.

Caption under photo - To understand every aspect of her client's business, Jana Hanscom, Retirement Plan Administrator for
     Fiduciary Services, Inc. consults with Duncan Brown, President of Cedar Works, Inc.



[Page 7 - Photographs]

Today, Camden National's commitment to the community extends beyond the business day. Our employees are involved with local organizations...donating time and financial resources to make their communities a better place to live and work.

Photograph 1.  Photograph of 3 employees wrapping and sorting
               Christmas presents for the Community Spirit of Christmas project.

Caption under photo - Heidi Vanorse, Tim Pratt, and Jane Pierce
     (left to right) sort gifts that they and their follow employees contributed to Camden National Bank's annual Community Spirit of Christmas project, which benefitted
     65 local families.


Photograph 2.  Photograph of Brent Folster, Vice President &
               Branch Manager of United Bank's Bangor Office with
               Directors and children from the Ronald McDonald
               House in Bangor.

Caption under photo - Serving as Vice President of the Board of the Ronald McDonald House in Bangor, Brent Folster (right), Vice President & Branch Manager of United Bank's Bangor Office, joins Pat Beckwith (left), Executive Director of the House, and residents Chuck and Vicki Matthews, with children Brent and Shannon from Machias.


Photograph 3.  Photograph of 4 Trust Company of Maine employees volunteering at a shelter after a food drive.

Caption under photo - After conducting a successful food drive, Trust Company of Maine employees, (left to right) Jennifer
      Neale, Kathy Pelletier, Paul Pasquine, and Leander Macvane, volunteer at the Bangor Area Shelter.



[Pages 8 - 13 Management's Discussion]

   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

     In addition to the historical information contained herein, this Annual Report contains certain forward-looking statements. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company s business.

GENERAL

Overview of Company.

     Camden National Corporation (the Company ) is a multi-bank and financial services holding company headquartered in Camden, Maine. The Company s bank subsidiaries, both of which are wholly owned, are Camden National Bank, a national banking organization, based in Camden, Maine, and United Bank, a banking organization chartered under the laws of the State of Maine, based in Bangor, Maine. The Company also has one non-bank subsidiary, Trust Company of Maine, Inc., which provides trust and retirement management services throughout central and mid-coast Maine.

1995 Merger of UnitedCorp.

     On December 31, 1995, UnitedCorp, a one-bank holding company with two principal subsidiaries, United Bank and Trust Company of Maine, Inc., was merged into Camden National Corporation. The merger was accounted for under the pooling-of-interests method and, accordingly, the 1995 consolidated financial statements of the Company have been restated to reflect the acquisition as though it occurred at the beginning of the year.

Business.

     The Company s wholly-owned bank subsidiaries are independent commercial banks with branches serving both mid-coast and central Maine. The banks are full-service financial institutions that focus primarily on attracting deposits from the general public through their branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Camden National Corporation takes pride in supporting the communities it serves by having local community banks that not only offer their customers a wide variety of deposit accounts and services as well as competitive rates, but also make lending decisions locally. In addition, the Company also invests in mortgage-backed securities and securities issued by the United States Government and agencies thereof.
     The Company s majority-owned trust company subsidiary, Trust Company of Maine, Inc., offers a broad range of trust and trust investment services, in addition to retirement and pension plan management services. The financial services provided by Trust Company of Maine, Inc. complement the services provided by the Company s bank subsidiaries by offering customers investment management services.
     The Company s goal is to balance profit with growth and quality with productivity. Therefore, emphasis is placed on increasing loan and deposit market share in the communities its bank subsidiaries serve by offering quality financial products and services. In addition, the Company closely manages yields on earning assets and rates on interest-bearing liabilities and looks for ways to increase noninterest income and control growth of noninterest expenses. It is also part of the business strategy of the Company to supplement internal growth with acquisitions of other banks or banking offices in communities similar to the communities its bank subsidiaries currently serve. During 1997 the Company s subsidiary, Camden National Bank, entered into a definitive agreement with KeyBank to purchase four branches in mid-coast Maine. These branches are located in the communities of Bucksport, Damariscotta, Vinalhaven and Waldoboro. The Company considers the acquisition of these branches a logical move in expanding its current service area. The acquisition is expected to be completed during the first quarter of 1998.

REVIEW OF FINANCIAL STATEMENTS

     The discussion and analysis which follows focuses on the factors affecting the Company s financial condition at December 31, 1997 and 1996, and financial results of operations during 1997, 1996, and 1995. The Consolidated Financial Statements and related Notes beginning on page 16 of this report should be read in conjunction with this review.

FINANCIAL CONDITION

Overview.

     At December 31, 1997, the Company had consolidated assets of $573.9 million, an increase of $63.8 million or 12.5%, from December 31, 1996. The change in assets consisted primarily of a $51.9 million increase in loans, an increase of $15.9 million in investment securities and a decrease in cash and due from banks of $3.8 million. The asset growth was supported by a change in liabilities and shareholders equity consisting of a $20.1 million increase in deposits, a $38.7 million increase in total borrowings and a $4.7 million increase in total shareholders equity.

Investment Securities.

     With increased loan demand during 1996 and 1997, additions to the investment portfolio have been minimal. In addition, the Company did not want to aggressively purchase new securities during a time of relatively low interest rates. Most new investments purchases replaced investments that matured during 1997.
     Total investment securities increased by $15.9 million or 9.7% to $179 million at December 31, 1997. The major portion of the Company s investment portfolio is classified as held to maturity, meaning that the Company has both the intent and ability to hold the securities until maturity. The ability to use these securities as collateral for Federal Home Loan Bank loans enhances the Company s ability to hold the securities to maturity. The Company does, however, classify a small portion of the investment portfolio as available for sale. The largest increase during 1997 was in the held to maturity category, which increased by $17.7 million or 12.3%. In the first quarter of 1997, to better position the balance sheet for a potential downward interest rate shift, the Company purchased longer-term investments funded by shorter-term borrowings primarily through the Federal Home Loan Bank of Boston (FHLB). Additional FHLB stock was purchased to support the Company s increased borrowing activity. This increase is reflected in the other securities category, which increased by $4.6 million. The available for sale portion of the securities decreased by $8.3 million due to maturities. During 1996 the majority of purchases in the investment portfolio were classified as held to maturity. This resulted in an increase in the securities held to maturity of $8.0 million or 6.0% during 1996. The available for sale portion of the portfolio decreased by $7.2 million or 36.2% in the same year due to maturities. Other securities increased by $1.1 million in 1996 due to the purchase of FHLB stock.

Loans.

    During 1997, the loan portfolio experienced growth in every category. Loans and loans held for sale in the portfolio totalled $363.1 million at December 31, 1997, a 16.7% increase from total loans of $311.2 million at December 31, 1996. This growth results in a continuation of the loan growth experienced by the Company for the past several years.
     Residential real estate mortgage loans increased by $1.9 million or 2.0% in 1997. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed-rate mortgages. The Company also originates fixed rate residential loans for sale to investors in the secondary market. All of the mortgage loans in the Company s loan portfolio are secured by properties located in Maine.
     Commercial loans increased by $30.5 million or 20.3% during 1997. Commercial business loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Thecommercial category also includes commercial real estate loans secured by income producing commercial real estate, service industry real estate, and retail trade real estate. In addition, the Company makes loans for the acquisition, development and construction of commercial real estate. The Company focuses on lending to sound small and medium sized business customers within its geographic marketplace.
     Consumer loans increased by $9.1 million or 24.5% in 1997. Consumer loans are provided for a wide variety of purposes to meet our customers needs. Consumer loans are originated directly by the Company and include credit card, overdraft protection, automobile, boat, recreation vehicles, mobile homes, home equity, and secured and unsecured personal loans.
     Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $3.6 million or
 .63% of total loans at December 31, 1997, compared to $2.2 million or .73% of total loans at December 31, 1996. It is the Company s policy to discontinue accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all accrued but unpaid interest is reversed.
     Delinquent real estate loans are not reclassified as Other Real Estate Owned (OREO) until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs, or the recorded amount of the loan. The balance of OREO was $1.4 million and $1.3 million, as of December 31, 1997 and 1996, respectively. As a percentage of total loans OREO represented .39% and .42% as of December 31, 1997 and 1996, respectively. Losses arising from the acquisition of such properties are charged against the Allowance for Loan Losses (ALLL). Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as other noninterest income when realized.

Allowance for Loan Losses / Provision for Loan Losses.

     In determining the adequacy of the ALLL, management relies primarily on its review of the loan portfolio both to ascertain whether there are probable losses to be charged off, and to assess the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALLL as conditions dictate.
     SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was adopted January 1, 1995. This statement applies to all troubled debt restructurings involving a modification of terms. The adoption of this standard had an immaterial impact on the Company s net income and retained earnings during 1997 and 1996.
     During 1997 the Company provided $1.7 million for possible loan losses, compared to $838,000 and $899,000 in 1996 and 1995, respectively. During 1997, the increase in the provision was due to the increase in loan volume and was not due to a deterioration of loan quality. Determining an appropriate level of ALLL involves a high degree of judgment. Management believes that the allowance at December 31, 1997 of $5.6 million or 1.55% of total loans outstanding was appropriate given the current economic conditions in the Company s service area and the overall condition of the loan portfolio. The ALLL as a percentage of total loans outstanding was 1.44% and 1.43%, in 1996 and 1995, respectively.

LIQUIDITY

     The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. The liquidity needs of the Company s bank subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Due to the potential for unexpected fluctuations in both these areas deposits and loans active management of the Company s liquidity is critical. The Company seeks to maintain various sources of funding and prudent levels of liquid assets in order to satisfy its varied liquidity demands. In order to respond to the various circumstances, the Company has both on- and off-balance sheet funding in place.
     Each of the Company s banking subsidiaries monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. As of December 31, 1997 and 1996, the Company s level of liquidity exceeded its target level. Management believes that the Company s banking subsidiaries currently have adequate liquidity available to respond to both expected and unexpected liquidity demands. Sources of funds utilized by the Company s banking subsidiaries consist of deposits, borrowings from the FHLB of Boston and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sale of mortgage loans. Deposits still represent the Company s primary source of funds. In 1997 total deposits increased by $20.1 million or 5.7% over 1996. This increase in deposits was the result of aggressive marketing of the Company s deposit products. For the same period, transaction accounts (DDA and NOW) increased by $4.8 million or 5.3%, savings accounts increased by $3.1 million or 4.9%, and certificates of deposit increased by $12.9 million or 7.3%. In 1996 total deposits decreased by $16.6 million or 4.5% from 1995. This decrease was primarily in the certificates of deposit accounts, which included broker certificates that decreased by $7.8 million or 85.9%. During 1995, management decided to add approximately $10 million in broker certificates to the deposit base, due to a slowing of deposit growth. Broker certificates totaled $9.1 million at December 31, 1995. However, during 1996 the Company replaced maturing broker certificates with other sources of funding that were more reasonably priced. Other certificates of deposit categories also decreased by $7.1 million or 3.9% during 1996. The Company s remaining deposit categories remained relatively level during 1996.
     Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the FHLB. Total borrowings were $132.4 million at December 31, 1997, compared to $93.8 million at December 31, 1996, an increase of $38.6 million or 41.1%. The increase was necessary to meet funding needs not met by deposits because loans increased by more than deposits did during 1997. The majority of the increase was in borrowings from the Federal Home Loan Bank of Boston. FHLB advances remain the largest nondeposit-related interest-bearing funding source for the Company in 1997. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as an alternative funding source that should be utilized.

CAPITAL RESOURCES

     Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital. The
Company s, and its bank subsidiaries , ratios at December 31, 1997 and December 31, 1996 exceeded regulatory guidelines. For actual ratios see Note 19 to the Consolidated Financial Statements. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The
Company s leverage ratios at December 31, 1997 and 1996 were 10.9% and 11.3%, respectively.
     As part of the Company s goal to operate a safe, sound, and profitable financial organization, the Company strives to maintain a strong capital base. The Company s shareholders equity totaled
$62.6 million and $57.8 million or 10.9% and 11.3% of total assets at December 31, 1997 and 1996, respectively. The $4.7 million or
8.2% increase in shareholders equity was primarily attributable to net income of $9.1 million, less net share repurchases of $1.3 million and $3.1 million in cash dividends.
     The principal cash requirement of the Company is dividends on common stock when declared. Dividends paid on the Company s common stock in 1997 represented a 36.2% increase over 1996. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. The Company, as the sole shareholder of Camden National Bank and United Bank, is entitled to the dividend when and as declared by each Bank s Board of Directors, out of funds legally available; therefore, the Company s ability to pay dividends is subject to the powers of the State of Maine and Federal regulators. Camden National Bank declared dividends in the aggregate amount of $4,356,000 and $3,951,000 in 1997 and 1996, respectively. United Bank declared no dividends in 1996 and 1997. As of December 31, 1997, and subject to the limitations and restrictions under applicable law, Camden National Bank and United Bank had funds available for dividends to the Company sufficient to meet its cash requirements, although there is no assurance that dividends will be paid at any time in any amount.

RESULTS OF OPERATIONS

Overview.

     The Company reported net income of $9.1 million in 1997, $8.1 million in 1996 and $7.4 million in 1995. Basic earnings per share were $4.02 in 1997, $3.48 in 1996 and $3.16 in 1995. Return on
average assets was 1.65% in 1997 compared with 1.65% in 1996, and 1.59% in 1995. Return on average equity was 15.20% in 1997 compared to 14.56% and 14.53% in 1996 and 1995, respectively. The Company experienced an increase in earnings for 1997 of $1.0 million or 12.7%. The improved results were attributable to increases in net interest income.
     The operating results of the Company depend greatly on its net interest income, which is the difference between interest and dividend income on loans and securities, and interest expense on deposits and borrowings. The Company s results of operations also are affected by the provision for loan losses, resulting from the Company s assessment of the adequacy of the allowance for loans losses, and other noninterest income and expenses. Each of these principal components of the Company s operating results is discussed below.

Net Interest Income.

     The Company s primary source of operating income is net interest income. Net interest income, on a fully-taxable equivalent basis was $25.1 million, $22.2 million, and $20.3 million in 1997, 1996 and 1995, respectively. Changes in net interest income are the results of interest rate movements, changes in the amounts and the mix of earning assets and interest-bearing liabilities, and changes in the level of non-earning assets and non-interest-bearing liabilities.
     Net interest income increased by $2.9 million or 13.2%, on a fully-taxable equivalent basis in 1997 compared to 1996. This increase was due to the increase in loan and investment volumes combined with a slight decrease in loan yields. During 1996 net interest income increased by $1.9 million or 9.4% on a fully-taxable equivalent basis compared to 1995. This increase was primarily due to the increase in loan volume. During 1995 net interest income decreased by $343,000 or 1.7%, on a fully-taxable equivalent basis compared to 1994. This decrease in net interest income was attributable to the fact that the Company s cost of funds (interest on deposits and borrowings), increased faster than the yield on earning assets (loans and securities), because of the Company s decision to pay higher interest rates on deposits during 1995 to meet funding needs. Net interest income, expressed as a percentage of average earning assets, was 4.77% in 1997, 4.79% in 1996, and 4.63% in 1995.
     The average amount of loans outstanding increased by $37.4 million or 12.5% in 1997 over 1996 and by $18.0 million or 6.4% in 1996 over 1995 which has contributed to the increase in interest income. Interest income on loans increased by $3.4 million in 1997 compared to 1996 and by $2.0 million in 1996 compared to 1995. The weighted average yield on loans increased from 9.88% in 1995 to 9.96% in 1996 and then decreased to 9.84% in 1997.
     The average amount of non-accrual loans can also affect the average yield earned on all outstanding loans. The average amount of non-accrual loans for 1997, 1996 and 1995 were minimal, and therefore, had an insignificant effect on average loan yield.
     Interest and dividends on investment securities increased by $2.5 million, on a fully-taxable equivalent basis, in 1997 compared with 1996. This was the result of increases in both volume of securities and rates earned. In 1996, interest and dividends on investment securities increased by $377,000, on a fully-taxable equivalent basis, compared with 1995. The primary reason for the increase was the increased volume. The average balance of investments outstanding increased from $157.8 million in 1995 to $164.7 million in 1996 and then to $191.0 million in 1997. The weighted average yield on investment securities, however, decreased from 6.38% in 1995 to 6.34% in 1996 and then increased to 6.67% in 1997. During 1997 the Company recovered $107,312 of principal and interest on several municipal investments that had previously defaulted and for which a permanent decline had been recognized. The Company also recovered $54,000 and $417,000 of principal and interest on those same investments for 1996 and 1995, respectively.
     Interest expense on deposits and borrowings increased by $2.8 million or 15.8% in 1997 compared with 1996. This increase was primarily attributable to the increased volume of borrowed funds. Interest expense on deposits and borrowings increased by $494,000 or 2.8% in 1996 compared with 1995. The increase was due to increases in both borrowings and certificates of deposit, and to the increased interest rates paid on these borrowings and certificates of deposit. During 1995 interest rates in general experienced increases that contributed to the increase of $4.7 million or 37.2% in interest expense over 1994. Again, deposit growth was in higher yielding certificates of deposit. This type of growth results in a narrowing of the net interest margin that must be offset by increased yields on earning assets or by a reduction of overhead expenses. The weighted average rate on interest bearing deposits and borrowings decreased from 4.71% in 1995 to 4.62% in 1996 and then increased to 4.67% in 1997.
     The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net result was an offset to gains in net interest income of $11,000 in 1997, an increase of $111,000 in 1996, and an offset to gains in net interest income of $2,000 in 1995. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Notional principal amounts are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. During 1997, 1996 and 1995, the Company was a party in several agreements to assume variable market-indexed interest payments in exchange for fixed-rate interest payments (interest-rate swaps). The notional principal amount of interest-rate swaps outstanding was $5 million at December 31, 1997 and $20 million at December 31, 1996 and 1995. During 1997 two swap agreements with notional principal amounts totaling $15 million matured resulting in only one swap with a notional principal of $5 million remaining. The variable rate being paid by the Company on the remaining swap was higher than the rate being paid to the Company, therefore, resulting in a decrease of income. The variable rates being paid by the Company on the swaps decreased during 1996 resulting in an increase in the spread between what the Company was paying (variable rate) and receiving (fixed rate) on these agreements. During 1995 an increase in the variable rates being paid by the Company on the swaps resulted in a narrowing of spread between what the Company was paying and receiving.

Noninterest Income.

     Noninterest income was $3.7 million, $3.4 million and $3.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. There was an increase of $339,000 or 9.9% in total noninterest income during 1997. Service charges on deposit accounts increased $36,000 or 4.2% over 1996. Other service charges and fees increased by $222,000 or 15.9% over the same period. The largest contributing factor to this increase was the fee income generated by merchant bankcard assessments. Other income also increased over 1996 by $81,000 or 7.0%. The major contributing factor for this increase was trust fees.
     Total noninterest income decreased by $133,000 in 1996 compared to 1995. Service charges on deposit accounts declined by $43,000 or 4.7% in 1996 compared to 1995. However, other service charges and fees increased $104,000 or 8.1% in 1996 compared to 1995. The largest contributing factor was credit card assessment fees that increased by $76,000 over 1995. Other income decreased by $194,000. The major contributing factor to this decline was an unusually large investment recovery of $417,000 in 1995 compared to only $54,000 in 1996. However, within the other income category during 1996, trust fees increased $146,000.

Noninterest Expenses.

     Noninterest expense was $13.3 million, $12.3 million and $11.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. There was an increase of $956,000 or 7.7% in total noninterest expense during 1997. The largest increase was in salaries and employee benefits which increased $689,000 or 10.9% from $6.3 million in 1996. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. In addition, a new performance compensation program was introduced to all employees during 1997 which resulted in additional compensation paid over 1996. Salary and employee benefits expense increased by $796,000 or 14.4% in 1996 over 1995. This reflects added staff and normal increases in salary and benefit costs.
During 1996 a number of positions were added due to the merger with UnitedCorp. In addition, United Bank employees were added to the defined benefit pension plan.
     In 1997 and 1996 other operating expenses remained relatively level, with no unusual increases or decreases in any category. During 1995 other operating expenses increased $755,000 or 16.3%. These increased costs were related in part to higher consulting fees, depreciation of equipment, and expenses on or writedowns of OREO properties.

Impact of Inflation and Changing Prices.

     The Consolidated Financial Statements and related Notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Year 2000 Risk Assessment and Action Plan

     It is anticipated that many computer applications will not operate as intended past the year 1999 without modifications. This potential problem results from the practice of storing data in two-digit format (97) instead of four-digit format (1997). On January 1, 2000, it is possible that some systems with time sensitive software programs will recognize the year as 00 and may incorrectly interpret the year as 1900 .
     The Company has adopted a plan of action to minimize the risk of the year 2000 event. The plan includes the formation of a Technology Steering Committee to assess, monitor and review vendor compliance and certification and to clearly identify all systems and equipment utilized in the day-to-day operations of the Company. Management believes that the Company is adequately addressing the year 2000 issue and that preparation, coordination and testing is being conducted throughout the organization, thereby minimizing any associated risks to its customers. Management currently believes that the costs related to addressing all year 2000 issues will not have a material impact on future results of operation.

Market Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company s asset/liability management process which is governed by policies established by the bank subsidiaries Boards of Directors that are reviewed and approved annually. Each Bank s Board of Directors delegates responsibility for carrying out the asset/liability management policies to the banks Asset/Liability Committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.
     Interest Rate Risk. Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.
     The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest earning assets and liabilities reflected on the Company s balance sheet as well as for off-balance sheet derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company s NII sensitivity analysis as measured periodically over the past year.


                                       Estimated
Rate Change                         Changes in NII
----------------------------------------------------------
                               High      Low    Average
----------------------------------------------------------
   +200bp                       1.16%   .37%      .43%
   -200bp                       2.97%  (.12%)     .51%

     The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. The assumptions differed in each of the four periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
     When appropriate ALCO may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. Board of Directors approved hedging policy statements govern use of these instruments by our bank subsidiaries.
As of December 31, 1997 the Company had a notional principal of $5 million in swaps and $20 million in floor contracts outstanding. The estimated effects of these derivative financial instruments on the Company s earnings are included in the sensitivity analysis presented above.
     ALCO monitors the effectiveness of its derivative hedges relative to its expectation that a high correlation be maintained between the hedging instrument and the related hedged assets/liabilities. All outstanding positions are estimated to remain highly effective.
     Interest rate floors, caps and swaps are accounted for using the accrual method with an income statement adjustment to interest income or interest expense depending on whether the hedged items are assets or liabilities. The unamortized premiums associated with purchased options contracts (i.e. caps and floors) are presented on the balance sheet along with other prepaid assets. Interest receivable under the cap and floor contracts and interest receivable and payable amounts associated with swap contracts are reflected on the balance sheet along with other interest receivable and payable amounts. Unrealized gains or losses associated with these positions are not recognized in the financial statements.
     While it is not the Company s practice to unwind derivative hedges prior to their maturity, any recognized gains/losses would be deferred on the balance sheet and amortized to interest income or expense, as required, over the remaining period of the original hedge. To the extent that a hedge were to be deemed ineffective due to a lack of correlation with the hedged items or if the hedged items were to be settled/terminated prior to maturity of the hedging instrument, then unrecognized gains/losses associated with the hedging instrument would be recognized in the income statement with subsequent accruals and gains/losses also included in the income statement in the period they occur.

Recent Accounting Pronouncements.

     SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and are effective for years beginning January 1, 1997. The adoption of these standards did not have a material effect on the financial statements.
     The Financial Accounting Standards Board issued the following statements of accounting standards (SFAS) during 1997:
          SFAS No. 128     Earnings Per Share
          SFAS No. 129     Disclosure of Information about Capital
                           Structure
          SFAS No. 130     Reporting Comprehensive Income
          SFAS No. 131     Disclosures about Segments of an
                           Enterprise and Related Information

     These four statements do not change the measurement or recognition methods used in the financial statements but rather deal with disclosure and presentation requirements.
     The financial statements for 1997 and all prior periods include the additional disclosure requirements relating to diluted earnings per share which are required under SFAS 128. Financial statement disclosures also comply with SFAS 129, which summarized but does not change the Company s requirements to disclose information about capital structure.
     SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. Management has not determined the impact of these two pronouncements on the financial statements.

Common Stock Information

     The Common Stock of Camden National Corporation (ticker symbol CAC ) began trading on the American Stock Exchange (AMEX) October 7, 1997. Prior to that date, the stock was not traded on any exchange as the Company had maintained an informal market in its stock. The Company elected to repurchase stock for its treasury during 1996 and again 1997 until the October listing on AMEX. Shortly after the listing of the Company s stock on AMEX the price of per share increased to a high of $60.75 per share. Since that date stock has traded in the range of $55.00 to $60.00 per share. In 1995 and 1996, the Company stock traded in the range of $35.00 to $40.00 per share.
     The Company has paid quarterly dividends since its inception in 1985. The following table summarizes dividends declared for 1996 and 1997:
                                1996           1997      Increase
First Quarter                $  422,025   $  734,602     $312,577
Second Quarter                  585,235      750,462      165,227
Third Quarter                   608,640      771,835      163,195
Fourth Quarter                  623,000      793,436      170,436
                              ---------   ----------     --------
Total                        $2,238,900   $3,050,335     $811,435
                             ==========   ==========     ========

     As of December 31, 1997, there were 2,270,210 shares of Camden National Corporation Stock outstanding, held of record by approximately 825 shareholders.

















               Camden National Corporation and Subsidiaries

                     Summary of Financial Performance

[This page contains six bar graphs showing 5 years of the information detailed below:]


        Net income                                 Assets
       (in millions)                            (in millions)

'97 XXXXXXXXXXXXXXXXXXXXX 9.148           '97 XXXXXXXXXXXXXXXXXXX 573.9
'96 XXXXXXXXXXXXXXXXX 8.115               '96 XXXXXXXXXXXXXXXXX 510.1
'95 XXXXXXXXXXXXXXX 7.403                 '95 XXXXXXXXXXXXXXX 480.6
'94 XXXXXXXXXXXXXXXXXX 8.258              '94 XXXXXXXXXXXX  455.6
'93 XXXXXXXXXXXXXX 7.135                  '93 XXXXXXXXXX 414.0



         Deposits                                  Loans
       (in millions)                            (in millions)

'97 XXXXXXXXXXXXXXXXXX 373.4              '97 XXXXXXXXXXXXXXXXXXX 363.1
'96 XXXXXXXXXXXXXXXX 353.2                '96 XXXXXXXXXXXXXXXX 311.2
'95 XXXXXXXXXXXXXXXXX 370.0               '95 XXXXXXXXXXXXXX  283.0
'94 XXXXXXXXXXXXX 340.2                   '94 XXXXXXXXXXXX 263.6
'93 XXXXXXXXXXXXXX 343.6                  '93 XXXXXXXXX 228.9



    Earnings per share                        Book Value per share
       (in dollars)                               (in dollars)

'97 XXXXXXXXXXXXXXXXXXXX 4.02             '97 XXXXXXXXXXXXXXXXXXXXX 27.56
'96 XXXXXXXXXXXXXXXXX 3.48                '96 XXXXXXXXXXXXXXXXXXX 25.16
'95 XXXXXXXXXXXXXXX 3.16                  '95 XXXXXXXXXXXXXXXXX 22.88
'94 XXXXXXXXXXXXXXXXXX 3.52               '94 XXXXXXXXXXXXXX 20.57
'93 XXXXXXXXXXXXX 3.05                    '93 XXXXXXXXXXX 17.41





















            Camden National Corporation and Subsidiaries
                Selected Five-Year Financial Data

(In Thousands, except per share data)         December 31,
--------------------------------------------------------------------------
Financial Condition Data      1997     1996     1995     1994      1993
--------------------------------------------------------------------------
Assets                    $573,892  $510,078  $480,685  $455,615  $414,044
Loans                      363,149   311,246   285,102   265,476   228,909
Allowance for Loan Losses    5,640     4,472     4,080     3,751     4,050
Investments                179,290   163,379   161,332   158,434   160,253
Deposits                   373,409   353,240   369,880   340,244   343,643
Borrowings                 132,478    93,760    51,980    62,444    26,396
Shareholders' Equity        62,556    57,822    53,680    48,258    40,724

                                              December 31,
--------------------------------------------------------------------------
Operations  Data             1997      1996      1995      1994      1993
--------------------------------------------------------------------------
Interest Income           $ 46,051  $ 41,015  $ 38,661  $ 33,958  $ 31,529
Interest Expense            21,229    19,105    18,853    13,766    13,185
                          --------  --------  --------  --------  --------
Net Interest Income         24,822    21,910    19,808    20,192    18,344
Provision for Loan Losses    1,677       838       899       216       683
Net Interest Income after --------  --------  --------  --------  --------
 Provision for Loan Losses  23,145    21,072    18,909    19,976    17,661
Non-interest Income          3,750     3,411     3,544     3,057     2,499
Non-interest Expense        13,294    12,338    11,707    10,581     9,596
Income before Provision   --------  --------  --------  --------  --------
for Income Tax              13,601    12,145    10,746    12,452    10,564
Income Tax Expense           4,453     4,030     3,343     3,964     3,429
Accounting Change for
 Postretirement Benefits         -         -         -       230         -
                          --------  --------  --------  --------  --------
Net Income                $  9,148  $  8,115  $  7,403  $  8,258  $  7,135
                          ========  ========  ========  ========  ========

                                     At or For the Year Ended December 31,
---------------------------------------------------------------------------
Other  Data                    1997      1996     1995       1994     1993
---------------------------------------------------------------------------
Return on Average Assets       1.65%     1.65%     1.59%    1.90%     1.79%
Return on Average Equity      15.20%    14.56%    14.53%   18.56%    19.02%
Net Income Per Share         $ 4.02    $ 3.48    $ 3.16   $ 3.52    $ 3.05
Dividends Per Share          $ 1.34    $  .96    $  .59   $  .45    $  .29
Book Value Per Share         $27.56    $25.16    $22.88   $20.57    $17.41
Allowance for Loan Losses
     to Total Loans            1.55%     1.44%     1.43%    1.42%     1.77%
Non-Performing Loans to
     Total Loans                .63%      .73%     1.05%    1.08%     0.87%









                Camden National Corporation and Subsidiaries
                    Consolidated Statements of Condition

---------------------------------------------------------------------------
(In Thousands, except number of                             December 31,
  shares and per share data)                              1997        1996
---------------------------------------------------------------------------
Assets
Cash and due from banks                                  $ 13,451  $ 17,233
Federal funds sold                                          1,100     2,075
  Securities available for sale, at market                  4,312    12,647
  Securities held to maturity (market value $164,286 and
  $143,220 at December 31,1997, and 1996, respectively    160,894   143,216
Other securities                                           14,084     7,516
Residential mortgages held for sale                         7,094     2,544
Loans, less allowance for loan losses of $5,640 and
  $4,472 at December 31, 1997, and 1996, respectively     350,415   304,230
Bank premises and equipment                                 8,786     8,944
Other real estate owned                                     1,373     1,264
Interest receivable                                         3,924     3,920
Other assets                                                8,459     6,489
                                                         --------  --------
     Total assets                                        $573,892  $510,078
Liabilities                                              ========  ========
Deposits:
  Demand                                                 $ 51,422  $ 47,749
  NOW                                                      42,796    41,715
  Money market                                             23,452    24,076
  Savings                                                  66,723    63,597
  Certificates of deposit                                 189,016   176,103
                                                         --------  --------
     Total deposits                                       373,409   353,240
Borrowings from Federal Home Loan Bank                     98,514    67,051
Other borrowed funds                                       33,964    26,709
Accrued interest and other liabilities                      5,364     5,211
Minority interest in subsidiary                                85        45
                                                         --------  --------
     Total liabilities                                    511,336   452,256
Commitments (Note 13 & 17)                               --------  --------
Stockholders' Equity
Common stock, no par value; authorized
  5,000,000 shares, issued 2,376,080 shares                 2,436     2,436
Surplus                                                     1,410     1,226
Retained earnings                                          62,925    56,827
Net unrealized appreciation on securities
  available for sale, net of income tax                         5        32
                                                         --------  --------
                                                           66,776    60,521
Less cost of 105,870 and 77,448 shares of
treasury stock on December 31, 1997 and 1996                4,220     2,699

                                                         --------  --------
   Total stockholders' equity                              62,556    57,822
                                                         --------  --------
    Total liabilities and stockholders' equity           $573,892  $510,078
                                                         ========  ========

The accompanying notes are an integral part of these consolidated financial statements.
                 Camden National Corporation and Subsidiaries
                      Consolidated Statements of Income

-----------------------------------------------------------------------------
(In Thousands, except number                         Year Ended December 31,
 of shares and per share data)                      1997      1996      1995
-----------------------------------------------------------------------------
Interest Income
Interest and fees on loans                        $32,845   $29,483   $27,439
Interest on US Government and agency obligations   11,710     9,321     8,810
Interest on state and political subdivisions          245       338       478
Interest on interest rate swap agreements             410     1,251     1,380
Interest on federal funds sold and other investments  841       622       554
                                                  -------   -------   -------
   Total interest income                           46,051    41,015    38,661
                                                  -------   -------   -------
Interest Expense
Interest on deposits                               13,484    13,982    13,743
Interest on other borrowings                        7,324     3,983     3,728
Interest on interest rate swap agreements             421     1,140     1,382
                                                  -------   -------   -------
   Total interest expense                          21,229    19,105    18,853
                                                  -------   -------   -------
   Net interest income                             24,822    21,910    19,808

Provision for Loan Losses                           1,677       838       899
   Net interest income after provision            -------   -------   -------
    for loan losses                                23,145    21,072    18,909
                                                  -------   -------   -------
Other Income
Service charges on deposit accounts                   901       865       908
Other service charges and fees                      1,614     1,392     1,288
Merchant assessments                                1,113       871       795
Other income                                          122       283       553
                                                  -------   -------   -------
   Total other income                               3,750     3,411     3,544
                                                  -------   -------   -------
                                                   26,895    24,483    22,453
Operating Expenses                                -------   -------   -------
Salaries and employee benefits                      6,992     6,303     5,507
Net occupancy                                         856       736       815
Furniture, equipment and data processing            1,294     1,254     1,215
Other                                               4,152     4,045     4,170
                                                   -------   ------   -------
   Total operating expenses                        13,294    12,338    11,707
   Income before income taxes and cumulative      -------   -------   -------
      effect of accounting change                  13,601    12,145    10,746
Income Taxes                                        4,453     4,030     3,343
                                                  -------   -------   -------
Net Income                                         $9,148   $ 8,115   $ 7,403
                                                  =======   =======   =======
Per Share Data
Basic earnings per share                           $ 4.02    $ 3.48    $ 3.16
Diluted earnings per share                           3.93      3.43      3.10
Weighted average number of shares outstanding   2,273,584 2,329,989 2,345,774


The accompanying notes are an integral part of these consolidated financial statements.

            Camden National Corporation and Subsidiaries
       Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1997, 1996 and 1995
-----------------------------------------------------------------------------
(In Thousands, except number of shares and per share data)
-----------------------------------------------------------------------------
                                              Net Unrealized
                                              Appreciation on          Total
                                                 Securities            Stock-
                          Common        Retained Available  Treasury  holders'
                          Stock Surplus Earnings  For Sale    Stock    Equity
Balance at
January 1, 1995           $2,436 $1,208  $44,922     $137    $ (445)   $48,258
Net income for 1995           -       -    7,403       -          -      7,403
Change in unrealized gains (losses)
 on securities available for sale,
 net of tax benefit of $16    -       -        -      (33)        -        (33)
Purchase of treasury
 stock (25,200 shares)        -       -        -        -      (937)      (937)
Sale of treasury
 stock (20,629 shares)        -      25        -        -       338        363
Retirement of treasury
 stock (322 shares)           -      (7)       -        -         7          -
Cash dividends ($.59/share)   -       -   (1,374)       -         -     (1,374)
                          ------ ------  -------    -----    ------    -------
 Balance at
 December 31, 1995        $2,436 $1,226  $50,951    $ 104   $(1,037)   $53,680

Net income for 1996           -       -    8,115        -         -      8,115
Change in unrealized gains (losses)
 on securities available for sale,
 net of tax benefit of $37    -       -        -      (72)        -        (72)
Purchase of treasury
 stock (47,261 shares)        -       -        -        -    (1,712)    (1,712)
Sale of treasury
 stock (1,334 shares)         -       -        -        -        50         50
Cash dividends ($.96/share)   -       -   (2,239)       -         -     (2,239)
                          ------ ------  -------    -----    ------    -------
Balance at
 December 31, 1996        $2,436 $1,226  $56,827    $  32   $(2,699)   $57,822

Net income for 1997           -       -    9,148        -         -      9,148
Change in unrealized gains (losses)
on securities available for sale,
 net of tax benefit of $14    -       -        -      (27)        -        (27)
Purchase of treasury
 stock (33,474 shares)        -       -        -        -    (1,337)    (1,337)
Sale of treasury
 stock (5,052 shares)         -     184        -        -      (184)         -
Cash dividends ($1.34/share)  -       -   (3,050)       -         -     (3,050)
                          ------ ------  -------    -----    ------    -------
Balance at
 December 31, 1997        $2,436 $1,410  $62,925    $   5   $(4,220)   $62,556
                          ====== ======  =======    =====   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.
                  Camden National Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                      Year Ended December 31,
------------------------------------------------------------------------------
(In Thousands)                                       1997      1996      1995
------------------------------------------------------------------------------
 Operating Activities
  Net Income                                      $  9,148  $  8,115  $  7,403
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                        1,677       838       899
    Depreciation and amortization                      708     1,016       801
    Decrease (increase) in interest receivable          (4)      332       101
    Increase in other assets                        (1,844)      (55)   (1,596)
    Increase in other liabilities                      167       193       508
    Sale of residential mortgage loans held for sale 2,531     1,505     6,784
    Origination of mortgage loans held for sale     (7,081)   (1,966)   (6,976)
    Loss on disposal of assets                           -        82         -
    Other, net                                           -         5       (29)
                                                  --------  --------  --------
    Net cash provided by operating activities        5,302    10,065     7,895
 Investing Activities                             --------  --------  --------
  Proceeds from sale and maturities of
     securities held to maturity                    46,062    32,252    29,639
  Proceeds from sale and maturities of
     securities available for sale                   8,300     9,400       473
  Purchase of securities to be held to maturity    (63,620)  (40,332)  (28,104)
  Purchase of securities available for sale              -    (2,301)   (2,308)
  Purchased of Federal Home Loan Bank Stock         (6,568)   (1,157)   (2,181)
  Increase in loans                                (47,862)  (26,129)  (20,246)
  Net (increase) decrease in other real estate        (109)     (178)      520
  Purchase of premises and equipment                  (802)   (1,572)   (1,988)
  Proceeds from sale of premises and equipment           -         9         -
  Decrease (increase) in minority position              40       (44)      (28)
  Net sale (purchase) of federal funds                 975      (375)   (1,700)
                                                  --------  --------  --------
    Net cash used by investing activities          (63,584)  (30,427)  (25,923)
Financing Activities                              --------  --------  --------
  Net increase (decrease) in demand deposits, NOW
      accounts, money markets and savings account    7,256    (1,658)   (9,851)
  Net (decrease)increase in certificates of deposit 12,913   (14,982)   39,487
  Net increase (decrease) in short-term borrowings  38,718    41,780   (10,454)
  Reduction in long-term debt                            -         -        (9)
  Purchase of treasury stock                        (1,337)   (1,712)     (937)
  Sale of treasury stock                                 -        50       363
  Cash dividends                                    (3,050)   (2,239)   (1,374)
                                                  --------  --------  --------
    Net cash provided by financing activities       54,500    21,239    17,225
                                                   -------   -------   -------
   (Decrease) increase in cash and equivalents      (3,782)      877      (803)
Cash and cash equivalents at beginning of year      17,233    16,356    17,159
                                                  --------  --------  --------
    Cash and cash equivalents at end of year      $ 13,451  $ 17,233  $ 16,356
                                                  ========  ========  ========





Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest paid                                $ 20,919  $ 19,270  $ 17,615
    Income tax paid                                 4,907     3,599     3,369
Non-Cash transactions:
    Transfer from loans to real estate owned        1,035     1,333       974
    Transfer of securities from held to maturity
      to available for sale                             -         -    11,175
    Sale of Treasury stock from exercised
      stock options                                   184         -         -

The accompanying notes are an integral part of these consolidated financial statements.



[Pages 20 - 37 Notes to Financial Statements]

             Notes to Consolidated Financial Statements
                  December 31, 1997, 1996 and 1995

                       NATURE OF OPERATIONS.

Camden National Corporation (the Company ) is a multi-bank and financial services holding company. The Company s bank subsidiaries, both of which are wholly owned, are Camden
National Bank, a national banking organization, based in Camden, Maine, and United Bank, a banking organization chartered under the laws of the State of Maine, based in Bangor, Maine. The Company also has one non-bank subsidiary, Trust Company of Maine, Inc., which provides trust and retirement management services throughout the central and mid-coast Maine area.

         1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Camden National Corporation, its wholly-owned subsidiaries, Camden National Bank and United Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. Trust Company of Maine, Inc. s financial statements include its wholly-owned subsidiary,Fiduciary Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash. The Company is required to comply with various laws and regulations of the Federal Reserve which requires that the Company maintain certain amounts of cash on deposit and is restricted from investing those amounts. The Company maintains those balances at the Federal Reserve Bank of Boston. In the normal course of business, the Company has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the FDIC. For the statement of cash flows, cash equivalents include interest bearing deposits in banks.

     Investment Securities. The Company has classified its investment securities into investments available for sale and investments to be held to maturity.

     Securities Available for Sale. Debt and other securities that are to be held for indefinite periods of time, are stated at market value. Changes in net unrealized gains or losses are recorded as an adjustment to stockholders equity until realized.
     Market values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date.

     Securities to be Held to Maturity. Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

     Residential Mortgages Held for Sale. Residential mortgages held for sale are primarily one-to-four family real estate loans which are valued at the lower of cost or market on an individual basis, as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses from sales of residential mortgages held for sale are recognized upon settlement with investors and recorded in noninterest income. These activities, together with underwriting residential mortgage loans, comprise the Company s mortgage banking business.

     Loan Servicing. SFAS 125, "Accounting for transfers and servicing of financial assets and extinguishments of liabilities," was adopted at January 1, 1997. The impact of adopting SFAS 125 was immaterial to the financial statements. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: interest rate, fixed versus variable rate, and period of origination. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. The amortized cost approximates fair value at December 31, 1997.

     Loans. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.
     Fees received and direct costs incurred for the origination of loans are deferred and recognized as an adjustment of loan yield.
     The allowance for loan losses is maintained at a level adequate to absorb future charge-offs of loans deemed uncollectible. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, known and inherent risk characteristics of the various categories of loans, adverse situations that may affect the borrower s ability to repay, estimated value of underlying collateral, and other pertinent factors. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Credits deemed uncollectible are charged against the allowance.

     SFAS No. 114 Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, was adopted January 1, 1995. This statement applies to all troubled debt restructurings involving a modification of terms. The adoption of this standard had no impact on net income and retained earnings.
     Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as provision for loan losses.
     The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses.

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

     Employee Pension and Postretirement Benefits. The Company has a defined benefit noncontributory pension plan covering substantially all employees. Actuarially determined pension costs are charged to current operations. The funding policy is to pay at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. In addition, the Company has a supplemental pension plan covering several executive officers. This plan was designed to keep the percentage level of pension benefits consistent for all employees.

     The Company also provides a voluntary savings plan for the benefit of its employees which qualifies under 401(k) of the Internal Revenue Code. Employees can contribute up to the maximum amount allowed by law. The Company matches a percentage of employee contributions. The Company s postretirement plans also provide medical and life insurance to certain eligible retired employees.

     Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Principal timing differences include pension and other postretirement benefits, depreciation, and provision for loan losses.

     Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

     Financial Instruments with Off-Balance Sheet Risk. The Company uses off-balance sheet financial instruments as part of its asset/liability management activities. The Company does not intend to sell any of these instruments.
     Interest Rate Exchange Agreements (swaps) are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis.
     Interest Rate Caps and Floors are contracts in which a ceiling or floor is established at a specified rate and for a specified period of time. The premium paid for the contract is amortized over its life. Any cash payments received are recorded as an adjustment to net interest income.
     In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

     Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered in the Company s market for deposits of similar remaining maturities.

     Short-term borrowings: The carrying amounts of borrowings from the Federal Home Loan Bank, under repurchase agreements and other short-term borrowings, approximates fair value.

     Effect of New Financial Accounting Standards. During 1997, the Company adopted SFAS No. 125 and No. 127, which relate to the accounting for transfer and servicing of financial assets and extinguishment of certain liabilities. The adoption of these standards did not have a material effect of the financial statements.
     The Financial Accounting Standards Board issued the following statements of accounting standards (SFAS) during 1997:
          SFAS No. 128     Earnings per Share
          SFAS No. 129     Disclosure of Information about Capital
                           Structure
          SFAS No. 130     Reporting Comprehensive Income
          SFAS No. 131     Disclosures about Segments of an
                           Enterprise and Related Information
     These four statements do not change the measurement or recognition methods used in the financial statements but rather deal with disclosure and presentation requirements.
     The financial statements for 1997 and all prior periods include the additional disclosure requirements relating to diluted earnings per share which are required under SFAS No. 128. Financial statement disclosures also comply with SFAS No. 129, which summarized but does not change the Company s requirements to disclose information about capital structure.
     SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. Management has not determined the impact of these two pronouncements on the financial statements.

     Reclassification. Certain items from the prior year were restated to conform with current year presentation.



                           2. MERGER

     On December 31, 1995, UnitedCorp was merged into the Company. The merger was accounted for under the pooling-of-interests method. At December 31, 1995, UnitedCorp had total assets of $61,440,000 and total shareholders equity of $4,918,900. The Company exchanged approximately 162,000 shares of its common stock for approximately 190,000 shares of UnitedCorp. Under the pooling-of-interest method, the recorded amounts of assets and liabilities of the Company and UnitedCorp have been carried forward at their previously recorded amounts. All prior period financial statements presented have been restated as if the merger took place at the beginning of such periods.

     The following table sets forth the results of operations for the year ended December 31, 1995.

     Net Income
       UnitedCorp                        $  540
       Camden National Corporation        6,863
                                         ------

       Combined                          $7,403
                                         ======
     Earnings per share
       UnitedCorp                         $2.83
       Camden National Corporation         3.14
       Combined                            3.16

    Dividends per share
      UnitedCorp                         $  .18
      Camden National Corporation           .61
      Combined                              .59




                   3. INVESTMENT SECURITIES

     The following tables summarize the amortized costs and market values of securities available for sale and held to maturity:
                                            December 31, 1997
-------------------------------------------------------------------
                          Amortized   Unrealized  Unrealized   Fair
                             Cost       Gains       Losses    Value
-------------------------------------------------------------------
Available for sale
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies            $  4,304     $   15     $    (7)  $ 4,312
                          ========     ======     ========  =======

Held to maturity
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies           $ 48,566     $  131       $(346)  $ 48,351
Obligations of states and
  political subdivisions    2,955         30          (1)     2,984
Mortgage-backed
  securities              109,373      3,624         (46)   112,951
                         --------     ------       ------  --------
Total held to maturity   $160,894     $3,785       $(393)  $164,286
                         ========     ======       ======  ========



                                           December 31, 1996
-------------------------------------------------------------------
                          Amortized   Unrealized  Unrealized   Fair
                           Cost         Gains       Losses    Value
-------------------------------------------------------------------
Available for sale
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies           $  12,597    $    56    $   (37) $  12,616
Obligations of states and
  political subdivisions         _         31           _        31
                          --------    -------    -------- ---------
Total available for sale $  12,597    $    87    $   (37) $  12,647
                         =========    =======    ======== =========

Held to maturity
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies          $  58,433    $   181    $   (862) $  57,752
Obligations of states and
  political subdivisions    5,524         44         (12)     5,556
Mortgage-backed securities 79,259      1,301        (648)    79,912
                        ---------    -------    ---------  --------
Total held to maturity   $143,216     $1,526     $(1,522)  $143,220
                        =========     ======     ========  ========

     The amortized cost and fair values of debt securities by contractual maturity at December 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                            Amortized          Fair
                                              Cost            Value
-------------------------------------------------------------------
Available for sale
Due in one year or less                    $    2,302    $    2,304
Due after one year through five years           2,002         2,008
                                           ----------     ---------
                                           $    4,304    $    4,312
                                           ==========    ==========

                                            Amortized          Fair
                                              Cost            Value
-------------------------------------------------------------------
Held to maturity
Due in one year or less                     $  32,657     $  32,343
Due after one year through five years          26,862        27,004
Due after five years through ten years          8,374         8,543
Due after ten years                            93,001        96,396
                                            ---------     ---------
                                             $160,894      $164,286
                                            =========     =========

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated to the due after ten years category.

     There were no sales in available for sale or held to maturity portfolios during 1997 and 1996. At December 31, 1997, securities with a book value of $36.5 million and a fair value of $37.2 million were pledged to secure public deposits and securities sold under agreements to repurchase and other purposes required or permitted by law. Other securities include Federal Home Loan Bank and Federal Reserve Bank stock owned by the Company as part of their relationship with these institutions.


                             4. LOANS

The composition of the Company s loan portfolio at December 31 was as follows:
                                              1997          1996
------------------------------------------------------------------
Commercial loans                           $180,327       $149,838
Residential real estate loans               118,603        116,682
Consumer loans                               46,178         37,091
Municipal loans                              10,324          5,578
Other loans                                   1,226            130
                                           --------       --------
   Total loans                              356,658        309,319
Less deferred loan fees net of cost             603            617
Less allowance for loan losses                5,640          4,472
                                           --------       --------
                                           $350,415       $304,230
                                           ========       ========

     The Company s lending activities are conducted in mid-coast and central Maine. The Company grants single family and multi-family residential loans, commercial real estate loans, business and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

    As of December 31, 1997 and 1996, nonaccrual loans were $1,215,000 and $1,674,000, respectively. Interest foregone was approximately $147,000, $178,000 and $207,000 for 1997, 1996 and 1995, respectively.



                    5. ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows:
                                              December 31,
-------------------------------------------------------------------
                                        1997        1996       1995
-------------------------------------------------------------------
Beginning Balance                     $ 4,472     $ 4,080   $ 3,751
Provision for loan losses               1,677         838       899
Recoveries                                583         210       289
Loans charged off                      (1,092)       (656)     (859)
                                      -------     -------   -------
Net charge offs                          (509)       (446)     (570)
                                      -------     -------   -------
Ending Balance                        $ 5,640     $ 4,472   $ 4,080
                                      =======     =======   =======

     Information regarding impaired loans is as follows:
                                              December 31,
-------------------------------------------------------------------
                                        1997        1996       1995
-------------------------------------------------------------------
Average investment in impaired loans $1,520 $1,864 $1,505 Interest income recognized on impaired
  loans, all on cash basis                 64         220        36
Balance of impaired loans               1,215       1,674     1,785
Less portion for which no allowance
  for loan losses is allocated              _           _         _
Portion of impaired loan balance for
  which an allowance for credit losses
  is allocated                          1,215       1,674     1,785
Portion of allowance for loan losses
  allocated to the impaired loan
  balance                                 223         340       267







                     6. MORTGAGE SERVICING

     Residential real estate mortgages are originated by the Company for both portfolio and for sale into the secondary market. The sale of loans are to institutional investors such as the Federal Home Loan Mortgage Corporation ( Freddie Mac ). Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The difference is retained by the Company as a fee for servicing the residential real estate mortgages. As required by SFAS No. 125, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans. The Company s activity in the secondary market was minimal during 1997. Therefore, capitalized servicing rights were not material.

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $41,617,228, $45,913,503 and $52,006,411 at December 31, 1997, 1996
and 1995, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $86,680 and $98,541 at December 31, 1997 and 1996, respectively.



                  7. BANK PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:
                                                 1997          1996
-------------------------------------------------------------------
Land and buildings                             $ 8,193      $ 7,485
Furniture, fixtures and equipment                7,112        6,524
Leasehold improvements                             401          401
Construction in process                             30          531
                                               -------       ------
                                                15,736       14,941
Less: Accumulated depreciation and amortization  6,950        5,997
                                               -------       ------
                                               $ 8,786      $ 8,944
                                               =======      =======

     Depreciation expense was $1.1 million, $1.0 million and $.9 million for 1997, 1996 and 1995, respectively.










                      8. OTHER REAL ESTATE OWNED

     The transactions in other real estate owned for the years ended December 31 were as follows:
                                                1997          1996
------------------------------------------------------------------
Beginning balance                              $1,264       $1,086
Additions                                       1,035        1,333
Properties sold                                   850          912
Writedowns                                         76          243
                                               ------       ------
Ending balance                                 $1,373       $1,264
                                               ======       ======



                             9. DEPOSITS

     The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $32,094,000 and $24,514,000 in 1997 and 1996, respectively. Certificates of deposit included brokered deposits in the amount of $131,000 and $1,282,000 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                            1998       $148,324
                            1999         27,868
                            2000          7,174
                            2001          2,739
                            2002          2,587
                      Thereafter            324
                                       --------
                                       $189,016
                                       ========





              10. BORROWINGS FROM FEDERAL HOME LOAN BANK

     A summary of the borrowings from the Federal Home Loan Bank
(FHLB) of Boston is as follows:



                               December 31, 1997
-------------------------------------------------------------------
              Principal Amounts   Interest Rates   Maturity Date
-------------------------------------------------------------------
                $98,236            5.59% - 7.05%         1998
                    278                6.58%             1999
               --------
                $98,514
               ========


                               December 31, 1996
-------------------------------------------------------------------
              Principal Amounts   Interest Rates   Maturity Date
-------------------------------------------------------------------
                $66,620            5.38% - 7.32%         1997
                    431                6.58%             1999
                -------
                $67,051
               ========

     Short and long-term borrowings from the FHLB consist of both fixed and adjustable rate borrowings and are collateralized by all stock in the FHLB and qualifying first mortgage loans up to the amount of the advance outstanding. The Company, through its banking subsidiaries, has an available line of credit with FHLB of $10.2 million and $9.2 million at December 31, 1997 and 1996, respectively. The Company had $8.4 million and $.9 million outstanding at December 31, 1997 and 1996, respectively.






               11. EMPLOYEE RETIREMENT PLANS

     The Company has a trusteed defined benefit noncontributory pension plan covering substantially all eligible employees over 21 years of age with one year of employment. The benefits are based on years of service and salary earned during an employee s last five years of employment. The assets of the plans are primarily invested in listed stocks.

     The Company also provides a supplemental pension plan for certain executive employees to restore pension benefits which have been reduced by income tax regulations. These plans are unfunded and nonqualified.

     Net periodic pension cost for these plans includes the following components:

                                         1997       1996       1995
-------------------------------------------------------------------
Service Cost
  Qualified plan                      $  318      $  280    $   136
  Supplemental plan                       86          72         37
Interest cost
  Qualified plan                         224         194        169
  Supplemental plan                       93          64         56
Return on plan assets                   (188)       (153)      (152)
Net amortization and deferral
  Qualified plan                         (14)         (9)       (13)
  Supplemental plan                       52          39         31
                                      ------      ------     ------
Net periodic pension cost             $  571      $  487     $  264
                                      ======      ======     ======

     The funded status of the plan and amounts recognized in the balance sheets at December 31 are as follows:

QUALIFIED PLAN                                      1997       1996
-------------------------------------------------------------------
Actuarial present value of projected benefit obligation:
  Vested                                        $  2,100   $  1,759
  Nonvested                                          100         93
                                                --------   --------
Accumulated benefits obligation                    2,200      1,852
Effect of future compensation                      1,300      1,164
                                                --------   --------
Projected benefit obligation                       3,500      3,016
Plan assets at fair value                         (2,750)    (2,272)
                                                --------   --------
Unfunded excess of projected obligation
  over plan assets                                   750        744
Unrecognized transition asset                        115        123
Unrecognized net loss                               (232)      (322)
Unrecognized net transition obligation                80         88
                                                --------   --------
Pension liability included in accrued
  other liabilities                             $    713   $    633
                                                ========   ========
The following assumptions were used:
  Discount rate                                      7.5%       7.5%
  Increase in compensation                           6.0%       6.0%

The expected long-term rate of return on assets was 7.5% for 1997, 1996 and 1995.

SUPPLEMENTAL PLAN                                   1997      1996
-------------------------------------------------------------------
Actuarial present value of projected benefit obligation:
  Vested                                        $    919   $    502
  Nonvested                                           40         52
                                                --------   --------
Accumulated benefits obligation                      959        654
Effect of future compensation                        468         38
                                                --------   --------
Projected benefit obligation                       1,427        992
Plan assets at fair value                              -          -
                                                --------   --------
Unfunded excess of projected obligation
  over plan assets                                 1,427        992
Unrecognized transition obligation                  (251)      (182)
Unrecognized net loss                               (429)      (281)
                                                --------   --------
Pension liability included in accrued
  other liabilities                             $    747   $    529
                                                ========   ========
The following assumptions were used:
  Discount rate                                      7.5%       7.5%
  Increase in compensation                           6.0%       6.0%







                      12. POSTRETIREMENT BENEFITS

     The Company's postretirement plans provide medical and life insurance to certain eligible retired employees. It is the Company s policy to fund the cost of postretirement health care and life insurance plans as premiums are paid; therefore, there are no plan assets.

     Net periodic postretirement benefit cost includes the
following components:
                                                1997          1996
------------------------------------------------------------------
Service cost of benefits earned                $  19         $  20
Interest cost on accumulated postretirement
  benefit obligation                              23            22
Amortization of prior service cost               (16)          (16)
                                               -----         -----
Net periodic postretirement benefit cost       $  26         $  26
                                               =====         =====

     The amounts recognized in the Company s balance sheets at
December 31, are:
                                             1997             1996
------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
  Retirees                                 $  97             $  74
  Fully eligible active plan participants     48                88
  Other active plan participants             211               153
                                            ----              ----
                                             356               315
  Unrecognized transition asset              142               158
  Unrecognized loss                          (12)                -
                                            ----              ----
Accrued post-retirement benefit cost
  included in other liabilities             $486              $473
                                            ====              ====

     Benefit costs were generally estimated assuming retiree health care cost would initially increase at a 7.5% annual rate, decrease gradually to a 6% annual growth rate after 8 years, and remain at a 6% annual growth rate thereafter. The discount rate used at December 31, 1997 and 1996, to estimate the accumulated postretirement benefit obligation was 7.5%. A 1% increase in the assumed health care cost trend rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.



                         13. BRANCH ACQUISITIONS

     Camden National Corporation s subsidiary, Camden National
Bank, has entered into a definitive agreement to purchase four branches in mid-coast Maine. The expected deposit premium to be paid will approximate $5 million.




                        14. STOCKHOLDERS  EQUITY

     Dividends paid by subsidiaries are the primary source of funds available to the Company for payment of dividends to its shareholders. The Company s subsidiary banks are subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiary banks to the Company.

     The Company has a fixed stock option plan accounted for under APB Opinion 25 and related interpretations. The plan allows the Company to grant options to employees for up to 140,000 shares of common stock. The options are immediately vested when granted, and expire ten years from the date the option is granted. The exercise price of each option equals the market price of the Company s stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company s 1996 net income and earnings per share would have been reduced to the pro forma amounts indicated on the next page. In 1997, no options were granted, thus pro forma amounts are the same as reported.

                                                 Earnings per Share
                             Net Income         Basic       Diluted
-------------------------------------------------------------------
1997
As reported                    $9,148           $4.02         $3.93
Pro forma                       9,148            4.02          3.93

1996
As reported                    $8,115           $3.48         $3.43
Pro forma                       7,949            3.41          3.36

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1996: dividend yield of 2.6%, expected volatility of 5%, risk-free interest rate of 6.5%, and expected lives of 10 years.

     A summary of the status of the company s fixed stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below.














                         1997                     1996
--------------------------------------------------------------------------
                     Number   Weighted Average   Number   Weighted Average
                   Of Shares   Exercise Price  Of Shares   Exercise Price
--------------------------------------------------------------------------
Outstanding at beginning
  of year          95,758         $22.96        68,508         $17.38
Granted during
  the year              -              -        27,250          37.00
Exercised during
  the year          9,258          18.21             0              -
                   ------          -----        -------        ------
Outstanding and exercisable
  at end of year   86,500          23.47        95,758          22.96
                   ======          =====        =======         =====
Weighted-average fair value of
  options granted during
  the year          N/A                         $9.25

     The following information applies to options outstanding at December 31, 1997.

Number outstanding                               86,500
Range of exercise prices                     $17.50 - $37.00
Weighted-average exercise price                   $23.47
Weighted-average remaining contractual life     6.92 years







                          15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:
                                  1997           1996            1995
----------------------------------------------------------------------
Net income, as reported          $9,148         $8,115         $7,403
Weighted-average shares       2,273,584      2,329,989      2,345,774
Effect of dilutive securities:
  Employee stock options         51,642         37,900         38,531
Dilutive potential common shares
  Adjusted weighted-average shares
  and assumed conversion      2,325,226      2,329,989      2,384,305
Basic earnings per share        $  4.02        $  3.48        $  3.16
Diluted earnings per share      $  3.93        $  3.43        $  3.10












                        16. INCOME TAXES

     The current and deferred components of income tax expense were as follows:
                                  1997           1996             1995
----------------------------------------------------------------------
Current:
  Federal                        $4,948          $4,024         $3,336
  State                             181             121            112
                                 ------          ------          -----
                                  5,129           4,145          3,448
Deferred:
  Federal                          (676)           (115)          (105)
                                -------          ------         ------
                                 $4,453          $4,030         $3,343
                                 ======          ======         ======




     The actual expense differs from the expected tax expense computed by applying the applicable U.S. Federal corporate income tax rate to earnings before income taxes, as follows:




                                  1997            1996            1995
----------------------------------------------------------------------
Computed tax expense             $4,625          $4,151         $3,654
Increase (reduction) in income
 taxes resulting from:
   Tax exempt Income               (222)           (209)          (234)
  State taxes, net of
    federal benefit                 120              79             74
Compensation expense from stock
  options exercised                 (20)              -           (134)
  Other                             (50)              9            (17)
                                 ------          ------         ------
                                 $4,453          $4,030         $3,343
                                 ======          ======         ======






     Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:








                                         1997                   1996
----------------------------------------------------------------------------
                                    Asset    Liability    Asset    Liability
----------------------------------------------------------------------------
Allowance for possible
  losses on loans                    $1,682  $    -       $1,206     $     -
Allowance for investment losses          90       -          110           -
Capitalized costs                         -      72            -          14
Pension and other benefits              671       -          463           -
Depreciation                              -     141            -         143
Deferred loan origination fees            6       -            9           -
Deferred compensation and benefits       83       -          140           -
Unrealized appreciation of
  investments available for sale          -       3            -          17
Unrealized appreciation in loans
  held for sale                          22       -            -           5
Valuation of other real estate owned     41       -           48           -
Interest receivable                      37       -           40           -
Other                                   136       -           61           -
                                     ------  ------       ------       -----
                                     $2,768  $  216       $2,077       $ 179
                                     ======  ======       ======       =====

     The related income taxes have been calculated using a rate of 34%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.



                          17. RELATED PARTIES

     In the ordinary course of business, the Company has granted loans to certain officers and directors and the companies with which they are associated. All such loans were made under terms that are consistent with the Company s normal lending policies. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers, or principal shareholders.

     Loans to related parties which in aggregate exceed $60,000 were as follows:
                                        1997               1996
---------------------------------------------------------------
Balance, January 1,                 $  7,710           $  9,058
Loans made/advanced and additions      9,505              7,188
Repayments and reductions              2,961              8,536
                                    --------            -------
Balance, December 31                $ 14,254            $ 7,710
                                    ========            =======

     In addition to the loans noted above, the Company had deposits at December 31, 1997 to the same individuals of $6.3 million outstanding.




                       18. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, which are not reflected in the accompanying consolidated balance sheets. The Company s significant off-balance sheet risks are lending commitments, letters of credit, interest rate floors, caps, and interest rate swap agreements. Those instruments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the statement of condition.
     The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

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

     All off-balance sheet positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparties from which the instruments have been purchased. As of December 31, 1997, the Company had $5 million (notional principal amount) in interest-rate swaps, and $20 million in floor contracts. The Company s interest-rate swap matures in 1998. The two floor contracts ($10 million each) have a strike rate of 5%, and both mature in 1999.


                                           1997                1996
-------------------------------------------------------------------
Commitments to extend credit             $80,043            $63,138
Letters of credit                          1,911                924
Swaps                                      5,000             20,000
Floors                                    20,000             20,000
Caps                                           0             15,000


     The estimated fair values of the Company s financial instruments were as follows:




                             December 31, 1997    December 31, 1996
-------------------------------------------------------------------
                              Carrying    Fair     Carrying    Fair
                               Amount    Value      Amount    Value
-------------------------------------------------------------------
Financial assets:
Cash and cash equivalents, including
  cash and due from banks and
  federal funds sold          $ 14,551  $ 14,551  $ 19,308 $ 19,308
Securities available for sale    4,312     4,312    12,647   12,647
Securities held to maturity    160,894   164,286   143,216  143,220
Other investments               14,084    14,084     7,516    7,516
Loans held for sale              7,094     7,094     2,544    2,544
Loans receivable               350,415   347,681   304,230  302,000
Interest receivable              3,924     3,924     3,920    3,920
Financial liabilities:
Deposits                       373,409   373,898   353,240  353,826
Borrowings from Federal Home
  Loan Bank                     98,514    98,502    67,051   67,074
Other borrowed funds            33,964    33,964    26,709   26,709




     The estimated fair values of the Bank's off-balance sheet instruments were as follows:



                                December 31, 1997
----------------------------------------------------------------------
                                                          Market Value
                      Notional    Contract    Maturity     Including
                     Principal      Date        Date        Accruals
----------------------------------------------------------------------
Interest Rate Swaps   $  5,000     09-Feb-94   09-Feb-98      $ (57)
                      --------                                -----
                      $  5,000                                $ (57)
                      ========                                =====

Interest Rate Floors  $ 10,000     03-Jun-94   03-Jun-99      $   8
                        10,000     13-Sep-94   13-Sep-99         10
                       -------                               ------
                      $ 20,000                                $  18
                       =======                               ======














                                 December 31, 1996
----------------------------------------------------------------------
                                                          Market Value
                      Notional    Contract    Maturity     Including
                     Principal      Date        Date        Accruals
----------------------------------------------------------------------
Interest Rate Swaps    $10,000     24-Jan-92   24-Jan-97      $ (49)
                         5,000     09-Feb-94   09-Feb-98        (34)
                         5,000     04-May-94   04-May-97        (18)
                      --------                                -----
                       $20,000                                $(101)
                      ========                                =====

Interest Rate Floors   $10,000     03-Jun-94   03-Jun-99      $  28
                        10,000     13-Sep-94   13-Sep-99         23
                       -------                                -----
                       $20,000                                $  51
                       =======                                =====

Interest Rate Caps     $10,000     30-May-95   30-May-97      $   0
                         5,000     06-Jun-95   06-Jun-97          0
                       -------                                -----
                       $15,000                                $   0
                       =======                                =====



                          19. REGULATORY MATTERS

     The Company, and its bank subsidiaries, are subject to various regulatory capital requirements administered by the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulations that, if undertaken, could have direct material affect on the Bank s financial statements. These capital requirements represent quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 1997, the Company meets all capital requirements to which it is subject.

     As of December 31, 1997, both bank subsidiaries were categorized by their regulatory agencies as well capitalized.
To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the banks category.


     The Company's actual capital amounts and ratios are also
presented in the table.
                                                     To Be Well Capitalized
                                     For Capital    Under Prompt Corrective
                         Actual    Adequacy Purposes      Action Provisions
---------------------------------------------------------------------------
                       Amount  Ratio   Amount>  Ratio>   Amount>   Ratio>
---------------------------------------------------------------------------
As of December 31, 1997
Total Capital (To Risk Weighted Assets):
Consolidated          $66,606  19.5%   $27,354   8.0%     N/A
Camden National
  Bank                 57,799  20.2%    22,841   8.0%   $28,551    10.0%
United Bank             6,820  12.1%     4,517   8.0%     5,646    10.0%

Tier I Capital (To Risk Weighted Assets):
Consolidated          $62,332  18.2%    $13,677   4.0%     N/A
Camden National
  Bank                 54,230  19.0%     11,420   4.0%   $17,130    6.0%
United Bank             6,114  10.8%      2,258   4.0%     3,388    6.0%

Tier I Capital (To Average Assets):
Consolidated          $62,332  10.6%    $23,483   4.0%     N/A
Camden National
  Bank                 54,230  11.2%     19,401   4.0%   $24,251    5.0%
United Bank             6,114   8.3%      2,953   4.0%     3,691    5.0%

As of December 31, 1996
Total Capital (To Risk Weighted Assets):
Consolidated          $61,320  20.4%    $23,996   8.0%     N/A
Camden National
  Bank                 55,277  22.0%     20,126   8.0%   $25,157    10.0%
United Bank             5,723  11.8%      3,874   8.0%     4,843    10.0%

Tier I Capital (To Risk Weighted Assets):
Consolidated          $57,571  19.2%    $11,998   4.0%     N/A
Camden National
  Bank                 52,156  20.7%     10,063   4.0%   $15,094    6.0%
United Bank             5,123  10.6%      1,937   4.0%     2,906    6.0%

Tier I Capital (To Average Assets):

Consolidated          $57,571  11.7%    $19,707   4.0%     N/A
Camden National
  Bank                 52,156  12.1%     17,184   4.0%   $21,480    5.0%
United Bank             5,123   8.2%      2,511   4.0%     3,139    5.0%




                     20. BANK HOLDING COMPANY

     Following are the condensed statements of condition, income statements, and statements of cash flow for Camden National
Corporation, a multi-bank and financial services holding company.






                        Statements of Condition
                              December 31
                                                 1997         1996
------------------------------------------------------------------
Assets
Cash                                          $   170      $    12
Fixed assets                                    1,675            0
Investment in subsidiaries:
  Banking subsidiaries                         60,569       57,519
  Other subsidiaries                               89          102
 Amounts receivable from subsidiaries              46          130
 Goodwill                                          56           59
 Other assets                                     169            0
                                              -------      -------
   Total assets                               $62,774      $57,822
                                              =======      =======
Liabilities & Stockholders  Equity
Amounts due to subsidiaries                   $    40      $     0
Accrued expenses                                  178            0
Stockholders  equity                           62,556       57,822
                                              -------      -------
Total liabilities and stockholders equity     $62,774      $57,822
                                             ========      =======

                         Statements of  Income
                      For Years Ended December 31
                                       1997        1996       1995
Operating Income
Dividend income from subsidiaries     $4,387      $3,951    $1,928
Fees from subsidiaries                 2,956          77         -
                                      ------      ------    ------
Total operating income                 7,343       4,028     1,928
                                      ------      ------    ------

Operating Expenses
Salaries and employee benefits         1,625           -         -
Net occupancy156++
Furniture, equipment,and data
   processing                            612           -         -
Other operating expenses                 607          77       195
                                      ------       -----     -----
  Total operating expenses             3,000          77       195
                                      ------       -----     -----
Income before equity in undistributed
   earnings of subsidiaries            4,343       3,951     1,733

Equity in undistributed earnings
  of subsidiaries                      4,761       4,164     5,483
                                      ------       -----     -----
   Net income before tax               9,104       8,115     7,216
Income tax benefit                        44           -       187
                                      ------       -----     -----
Net Income                            $9,148      $8,115    $7,403
                                      ======      ======    ======






                        Statements of Cash Flows
                       For Years Ended December 31

                                     1997        1996        1995
-----------------------------------------------------------------
Operating Activities
Net income                          $  9,148    $  8,115  $  7,403
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Undistributed net income from
  subsidiaries                        (4,761)     (4,164)   (5,483)
Depreciation and amortization            197           0         0
Amortization of goodwill                   3           4         5
Decrease in amount receivable from
  subsidiaries                            84         (77)       26
Increase in other assets                (169)          0         0
(Decrease) increase in payables          232         (25)       22
Other                                     11           0         0
                                      ------      ------     -----
Net cash provided by operating
  activities                           4,745       3,853     1,973
                                      ------       -----     -----
Investing Activities
Investment in Trust Company
  of Maine, Inc.                         (51)          0         0

Purchase of premises and equipment      (149)          0         0
                                        -----       -----    -----
Net cash used in investing activities   (200)          0         0
Financing Activities
Proceeds from sale of treasury stock       0          50       363
Purchase of treasury stock            (1,337)     (1,712)     (937)
Dividends paid                        (3,050)     (2,239)   (1,396)
                                      ------      ------    ------
Net cash used in financing activities (4,387)     (3,901)   (1,970)
                                      ------      ------    ------
Net (decrease) increase in cash
  and cash equivalents                   158         (48)        3
Cash and cash equivalents at
  beginning of year                       12          60        57
                                        ----        -----    -----
Cash and cash equivalents at
   end of year                       $   170    $     12    $   60
                                      ======      =======    =====













              21. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                         THREE MONTHS ENDED
-------------------------------------------------------------------
                                Mar 31   June 30   Sept 30   Dec 31
-------------------------------------------------------------------
1997
Interest income                $10,722   $11,329   $11,566  $12,434
Interest expense                 4,934     5,473     5,467    5,355
Net interest income              5,788     5,856     6,099    7,079
Provision for loan losses          287       285       385      720
Income before income taxes       3,145     3,525     3,481    3,450
Applicable income taxes          1,056     1,195     1,166    1,036
Net income                       2,089     2,330     2,315    2,414
Per common share:
Primary                            .91      1.03      1.02     1.06
Fully diluted                      .90      1.01      1.00     1.02

                                         THREE MONTHS ENDED
-------------------------------------------------------------------
                                Mar 31   June 30   Sept 30   Dec 31
-------------------------------------------------------------------
1996
Interest income                 $9,721    $9,909   $10,391  $10,994
Interest expense                 4,709     4,758     4,948    4,690
Net interest income              5,012     5,151     5,443    6,304
Provision for loan losses          217       107       251      263
Income before income taxes       2,627     3,133     3,209    3,176
Applicable income taxes            869     1,036     1,069    1,056
Net income                       1,758     2,097     2,140    2,120
Per common share:
Primary                            .75       .90       .91      .92
Fully diluted                      .75       .89       .88      .91




[Bottom of page 37 - Independent Auditor's Report]

Auditor's Logo on letterhead    Auditor's name & address
-------------------------------------------------------------------



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Stockholders and Board of Directors
Camden National Corporation



     We have audited the accompanying consolidated statements of financial condition of Camden National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Berry, Dunn, McNeil & Parker (signature)

Portland, Maine
January 29, 1998



[Pages 38 - 39 List of Board of Directors & Bank Administration]

         Board of Directors and Bank Administrations


Photograph of E. Maynard "Sandy" Graffam
  Director who passed away during 1997

     This annual report is dedicated to the memory of E.Maynard
"Sandy" Graffam.   Director 1979-1997  Camden National Corporation
and Camden National Bank.

-------------------------------------------------------------------

Directors of Camden National Corporation and Camden National Bank


David H. Montgomery
Chairman, Camden National Corporation
Past Chairman, Allen Agency

Kenneth C. Dickey
Vice Chairman, Camden National Corporation
Haskell & Corthell Real Estate

Keith C. Patten
President & CEO
Camden National Corporation
Chairman, Camden National Bank

Peter T. Allen
President, Cutting-Allen, Inc.

Bruce D. Bartlett
President & CEO, United Bank
Director of Camden National Corporation

Ann W. Bresnahan
Civic Leader

Robert W. Daigle
President & CEO, Camden National Bank

Robert J. Gagnon
Store Manager, Rockland Shop 'n Save

John W. Holmes
President, Consumers Fuel Co.

Rendle A. Jones
Attorney & Partner - Harmon, Jones & Sanford

John S. McCormick, Jr.
Engineer & Developer
Consolidated Real Estate and Engineering

Richard N. Simoneau, C.P.A.
Tax Partner, Simoneau & Norton, P.A.

Arthur E. Strout
Attorney & Partner, Strout & Payson, P.A.

-------------------------------------------------------------------

Associate Directors of Camden National Bank

C.R. deRochemont
Realtor, C.R. deRochemont Realtor

Frederick G. "Ted" Hanley
Retired Executive Vice President
Camden National Bank

Gilbert Harmon
Retired Attorney & Partner
Harmon, Jones & Sanford

Lawrence N. Hopkins
Retired President, Camden National Bank

-------------------------------------------------------------------

Administration of Camden National Corporation

Keith C. Patten
President & CEO

Susan M. Westfall
Vice President, Clerk, Treasurer
& Chief Financial Officer

Jeffrey D. Smith
Vice President, Chief Operations Officer

Steven D. Dailey
Vice President, Data Processing Officer

June B. Parent
Assistant Vice President, Personnel Manager

Anna J. Jones
Auditor

Kathryn M. Ryder
Financial Officer
Manager, Accounting Department

Brenda B. Munroe
Manager, Electronic Banking Department

Karen Shanahan
Manager, Loan Servicing Department

David B. Mitchell
Information Systems Officer

Timothy J. Pratt
Manager, Items Processing Department

 ------------------------------------------------------------------

Administration of Camden National Bank

Keith C. Patten
Chairman

Robert W. Daigle
President & CEO

John P. "Jack" Williams
Senior Vice President &
Commercial Loan & Business Development Officer

Michael A. McAvoy
Vice President & Senior Loan Officer

Susan M. Westfall
Vice President, Cashier &
Investment and Trust Officer

Charles A. Wootton
Vice President , Branch Administration Officer
& Commercial Loan Officer

Joanne T. Campbell
Vice President &
Residential Real Estate Administration Officer

Stephen C. Staples
Vice President &
Commercial Loan Officer

Barbara B. Hanson
Assistant Vice President &
Commercial Loan Officer

Richard E. Littlefield
Assistant Vice President &
Commercial Loan Officer

Craig Dahlberg
Commercial Loan Officer

Kimberly J. Nason
Mortgage Loan Underwriter

Christopher A. Frohock
Commercial Loan Officer

Lee Ann Szelog
Marketing Manager

John E. Davis
Manager, Collections Department

Anne W. Gibbons
Compliance/CRA Officer

Marie M. Charest
Training Officer

Diane D. Townsend
Credit Officer

-------------------------------------------------------------------

Branch Administration of Camden National Bank

Peggy C. Chapman
Manager, Rockland Office

Dolores C. Hyssong
Manager, Camden Square Office

Susan L. O'Brien
Manager, Union Office

Vera E. Rand
Manager, Belfast Office

Todd L. Savage
Manager, Main Office, Camden

R. Todd Starbird
Branch Management, Thomaston Office

-------------------------------------------------------------------

Directors of United Bank

Royce M. Cross
Chairman, United Bank
President, Woodrow W. Cross Agency

Bruce D. Bartlett
President & CEO, United Bank

Kermit P. Allen
Treasurer, G.M. Allen & Son, Inc.

Edward R. Dysart
President, Dysart Transportation, Inc.

William T. Gardner
President, William T. Gardner & Sons, Inc.

Rendle A. Jones, Esq.
Attorney and Partner - Harmon, Jones & Sanford

C. Charles Lumbert
President, Moose River Lumber Co., Inc.

LaJune S. Means
Private Investor, Director Emeritus

William T. Meucci
President, Meucci Enterprises, Inc.

David H. Montgomery
Chairman, Camden National Corporation
Past Chairman, Allen Agency

Keith C. Patten
President & CEO, Camden National Corporation
Chairman, Camden National Bank

Carroll R. Pickard
President, Pleasant Hill Diversities

-----------------------------------------------------------------

Bank Administration of United Bank

Bruce D. Bartlett
President, Treasurer & CEO

James M. Kimball
Vice President & Senior Loan Officer

Paul R. Flynn
Vice President & Branch Administrator

Mark E. Russell
Vice President & Mortgage Loan Manager

Lori L. Martin
Assistant Vice President & Administrative Officer

Nathan R. Williams
Assistant Vice President & Commercial Loan Officer

-------------------------------------------------------------------

Branch Administration of United Bank

Brent A. Folster
Vice President
Manager, Bangor Office

Darcel S. Bryant
Manager, Hermon Office

Linda J. Colbath
Manger, East Corinth Office

Laura J. Hollis
Manager, Hampden Office

Marilyn J. Chalker
Manager, Jackman Office

-------------------------------------------------------------------

Directors of Trust Company of Maine, Inc.

Andrew P. Averill
Chairman & CEO
Trust Company of Maine, Inc.

R. Paul Pasquine
President, Trust Company of Maine, Inc.

Bruce D. Bartlett
President & CEO, United Bank

Randall A. Bishop
Chief Financial Officer
William T. Gardner & Sons, Inc.

Robert W. Daigle
President & CEO, Camden National Bank

Shirley B. Kile
President, Fiduciary Services, Inc.
Treasurer, Trust Company of Maine, Inc.

-------------------------------------------------------------------

Officers Trust Company of Maine, Inc.

Andrew P. Averill
Chairman & CEO

R. Paul Pasquine
President, COO & Senior Trust Officer

Lynn M. Bowden
Vice President & Trust Officer

Susan L. Kenney
Assistant Vice President & Trust Officer

Robert M. Parker
Assistant Vice President & Trust Officer

Shirley B. Kile
Treasurer



Announcement for Annual Meeting in bottom right corner of page 39.

Annual Meeting, Camden National Corporation   Tuesday, May 5, 1998
3:30 p.m.

The Company will provide, without charge, upon written request, a copy of Camden National Corporation's Annual Report to the
Securities and Exchange Commission, Form 10K for the 1997 fiscal year. Please contact: Susan M. Westfall, Camden National
Corporation, P.O. Box 310, Camden, ME 04843 (207) 236-8821

Diamond shape with phrase "On Your Corner. In Your Corner." "Your Community Bank Member Independent Bankers Association of America.

Corporate logo   Camden National Corporation
                 Member FDIC



[Page 40 - Photographs]


Camden National Bank, United Bank and the Trust Company of Maine offer a full array of financial services from money market accounts and IRAs, to home mortgages and trust management. We also stand ready to help businesses grow with commercial banking services designed to fit their needs.


Photograph 1.   Same photo as on page 4 with Petrea Allen and Dr.
                Christine Garrison looking at a home.

Photograph 2.   Photo similar to photo on page 6, where Lynn Bowden
                advises her new client Betty Kaynor.

Photograph 3.   Photo similar to photo on page 5, where Jim Kimball
                confers with Charlie Wolverton.



[Page 41 - Photographs]


Camden National has grown and changed through the years, but we have remained committed to the same goals that guided us back in 1875...to meet the needs of local families and businesses with the highest level of service. Our subsidiaries, Camden National Bank, United Bank and the Trust Company of Maine, operate independently and understand the needs of the communities we serve.


Photograph 1.  Photograph of Heidi Vanorse, Tim Pratt and Jane
               Pierce with presents during the Community Spirit of Christmas project.

Photograph 2.  Photograph of Brent Folster and members of the
               Ronald McDonald house standing on the porch on a winter day.

Photograph 3.  Photograph similar to photo on page 7 of the
               Trust Company of Maine, Inc. employees volunteering at the Bangor Area Shelter.