Form 10-Q
period 1998-03-31
CAMDEN NATIONAL CORP
filed 1998-05-15
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           March 31, 1998

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

     Outstanding at March 31, 1998: Common stock (no par value) 2,270,210 shares.

                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended March 31, 1998

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


PART I.
ITEM 1. FINANCIAL INFORMATION
                                                             PAGE
Consolidated Statements of Income
   Three Months Ended March 31, 1998 and 1997                  3

Consolidated Statements of Comprehensive Income
   Three Months Ended March 31, 1998 and 1997                  4

Consolidated Statements of Conditions
   March 31, 1998 and 1997 and December 31, 1997               5

Consolidated Statement of Cash Flows
   Three Months Ended March 31, 1998 and 1997                  6

Notes to Consolidated Financial Statements
   Three Months Ended March 31, 1998 and 1997                  7

Analysis of Change in Net Interest Margin
   Three Months Ended March 31, 1998 and 1997                  8

Average Daily Balance Sheets
   Three Months Ended March 31, 1998 and 1997                  9

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses March 31, 1998 over March 31, 1997              10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           11-15



PART II.

ITEM 6. Exhibits and Reports on Form 8-K                      15-16

SIGNATURES                                                     17

EXHIBITS                                                       18










                                   PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)

(In Thousands, except number of
shares and per share data)                        Three Months Ended March 31
                                                          1998        1997
Interest Income
Interest and fees on loans                            $ 8,680      $ 7,492
Interest on U.S. Government and agency obligations      2,576        2,707
Interest on state and political subdivisions               31           61
Interest on interest rate swap agreements                  33          184
Interest on federal funds sold
   and other investments                                  241          168
                                                      -------      -------
     Total interest income                             11,561       10,612
Interest Expense
Interest on deposits                                    3,679        3,251
Interest on other borrowings                            1,539        1,507
Interest on interest rate swap agreements                  32          176
                                                      -------      -------
     Total interest expense                             5,250        4,934
                                                      -------      -------
     Net interest income                                6,311        5,678
Provision for Loans Losses                                324          287
                                                      -------      -------
  Net interest income after provision
    for loan losses                                     5,987        5,391
Other Income
Service charges on deposit accounts                       360          357
Other service charges and fees                            356          294
Other                                                     293          264
                                                      -------      -------
     Total other income                                 1,009          915
Operating Expenses
Salaries and employee benefits                          1,940        1,714
Premises and fixed assets                                 581          526
Other                                                   1,155          921
                                                      -------      -------
     Total operating expenses                           3,676        3,161
                                                      -------      -------
     Income before income taxes                         3,320        3,145
Income Taxes                                            1,086        1,056
                                                      -------      -------
Net Income                                            $ 2,234      $ 2,089
                                                      =======      =======
Per Share Data
Earnings per share                                      $0.98         $0.91
  (Net income divided by weighted
    average shares outstanding)
Cash dividends per share                                  .40           .32
Weighted average number of shares outstanding       2,270,210     2,287,083


                      Statement of Comprehensive Income
                                 (unaudited)

                                           Three Months Ended March 31
(in thousands)                                   1998         1997


Net income
Other comprehensive income, net of tax:

   Change in unrealized gains on securities         5          (23)
                                              -------      -------
Comprehensive income                          $     5       $  (23)
                                              =======      =======

































              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Condition
                               (unaudited)

(In Thousands, except number                     March 31,   December 31,
 shares and per share data)                         1998         1997
Assets
Cash and due from banks                           $ 22,332       $ 13,451
Federal funds sold                                       0          1,100
Securities available for sale                        2,317          4,312
Securities held to maturity                        139,430        160,894
Other securities                                    14,084         14,084
Residential mortgages held for sale                 11,796          7,094
Loans, less allowance for loan losses of $5,876 and
   $5,640 at March 31,1998 and December 31, 1997   355,854        350,415
Bank premises and equipment                          9,173          8,786
Other real estate owned                              1,244          1,373
Interest receivable                                  3,656          3,924
Other assets                                        16,618          8,459
                                                  --------       --------
     Total assets                                 $576,504       $573,892
                                                  ========       ========
Liabilities
Deposits:
  Demand                                          $ 51,615       $ 51,422
  NOW                                               49,522         42,796
  Money market                                      42,183         23,452
  Savings                                           69,056         66,723
  Certificates of deposit                          224,253        189,016
                                                  --------       --------
     Total deposit                                 436,629        373,409
Borrowings from Federal Home Loan Bank              52,076         98,514
Other borrowed funds                                15,721         33,964
Accrued interest and other liabilities               8,106          5,364
Minority interest in subsidiary                         86             85
                                                  --------       --------
     Total liabilities                             512,618        511,336
                                                  --------       --------
 Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares               2,436          2,436
Surplus                                             1,410          1,410
Retained earnings                                  64,250         62,925
Net unrealized appreciation on securities available
    for sale, net of income tax                        10              5
                                                 --------       --------
                                                   68,106         66,776
 Less cost of 105,870 of treasury stock on
    March 31, 1998 and December 31, 1997            4,220          4,220
                                                 --------       --------
     Total stockholders' equity                    63,886         62,556
                                                 --------       --------
     Total liabilities and stockholders' equity  $576,504       $573,892
                                                 ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statement of Cash Flows
                               (unaudited)

(In Thousands)                                Three Months Ended March 31,
                                                      1998         1997
Operating Activities
Net Income                                          $ 2,234      $ 2,089
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                          324          287
     Depreciation and amortization                      164          134
     Decrease in interest receivable                    268          254
     (Increase) decrease in other assets             (8,145)        (464)
     Increase in other liabilities                    2,738        1,030
     Cash receipts from sale of residential loans       167            0
     Origination of mortgage loans held for sale     (4,869)         (45)
     Loss on disposal of assets                           0            0
     Other, net                                           1            7
                                                    -------      -------
     Net cash provided by operating activities       (7,118)       3,292
                                                    -------      -------
Investing Activities
Proceeds from maturities of
   securities held to maturity                       21,514       11,221
Proceeds from maturities of
   securities available for sale                      2,000        2,000
Purchase of securities held to maturity                   0      (39,475)
Purchase of securities available for sale                 0            0
Purchase of Federal Home Loan Bank Stock                  0       (4,641)
Increase in loans                                    (5,763)      (8,721)
Net decrease in other real estate                       129          323
Purchase of premises and equipment                     (613)        (319)
Proceeds from sale of premises and equipment              0            0
Decrease (increase)in minority position                   1           (4)
Net purchase of federal funds                         1,100        2,075
                                                    -------      -------
     Net cash used by investing activities           18,368      (37,541)
                                                    -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                27,983       (4,312)
Net increase in certificates of deposit              35,237        5,928
Net (decrease)increase in short-term borrowings     (64,681)      33,897
Purchase of treasury stock                                0         (937)
Sale of treasury stock                                    0            0
Cash Dividends                                         (908)        (735)
                                                    -------      -------
     Net cash provided by financing activities       (2,369)      33,841
                                                    -------      -------
     Increase in cash and equivalents                 8,881         (408)
Cash and cash equivalents at beginning of year       13,451       17,233
                                                    -------      -------
     Cash and cash equivalents at end of period     $22,332      $16,825
                                                    =======      =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of March 31, 1998, and December 31, 1997, the consolidated statements of income for the three months ended March 31, 1998 and March 31, 1997, the consolidated statements of comprehensive income for the three months ended March 31, 1998 and March 31, 1998 and the consolidated statements of cash flows for the three months ended March 31, 1998, and March 31, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - Earnings Per Share

Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended March 31
                                             1998           1997

Net income, as reported                      2,234          2,089

Weighted average shares                  2,270,210      2,287,083

Effect of dilutive securities:
   Employee stock options                   51,796         39,372

Dilutive potential common shares
   Adjusted weighted average shares
      and assumed conversion             2,322,006      2,326,455

Basic earnings per share                    $ 0.98         $ 0.91
Diluted earnings per share                    0.96           0.90

NOTE 3 - Excess of Cost Over Fair Value of Assets Acquired

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Bank acquired the Bucksport, Vinalhaven, Waldoboro, and Damariscotta, Maine branches of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations.

The following is a summary of the transaction:
     Loans Acquired               7,298
     Fixed Assets                   365
     Premium on Deposits          4,760
     Other Assets                   651
     Deposits Assumed            52,421
     Other Liabilities               75
     Net Cash Received           39,422

                           ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                           Three Months Ending   Three Months Ending
                              March 31, 1998        March 31, 1997
                           -------------------   -------------------
Dollars in thousands         Amount    Average      Amount   Average
                               of       Yield/        of      Yield/
                            interest     Rate      interest    Rate
                            --------   -------     --------  -------
Interest-earning assets:
Securities - taxable        $ 2,810     6.78%      $ 2,873    6.54%
Securities - nontaxable          47     6.95%           92    6.73%
Federal funds sold               11     5.57%            8    4.52%
Loans                         8,734     9.59%        7,533*   9.52%
                           --------   -------     --------  -------
Total earning assets         11,602     8.70%       10,506    8.43%
Interest-bearing liabilities:
NOW accounts                    129     1.21%          130    1.32%
Savings accounts                543     3.31%          522    3.31%
Money Market accounts           289     3.69%          191    3.17%
Certificates of deposit       2,718     5.52%        2,407    5.35%
Short-term borrowings         1,539     5.45%        1,508    5.28%
                           --------   -------     --------  -------
Total interest-bearing
  liabilities                 5,218     4.64%        4,758    4.52%

Net interest income
(fully-taxable equivalent)    6,384                  5,748
Less: fully-taxable
   equivalent adjustment        (73)                   (70)
                           --------               --------
                            $ 6,311                $ 5,678
                           ========               ========
Net Interest Rate Spread
 (fully-taxable equivalent)             4.06%                 3.91%
Net Interest Margin
 (fully-taxable equivalent)             4.79%                 4.61%

*Includes net swap income figures (in thousands) - March 1998 $1 and March 1997 $8.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.


                                       AVERAGE DAILY BALANCE SHEETS
Dollars in thousands
                                       Three Months Ended March 31,
                                            1998             1997
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $165,749         $175,774
 Securities - nontaxable                   2,705            5,467
 Federal funds sold                          790              708
 Loans                                   364,306          316,674
                                        --------         --------
Total earning assets                     533,550          498,623

Cash and due from banks                   14,038           13,112
Other assets                              25,644           20,837
Less allowance for loan losses            (5,640)          (4,762)
                                        --------         --------
Total assets                            $567,592         $527,810
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 42,712         $ 39,438
 Savings accounts                         65,627           63,103
 Money market accounts                    31,348           24,069
 Certificates of deposits                197,019          179,945
 Short-term borrowings                   112,956          114,261
                                        --------         --------
Total interest-bearing liabilities       449,662          420,816
Demand deposits                           48,738           43,165
Other liabilities                          5,971            5,809
Shareholders' equity                      63,221           58,020
                                        --------         --------
Total liabilities and
 stockholders' equity                   $567,592         $527,810

                                        ========         ========








ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES


                             March 1998 Over March 1997
                         ----------------------------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------

Interest-earning assets:
  Securities--taxable         (164)         101         (63)
  Securities--nontaxable       (46)           1         (45)
  Federal funds sold             1            2           3
  Loans                      1,133           68       1,201
                           -------      -------     -------
Total interest income          924          172       1,096

Interest-bearing liabilities:
  NOW accounts                  11          (12)         (1)
  Savings accounts              21            0          21
  Money market accounts         58           40          98
  Certificates of deposit      228           83         311
  Short-term borrowings        (17)          48          31
                           -------      -------      -------
Total interest expense         301          159         460

Net interest income            623           13         636
(fully taxable equivalent) =======      =======     =======












ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

FINANCIAL CONDITION

During the first three months of 1998, consolidated assets increased by $2.6 million to $576.5 million. This increase was the result of an increase in the loan portfolio of $10.1 million or 2.8%. This increase was in part the result of acquired loan assets from the purchase of four branches by one of the Company's bank subsidiaries, Camden National Bank. This purchase accounted for $7.2 million of the growth in the loan portfolio. The increase in loans was somewhat offset by a reduction in the investment portfolio. During the first quarter of 1998, the funds resulting from the cash flows and maturities in the investment portfolio were used to fund loan growth and to pay down borrowings. The Company did not want to aggressively purchase securities during a time of relatively low interest rates.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1997, deposits have increased by $63.2 million or 16.9%. The major reason for this increase was the deposits acquired when the Company's subsidiary, Camden National Bank, purchased four branches from KeyBank during the first quarter of 1998. Total deposits obtained through the purchase of the four branches were $52.4 million. When the new branches were acquired, excess deposits were ultized by paying back borrowed funds to the Federal Home Loan Bank. Both of the Company's banking subsidiaries continue to experience extreme competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have decreased by $64.7 million or 48.8% since December 31, 1997. The major reason for this decrease was the deposits acquired with the four new branches. The Company does however,views borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first three months of 1998, $324,000 was added to the reserve for loan losses, resulting in an allowance of $5.9 million, or 1.57%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at March 31, 1998, of 17.57% and 18.82% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1997 were 18.2% and 19.5%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first three months of 1998 Camden National Bank paid dividends to the Company in the amount of $.9 million. The Company paid dividends to shareholders in the amount of $.9 million or .40 cents per share.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $2,234,000, an increase of $145,000 or 6.9% above 1997's first three month's net income of $2,089,000. The major contributing factor was the increase in loans, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 1998 was $6.4 million, a 11.1% or $.6 million increase over the net interest income for the first three months of 1997 of $5.7 million. Interest income on loans increased by $1.2 million. This increase was primarily due the increase in loan volume, with a slight accompanying increase in yields from 9.52% during the first three months of 1997 to 9.59% during the first three months of 1998. The Company experienced a decrease in interest income on investments during the first three months of 1998 compared to the same period in 1997 due to decline in volume, which was offset slightly by an increase in yield. The Company's net interest expense on deposits and borrowings increased by $.5 million during the first three months of 1998 compared to the same period in 1997. This increase was due to a combination of volume and rate increases.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8-9 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the three months ended March 31, 1998 and 1997. The second of these tables presents average assets liabilities and stockholders' equity for the three months ended March 31, 1998 and 1997. The third table presents an analysis of volume and rate change on net interest income and expense from March 31, 1997 to March 31, 1998.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $1,000 in the first three months of 1998 compared to an increase of $8,000 in the first three months of 1997.

NONINTEREST INCOME

There was a $94,000 or 10.3% increase in total noninterest income in the first three months of 1998 compared to the first three months of 1997. Service charges on deposit accounts remained relatively level for the first three months of 1998 compared to 1997 with a slight increase of $3,000 or .8%.
Other service charges and fees increased by $62,000 or 21.0% in the first three months of 1998 compared to 1997. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $29,000 from $264,000 in the first three months of 1997 to $293,000 in 1998. The major contributing factor for this increase was trust fees.

NONINTEREST EXPENSE

There was a $515,000 or 16.3% increase in total noninterest expenses in the first three months of 1998 compared to the first three months of 1997.
Salaries and employee benefits cost increased by $226,000 or 13.2% in the first three months of 1998 compared to 1997. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. Other operating expenses increased by $234,000 or 25.4%. The major contributing factors for this increase were equipment costs, credit card expenses, marketing, and supply costs. With the addition of four new branches to the Camden National Bank subsidiary higher than normal expenses were incurred in the areas of marketing and supplies.

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

These four statements do not change the measurement or recognition methods used in the financial statement but rather deal with disclosure and presentation requirements.

The financial statements for 1998 and all prior periods include the additional disclosure requirements relating to diluted earnings per share which are required under SFAS No. 128. Financial statement disclosures also comply with SFAS No. 129, which summarized but does not change the Company's requirements to disclosure information about capital structure.

SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. The adoption of these standards did not have a material effect on the financial statements.

In February 1998, the Financial Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" effective for financial statements for the fiscal year beginning after December 15, 1997. SFAS No. 132, which supersedes the benefit disclosure requirements in FASB Statements No's 87, 88 and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting SFAS No. 132.


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

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder. As of March 31, 1998, a total of 76,493 shares had been repurchased through this plan.

EXPANSION. The Company's subsidiary, Camden National Bank, entered into a definitive agreement to purchase four KeyBank branches in the Mid-
Coast Maine area during the third quarter of 1997. These branches are located in the communities of Waldoboro, Damariscotta, Vinalhaven and Bucksport. The Company considered the acquisition of these branches a logical move in expanding its current service area. The acquisition of these branches was completed
March 16, 1998.


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

CAMDEN NATIONAL CORPORATION
(Registrant)




Keith C. Patten (signature)              05/14/98
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer



Susan M. Westfall (signature)            05/14/98
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer