Form 10-Q
period 1998-06-30
CAMDEN NATIONAL CORP
filed 1998-08-14
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           June 30, 1998

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

     Outstanding at June 30, 1998: Common stock (no par value) 2,249,560 shares.

                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended June 30, 1998

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION
                                                               PAGE
Consolidated Statements of Income
   Six Months Ended June 30, 1998 and 1997                       3

Consolidated Statements of Income
   Three Months Ended June 30, 1998 and 1997                     4

Consolidated Statements of Comprehensive Income
   Six Months Ended June 30, 1998 and 1997                       5

Consolidated Statements of Comprehensive Income
   Three Months Ended June 30, 1998 and 1997                     5

Consolidated Statements of Conditions
   June 30, 1998 and 1997 and December 31, 1997                  6

Consolidated Statement of Cash Flows
   Six Months Ended June 30, 1998 and 1997                       7

Notes to Consolidated Financial Statements
   Six Months Ended June 30, 1998 and 1997                      8-9

Analysis of Change in Net Interest Margin
   Six Months Ended June 30, 1998 and 1997                       9

Average Daily Balance Sheets
   Six Months Ended June 30, 1998 and 1997                      10

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses June 30, 1998 over June 30, 1997                  11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            11-16

PART II.

ITEM 4. Submission Matters to a Vote of Security holders        16

ITEM 6. Exhibits and Reports on Form 8-K                       16-17

SIGNATURES                                                      18

EXHIBITS                                                        19

                                   PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)

(In Thousands, except number                         Six Months Ended June 30,
of shares and per share data)                            1998        1997
Interest Income
Interest and fees on loans                              $17,842      $15,349
Interest on U.S. Government and agency obligations        4,941        5,883
Interest on state and political subdivisions                 58          160
Interest on interest rate swap agreements                    33          279
Interest on federal funds sold and other investments        489          380
                                                        -------      -------
     Total interest income                               23,363       22,051

Interest Expense
Interest on deposits                                     7,978        6,549
Interest on other borrowings                             2,385        3,584
Interest on interest rate swap agreements                   32          274
                                                       -------      -------
     Total interest expense                             10,395       10,407
                                                       -------      -------
     Net interest income                                12,968       11,644

Provision for Loans Losses                                 648          572
                                                       -------      -------
  Net interest income after provision for loan losses   12,320       11,072

Other Income
Service charges on deposit accounts                        783          740
Other service charges and fees                             826          678
Other                                                      603          616
                                                       -------      -------
     Total other income                                  2,212        2,034

Operating Expenses
Salaries and employee benefits                           4,036        3,446
Premises and fixed assets                                1,276        1,057
Other                                                    2,609        1,933
                                                       -------      -------
     Total operating expenses                            7,921        6,436
                                                       -------      -------
     Income before income taxes                          6,611        6,670
Income Taxes                                             2,136        2,251
                                                       -------      -------
Net Income                                             $ 4,475      $ 4,419
                                                       =======      =======
Per Share Data
Basic Earnings per share (Net income divided           $  1.97      $  1.94
  by weighted aveage shares outstanding)
Diluted Earnings per share                             $  1.93      $  1.91
Cash dividends per share                               $  0.81      $  0.65
Weighted average number of shares outstanding        2,267,066    2,279,388

                Camden National Corporation and Subsidiaries
                       Consolidated Statements of Income
                                 (unaudited)

(In Thousands, except number                        Three Months Ended June 30,
of shares and per share data)                             1998       1997
Interest Income
Interest and fees on loans                              $ 9,162      $ 7,857
Interest on U.S. Government and agency obligations        2,365        3,176
Interest on state and political subdivisions                 27           99
Interest on interest rate swap agreements                     0           95
Interest on federal funds sold and other investments        248          212
                                                        -------      -------
     Total interest income                               11,802       11,439

Interest Expense
Interest on deposits                                      4,299        3,298
Interest on other borrowings                                846        2,077
Interest on interest rate swap agreements                     0           98
                                                        -------      -------
     Total interest expense                               5,145        5,473
                                                        -------      -------
     Net interest income                                  6,657        5,966
Provision for Loans Losses                                  324          285
                                                        -------      -------
   Net interest income after provision for loan losses    6,333        5,681

Other Income
Service charges on deposit accounts                         423          383
Other service charges and fees                              470          384
Other                                                       310          352
                                                        -------      -------
     Total other income                                   1,203        1,119

Operating Expenses
Salaries and employee benefits                            2,096        1,732
Premises and fixed assets                                   695          531
Other                                                     1,453        1,009
                                                        -------      -------
     Total operating expenses                             4,244        3,272
     Less minority interest in net income (loss)              1            3
                                                        -------      -------
     Income before income taxes                           3,291        3,525
Income Taxes                                              1,050        1,195
                                                        -------      -------
Net Income                                              $ 2,241      $ 2,330
                                                        =======      =======
Per Share Data
Basic Earnings per share                                $  0.99      $  1.03
   (Net income divided by weighted
    average shares outstanding)
Diluted Earnings per share                              $  0.97      $  1.01
Cash dividends per share                                $  0.41      $  0.33
Weighted average number of shares outstanding         2,263,956    2,271,777

                  Camden National Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (unaudited)

(In Thousands)
                                     Six Months Ended
                                          June 30
                                      1998       1997


Net income                          $ 4,475    $ 4,419
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                  4        (27)
                                    -------    -------
Comprehensive income                $ 4,479    $ 4,392
                                    =======    =======




                  Camden National Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (unaudited)

(In Thousands)
                                    Three Months Ended
                                          June 30
                                      1998       1997

[S]                                [C]         [C]

Net income                          $ 2,241     $ 2,330
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                 (1)         (4)
                                    -------     -------
Comprehensive income                $ 2,240     $ 2,326
                                    =======     =======

              Camden National Corporation and Subsidiaries
                   Consolidated Statements of Condition
                               (unaudited)

(In Thousands, except number                         June 30,     December 31,
of shares and per share data                           1998           1997
Assets
Cash and due from banks                              $ 17,757       $ 13,451
Federal funds sold                                        750          1,100
Securities available for sale                           8,922          4,312
Securities held to maturity                           124,847        160,894
Other securities                                       14,085         14,084
Residential mortgages held for sale                    16,800          7,094
Loans, less allowance for loan losses
  of $6,059 and $5,640 at June 30, 1998
  and December 31, 1997                               367,422        350,415
Bank premises and equipment                             9,106          8,786
Other real estate owned                                 1,117          1,373
Interest receivable                                     3,942          3,924
Other assets                                           18,568          8,459
                                                     --------       --------
     Total assets                                    $583,316       $573,892
                                                     ========       ========
Liabilities
Deposits:
  Demand                                             $ 58,972       $ 51,422
  NOW                                                  47,689         42,796
  Money market                                         40,390         23,452
  Savings                                              67,727         66,723
  Certificates of deposit                             232,245        189,016
                                                     --------       --------
     Total deposits                                   447,023        373,409
Borrowings from Federal Home Loan Bank                 40,173         98,514
Other borrowed funds                                   24,405         33,964
Accrued interest and other liabilities                  7,650          5,364
Minority interest in subsidiary                            87             85
                                                     --------       --------
     Total liabilities                                519,338        511,336
                                                     --------       --------
Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares                   2,436          2,436
Surplus                                                 1,410          1,410
Retained earnings                                      65,560         62,925
Net unrealized appreciation on securities
   available for sale, net of income tax                   (2)             5
                                                     --------       --------
                                                       69,404         66,776
 Less cost of 126,520 and 105,870 shares
   of treasury stock on June 30, 1998
   and December 31, 1997                                5,426          4,220
                                                     --------       --------
     Total stockholders' equity                        63,978         62,556
                                                     --------       --------
     Total liabilities and stockholders' equity      $583,316       $573,892
                                                     ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (unaudited)

(In Thousands)                                         Six Months Ended June 30
                                                           1998         1997
Operating Activities
Net Income                                               $ 4,475      $ 4,419
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                               648          572
     Depreciation and amortization                           411          357
     (Increase) decrease in interest receivable              (18)          72
     Increase in other assets                            (10,095)      (3,955)
     Increase in other liabilities                         2,290          672
     Cash receipts from sale of residential loans            169        1,537
     Origination of mortgage loans held for sale          (9,875)      (1,469)
     Loss on disposal of assets                                0            0
     Other, net                                                0            1
                                                         -------      -------
     Net cash provided by operating activities           (11,995)       2,206
                                                         -------      -------
Investing Activities
Proceeds from maturities of securities
    held to maturity                                      36,161       25,361
Proceeds from maturities of securities
    available for sale                                     2,350        2,000
Purchase of securities held to maturity                        0      (63,620)
Purchase of securities available for sale                 (6,993)           0
Purchase of Federal Home Loan Bank Stock                      (1)      (5,181)
Increase in loans                                        (17,655)     (26,786)
Net decrease in other real estate                            256          223
Purchase of premises and equipment                          (838)        (599)
Proceeds from sale of premises and equipment                   0            0
Decrease (increase)in minority position                        2           (2)
Net purchase of federal funds                                350        2,075
                                                         -------      -------
     Net cash used by investing activities                13,632      (66,529)
                                                         -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                     30,385       (8,525)
Net increase in certificates of deposit                   43,229        6,290
Net (decrease)increase in short-term borrowings          (67,900)      70,124
Purchase of treasury stock                                (1,206)      (1,111)
Sale of treasury stock                                         0            0
Cash Dividends                                            (1,839)      (1,485)
                                                         -------      -------
     Net cash provided by financing activities             2,669       65,293
                                                         -------      -------
     Increase in cash and equivalents                      4,306          970
Cash and cash equivalents at beginning of year            13,451       17,233
                                                         -------      -------
     Cash and cash equivalents at end of period          $17,757      $18,203
                                                         =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 1998, and December 31, 1997, the consolidated statements of income for the three and six months ended June 30, 1998 and June 30, 1997, the consolidated statements of comprehensive income for the three and six months ended June 30, 1998 and June 30, 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998, and June 30, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - Earnings Per Share

Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                                Six Months Ended June 30,
                                                  1998             1997

Net income, as reported                           4,475            4,419

Weighted average shares                       2,267,066        2,279,388

Effect of dilutive securities:
     Employee stock options                      51,285           40,782

Dilutive potential common shares
     Adjusted weighted average shares
        and assumed conversion                2,318,351        2,320,170

Basic earnings per share                          $1.97            $1.94
Diluted earnings per share                         1.93             1.91


NOTE 3 - Excess of Cost Over Fair Value of Assets Acquired

The excess of cost over fair value of net assets acquired in branch acquisitions is amortized to expense using the straight line method over ten years. In March, 1998 the Company's subsidiary, Camden National Bank acquired the Bucksport, Vinalhaven, Waldoboro, and Damariscotta, Maine branches of KeyBank of Maine. The acquisition was accounted for under the purchase method of accounting for business combinations.

The following is a summary of the transaction:
     Loans Acquired              7,298
     Fixed Assets                  365
     Premium on Deposits         4,760
     Other Assets                  651
     Deposits Assumed           52,421
     Other Liabilities              75
     Net Cash Received          39,422


                                  ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                                   Six Months Ending     Six Months Ending
                                     June 30, 1998         June 30, 1997
                                  -------------------   -------------------
Dollars in thousands                Amount    Average      Amount   Average
                                      of       Yield/        of      Yield/
                                   interest     Rate      interest    Rate
                                   --------   -------     --------  -------
Interest-earning assets:
Securities - taxable               $ 5,399     6.81%      $ 6,280    6.71%
Securities - nontaxable                 88     6.98%          180    6.74%
Federal funds sold                      31     5.80%           24    5.07%
Loans                               17,948     9.63%       15,454*   9.54%
                                   -------    ------      -------   ------
Total earning assets                23,466     8.77%       21,938    8.48%
Interest-bearing liabilities:
NOW accounts                           280     1.21%          268    1.33%
Savings accounts                     1,108     3.32%        1,042    3.33%
Money Market accounts                  686     3.73%          379    3.16%
Certificates of deposit              5,853     5.54%        4,826    5.36%
Short-term borrowings                2,388     5.36%        3,584    5.46%
Broker Certificates of deposit          48     5.81%           34    6.15%
                                   -------    ------      -------   ------
Total interest-bearing
  liabilities                       10,363     4.59%       10,133    4.61%

Net interest income
(fully-taxable equivalent)          13,103                 11,805

Less: fully-taxable
   equivalent adjustment              (135)                  (161)
                                   -------                -------
                                   $12,968                $11,644
                                   =======                =======
Net Interest Rate Spread
 (fully-taxable equivalent)                    4.18%                 3.87%
Net Interest Margin
 (fully-taxable equivalent)                    4.90%                 4.56%

*Includes net swap income figures (in thousands) - June 1998 $1 and June 1997 $5.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                                       AVERAGE DAILY BALANCE SHEETS
Dollars in thousands
                                         Six Months Ended June 30,
                                           1998             1997
                                           ----             ----
Interest-earning assets:
 Securities - taxable                   $158,612         $187,114
 Securities - nontaxable                   2,520            5,342
 Federal funds sold                        1,069              947
 Loans                                   372,936          323,996
                                        --------         --------
Total earning assets                     535,137          517,399

Cash and due from banks                   15,512           12,837
Other assets                              28,750           22,351
Less allowance for loan losses            (5,899)          (4,643)
                                        --------         --------
Total assets                            $573,500         $547,944
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 46,273         $ 40,437
 Savings accounts                         66,826           62,549
 Money market accounts                    36,788           23,961
 Certificates of deposits                211,162          180,025
 Short-term borrowings                    89,031          131,209
 Broker certificates                       1,653            1,105
                                        --------         --------
Total interest-bearing liabilities       451,733          439,286
Demand deposits                           52,288           44,248
Other liabilities                          6,207            5,690
Shareholders' equity                      63,272           58,720
                                        --------         --------
Total liabilities and
 stockholders' equity                   $573,500         $547,944
                                        ========         ========

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                               June 1998 Over June 1997
                         ----------------------------------
                           Change       Change
                           Due to       Due to      Total
In thousands               Volume       Rate        Change
                           -------      -------     -------

Interest-earning assets:
  Securities--taxable         (957)          76        (881)
  Securities--nontaxable       (95)           3         (92)
  Federal funds sold             3            4           7
  Loans                      2,334          160       2,494
                           -------      -------     -------
Total interest income        1,285          243       1,528

Interest-bearing liabilities:
  NOW accounts                  39          (27)         12
  Savings accounts              71           (5)         66
  Money market accounts        203          104         307
  Certificates of deposit      835          192       1,027
  Short-term borrowings     (1,152)         (44)     (1,196)
  Broker certificates           17           (3)         14
                           -------      -------     -------
Total interest expense          13          217         230

Net interest income          1,272           26       1,298
(fully taxable equivalent) =======      =======     =======




ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

FINANCIAL CONDITION

During the first six months of 1998, consolidated assets increased by $9.4 million to $583.3 million. This increase was the result of an increase in the loan portfolio of $26.7 million or 7.5%. This increase was in part the result of acquired loan assets from the purchase of four branches by one of the Company's bank subsidiaries, Camden National Bank. This purchase accounted for $7.2 million of the growth in the loan portfolio. The increase in loans was somewhat offset by a reduction in the investment portfolio. During the first half of 1998, the funds resulting from the cash flows and maturities in the investment portfolio were used to fund loan growth and to pay down borrowings. The Company did not want to aggressively purchase securities during a time of relatively low interest rates.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1997, deposits have increased by $73.6 million or 19.7%. The major reason for this increase was the deposits acquired when the Company's subsidiary, Camden National Bank, purchased four branches from KeyBank during the first quarter of 1998. Total deposits obtained through the purchase of the four branches were $52.4 million. When the new branches were acquired, excess deposits were utilized by paying back borrowed funds to the Federal Home Loan Bank. Both of the Company's banking subsidiaries continue to experience extreme competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have decreased by $68.9 million or 51.6% since December 31, 1997. The major reason for this decrease was the deposits acquired with the four new branches. However, the Company does view borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first six months of 1998, $648,000 was added to the reserve for loan losses, resulting in an allowance of $6.1 million, or 1.58%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at June 30, 1998, of 16.04% and 17.29% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1997 were 18.2% and 19.5%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first six months of 1998 Camden National Bank paid dividends to the Company in the amount of $3.0 million. The Company paid dividends to shareholders in the amount of $1.8 million. The remaining amount of $1.2 million was used for treasury stock transactions by the Company.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $4,475,000, an increase of $56,000 or 1.3% above 1997's first six month's net income of $4,419,000. The major contributing factor was the increase in loans, which resulted in an increase in net interest income. Second quarter earnings of $2,241,000 were down slightly from second quarter 1997 earnings of $2,330,000 but ahead of first quarter 1998 results of $2,234,000.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 1998 was $13.1 million, a 11.0% or $1.3 million increase over the net interest income for the first six months of 1997 of $11.8 million. Interest income on loans increased by $2.5 million. This increase was primarily due to the increase in loan volume, with a slight accompanying increase in yields from 9.54% during the first six months of 1997 to 9.63% during the first six months of 1998. The Company experienced a decrease in interest income on investments during the first six months of 1998 compared to the same period in 1997 due to decline in volume, which was offset slightly by an increase in yield. The Company's net interest expense on deposits and borrowings increased by $.2 million during the first six months of 1998 compared to the same period in 1997. This increase was due to a combination of volume and rate increases.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 9-11 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the six months ended June 30, 1998 and 1997. The second of these tables presents average assets liabilities and stockholders' equity for the six months ended June 30, 1998 and 1997. The third table presents an analysis of volume and rate change on net interest income and expense from June 30, 1997 to June 30, 1998.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $1,000 in the first six months of 1998 compared to an increase of $5,000 in the first six months of 1997.

NONINTEREST INCOME

There was a $178,000 or 8.8% increase in total noninterest income in the first six months of 1998 compared to the first six months of 1997.
Service charges on deposit accounts increased $40,000 or 5.8% for the first six months of 1998 compared to 1997. This increase was the result of increased deposit balances. Other service charges and fees increased by $148,000 or 21.8% in the first six months of 1998 compared to 1997. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income decreased by $13,000 from $616,000 in the first six months of 1997 to $603,000 in 1998. The major contributing factor for the reduction was an investment recovery of $65,000 recorded in 1997.

NONINTEREST EXPENSE

There was a $1,485,000 or 23.1% increase in total noninterest expenses in the first six months of 1998 compared to the first six months of 1997.
Salaries and employee benefits cost increased by $590,000 or 17.1% in the first six months of 1998 compared to 1997. This increase was the result of normal annual increases, additions to staff (including the staff at the branches acquired in March of 1998) and higher pension benefit costs.
Other operating expenses increased by $895,000 or 30.0%. The major contributing factors for this increase were equipment costs, credit card expenses, data processing, marketing, supply costs, and amortization of deposit premium. With the addition of four new branches to the Camden National Bank subsidiary higher than normal expenses were incurred in the areas of data processing, marketing and supplies. In addition, the amortization of deposit premium of $139,000 was recorded in 1998, which was the result of the new branches acquired in March 1998.

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

The Financial Accounting Standards Board issued the following statements of accounting standards (SFAS) during 1997:

     SFAS No. 128   Earnings Per Share
     SFAS No. 129   Disclosure of Information about Capital Structure
     SFAS No. 130   Reporting Comprehensive Income
     SFAS No. 131   Disclosures about Segments of an Enterprise and Related
                    Information
     SFAS No. 133   Accounting for Derivative Instruments and Hedging
                    Activites

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

In February 1998, the Financial Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits: effective for financial statements for the fiscal year beginning after December 15, 1997. SFAS No. 132, which supersedes the benefit disclosure requirements in FASB Statements No's 87, 77 and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting SFAS No. 132.

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

The Company's subsidiary, Camden National Bank expressed, to the Comptroller of the Currency, in a letter dated July 23, 1996, its desire to change its capital structure by reducing its common stock or surplus in an amount not to exceed $4,700,000 to accommodate the above described "Share Repurchase Plan." This will reduce the Company's excess capital position and should improve shareholder return on equity.

In a letter dated August 16, 1996 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder. As of June 30, 1998, a total of 97,090 shares had been repurchased through this plan.

EXPANSION. The Company's subsidiary, Camden National Bank, entered into a definitive agreement to purchase four KeyBank branches in the Mid-Coast Maine area during the third quarter of 1997. These branches are located in the communities of Waldoboro, Damariscotta, Vinalhaven and Bucksport. The Company considered the acquisition of these branches a logical move in expanding its current service area. The acquisition of these branches was completed March 16, 1998.

     The Company's subsidiary, United Bank, entered into an agreement to purchase three branch offices from Fleet Bank of Maine. The three offices, are located in the communities of Dover-Foxcroft, Greenville and Milo. The Company considered the acquisition of these branches a logical extension of the markets we serve in Penobscot and Somerset Counties. This branch acquisition, which is subject to regulatory approval, is expected to close in early fall 1998. In addition to this acquisition, United Bank will be opening a new branch location in the community of Winterport, Maine.


Item 4.  Submission Matters to a vote of Security holders.

 (a)  The annual meeting of shareholders was held on May 5, 1998.

 (c) Matters voted upon at the meeting. 1) To elect as director the nominees -- Peter T. Allen, Robert J. Gagnon, John S. McCormick, Jr., and Richard N. Simoneau. Total votes cast: 1,802,854, with 1,801,834 FOR, and 1,020 WITHHELD. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 1998. Total votes cast: 1,802,854, with 1,801,924 FOR, 100 AGAINST, and 830 ABSTAIN. 3) In their discretion, the proxy holders are authorized to vote upon such other business as may be properly presented at the meeting or matters incidental to the conduct of the meeting. Total votes cast: 1,802,854, with 1,783,635 FOR, 7,270 AGAINST, and 11,949 ABSTAIN.


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

CAMDEN NATIONAL CORPORATION
(Registrant)




Keith C. Patten (signature)              08/14/98
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer




Susan M. Westfall (signature)            08/14/98
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer