Form 10-Q
period 1998-09-30
CAMDEN NATIONAL CORP
filed 1998-11-17
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           September 30, 1998

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

     Outstanding at September 30, 1998: Common stock (no par value) 2,248,060 shares.

                      CAMDEN NATIONAL CORPORATION

             Form 10-Q for the quarter ended September 30, 1998

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION
                                                             PAGE
Consolidated Statements of Income
   Nine Months Ended September 30, 1998 and 1997               3

Consolidated Statements of Income
   Three Months Ended September 30, 1998 and 1997              4

Consolidated Statements of Comprehensive Income
   Nine Months Ended September 30, 1998 and 1997               5

Consolidated Statements of Comprehensive Income
   Three Months Ended September 30, 1998 and 1997              5

Consolidated Statements of Conditions
   September 30, 1998 and 1997 and December 31, 1997           6

Consolidated Statement of Cash Flows
   Nine Months Ended September 30, 1998 and 1997               7

Notes to Consolidated Financial Statements
   Nine Months Ended September 30, 1998 and 1997              8-9

Analysis of Change in Net Interest Margin
   Nine Months Ended September 30, 1998 and 1997               9

Average Daily Balance Sheets
   Nine Months Ended September 30, 1998 and 1997              10

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses September 30, 1998 over September 30, 1997      11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                          11-17

PART II.

ITEM 4. Submission Matters to a Vote of Security holders      18

ITEM 6. Exhibits and Reports on Form 8-K                      18

SIGNATURES                                                    19

EXHIBITS                                                      20

                                   PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statement of Income
                               (unaudited)


(In Thousands, except number                   Nine Months Ended September 30,
 of shares and per share data)                        1998        1997
Interest Income
Interest and fees on loans                            $27,279      $23,556
Interest on U.S. Government and agency obligations      7,182        8,905
Interest on state and political subdivisions               83          209
Interest on interest rate swap agreements                  33          344
Interest on federal funds sold and other investments      775          603
                                                      -------      -------
     Total interest income                             35,352       33,617

Interest Expense
Interest on deposits                                   12,417        9,967
Interest on other borrowings                            3,043        5,560
Interest on interest rate swap agreements                  32          347
                                                      -------      -------
     Total interest expense                            15,492       15,874
                                                      -------      -------
     Net interest income                               19,860       17,743
Provision for Loans Losses                                992          957
                                                      -------      -------
 Net interest income after provision for loan losses   18,868       16,786

Other Income
Service charges on deposit accounts                     1,240        1,120
Other service charges and fees                          1,586        1,398
Other                                                     945          887
                                                      -------      -------
     Total other income                                 3,771        3,405

Operating Expenses
Salaries and employee benefits                          6,244        5,303
Premises and fixed assets                               1,504        1,606
Other                                                   4,601        3,131
                                                      -------      -------
     Total operating expenses                          12,349       10,040
                                                      -------      -------
     Income before income taxes                        10,290       10,151
Income Taxes                                            3,301        3,417
                                                      -------      -------
Net Income                                            $ 6,989      $ 6,734
                                                      =======      =======
Per Share Data
Basic Earnings per share  (Net income divided           $3.09        $2.96
   by weighted average shares outstanding)
Diluted Earnings per share                              $3.03        $2.91
Cash dividends per share                                $1.23        $0.99
Weighted average number of shares outstanding       2,261,040    2,275,326

                Camden National Corporation and Subsidiaries
                       Consolidated Statements of Income
                                 (unaudited)

(In Thousands, except number                    Three Months Ended September 30,
 of shares and per share data)                          1998       1997
Interest Income
Interest and fees on loans                              $ 9,437      $ 8,207
Interest on U.S. Government and agency obligations        2,241        3,022
Interest on state and political subdivisions                 25           49
Interest on interest rate swap agreements                     0           65
Interest on federal funds sold and other investments        286          223
                                                        -------      -------
     Total interest income                               11,989       11,566

Interest Expense
Interest on deposits                                      4,439        3,418
Interest on other borrowings                                658        1,976
Interest on interest rate swap agreements                     0           73
                                                         ------       ------
     Total interest expense                               5,097        5,467
                                                         ------       ------
     Net interest income                                  6,892        6,099
Provision for Loans Losses                                  344          385
                                                         ------       ------
   Net interest income after provision for loan losses    6,548        5,714

Other Income
Service charges on deposit accounts                         457          380
Other service charges and fees                              760          720
Other                                                       342          271
                                                         ------       ------
     Total other income                                   1,559        1,371

Operating Expenses
Salaries and employee benefits                            2,208        1,857
Premises and fixed assets                                   472          549
Other                                                     1,748        1,197
                                                         ------       ------
     Total operating expenses                             4,428        3,603
     Less minority interest in net income (loss)              0            1
                                                         ------       ------
     Income before income taxes                           3,679        3,481
Income Taxes                                              1,165        1,166
                                                         ------       ------
Net Income                                              $ 2,514      $ 2,315
                                                        =======      =======
Per Share Data
Basic Earnings per share                                  $1.12        $1.02
   (Net income divided by weighted
    average shares outstanding)
Diluted Earnings per share                                $1.09        $1.00
Cash dividends per share                                  $0.42        $0.34
Weighted average number of shares outstanding         2,249,185    2,267,336

                Camden National Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income
                                 (unaudited)

(In Thousands)
                                     Nine Months Ended
                                        September 30
                                      1998       1997

Net income                          $ 6,989    $ 6,734
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                 11        (26)
                                    -------    -------
Comprehensive income                $ 7,000    $ 6,708
                                    =======    =======






                Camden National Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income
                               (unaudited)

(In Thousands)

                                  Three Months Ended
                                     September 30
                                     1998       1997

Net income                          $ 2,514    $ 2,315
Other comprehensive income,
   net of tax:
    Change in unrealized
      gains on securities               18           1
                                   -------      ------
Comprehensive income               $ 2,532     $ 2,316
                                   =======      ======


              Camden National Corporation and Subsidiaries
                   Consolidated Statements of Condition
                               (unaudited)

(In Thousands, except number                    September 30,    December 31,
 of shares and per share data                      1998           1997
Assets
Cash and due from banks                           $ 18,040       $ 13,451
Federal funds sold                                   6,007          1,100
Securities available for sale                       17,440          4,312
Securities held to maturity                        102,908        160,894
Other securities                                    14,085         14,084
Residential mortgages held for sale                 16,125          7,094
Loans, less allowance for loan losses
    of $6,306 and $5,640 at September 30, 1998
    and December 31, 1997                          389,957        350,415
Bank premises and equipment                          9,120          8,786
Other real estate owned                                883          1,373
Interest receivable                                  3,524          3,924
Other assets                                        18,742          8,459
                                                  --------       --------
     Total assets                                 $596,831       $573,892
                                                  ========       ========
Liabilities
Deposits:
  Demand                                          $ 65,713       $ 51,422
  NOW                                               53,514         42,796
  Money market                                      46,962         23,452
  Savings                                           72,942         66,723
  Certificates of deposit                          243,039        189,016
                                                  --------       --------
     Total deposit                                 482,170        373,409
Borrowings from Federal Home Loan Bank              20,157         98,514
Other borrowed funds                                20,647         33,964
Accrued interest and other liabilities               8,284          5,364
Minority interest in subsidiary                         90             85
                                                  --------       --------
     Total liabilities                             531,348        511,336
                                                  --------       --------
 Stockholders' Equity
Common stock, no par value; authorized
   5,000,000, issued 2,376,080 shares                2,436          2,436
Surplus                                              1,410          1,410
Retained earnings                                   67,130         62,925
Net unrealized appreciation on securities
    available for sale, net of income tax               16              5
                                                  --------       --------
                                                    70,992         66,776
 Less cost of 128,020 and 105,870 shares
   of treasury stock on September 30, 1998
   and December 31, 1997                             5,509          4,220
                                                  --------       --------
     Total stockholders' equity                     65,483         62,556
                                                  --------       --------
     Total liabilities and stockholders' equity   $596,831       $573,892
                                                  ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (unaudited)

(In Thousands)                                Nine Months Ended September 30,
                                                    1998         1997
Operating Activities
Net Income                                          $ 6,989      $ 6,734
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                          992          957
     Depreciation and amortization                      519          534
     (Increase) Decrease in interest receivable         400          491
     Increase in other assets                       (10,191)      (4,262)
     Increase in other liabilities                    2,920        1,463
     Cash receipts from sale of residential loans     1,737        1,537
     Origination of mortgage loans held for sale    (10,768)      (3,891)
     Loss on disposal of assets                           0            0
     Other, net                                           0           (1)
                                                    -------      -------
     Net cash provided by operating activities       (7,402)       3,562
                                                    -------      -------
Investing Activities
Proceeds from maturities of
   securities held to maturity                       58,185       40,300
Proceeds from maturities of
   securities available for sale                      2,864        8,000
Purchase of securities held to maturity                   0      (63,620)
Purchase of securities available for sale           (16,013)           0
Purchase of Federal Home Loan Bank Stock                 (1)      (5,887)
Increase in loans                                   (40,534)     (33,574)
Net decrease in other real estate                       490           55
Purchase of premises and equipment                   (1,102)        (725)
Proceeds from sale of premises and equipment              0            0
Decrease (increase)in minority position                  (5)          (3)
Net purchase of federal funds                        (4,907)       2,075
                                                    -------      -------
     Net cash used by investing activities           (1,023)     (53,379)
                                                    -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                54,738       12,498
Net increase in certificates of deposit              54,023        7,606
Net (decrease)increase in short-term borrowings     (91,674)      34,704
Purchase of treasury stock                           (1,289)      (1,336)
Sale of treasury stock                                    0            0
Cash Dividends                                       (2,784)      (2,257)
                                                    -------      -------
     Net cash provided by financing activities       13,014       51,215
                                                    -------      -------
     Increase in cash and equivalents                 4,589        1,398
Cash and cash equivalents at beginning of year       13,451       17,233
                                                    -------      -------
     Cash and cash equivalents at end of period     $18,040      $18,631
                                                    =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of Camden National Corporation, as of September 30, 1998, and December 31, 1997, the consolidated statements of income for the three and nine months ended September 30, 1998 and September 30, 1997, the consolidated statements of comprehensive income for the three and nine months ended September 30, 1998 and September 30, 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998, and September 30, 1997. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1998 period is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - Earnings Per Share

Earnings Per Share. Basic earnings per share date is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                            Nine Months Ended September 30,
                                                  1998             1997

Net income, as reported                           6,989            6,734

Weighted average shares                       2,261,040        2,275,326

Effect of dilutive securities:
     Employee stock options                      47,709           42,359

Dilutive potential common shares
     Adjusted weighted average shares
        and assumed conversion                2,308,749        2,317,685

Basic earnings per share                          $3.09            $2.96
Diluted earnings per share                         3.03             2.91

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

The following is a summary of the transaction:
     Loans Acquired              7,298
     Fixed Assets                  365
     Premium on Deposits         4,760
     Other Assets                  651
     Deposits Assumed           52,421
     Other Liabilities              75
     Net Cash Received          39,422


                           ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                             Nine Months Ending    Nine Months Ending
                             September 30, 1998    September 30, 1997
                            -------------------   -------------------
Dollars in thousands          Amount    Average      Amount   Average
                                of       Yield/        of      Yield/
                             interest     Rate      interest    Rate
                             --------   -------     --------  -------
Interest-earning assets:
Securities - taxable         $ 7,882     7.21%      $ 9,507    6.75%
Securities - nontaxable          125     6.95%          256    6.75%
Federal funds sold                76     5.44%           41    5.02%
Loans                         27,440     9.60%       23,715*   9.56%
                             -------    ------      -------   ------
Total earning assets          35,523     8.92%       33,519    8.52%
Interest-bearing liabilities:
NOW accounts                     422     1.17%          405    1.32%
Savings accounts               1,661     3.25%        1,588    3.35%
Money Market accounts          1,117     3.76%          576    3.18%
Certificates of deposit        9,078     5.57%        7,361    5.41%
Short-term borrowings          3,046     5.30%        5,560    5.52%
Broker Certificates of deposit   135     5.77%           37    6.36%
                             -------    ------      -------   ------
Total interest-bearing
  liabilities                 15,459     4.55%       15,527    4.65%

Net interest income
(fully-taxable equivalent)    20,064                 17,992

Less: fully-taxable
   equivalent adjustment        (204)                  (249)
                             -------                -------
                             $19,860                $17,743
                             =======                =======
Net Interest Rate Spread
 (fully-taxable equivalent)              4.36%                 3.87%
Net Interest Margin
 (fully-taxable equivalent)              5.04%                 4.57%


*Includes net swap income figures (in thousands) - September 1998 $1 and September 1997 ($3).

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                                       AVERAGE DAILY BALANCE SHEETS
Dollars in thousands
                                       Nine Months Ended September 30,
                                            1998             1997
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $145,702         $187,762
 Securities - nontaxable                   2,399            5,061
 Federal funds sold                        1,862            1,088
 Loans                                   381,252          330,597
                                        --------         --------
Total earning assets                     531,215          524,508

Cash and due from banks                   16,646           13,313
Other assets                              37,281           22,659

Less allowance for loan losses            (5,997)          (4,723)
                                        --------         --------
Total assets                            $579,145         $555,757
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 48,071         $ 40,952
 Savings accounts                         68,123           63,269
 Money market accounts                    39,637           24,147
 Certificates of deposits                217,268          181,371
 Short-term borrowings                    76,655          134,263
 Broker certificates                       3,121              776
                                        --------         --------
Total interest-bearing liabilities       452,875          444,778
Demand deposits                           56,516           46,350
Other liabilities                          5,734            5,249
Shareholders' equity                      64,020           59,380
                                        --------         --------
Total liabilities and
 stockholders' equity                   $579,145         $555,757
                                        ========         ========

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                            September 1998 Over September 1997
                            ----------------------------------
                              Change       Change
                              Due to       Due to      Total
In thousands                  Volume       Rate        Change
                              -------      -------     -------

Interest-earning assets:
  Securities--taxable          (2,130)         505      (1,625)
  Securities--nontaxable         (135)           4        (131)
  Federal funds sold               29            6          35
  Loans                         3,634           91       3,725
                              -------      -------     -------
Total interest income           1,398          606       2,004

Interest-bearing liabilities:
  NOW accounts                     70          (53)         17
  Savings accounts                122          (49)         73
  Money market accounts           369          172         541
  Certificates of deposit       1,457          260       1,717
  Short-term borrowings        (2,386)        (128)     (2,514)
  Broker certificates             112          (14)         98
                              -------      -------     -------
Total interest expense           (256)         188         (68)

Net interest income             1,654          418       2,072
(fully taxable equivalent)    =======      =======     =======



ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

FINANCIAL CONDITION

During the first nine months of 1998, consolidated assets increased by $22.9 million to $596.8 million. This increase was the result of an increase in the loan portfolio of $49.2 million or 13.6%. This increase was in part the result of acquired loan assets from the purchase of four branches by one of the Company's bank subsidiaries, Camden National Bank. This purchase accounted for $7.2 million of the growth in the loan portfolio. The increase in loans was somewhat offset by a reduction in the investment portfolio. During the first half of 1998, the funds resulting from the cash flows and maturities in the investment portfolio were used to fund loan growth and to pay down borrowings. The Company did not want to aggressively purchase securities during a time of relatively low interest rates. However, during the latter part of the third quarter the reduction in interest rates, resulting in the price of some investment securities to be more attractive. Therefore, the Company started replacing some of the maturies occuring in the investment portfolio.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1997, deposits have increased by $108.8 million or 29.1%. The major reason for this increase was the deposits acquired when the Company's subsidiary, Camden National Bank, purchased four branches from KeyBank during the first quarter of 1998. Total deposits obtained through the purchase of the four branches were $52.4 million. When the new branches were acquired, excess deposits were utilized by paying back borrowed funds to the Federal Home Loan Bank. Both of the Company's banking subsidiaries continue to experience extreme competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have decreased by $91.7 million or 62.2% since December 31, 1997. The major reason for this decrease was the deposits acquired with the four new branches. The Company does however, views borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first nine months of 1998, $992,000 was added to the reserve for loan losses, resulting in an allowance of $6.3 million, or 1.53%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at September 30, 1998, of 15.19% and 16.44% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1997 were 18.2% and 19.5%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first nine months of 1998 Camden National Bank paid dividends to the Company in the amount of $4.1 million. The Company paid dividends to shareholders in the amount of $2.8 million. The remaining amount of $1.3 million was used for treasury stock transactions by the Company.


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $6,989,000, an increase of $255,000 or 3.8% above 1997's first nine month's net income of $6,734,000. The major contributing factor was the increase in loans, which resulted in an increase in net interest income. Third quarter earnings of $2,514,000 were up from third quarter 1997 earnings of $2,315,000.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 1998 was $20.0 million, a 11.5% or $2.0 million increase over the net interest income for the first nine months of 1997 of $18.0 million. Interest income on loans increased by $3.7 million. This increase was primarily due the increase in loan volume, with a slight accompanying increase in yields from 9.56% during the first nine months of 1997 to 9.60% during the first nine months of 1998. The Company experienced a decrease in interest income on investments during the first nine months of 1998 compared to the same period in 1997 due to decline in volume, which was offset slightly by an increase in yield. The Company's net interest expense on deposits and borrowings decreased slightly during the first nine months of 1998 compared to the same period in 1997. This decrease was the result of borrowed funds being replaced by lower costing deposits.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8-9 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the nine months ended September 30, 1998 and 1997. The second of these tables presents average assets liabilities and stockholders' equity for the six months ended September 30, 1998 and 1997. The third table presents an analysis of volume and rate change on net interest income and expense from Septebmer 30, 1997 to September 30, 1998.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. The net results were an increase in net interest income of $1,000 in the first nine months of 1998 compared to a decrease of $3,000 in the first nine months of 1997.

NONINTEREST INCOME

There was a $366,000 or 10.7% increase in total noninterest income in the first nine months of 1998 compared to the first nine months of 1997.
Service charges on deposit accounts increased $120,000 or 10.7% for the first nine months of 1998 compared to 1997. This increase was the result of increased deposits balances and an increase in overdraft fees. Other service charges and fees increased by $188,000 or 13.4% in the first nine months of 1998 compared to 1997. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $58,000 in the first nine months of 1998 compared to 1997.

NONINTEREST EXPENSE

There was a $2,309,000 or 23.0% increase in total noninterest expenses in the first nine months of 1998 compared to the first nine months of 1997.
Salaries and employee benefits cost increased by $941,000 or 17.7% in the first nine months of 1998 compared to 1997. This increase was the result of normal annual increases, additions to staff (including the staff at the branches acquired in March of 1998) and higher pension benefit costs.
Other operating expenses increased by $1,368,000 or 28.9%. The major contributing factors for this increase were credit card expenses, data processing, marketing, supply costs, and amortization of deposit premium. With the addition of four new branches to the Camden National Bank subsidiary higher than normal expenses were incurred in the areas of data processing, marketing and supplies. In addition, the amortization of deposit premium of $257,831 was recorded in 1998, which was the result of the new branches acquired in March 1998.



YEAR 2000

The Year 2000 issue refers to the fact that many computers were originally programmed using two digits rather than four digits when referring to the applicable year. When the year 2000 occurs, these systems will read the year as 1900 rather than 2000. Unless software and hardware systems are corrected to be Year 2000 compliant, computers could generate miscalculations and create operational problems. Year 2000 compliant means having computer systems that accurately process date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and leap year calculations (correctly recognizes the date 02/29/2000). Furthermore, Year 2000 compliant information technology, when used in combination with other information technology, shall accurately process date/time data if the other information technology properly exchanges date/time data with it.

To assist in identifying any and all exposures that the Company may have and to help make all the appropriate changes necessary to allow for a smooth transition into the new millennium the Company engaged an outside consulting firm (Vitex Inc.). The Company's Executive Operations and Technology Committee manages the Year 2000 project with the assistance of Vitex Inc. The Committee developed a Year 2000 Plan to address the Company's exposure to potential problems arising from the Year 2000. The plan is based on the Federal Financial Institution Examination Council (FFIEC) Guidelines. The Committee keeps senior management and the board of directors apprised of the status of the Year 2000 project monthly.

The Company has completed the awareness and assessment phases of the plan. To heighten awareness training sessions were held to educate employees, customers and business relationships of the issues associated with the Year 2000. As part of the assessment phase the Company reviewed its inventory of all software and hardware and service providers, with the help of Vitex Inc.
The priority of each system was determined by identifying each as either low, medium, high or mission critical. In addition, as part of the assessment phase the Company examined its business customers with which it have significant exposure. These customers were contacted to determine if they have adequately addressed their exposures to the Year 2000 problem.

Implementation of the certification phase (contingency planning) will be completed by June 1999. The Company's Remediation Contingency Plan mitigates the risks associated with the failure to successfully complete renovation, validation, and implementation of mission critical systems. The Company has initiated a monitoring program to track the progress of each vendor or service provider whose product or company is currently not in compliance. Each mission critical service provider or product that is not already deemed compliant, will have a "trigger" date associated with it. If, by that date, the vendor or provider has not delivered a compliant product or service, the Company will examine and solicit an alternate solution for that particular service or product.

In the renovation phase most fixes and upgrades have been made to non-compliant systems. The Company has only minor renovations to correct problems and these pertain mostly to medium and low priority items. As part of the validation phase the Company has tested the Core system and other mission critical and high priority systems will be tested by December 31, 1998. An essential component of preparing for the Year 2000 problem and beyond is developing options for the board of directors and senior management if any or all of the Company's systems fail or cannot be made Year 2000 ready. Therefore, the Company is developing Year 2000 contingency plans for all of its mission critical products and services. These plans are designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of our Year 2000 readiness plan (Remediation Plan); or (2) the failure to any of our systems at critical dates (Business Resumption Plan). Our Contingency Plan includes the development of
a Crisis Management Team to handle any unforeseen problems.   Although the
Company does not expect there to be any problems, it will outline procedures to handle any if there is a mission critical system failure. A general contingency plan will be developed for non-mission critical systems.

The Company's Year 2000 business resumption contingency plans will detail the pre-determined actions that will be executed in the event of failure of any mission critical service and product as defined in the Year 2000 inventory list. The intent of these plans is to describe how the Company will resume normal business operations if remediated systems do not perform as planned and required before or after the turn of the century. The basic priorities for restoring service will be based on the essential application processing required to provide the Company's financial services to its customers. The Company is conducting business impact analysis for each mission critical area to identify potential disruption and the effect such disruption could have on business operations should a service provider or software vendor be unable to operate in Year 2000 compliant environment. The Company is analyzing strategies and identifying resources that will be required to restore systems and or business operations. As part of the emergency plan for each individual mission critical item, the Company will include a recovery program that identifies participants, processes, and equipment that might be needed for the Company to function at an adequate level. The program will ensure that all participants are aware of their roles, adequately trained, and able to do whatever is necessary to restore operations.

The estimated cost to address all of the Year 2000 issues is between $300,000
- $500,000. On the high side this includes $250,000 to upgrade software and hardware systems, $100,000 for testing of systems, $50,000 for consulting fees, $100,000 for existing personnel costs to effectively implement the Year 2000 Plan.

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

OTHER MATTERS

SHARE REPURCHASE PLAN. Camden National Corporation (CNC) will seek to repurchase up to $6,000,000 worth of its outstanding shares during the succeeding twelve months following the adoption of this plan. The Board of Directors approved funding of this plan on October 13, 1998. The repurchase will be effected as follows:

     1. All of CNC's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that CNC may repurchase shares from others provided that the same have not been solicited by or on behalf of CNC. For this purpose, CNC shall utilize the services of any registered broker or dealer.

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

The Camden National Bank expressed, to the Comptroller of the Currency, in a letter dated September 3, 1998, its desire to change its capital structure by reducing its common stock or surplus in an amount not to exceed $6,000,000 to accommodate the above described "Share Repurchase Plan." This will reduce the Company's excess capital position and should improve shareholder return on equity.

In a letter dated September 25, 1998 from the Comptroller of the Currency's office approval was granted with the understanding that the reduction in capital will be accomplished through a reduction in Camden National Bank's surplus account and a corresponding distribution to Camden National Corporation, the bank's sole shareholder.

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

     The Company's subsidiary, United Bank, entered into an agreement to purchase three branch offices from Fleet Bank of Maine. The three offices, are located in the communities of Dover-Foxcroft, Greenville and Milo. The Company considered the acquisition of these branches a logical extension of the markets we serve in Penobscot and Somerset Counties. This branch acquisition is scheduled to close on October 2, 1998. In addition, United Bank plans to open a branch location in the community of Winterport on October 2, 1998.


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

CAMDEN NATIONAL CORPORATION
(Registrant)




Keith C. Patten (signature)              11/16/98
-------------------------------------    --------
Keith C. Patten                          Date
President and Chief Executive Officer



Susan M. Westfall (signature)            11/16/98
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer