Form 10-K
period 1998-12-31
CAMDEN NATIONAL CORP
filed 1999-04-01
CIK 750686

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1998
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999 is: Common stock - $98,062,905

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998 is: Common stock - 6,656,310

     Listed hereunder are documents incorporated by reference and the Part of the form 10-K into which the document is incorporated:

     (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II, Items 5, 6, 7 and 8.

     (2) The definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the commission prior to April 30, 1999 pursuant to Regulation 14A of the General Rules and Regulations of The Commission is incorporated into Part III of the Form 10-K.





























                                        Index

Item #    Description                                             Page
------    -----------                                             ----
  1       Business                                                  3

  2       Properties                                                8

  3       Pending Legal Proceeding                                  9

  4       Submission of Matters to a Vote of Security Holders       9

  5       Market for Registrant's Common Equity and Related
          Stockholders Matters                                      9

  6       Selected Financial Data                                   9

  7       Management's Discussion and Analysis of Financial
          Condition and Results of Operation                       10

  7A      Quantitative and Qualitative Disclosures about
          Market Risks                                             18

  8       Financial Statements and Supplementary Data              18

  9       Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                      18

 10       Directors and Executive Officers of the Registrant       19

 11       Executive Compensation                                   19

 12       Security Ownership of Certain Beneficial Owners
          and Management                                           19

 13       Certain Relationships and Related Transactions           19

 14       Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                              19


                                    PART I

Item 1.  Business

     Camden National Corporation, ("the Company") is a multi-bank and financial services holding company headquartered in Camden, Maine. The Company was founded on January 2, 1985 as a result of a corporate reorganization, in which the shareholders of Camden National Bank, which was founded in 1875, exchanged their stock for shares of the Company, and Camden National Bank became a wholly-owned subsidiary of the Company. As of December 29, 1995 the Company acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of Trust Company of Maine, Inc. by merging with their then parent company, UNITEDCORP, Bangor, Maine. As of December 31, 1998, the Company's securities consisted of one class of common stock, no par value, of which there were 6,656,310 shares outstanding held of record by approximately 802 shareholders.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,Camden National Bank and United Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company's wholly-owned bank subsidiaries are independent commercial banks with branches serving both mid-coast and central Maine. The banks are full-service financial institutions that focus primarily on attracting deposits from the general public through their branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. Camden National Bank is a national banking organization based in Camden, Maine, and offers services in the communities of Camden, Union, Rockland, Thomaston, Belfast, Bucksport, Vinalhaven, Damariscotta, and Waldoboro. Camden National Bank is the largest independent commercial bank in Maine. United Bank is a banking organization chartered under the laws of the State of Maine based in Bangor, Maine, and offers services in the communities of Bangor, Corinth, Hampden, Hermon, Jackman, Greeville, Dover-Foxcroft, Milo and Winterport Maine.

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

     The Company competes principally in mid-coast Maine through its largest subsidiary, Camden National Bank. Camden National Bank considers its primary market areas to be in two counties, Knox and Waldo counties. These two counties have a combined population of approximately 76,000 people. The economy of the these counties is based primarily on tourism, and is also supported by a substantial population of retirees. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within Camden National Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

     The Company had consolidated asset growth of 16.4% or $94.1 million during 1998. The primary contributing factors to this growth were the increase in lending activity and the acquisition of seven branches by the Company's bank subsidiaries. As the business continued to grow during this past year, each subsidiary focused on customer service. Supporting this concept, is the Company's performance-based compensation program. This program is designed to create an environment where employees take a more personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity. The addition of new branches by both bank subsidiaries create growth opportunities, and allows the banks to better service its many customers already that were already in those markets.

     The Company employs approximately 233 people on a full-time equivalent basis. Management believes that employee relations are good, and there are no known disputes between management and employees. Employees who are at least 21 years of age and who have worked for the Company for at least one year are eligible for participation in the Company's Retirement Savings 401(k) Plan and Defined Benefit Retirement Plan. Certain eligible employees of the Company also receive group insurance benefits. Certain Executive Officers of the Company may also participate in the 1993 Stock Option Plan and the Supplemental Executive Retirement Plan.

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

     The purposes of the risk-based capital guidelines are twofold--to make capital requirements more sensitive to differences in risk profiled among banking organizations, and to aid in making the definition of bank capital uniform internationally. To achieve these purposes, the guidelines recognize the riskiness of assets by lowering capital requirements for some assets that clearly have less risk than others, and they recognize that there are risks inherent in off-balance sheet activities. The guidelines require that banking organizations hold capital to support such activities. In addition, the guidelines establish a definition of capital and minimum risk-based capital standards which are consistent on an international basis and that place a greater emphasis on equity capital.

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

     A bank may also merge with a bank in another state or operate either office as a branch, notwithstanding pre-existing contrary state law. This interstate merger provision became automatically effective in all states on June 1, 1997, unless 1) the law became effective in a given state at any earlier date selected by legislation in that state; or 2) the law did not become effective at all in a given state because by legislation enacted before June 1, 1997 that state opts out of coverage by the interstate merger provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participant in the Merger could have if the Merger had not taken place.

     Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states, if the laws of the other states expressly permit such mergers or such interstate de novo branching.

Item 2.  Properties

     The Company operates in thirteen facilities. The Main Office of the Company and Camden National Bank is at Two Elm Street, Camden, Maine, and is owned by Camden National Bank. The building has 15,500 square feet of space on three levels. Camden National Bank also owns three of its branches and the facility in which the operations departments of the Company are located. None of the owned facilities is subject to a mortgage. Camden National Bank also leases three branches under long-term leases,which expire in May of 2010, January of 2020 and December of 2077.

     The Main Office of United Bank is at 145 Exchange Street, Bangor, Maine, and is owned by United Bank. The building has 25,600 square feet of space on two levels. United Bank occupies 16,975 square feet of space on both floors. The Trust Company of Maine, Inc., a non-depository trust company and a subsidiary of the Company leases 2,100 square feet of office space on the second floor of the facility and its wholly owned subsidiary, Fiduciary Services, Inc., leases 2,042 square feet on the first floor of the facility. Other occupants of the facility include the Law Firm of Russell, Lingley & Silver, P.A., 2,533 square feet on the second floor and L&H Investors, a property management firm and Cullen Williams, CPA, who have a joint lease on 1,920 square feet on the second floor. United Bank also owns three of its other facilities, none of which is subject to a mortgage. United Bank also leases three branches, which expire in December of 1999, May of 2001 and September of 2002.

Item 3.  Pending Legal Proceedings

     The Company is not involved in any material pending legal proceedings, other than ordinary, routine litigation incidental to the business of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no items submitted to a vote of security holders of the Company during the fourth quarter of 1998.



                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders
Matters

     The information required is contained on page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected year-end financial information for the past five years is contained on page 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 should be read in conjunction with the following text and tables, and is incorporated herein by reference.

     The following table set forth the Company's investment securities at book carrying amount as of December 31, 1998, 1997, and 1996.









Dollars in thousands                       1998        1997        1996
                                           ----        ----        ----
Securities available for sale:
  U.S. Treasury and agency             $  7,095    $  4,312    $ 12,616
  Mortgage-backed securities             60,852         -0-         -0-
  State and political subdivisions        8,143         -0-          31
  Other debt securites                    2,025         -0-         -0-
  Equity securities                      20,128      14,084       7,516
                                       --------    --------    --------
                                         98,243      18,396      20,163
                                       --------    --------    --------
Securities held to maturity:
  U.S. Treasury and agency                6,093      48,566      58,433
  Mortgage-backed securities             81,139     109,373      79,259
  State and political subdivisions        1,338       2,955       5,524
                                       --------    --------    --------
                                         88,570     160,894     143,216
                                       --------    --------    --------
                                       $186,813    $179,290    $163,379
                                       ========    ========    ========


     To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: Investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank loans enables the Company to hold a portion of the portfolio to maturity. The following table summarizes the investment portfolio maturities and yields at December 31, 1998.





















                             Available for sale        Held to maturity
                             ------------------      --------------------
                             Book      Yield to      Amortized   Yield to
                             Value     maturity         Cost     maturity
                             -------   --------      ---------   --------
Dollars in thousands
U.S. Treasury and Agency:
  Due in 1 year or less      $   704      6.15%       $  5,793      6.99%
  Due in 1 to 5 years          1,326      5.82%            300      3.71%
  Due in 5 to 10 years         5,065      5.91%            -0-      0.00%
  Due after 10 years             -0-      0.00%            -0-      0.00%
                             -------   --------       --------   --------
                               7,095      5.92%          6,093      6.83%
                             -------   --------       --------   --------
Mortgage-backed securities:
  Due in 1 year or less          -0-      0.00%            -0-      0.00%
  Due in 1 to 5 years            -0-      0.00%          3,562      6.35%
  Due in 5 to 10 years        10,349      5.79%          8,556      7.88%
  Due after 10 years          50,503      6.53%         69,021      8.23%
                             -------   --------       --------   --------
                              60,852      6.41%         81,139      8.12%
                             -------   --------       --------   --------
State and political subdivisions:
  Due in 1 year or less          -0-      0.00%            176      7.27%
  Due in 1 to 5 years            -0-      0.00%          1,063      6.93%
  Due in 5 to 10 years         2,720      4.03%            -0-      0.00%
  Due after 10 years           5,423      4.18%             99      9.56%
                             -------   --------       --------   --------
                               8,143      4.13%          1,338      7.17%
                             -------   --------       --------   --------
Other debt security:
  Due in 1 year or less          -0-      0.00%            -0-      0.00%
  Due in 1 to 5 years            -0-      0.00%            -0-      0.00%
  Due in 5 to 10 years           -0-      0.00%            -0-      0.00%
  Due after 10 years           2,025      7.19%            -0-      0.00%
                             -------   --------       --------   --------
                               2,025      7.19%            -0-      0.00%
                             -------   --------       --------   --------
Other equity securities:
  Due in 1 year or less          -0-      0.00%            -0-      0.00%
  Due in 1 to 5 years            -0-      0.00%            -0-      0.00%
  Due in 5 to 10 years           -0-      0.00%            -0-      0.00%
  Due after 10 years          20,128      6.67%            -0-      0.00%
                             -------   --------       --------   --------
                              20,128      6.67%            -0-      0.00%
                             -------   --------       --------   --------
                             $98,243      6.25%       $ 88,570      8.01%
                             =======   ========       ========   ========

     Total loans increased by $75.8 million, or 20.9%, in 1998. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.


Dollars in thousands

As of December 31,             1998       1997       1996       1995       1994
                               ----       ----       ----       ----       ----
Commercial, other          $142,270   $121,093   $ 99,694   $ 82,622   $ 77,126
Commercial, real estate      91,399     69,558     55,104     56,397     53,766
Real estate construction      3,726      3,731      2,706      2,123      3,445
Residential real estate     141,071    121,363    116,520    107,412     96,456
Consumer                     60,481     47,404     37,222     36,548     34,683
                           --------   --------   --------   --------   --------
                           $438,947   $363,149   $311,246   $285,102   $265,476
                           ========   ========   ========   ========   ========

     Loan demand also affects the Company's liquidity position. However, of the loans maturing over one year, approximately 60% are variable rate loans. The following table presents the maturities of loans at December 31, 1998.

Dollars in thousands                          Through    More Than
                                   <1 Year    5 Years     5 Years       Total
                                   -------    -------    --------      ------
Maturity Distribution:
 Fixed Rate:
  Commercial, other                $10,570    $23,578     $ 9,126      $43,274
  Commercial, real estate            5,157     14,611       3,470       23,238
  Real estate construction           3,726          0           0        3,726
  Residential real estate              800        524      69,022       70,346
  Consumer                           4,348     14,074      11,658       30,080

 Variable Rate:
  Commercial, other                 26,541     17,812      37,444       81,797
  Commercial, real estate            7,545      8,302      52,314       68,161
  Real estate construction               0          0           0            0
  Residential real estate                5        587      70,133       70,725
  Consumer                           5,301      6,240      18,860       30,401
  State and municipal               14,365        697       2,137       17,199
                                   -------    -------    --------     --------
                                   $78,358    $86,425    $274,164     $438,947
                                   =======    =======    ========     ========

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.

     The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:


Dollars in thousands

As of December 31,                 1998      1997      1996      1995      1994
                                   ----      ----      ----      ----      ----
Nonperforming loans:
  Non-accrual loans              $1,710    $1,215    $1,674    $2,631    $1,660
  Accruing loans past due
    90 days or more                 612     1,004       599       353     1,217
  Restructured loans (in
    compliance with
    modified terms)                 -0-       -0-       -0-       -0-       -0-
                                 ------    ------    ------    ------    ------
Total nonperforming loans         2,322     2,219     2,273     2,984     2,877
Other real estate owned             905     1,373     1,264     1,086     1,606
                                 ------    ------    ------    ------    ------
Total Nonperforming assets       $3,227    $3,592    $3,537    $4,070    $4,483
                                 ======    ======    ======    ======    ======
Ratios:
Nonperforming loans to
  total loans                     0.53%     0.61%     0.73%     1.05%     1.08%
Allowance for loan losses
  to nonperforming loans        280.45%   254.17%   196.74%   136.73%   130.38%
Nonperforming assets to
  total assets                    0.48%     0.63%     0.69%     0.85%     0.98%
Allowance for loan losses
  to nonperforming assets       201.80%   157.02%   126.43%   100.25%    83.67%


     Interest  foregone  on  non-accrual   loans  was  approximately   $130,000,
$147,000,  $178,000,  $207,000 and $98,000 for 1998,  1997, 1996, 1995 and 1994,
respectively. Interest income recognized on non-accrual loans during 1998 was $89,023.

     Management believes that the level of the allowance for loan losses at December 31, 1998 of $6.5 million, or 1.48% of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. When determining the amount of provision for loan losses annually management relies on its review of the loan portfolio both to ascertain whether there are probable losses to be written off, projected loan mix and loan volumes, historical net loan loss experience, and to assess the loan portfolio in the aggregate.

     The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.


Dollars in thousands

As of December 31,             1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
Balance beginning
  of period                  $5,640    $4,472    $4,080    $3,751    $4,050
Provisions for loan losses    1,376     1,677       838       899       216
Charge-offs:
  Commercial                    201       629       222       413       392
  Residential real estate       264       135       191       248       188
  Consumer                      305       328       243       198       106
                             ------    ------    ------    ------    ------
Total Charge-offs               770     1,092       656       859       686
Recoveries:
  Commercial                    136       425        55       174        62
  Residential real estate         9        36        27         4         3
  Consumer                      121       122       128       111       106
                             ------    ------    ------    ------    ------
Total Recoveries                266       583       210       289       171
Net Charge-offs                 504       509       446       570       515
                             ------    ------    ------    ------    ------
Balance end of period        $6,512    $5,640    $4,472    $4,080    $3,751
                             ======    ======    ======    ======    ======
Average loans
  outstanding              $393,214  $336,030  $298,596  $282,094  $253,439

Net charge-offs as a
 percentage of average loans  0.13%     0.15%     0.15%     0.20%     0.20%

Provision for loan losses
 to average loans             0.35%     0.50%     0.28%     0.32%     0.09%

Ending allowance for loan losses to:
  Total loans at end
    of period                 1.48%     1.55%     1.44%     1.43%     1.42%
  Net charge-offs during
    period                 1292.06%  1108.06%  1002.69%   715.79%   728.35%
  Nonperforming loans at
    end of period           280.45%   254.17%   196.74%   136.73%   130.38%


     The following table summarizes the allocation of the allowance for loan losses among the Company's loan categories for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.


Dollars in thousands

As of December 31,     1998       1997        1996        1995        1994
                       ----       ----        ----        ----        ----
Balance at
 end of period
 applicable to:     Amount  %   Amount  %   Amount  %   Amount   %  Amount  %
                    ------  --  ------  --  ------  --  ------   -- ------  --
Commercial, other   $2,164  33% $2,418  34% $1,780  32% $1,536  30% $1,516  30%
Commercial,
 real estate           903  20%  1,261  19%  1,100  18%    753  20%    658  20%
Residential
  real estate        1,872  33%    601  34%    551  39%    347  37%    451  37%
Consumer               664  14%    582  13%    492  11%    447  13%    443  13%
Unfunded commitments   324   NA    366   NA    252   NA    211   NA    221   NA
Unallocated            585   NA    412   NA    297   NA    786   NA    462   NA
                    ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
Total               $6,512 100% $5,640 100% $4,472 100% $4,080 100% $3,751 100%
                    ====== ==== ====== ==== ====== ==== ====== ==== ====== ====


     The maturity of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.


Dollars in thousands
December 31,                          1998
                                      ----
Time remaining until maturity:
   Less than 3 months               $12,060
   3 months through 6 months         12,170
   6 months through 12 months        14,990
   Over 12 months                    10,902
                                    -------
                                    $50,022
                                    =======

     The dividend payout ratio was 38.88%,  33.34%,  27.59%,  18.67%, and 12.78%
for 1998, 1997, 1996, 1995 and 1994 respectively. The average equity to average assets ratio was 10.63%, 10.86%, 11.32%, 10.92%, and 10.24% for 1998, 1997,
1996, 1995 and 1994 respectively.

     The borrowings utilized by the Company primarily have been advances from the FHLB of Boston. In addition, the Company utilizes fed funds, treasury, tax and loan deposits, and repurchase agreements, secured by the United States Government or Agency securities. The major portion of all borrowings matures or reprices within the next six months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 1998, 1997, and 1996.


Dollars in thousands

Total borrowings:
At or For the year ended
  December 31,                          1998           1997          1996
                                        ----           ----          ----
Average balance outstanding          $ 72,300        $132,297        $73,069
Maximum amount outstanding at
  any month-end during the year       133,378         163,884         93,760
Balance outstanding at end of year     90,158         132,478         93,760
Weighted average interest rate
  during the year                        5.18%         5.53%          5.45%
Weighted average interest rate
  at end of year                         4.74%         5.49%          5.35%


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

     The following table set forth the amount of interest-earning assets and interest-bearing liabilities outstanding, at December 31, 1998 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.


Dollars in thousands                      Through   More Than
                                <1 Year   5 Years   5 Years        Total
Interest-earning assets:        --------  --------  --------       -----
Interest-earning assets:
Loans
 Fixed                          $ 38,966  $ 53,484  $ 95,413   $187,863
 Variable                        251,084       -0-       -0-    251,084
Investment securities
 Available for sale                  704     1,326    96,213     98,243
 Held to maturity                  5,969     4,925    77,676     88,570
                                --------  --------  --------   --------
Total interest-earning assets    296,723    59,735   269,302    625,760
                                --------  --------  --------   --------
Interest-bearing liabilities:
Savings accounts                  15,000       -0-    65,908     80,908
NOW accounts                         -0-       -0-    62,094     62,094
Money market accounts             53,393       -0-       -0-     53,393
Certificate accounts             188,083    59,325       467    247,875
Borrowings                        90,158       -0-       -0-     90,158
                                --------  --------  --------   --------
Total interest-bearing
  liabilities                    346,634    59,325   128,469    534,428
                                --------  --------  --------   --------
Interest sensitivity gap
  per period                    $(49,911) $    410  $140,833
                                ========  ========  ========
Cumulative interest
  sensitivity gap               $(49,911) $(49,501) $ 91,332
                                ========  ========  ========
Cumulative interest
  sensitivity gap as a
  percentage of total assets         (8%)      (7%)      14%

Cumulative interest-earning
  assets as a percentage of
  interest-sensitive liabilities     86%       88%      117%


Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Included in the Company's 1998 Annual Report to Shareholders on pages 15-16 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and report of independent accountant, included in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference. Page references are to pages of the Company's 1998 Annual Report to Shareholders.

                                                                PAGE

Report of Independent Public Accountant                          41

Consolidated Statements of Financial Condition
         December 31, 1998 and 1997                              19

Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996                            20

Consolidated Statements of Changes in the Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996        21

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                            22

Notes to Consolidated Financial Statements                     23-40

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     During the past two years the Company has not made changes in and has not had disagreements with its independent accountant.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1999.

Item 11. Executive Compensation

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1999.

Item 13.  Certain Relationships and Related Transactions

     The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 1999.


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


  (10.4) Camden National Corporation 1993 Stock Option Plan, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

  (10.5) UNITEDCORP Stock Option Plan, filed with Form 10-K, December 31, 1995, and is incorporated herein by reference.

  (10.6) Lease Agreement for the facility occupied by the Damariscotta Branch of Camden National Bank, between Keybank National Association (Lessor) and Camden National Bank (Lessee).

  (10.7) Lease Agreement for the facility occupied by the Milo Branch of United Bank, between Cabrel company (Lessor) and United Bank (Lessee).

  (10.8) Lease Agreement for the facility occupied by the Dover-Foxcroft Branch of United Bank, between Bangor Savings Bank (Lessor) and United Bank (Lessee).

  (13)    Camden National Corporation's 1998 Annual Report to Shareholders.*

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


CAMDEN NATIONAL CORPORATION (Registrant)


Keith C. Patten (signature)                     3/30/99
---------------------------------------------------------
Keith C. Patten                                  Date
President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.


Keith C. Patten (signature)    3/30/99   Susan M. Westfall (signature)  3/30/99
-------------------------------------    -------------------------------------
Keith C. Patten                  Date    Susan M. Westfall                Date
President and Director                   Treasurer and
Chief Executive Officer                  Chief Financial Officer


Rendle A. Jones (signature)    3/30/99   John S McCormick, Jr.(signature)3/30/99
-------------------------------------    --------------------------------------
Rendle A. Jones, Director         Date   John S. McCormick, Jr., Director  Date
Chairman and Director


Peter T. Allen (signature)     3/30/99   Richard N. Simoneau (signature) 3/30/99
-------------------------------------    --------------------------------------
Peter T. Allen, Director         Date    Richard N. Simoneau, Director     Date


Ann W. Bresnahan (signature)   3/30/99   Arthur E. Strout (signature)    3/30/99
-------------------------------------    --------------------------------------
Ann W. Bresnahan, Director       Date    Arthur E. Strout, Director        Date


Robert J. Gagnon (signature)   3/30/99   Robert W. Daigle (signature)    3/30/99
-------------------------------------    --------------------------------------
Robert J. Gagnon, Director       Date    Robert W. Daigle, Director        Date


John W. Holmes (signature)     3/30/99   Royce M. Cross (signature)      3/30/99
-------------------------------------    --------------------------------------
John W. Holmes, Director         Date    Royce M. Cross, Director       Date



Exhibit #21 Subsidiaries of the Company

Camden National Bank

United Bank

Trust Company of Maine, Inc.