Form 10-Q
period 1999-03-31
CAMDEN NATIONAL CORP
filed 1999-05-14
CIK 750686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

     Outstanding at March 31, 1999: Common stock (no par value) 6,640,414 shares.


                           CAMDEN NATIONAL CORPORATION

                 Form 10-Q for the quarter ended March 31, 1999

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


PART I.
ITEM 1. FINANCIAL INFORMATION
                                                                            PAGE
Consolidated Statements of Income
   Three Months Ended March 31, 1999 and 1998                                 3

Consolidated Statements of Comprehensive Income
   Three Months Ended March 31, 1999 and 1998                                 4

Consolidated Statements of Conditions
   March 31, 1999 and 1998 and December 31, 1998                              5

Consolidated Statement of Cash Flows
   Three Months Ended March 31, 1999 and 1998                                 6

Notes to Consolidated Financial Statements
   Three Months Ended March 31, 1999 and 1998                               7-8

Analysis of Change in Net Interest Margin
   Three Months Ended March 31, 1999 and 1998                                 8

Average Daily Balance Sheets
   Three Months Ended March 31, 1999 and 1998                                 9

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses March 31, 1999 over March 31, 1998                             10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       10-16


PART II.


ITEM 4. Submission Matters to a Vote of Security holders                     16

ITEM 6. Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                   17

EXHIBITS                                                                     18


                                     PART I.
                          ITEM I. FINANCIAL INFORMATION

                  Camden National Corporation and Subsidiaries
                        Consolidated Statement of Income
                                   (unaudited)

(In Thousands, except number of                     Three Months Ended March 31
 shares and per share data)                              1999          1998
Interest Income
Interest and fees on loans                             $ 9,887       $ 8,593
Interest on U.S. Government and agency obligations       2,233         2,576
Interest on state and political subdivisions               101            31
Interest on interest rate swap agreements                    0            33
Interest on federal funds sold and other investments       889           241
                                                       -------       -------
     Total interest income                              13,110        11,474

Interest Expense
Interest on deposits                                     4,478         3,679
Interest on other borrowings                             1,179         1,539
Interest on interest rate swap agreements                    0            32
                                                       -------       -------
     Total interest expense                              5,657         5,250
                                                       -------       -------
     Net interest income                                 7,453         6,224
Provision for Loans Losses                                 435           324
                                                       -------       -------
  Net interest income after provision for loan losses    7,018         5,900

Other Income
Service charges on deposit accounts                        536           360
Other service charges and fees                             431           396
Other                                                      493           340
                                                       -------       -------
     Total other income                                  1,460         1,096

Operating Expenses
Salaries and employee benefits                           2,375         1,940
Premises and fixed assets                                  557           465
Other                                                    1,735         1,271
                                                       -------       -------
     Total operating expenses                            4,667         3,676
                                                       -------       -------
     Income before income taxes                          3,811         3,320
Income Taxes                                             1,207         1,086
                                                       -------       -------
Net Income                                             $ 2,604       $ 2,234
                                                       =======       =======
Per Share Data
Basic Earnings per share                                 $0.39         $0.33
  (Net income divided by weighted
    average shares outstanding)
Diluted Earnings per share                               $0.39         $0.32
Cash dividends per share                                 $0.15         $0.13
Weighted average number of shares outstanding        6,654,288     6,810,630



                  Camden National Corporation and Subsidiaries

                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

(In Thousands)                          Three Months Ended March 31
                                            1999           1998


Net income                                $ 2,604        $ 2,234
Other comprehensive income, net of tax:
   Change in unrealized
     gains on securities                      (31)             5
                                          -------        -------
Comprehensive income                      $ 2,573        $ 2,239
                                          =======        =======


































                  Camden National Corporation and Subsidiaries
                      Consolidated Statements of Condition
                                   (unaudited)

(In Thousands, except number                         March 31,     December 31,
 of shares and per share data)                         1999           1999
Assets
Cash and due from banks                              $ 13,374       $ 14,938
Federal funds sold                                      1,525              0
Securities available for sale                          95,641         84,159
Securities held to maturity                            80,483         88,570
Other securities                                       14,085         14,084
Residential mortgages held for sale                    27,336         24,637
Loans, less allowance for loan losses of
   $6,791 and $6,512 at March 31, 1999
   and December 31, 1998                              420,431        407,798
Bank premises and equipment                             9,324          9,530
Other real estate owned                                   859            905
Interest receivable                                     4,475          3,820
Other assets                                           20,669         19,510
                                                     --------       --------
     Total assets                                    $688,202       $667,951
                                                     ========       ========
Liabilities
Deposits:
  Demand                                             $ 57,607       $ 64,303
  NOW                                                  26,211         27,955
  Money market                                         84,270         87,532
  Savings                                              84,594         80,908
  Certificates of deposit                             252,428        247,875
                                                     --------       --------
     Total deposit                                    505,110        508,573
Borrowings from Federal Home Loan Bank                 86,134         60,265
Other borrowed funds                                   24,379         29,893
Accrued interest and other liabilities                  7,192          5,028
Minority interest in subsidiary                            94             90
                                                     --------       --------
     Total liabilities                                622,909        603,849
                                                     --------       --------
Stockholders' Equity
Common stock, no par value; authorized
  10,000,000, issued 7,128,240 shares                   2,436          2,436
Surplus                                                 1,142          1,142
Retained earnings                                      70,387         68,785
Net unrealized appreciation on securities
   available for sale, net of income tax                 (155)          (129)
                                                     --------       --------
                                                       73,810         72,234
 Less cost of 487,826 and 471,930 shares
   of treasury stock on March 31, 1999
   and December 31, 1998                                8,517          8,132
                                                     --------       --------
     Total stockholders' equity                        65,293         64,102
                                                     --------       --------
     Total liabilities and stockholders' equity      $688,202       $667,951
                                                     ========       ========

                  Camden National Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(In Thousands)                                    Three Months Ended March 31,
                                                      1999         1998
Operating Activities
Net Income                                              $ 2,604      $ 2,234
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                              435          324
     Depreciation and amortization                           49          164
     (Increase) Decrease in interest receivable            (655)         268
     Increase in other assets                            (1,067)      (8,145)
     Increase in other liabilities                        2,177        2,738
     Cash receipts from sale of residential loans         1,588          167
     Origination of mortgage loans held for sale         (4,287)      (4,869)
     Loss on disposal of assets                               0            0
     Other, net                                               0            1
                                                        -------      -------
     Net cash provided by operating activities              844       (7,118)
                                                        -------      -------
Investing Activities
Proceeds from maturities of securities
   held to maturity                                       8,206       21,514
Proceeds from maturities of securities
   available for sale                                    12,561        2,000
Purchase of securities held to maturity                       0            0
Purchase of securities available for sale               (24,096)           0
Purchase of Federal Home Loan Bank Stock                     (1)           0
Increase in loans                                       (13,068)      (5,763)
Net decrease in other real estate                            46          129
Purchase of premises and equipment                          (42)        (613)
Proceeds from sale of premises and equipment                  0            0
Decrease (increase)in minority position                       4            1
Net purchase of federal funds                            (1,525)       1,100
                                                        -------      -------
     Net cash used by investing activities              (17,915)      18,368
                                                        -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                    (8,016)      27,983
Net increase in certificates of deposit                   4,553       35,237
Net (decrease)increase in short-term borrowings          20,355      (64,681)
Purchase of treasury stock                                 (385)           0
Sale of treasury stock                                        0            0
Cash Dividends                                           (1,000)        (908)
                                                        -------      -------
     Net cash provided by financing activities           15,507       (2,369)
                                                        -------      -------
     Increase in cash and equivalents                    (1,564)       8,881
Cash and cash equivalents at beginning of year           14,938       13,451
                                                        -------      -------
     Cash and cash equivalents at end of period         $13,374      $22,332
                                                        =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 1999, and December 31, 1998, the consolidated statements of income for the three months ended March 31, 1999 and March 31, 1998, the consolidated statements of comprehensive income for the three months ended March 31, 1999 and March 31, 1998 and the consolidated statements of cash flows for the three months ended March 31, 1999, and March 31, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for 1999 period is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - Earnings Per Share

Earnings Per Share. Basic earnings per share date is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                              Three Months Ended March 31,
                                                  1999             1998

Net income, as reported                           2,604            2,234

Weighted average shares                       6,654,288        6,810,630

Effect of dilutive securities:
     Employee stock options                      83,007          155,388

Dilutive potential common shares
     Adjusted weighted average shares
        and assumed conversion                6,737,464        6,966,018

Basic earnings per share                          $0.39            $0.33
Diluted earnings per share                         0.39             0.32



NOTE 3 - Excess of Cost Over Fair Value of Assets Acquired

During 1998 the Company's two bank subsidiaries acquired seven branch locations. The excess of cost over fair value of net assets acquired in these branch acquisitions is amortized to expense using the straight-line method over ten years. The acquisition was accounted for under the purchase method of accounting for business combinations.

The following is a summary of the transaction:

     Loans acquired             18,541
     Fixed assets                  546
     Core deposit intangibles    7,466
     Other assets                1,202
     Deposits assumed           87,332
     Other Liabilities             112
     Net Cash received          59,689

                                   ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                                    Three Months Ending   Three Months Ending
                                       March 31, 1999        March 31, 1998
                                    -------------------   -------------------
Dollars in thousands                 Amount    Average      Amount   Average
                                       of       Yield/        of      Yield/
                                    interest     Rate      interest    Rate
                                    --------   -------     --------  -------
Interest-earning assets:
Securities - taxable                 $ 3,098     7.05%      $ 2,810    6.78%
Securities - nontaxable                  153     6.47%           47    6.95%
Federal funds sold                        24     8.14%           11    5.57%
Loans                                  9,674*    8.68%        8,734*   9.59%
                                     -------    ------      -------   ------
Total earning assets                  12,949     8.19%       11,602    8.70%
Interest-bearing liabilities:
NOW accounts                             155     1.03%          129    1.21%
Savings accounts                         573     2.79%          543    3.31%
Money Market accounts                    465     3.50%          289    3.69%
Certificates of deposit                3,199     5.23%        2,718    5.52%
Short-term borrowings                  1,181     4.79%        1,539    5.45%
Broker Certificates of deposit            85     5.66%            0    0.00%
                                     -------    ------      -------   ------
Total interest-bearing liabilities     5,658     4.16%        5,218    4.64%

Net interest income
(fully-taxable equivalent)             7,291                  6,384

Less: fully-taxable
   equivalent adjustment                (154)                   (73)
                                     -------                -------
                                     $ 7,137                $ 6,311
                                     =======                =======
Net Interest Rate Spread
 (fully-taxable equivalent)                      4.04%                 4.06%
Net Interest Margin
 (fully-taxable equivalent)                      4.61%                 4.79%

*Includes net swap income figures (in thousands) - March 1999 $0 and March 1998 $1.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                                            AVERAGE DAILY BALANCE SHEETS

                                            Three Months Ended March 31,
Dollars in thousands                           1999             1998
                                               ----             ----
Interest-earning assets:
 Securities - taxable                        $175,742         $165,749
 Securities - nontaxable                        9,467            2,705
 Federal funds sold                             1,180              790
 Loans                                        445,966          364,306
                                             --------         --------
Total earning assets                          632,355          533,550

Cash and due from banks                        15,032           14,038
Other assets                                   35,427           25,644
Less allowance for loan losses                 (6,674)          (5,640)
                                             --------         --------
Total assets                                 $676,140         $567,592
                                             ========         ========
Interest-bearing liabilities:
 NOW accounts                                $ 59,987         $ 42,712
 Savings accounts                              82,148           65,627
 Money market accounts                         53,151           31,348
 Certificates of deposits                     244,792          196,888
 Short-term borrowings                         98,559          112,956
 Broker certificates                            6,004              131
                                             --------         --------
Total interest-bearing liabilities            544,641          449,662
Demand deposits                                61,820           48,738
Other liabilities                               4,982            5,971
Shareholders' equity                           64,697           63,221
                                             --------         --------
Total liabilities and stockholders' equity   $676,140         $567,592
                                             ========         ========

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                                  March 1999 Over March 1998
                              ---------------------------------
                              Change        Change
                              Due to        Due to      Total
In thousands                  Volume        Rate        Change
                              -------       -------     -------
Interest-earning assets:
  Securities--taxable          $   169      $   119     $   288
  Securities--nontaxable           117          (11)        106
  Federal funds sold                 5            8          13
  Loans                          1,958       (1,017)        941
                               -------      -------     -------
Total interest income          $ 2,249      $  (901)    $ 1,348

Interest-bearing liabilities:
  NOW accounts                 $    52      $   (26)    $    26
  Savings accounts                 137         (107)         30
  Money market accounts            201          (25)        176
  Certificates of deposit          659         (178)        481
  Short-term borrowings           (196)        (162)       (358)
  Broker certificates               85            0          85
                               -------      -------     -------
Total interest expense         $   938      $  (498)    $   440
                               -------      -------     -------
Net interest income            $ 1,311      $  (403)    $   908
(fully taxable equivalent)     =======      =======     =======



ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION


FINANCIAL CONDITION

During the first three months of 1999, consolidated assets increased by $20.3 million to $688.2 million. This increase was the result of an increase in the loan portfolio of $15.6 million or 3.6% and an increase in the investment portfolio of $3.4 million or 1.8%. The increase in loans can be attributed to strong loan demand during the first quarter. Although the investment portfolio experienced a modest increase, the Company did not want to aggressively purchase securities during a time of relatively low interest rates.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1998, deposits have decreased by $3.5 million or 0.7%. The major reason for this decrease was the seasonal decline in the Company's transaction accounts (demand deposits and NOW accounts). Both of the Company's banking subsidiaries continue to experience extreme competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $20.4 million or 22.6% since December 31,1998. The majority of the borrowings were from the Federal Home Loan Bank of Boston. FHLB advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized. Borrowings have continued to be a viable source of funding.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first three months of 1999, $435,000 was added to the reserve for loan losses, resulting in an allowance of $6.8 million, or 1.49%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board(FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at March 31, 1999, of 12.3% and 13.5% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1998 were 12.8% and 14.0%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first three months of 1999 Camden National Bank paid dividends to the Company in The amount of $1.4 million. The Company paid dividends to shareholders in the amount of $1.0 million. The remaining amount of $.4 million was used for treasury stock transactions by the Company.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $2,604,000, an increase of $370,000 or 1.7% above 1998's first three month's net income of $2,234,000. The major contributing factor was the increase in loans, which resulted in an increase in net interest income.


NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 1999 was $7.3 million, a 14.2% or $0.9 million increase over the net interest income for the first three months of 1998 of $6.4 million. Interest income on loans increased by $0.9 million. This increase was due to the increase in loan volume, despite a decrease in yields from 9.59% during the first three months of 1998 to 8.68% during the first three months of 1999. The Company experienced a slight increase in interest income on investments during the first three months of 1999 compared to the same period in 1998 due to both increased volume and yield. The Company's net interest expense on deposits and borrowings increased during the first three months of 1999 compared to the same period in 1998. This increase was the result of borrowed funds being used to support loan growth.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8-10 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the three months ended March 31, 1999 and 1998. The second of these tables presents average assets liabilities and stockholders' equity for the three months ended March 31, 1999 and 1998. The third table presents an analysis of volume and rate change on net interest income and expense from March 31, 1998 to March 31, 1999.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was no effect on net interest income in the first three months of 1999 compare to a slight increase of $1,000 in the first three months of 1998.


NONINTEREST INCOME

There was a $364,000 or 33.2% increase in total noninterest income in the first three months of 1999 compared to the first three months of 1998. Service charges on deposit accounts increased $176,000 or 48.9% for the first three months of 1999 compared to 1998. This increase was the result of increased deposits balances. The increase in deposit balance was inflated due to the acquisition of seven branches by the Company in 1998. Three branches were acquired in March 1998 and three in October 1998. Other service charges and fees increased by $35,000 or 8.8% in the first three months of 1999 compared to 1998. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $153,000 in the first three months of 1999 compared to 1998. The major reason for this increase in other income was a $125,000 gain on the sale of securities.


NONINTEREST EXPENSE

There was a $991,000 or 21.2% increase in total noninterest expenses in the first three months of 1999 compared to the first three months of 1998. Salaries and employee benefits cost increased by $435,000 or 22.4% in the first three months of 1999 compared to 1998. This increase was the result of normal annual increases, additions to staff (including the staff at the seven branches acquired in 1998) and higher pension benefit costs. Other operating expenses increased by $556,000 or 32.0%. The major contributing factor for this increase the costs related to the seven new branch locations added in 1998. The Company experienced increases in premises and fix assets, credit card expenses, data processing, and amortization of deposit premium and various other general operating expenses. The amortization of deposit premium of $193,000 was recorded in 1999, which was the result of the new branches acquired in 1998.


YEAR 2000

The Year 2000 issue refers to the fact that many computers were originally programmed using two digits rather than four digits when referring to the applicable year. When the year 2000 occurs, these systems will read the year as 1900 rather than 2000. Unless software and hardware systems are corrected to be Year 2000 compliant, computers could generate miscalculations and create operational problems. Year 2000 compliant means having computer systems that accurately process date and time data from, into, and between the twentieth and twenty-first centuries. Furthermore, Year 2000 compliant information technology, when used in combination with other information technology, will accurately process date and time data if the other information technology properly exchanges date and time data with it.

To assist in identifying any and all exposures that the Company may have and to help make all the appropriate changes necessary to allow for a smooth transition into the new millennium the Company engaged Vitex Inc. to assist in development of a Year 2000 Plan. The Company's Executive Operations and Technology Committee manages the Year 2000 project with the assistance of Vitex Inc. The Committee developed a Year 2000 Plan to address the Company's exposure to potential problems arising from the Year 2000. The plan is based on the Federal Financial Institution Examination Council ("FFIEC") Guidelines.

The Company has been working since June 1997 to identify, test, and if necessary, upgrade key systems such as checking, savings, general ledger, wire transfer, consumer and commercial loans, and other core computer systems. These are the Company's "mission critical" systems. Currently, 100% of the company's "mission critical" systems are ready for the Year 2000. In addition, all other systems were tested in our own environment. Independent validation of the testing results of "mission critical" systems has been completed. The Company also operates in a highly interconnected local and wide area network environment. The Company's entire network has been renovated to Year 2000 ready versions of both hardware and software. In addition, a thorough inventory of the company's facilities, elevators and security systems for potential Year 2000 issues was completed in September 1998.

All software used by the company is provided by outside vendors, which are selected based on the quality of their products and their proven ability to deliver to the Company and its customers. The Company is actively monitoring its approximate 50 software and hardware suppliers for Year 2000 compliance. The progress of these vendors is tracked as they deliver Year 2000 compliant upgrades to their applications.

The Company strives to strengthen customer awareness of the Year 2000 issue in various forms. An internal awareness training program is ongoing with employees. This will enable our staff to effectively answer customers' concerns. Statement stuffers have been mailed with monthly statements to customers of the Company's bank subsidiaries to assure them of the Company's readiness to serve them in the new millennium. The Company has sponsored several seminars for the community on the Year 2000 issues. The Company has requested compliance statements from over 150 companies upon which the Company relies. Some examples of these companies are utility providers, insurance companies, investment firms, other banks, and human resource service providers. If providers fail to demonstrate adequate Year 2000 compliance progress, the Company has et deadlines for implementation of contingency plans.

An essential component of preparing for the Year 2000 problem and beyond is developing a Contingency Plan if any or all of the Company's systems fail or cannot be made Year 2000 ready. The Company is developing Year 2000 contingency plans for all of its mission critical products and services. These plans are designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of our Year 2000 readiness plan; or (2) the failure to any of our systems at critical dates. The Company has dedicated staff for this critical aspect of preparation for the Year 2000. The Company's Contingency Plan includes the development of a Crisis Management Team to handle any unforeseen problems. Although the Company does not expect there to be any problems, it will outline procedures to handle any if there is a mission critical system failure. A general contingency plan is being developed for non-mission critical systems. All contingency plans will be completed by June 30, 1999. The intent of these plans is to describe how the Company will resume normal business operations if systems do not perform as planned and required before or after the turn of the century. The basic priorities for restoring service will be based on the essential application processing required to provide the company's financial services to its customers. The Company is conducting business impact analyses for each mission critical area to identify potential disruption and the effect such disruption could have on business operations should a service provider or software vendor be unable to operate in a Year 2000 compliant environment. The Company is analyzing strategies and identifying resources that will be required to restore systems and or business operations. As part of the emergency plan for each individual mission critical item, the Company will include a recovery program that identifies participants, processes, and equipment that might be needed for the company to function at an adequate level. The program ensure that all participants are aware of their roles, adequately trained, and able to do whatever is necessary to restore operations.

The Company will monitor cash levels during 1999 in order to determine usage trends. The company plans to increase its currency and coin levels starting in the fall of 1999 in anticipation of higher liquidity levels required to meet cash needs during the transition to the year 2000. In addition, The Company will confirm its available lines of credit with correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank to insure available liquidity in meeting unanticipated cash demands.

The estimated cost to address all of the Year 2000 issues is $450,000. This includes approximately $200,000 to upgrade software and hardware systems, $100,000 for testing of systems, $100,000 for consulting fees, and $50,000 for existing personnel costs to effectively implement the Year 2000 Plan.


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


RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Company adopted SFAS No. 130, No. 131 and No. 132. The adoption of SFAS No. 130 "Reporting Comprehensive Income," required that certain items be reported under a new category of income, "Other Comprehensive Income." Unrealized gains and losses on securities available for sale is the only item included in other comprehensive income. SFAS No. 131 and No. 132 relate to disclosures about segments and employee benefits, respectively. The financial statements, where applicable, include the required additional disclosures for SFAS No. 130, No. 131 and No. 132. SFAS No. 133, "Accounting For Derivative Instruments and Hedging activities," and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," are effective for fiscal years beginning after June 15, 1999, and the first fiscal quarter beginning July 1, 1999, respectively. Management has not determined the impact of SFAS No. 133 and No. 134 on the financial statements.


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

Item 4.  Submission Matters to a vote of Security holders.

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

     (10.4) Camden National Corporation 1993 Stock Option Plan, filed with Form
            10-K, December 31, 1995, and is incorporated herein by reference.

     (10.5) UnitedCorp  Stock Option Plan,  filed with Form 10-K,  December 31,
            1995, and is incorporated herein by reference.

     (10.6) Lease Agreement for the facility occupied by the Damariscotta
            Branch of Camden National Bank, betweek Keybank National Associa-tion (Lessor) and Camden National Bank (Lessee).

     (10.7) Lease Agreement for the facility occupied by the Milo Branch of United Bank, between Bangor Savings Bank (Lessor) and United Bank (Lessee).

       (27) Financial Data Schedule.

 (b) Reports on Form 8-K.

        None filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Acto of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)




Robert W. Daigle (signature)             05/14/99
-------------------------------------    --------
Robert W. Daigle                         Date
President and Chief Executive Officer



Susan M. Westfall (signature)            05/14/99
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer