Form 10-Q
period 1999-06-30
CAMDEN NATIONAL CORP
filed 1999-08-13
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended           June 30, 1999

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

     Outstanding at June 30, 1999: Common stock (no par value) 6,558,530 shares.





                          CAMDEN NATIONAL CORPORATION

                 Form 10-Q for the quarter ended June 30, 1999

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION                                         PAGE
--------------------------------------------------------------------------

Consolidated Statements of Income
   Six Months Ended June 30, 1999 and 1998 ............................. 3

Consolidated Statements of Income
   Three Months Ended June 30, 1999 and 1998 ........................... 4

Consolidated Statements of Comprehensive Income
   Six Months Ended June 30 1999 and 1998 .............................. 5

Consolidated Statements of Comprehensive Income
   Three Months Ended June 30 1999 and 1998 ............................ 5

Consolidated Statements of Condition
   June 30, 1999 and December 31, 1998 ................................. 6

Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1999 and 1998 ............................. 7

Notes to Consolidated Financial Statements
   Six Months Ended June 30, 1999 and 1998 ........................... 8-9

Analysis of Change in Net Interest Margin
   Six Months Ended June 30, 1999 and 1998 ............................. 9

Average Daily Balance Sheets
   Six Months Ended June 30, 1999 and 1998 ............................ 10

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses June 30, 1999 over June 30, 1998 ........................ 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ................................ 11-17

PART II.

ITEM 4. Submission Matters to a Vote of Security holders .............. 18

ITEM 6. Exhibits and Reports on Form 8-K .............................. 18

SIGNATURES ............................................................ 19

EXHIBITS .............................................................. 20


                                     PART I.
                         ITEM I.  FINANCIAL INFORMATION

                  Camden National Corporation and Subsidiaries
                        Consolidated Statements of Income
                                  (unaudited)
(In Thousands, except number                         Six Months Ended June 30,
of shares and per share data)                            1999         1998
Interest Income
Interest and fees on loans                             $20,101      $17,842
Interest on U.S. Government and agency obligations       5,574        4,941
Interest on state and political subdivisions               201           58
Interest on interest rate swap agreements                    0           33
Interest on federal funds sold and other investments       843          489
                                                       -------      -------
     Total interest income                              26,719       23,363

Interest Expense
Interest on deposits                                     8,962        7,978
Interest on other borrowings                             2,686        2,385
Interest on interest rate swap agreements                    0           32
                                                       -------      -------
     Total interest expense                             11,648       10,395
                                                       -------      -------
     Net interest income                                15,071       12,968

Provision for Loan Losses                                  940          648
                                                       -------      -------
  Net interest income after provision for loan losses   14,131       12,320

Other Income
Service charges on deposit accounts                      1,123          783
Other service charges and fees                           1,014          733
Other                                                      925          696
                                                       -------      -------
     Total other income                                  3,062        2,212

Operating Expenses
Salaries and employee benefits                           4,877        4,036
Premises and fixed assets                                1,335        1,265
Other                                                    3,263        2,619
                                                       -------      -------
     Total operating expenses                            9,475        7,920
     Less minority interest net income                      13            1
                                                       -------      -------
     Income before income taxes                          7,705        6,611
Income Taxes                                             2,476        2,136
                                                       -------      -------
Net Income                                             $ 5,229      $ 4,475
                                                       =======      =======
Per Share Data
Basic Earnings per share (Net income                     $0.79        $0.66
  divided by weighted average shares outstanding)
Diluted Earnings per share                               $0.79        $0.65
Cash dividends per share                                 $0.30        $0.27
Weighted average number of shares outstanding        6,624,978    6,801,198


                  Camden National Corporation and Subsidiaries
                        Consolidated Statements of Income
                                  (unaudited)

(In Thousands, except number                       Three Months Ended June 30,
of shares and per share data)                            1999        1998
Interest Income
Interest and fees on loans                             $10,214      $ 9,162
Interest on U.S. Government and agency obligations       2,849        2,365
Interest on state and political subdivisions               100           27
Interest on interest rate swap agreements                    0            0
Interest on federal funds sold and other investments       446          248
                                                       -------      -------
     Total interest income                              13,609       11,802

Interest Expense
Interest on deposits                                     4,484        4,299
Interest on other borrowings                             1,507          846
Interest on interest rate swap agreements                    0            0
                                                       -------      -------
     Total interest expense                              5,991        5,145
                                                       -------      -------
     Net interest income                                 7,618        6,657

Provision for Loan Losses                                  505          324
                                                       -------      -------
  Net interest income after provision for loan losses    7,113        6,333

Other Income
Service charges on deposit accounts                        587          423
Other service charges and fees                             583          377
Other                                                      432          403
                                                       -------      -------
     Total other income                                  1,602        1,203

Operating Expenses
Salaries and employee benefits                           2,502        2,096
Premises and fixed assets                                  778          800
Other                                                    1,532        1,348
                                                       -------      -------
     Total operating expenses                            4,812        4,244
     Less minority interest in net income                    9            1
                                                       -------      -------
     Income before income taxes                          3,894        3,291
Income Taxes                                             1,269        1,050
                                                       -------      -------
Net Income                                             $ 2,625      $ 2,241
                                                       =======      =======
Per Share Data
Basic Earnings per share                                $0.40        $0.33
  (Net income divided by weighted
    average shares outstanding)
Diluted Earnings per share                              $0.38        $0.32
Cash dividends per share                                $0.15        $0.14
Weighted average number of shares outstanding       6,595,990    6,791,868



                  Camden National Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                 (unaudited)

(In Thousands)
                                          Six Months Ended June 30,
                                             1999           1998
Net income                                 $ 5,229        $ 4,775
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                    (2,077)            (7)
                                           -------        -------
Comprehensive income                       $ 3,152        $ 4,768
                                           =======        =======








                  Camden National Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (unaudited)

(In Thousands)
                                         Three Months Ended June 30,
                                             1999           1998
Net income                                 $ 2,265        $ 2,241
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                    (2,051)           (15)
                                           -------        -------
Comprehensive income                       $   214        $ 2,226
                                           =======        =======











                 Camden National Corporation and Subsidiaries
                      Consolidated Statements of Condition
                                  (unaudited)

(In Thousands, except number
of shares and per share data)                          June 30,    December 31,
                                                         1999           1998
Assets
Cash and due from banks                               $ 16,207       $ 14,938
Federal funds sold                                       1,243              0
Securities available for sale                          121,339         84,159
Securities held to maturity                             69,474         88,570
Other securities                                        14,085         14,084
Residential mortgages held for sale                          0         24,637
Loans, less allowance for loan losses of $7,062
 and $6,512 at June 30, 1999 and December 31, 1998     459,990        407,798
Bank premises and equipment                              9,321          9,530
Other real estate owned                                    776            905
Interest receivable                                      4,478          3,820
Other assets                                            20,820         19,510
                                                      --------       --------
     Total assets                                     $717,733       $667,951
                                                      ========       ========
Liabilities
Deposits:
  Demand                                              $ 63,176       $ 64,303
  NOW                                                   28,456         27,955
  Money market                                          85,428         87,532
  Savings                                               83,383         80,908
  Certificates of deposit                              254,033        247,875
                                                      --------       --------
     Total deposits                                    514,476        508,573
Borrowings from Federal Home Loan Bank                 101,969         60,265
Other borrowed funds                                    32,207         29,893
Accrued interest and other liabilities                   6,763          5,028
Minority interest in subsidiary                            103             90
                                                      --------       --------
     Total liabilities                                 655,518        603,849
                                                      --------       --------
Stockholders' Equity
Common stock, no par value; authorized
   10,000,000, issued 7,128,240 shares                   2,436          2,436
Surplus                                                  1,142          1,142
Retained earnings                                       71,039         68,785
Net unrealized depreciation on securities
   available for sale, net of income tax                (2,206)          (129)
                                                      --------       --------
                                                        72,411         72,234
 Less cost of 569,710 and 471,930 shares
   of treasury stock on June 30, 1999
   and December 31, 1998                                10,196          8,132
                                                      --------       --------
     Total stockholders' equity                         62,215         64,102
                                                      --------       --------
     Total liabilities and stockholders' equity       $717,733       $667,951
                                                      ========       ========

                  Camden National Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (unaudited)

(In Thousands)                                       Six Months Ended June 30,
                                                         1999         1998


Operating Activities
Net Income                                              $ 5,229      $ 4,475
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                              940          648
     Depreciation and amortization                          248          411
     Increase in interest receivable                       (658)         (18)
     Increase in other assets                            (1,217)     (10,095)
     Increase in other liabilities                        2,805        2,290
     Cash receipts from sale of residential loans         1,987          169
     Origination of mortgage loans held for sale              0       (9,875)
                                                        -------      -------
   Net cash provided (used) by operating activities       9,334      (11,995)
                                                        -------      -------
Investing Activities
Proceeds from maturities of
   securities held to maturity                           19,296       36,161
Proceeds from maturities of
   securities available for sale                         13,971        2,350
Purchase of securities available for sale               (54,343)      (6,993)
Purchase of Federal Home Loan Bank Stock                     (1)          (1)
Increase in loans                                       (30,482)     (17,655)
Net decrease in other real estate                           129          256
Purchase of premises and equipment                         (287)        (838)
Decrease (increase)in minority position                      13            2
Net purchase of federal funds                            (1,243)         350
                                                        -------      -------
   Net cash provided (used) by investing activities     (52,947)      13,632
                                                        -------      -------
Financing Activities
Net increase (decrease) in demand deposits,
   NOW accounts, and savings accounts                      (255)      30,385
Net increase in certificates of deposit                   6,158       43,229
Net increase (decrease) in short-term borrowings         44,018      (67,900)
Purchase of treasury stock                               (2,064)      (1,206)
Exercise and repurchase of stock options                   (975)           0
Cash Dividends                                           (2,000)      (1,839)
                                                        -------      -------
     Net cash provided by financing activities           44,882        2,669
                                                        -------      -------
     Increase in cash and equivalents                     1,269        4,306

Cash and cash equivalents at beginning of year           14,938       13,451
                                                        -------      -------
     Cash and cash equivalents at end of period         $16,207      $17,757
                                                        =======      =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 1999, and December 31, 1998, the consolidated statements of income for the three and six months ended June 30, 1999 and June 30, 1998, the consolidated statements of comprehensive income for the three and six months ended June 30, 1999 and June 30, 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999, and June 30, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended June 30,1999 is not necessarily indicative of the results that may be expected for the full year.



NOTE 2 - Earnings Per Share

Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                                Six Months Ended June 30,
                                                  1999             1998

Net income, as reported                           5,229            4,475

Weighted average shares                       6,624,978        6,801,198

Effect of dilutive securities:
     Employee stock options                      33,269           51,285

Dilutive potential common shares
     Adjusted weighted average shares
        and assumed conversion                6,658,247        6,852,483

Basic earnings per share                          $0.79            $0.66
Diluted earnings per share                         0.79             0.65



NOTE 3 - Excess of Cost Over Fair Value of Assets Acquired

During 1998 the Company's two bank subsidiaries acquired seven branch locations. The core deposit intangible acquired in these branch acquisitions is amortized to expense using the straight-line method over ten years. The acquisition was accounted for under the purchase method of accounting for business combinations.

The following is a summary of the transaction:
     Loans acquired               $18,541
     Fixed assets                     546
     Core deposit intangibles       7,466
     Other assets                   1,202
     Deposits assumed              87,332
     Other Liabilities                112
     Net Cash received             59,689



                                 ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                                   Six Months Ending    Six Months Ending
                                     June 30, 1999        June 30, 1998
                                  -------------------   -------------------
Dollars in thousands                Amount    Average      Amount   Average
                                      of       Yield/        of      Yield/
                                   interest     Rate      interest    Rate
                                   --------   -------     --------  -------
Interest-earning assets:
Securities - taxable               $ 6,361     7.03%      $ 5,399    6.81%
Securities - nontaxable                305     6.49%           88    6.98%
Federal funds sold                      56     6.17%           31    5.80%
Loans                               20,312*    8.92%       17,948*   9.63%
                                   -------    ------      -------   ------
Total earning assets                27,034     8.35%       23,466    8.77%
Interest-bearing liabilities:
NOW accounts                           311     1.03%          280    1.21%
Savings accounts                     1,167     2.82%        1,108    3.32%
Money Market accounts                  929     3.53%          686    3.73%
Certificates of deposit              6,381     5.20%        5,853    5.54%
Short-term borrowings                2,690     4.80%        2,388    5.36%
Broker Certificates of deposit         170     5.66%           48    5.81%
                                   -------    ------      -------   ------
Total interest-bearing
  liabilities                       11,648     4.16%       10,363    4.59%

Net interest income
(fully-taxable equivalent)          15,386                 13,103

Less: fully-taxable
   equivalent adjustment              (315)                  (135)
                                   -------                -------
                                   $15,071                $12,968
                                   =======                =======
Net Interest Rate Spread
 (fully-taxable equivalent)                    4.19%                 4.18%
Net Interest Margin
 (fully-taxable equivalent)                    4.75%                 4.90%


*Includes net swap income figures (in thousands) - June 1999 $0 and June 1998 $1.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.






                                             AVERAGE DAILY BALANCE SHEETS

Dollars in thousands
                                                Six Months Ended June 30,
                                                  1999             1998
                                                  ----             ----
Interest-earning assets:
 Securities - taxable                          $181,033         $158,612
 Securities - nontaxable                          9,401            2,520
 Federal funds sold                               1,814            1,069
 Loans                                          455,112          372,936
                                               --------         --------
Total earning assets                            647,360          535,137

Cash and due from banks                          15,467           15,512
Other assets                                     35,050           28,750

Less allowance for loan losses                   (6,798)          (5,899)
                                               --------         --------
Total assets                                   $691,079         $573,500
                                               ========         ========
Interest-bearing liabilities:
 NOW accounts                                  $ 60,528         $ 46,273
 Savings accounts                                82,790           66,826
 Money market accounts                           52,561           36,788
 Certificates of deposits                       245,375          211,162
 Short-term borrowings                          112,093           89,031
 Broker certificates                              6,006            1,653
                                               --------         --------
Total interest-bearing liabilities              559,353          451,733
Demand deposits                                  62,221           52,288
Other liabilities                                 6,347            6,207
Shareholders' equity                             63,158           63,272
                                               --------         --------
Total liabilities and
 stockholders' equity                          $691,079         $573,500
                                               ========         ========















ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND EXPENSES

                                           June 1999 Over June 1998
                                     ----------------------------------
                                      Change       Change
                                      Due to       Due to      Total
In thousands                          Volume       Rate        Change
                                      -------      -------     -------
Interest-earning assets:
  Securities--taxable                 $  763       $  199      $  962
  Securities--nontaxable                 240          (24)        216
  Federal funds sold                      22            2          24
  Loans                                3,957       (1,591)      2,366
                                     -------      -------     -------
Total interest income                  4,982       (1,414)      3,568

Interest-bearing liabilities:
  NOW accounts                            86          (54)         32
  Savings accounts                       265         (206)         59
  Money market accounts                  294          (51)        243
  Certificates of deposit                948         (420)        528
  Short-term borrowings                  618         (317)        301
  Broker certificates                    126           (4)        122
                                     -------      -------     -------
Total interest expense                 2,337       (1,052)      1,285

                                     -------      -------     -------
Net interest income                   $2,645       $ (362)     $2,283
(fully taxable equivalent)           =======      =======     =======




ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATION


FINANCIAL CONDITION

During the first six months of 1999, consolidated assets increased by $49.8 million to $717.8 million. This increase was the result of an increase in the loan portfolio, including residential mortgages held for sale, of $28.1 million or 6.4% and an increase in the investment portfolio of $18.1 million or 10.5%. The increase in loans can be attributed to strong loan demand during the first
half of 1999.   With a relatively low interest rate environment it has been the
Company's asset/liability strategy to hold fixed rate mortgages in its portfolio for the past 18 months. The yields on these assets have been higher than yields available in the investment portfolio. Therefore, the loan balances in our residential mortgages held for sale at December 31, 1998 were transferred into the fixed-rate residential portfolio. This transfer reflects the Company's intent to hold these loans on its balance sheet. Additions were also made to the investment portfolio during the second quarter of 1999, taking advantage of a steeper yield curve.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1998, deposits have increased by $5.9 million or 1.2%. Both of the Company's banking subsidiaries continue to experience extreme competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $44.0 million or 48.8% since December 31,1998. The majority of the borrowings were from the Federal Home Loan Bank of Boston. FHLB advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first six months of 1999, $940,000 was added to the reserve for loan losses, resulting in an allowance of $7.1 million, or 1.51%, of total loans outstanding. This addition to the allowance was made as a result of loan growth and not a reduction in loan quality. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at June 30, 1999, of 11.2% and 12.4% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1998 were 12.8% and 14.0%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first six months of 1999 Camden National Bank paid dividends to the Company in the amount of $5.6 million. The Company paid dividends to shareholders in the amount of $2.0 million. The remaining amount of $3.6 million was used for treasury stock and stock option transactions by the Company.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $5.229 million, an increase of $754,000 or 16.8% above 1998's first six month's net income of $4.475 million. The major contributing factor was the increase in loans and investments, which resulted in an increase in net interest income.


NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 1999 was $15.4 million, a 17.4% or $2.3 million increase over the net interest income for the first six months of 1998 of $13.1 million. Interest income on loans increased by $2.4 million. This increase was due to the increase in loan volume, despite a decrease in yields from 9.63% during the first six months of 1998 to 8.92% during the first six months of 1999. The Company also experienced an increase in interest income on investments during the first six months of 1999 compared to the same period in 1998 due to both increased volume and yield. The Company's net interest expense on deposits and borrowings increased during the first six months of 1999 compared to the same period in 1998. This increase was the result of increased volumes in all categories.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 9-11 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the six months ended June 30, 1999 and 1998. The second of these tables presents average assets liabilities and stockholders' equity for the six months ended June 30, 1999 and 1998. The third table presents an analysis of volume and rate change on net interest income and expense from June 30, 1998 to June 30, 1999.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was no effect on net interest income in the first six months of 1999 compare to a slight increase of $1,000 in the first six months of 1998.


NONINTEREST INCOME

There was a $850,000 or 38.4% increase in total noninterest income in the first six months of 1999 compared to the first six months of 1998. Service charges on deposit accounts increased $340,000 or 43.4% for the first six months of 1999 compared to 1998. This increase was the result of increased deposit balances. The increase in deposit balances was affected by the acquisition of seven branches by the Company in 1998. Four branches were acquired in March 1998 and three in October 1998. Other service charges and fees increased by $281,000 or 38.3% in the first six months of 1999 compared to 1998. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $229,000 in the first six months of 1999 compared to 1998. The major reason for this increase in other income was a $150,000 gain on the sale of securities.


NONINTEREST EXPENSE

There was a $1.555 million or 19.6% increase in total noninterest expenses in the first six months of 1999 compared to the first six months of 1998.
Salaries and employee benefits cost increased by $841,000 or 20.8% in the first six months of 1999 compared to 1998. This increase was the result of normal annual increases, additions to staff (including the staff at the seven branches acquired in 1998) and higher pension benefit costs. Other operating expenses increased by $644,000 or 24.6%. The major contributing factor for this increase the costs related to the seven branch locations acquired in 1998. The Company experienced increases in premises and fixed assets, credit card expenses, data processing, and amortization of deposit premium and various other general operating expenses. The amortization of deposit premium of $387,000 was recorded in 1999, which was the result of the new branches acquired in 1998.


YEAR 2000

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

The Company strives to strengthen customer awareness of the Year 2000 issue in various forms. An internal awareness training program is ongoing with employees. This will enable our staff to effectively answer customers' concerns. Inserts have been mailed with monthly statements to customers of the Company's bank subsidiaries to assure them of the Company's readiness to serve them in the new millennium. The Company has sponsored several seminars for the community on the Year 2000 issues. The Company has requested compliance statements from over 150 companies upon which the Company relies. Some examples of these companies are utility providers, insurance companies, investment firms, other banks, and human resource service providers. If providers fail to demonstrate adequate Year 2000 compliance progress, the Company has set deadlines for implementation of contingency plans.

An essential component of preparing for the Year 2000 problem and beyond is developing a contingency plan if any or all of the Company's systems fail or cannot be made Year 2000 ready. The Company developed Year 2000 contingency plans for all of its mission critical products and services. These plans were designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of our Year 2000 readiness plan; or (2) the failure to any of our systems at critical dates. The Company's Contingency Plan includes a Crisis Management Team to handle any unforeseen problems. Although the Company does not expect there to be any problems, it has outlined procedures to handle any if there is a mission critical system failure. A general contingency plan was developed for non-mission critical systems. The intent of these plans is to describe how the Company will resume normal business operations if systems do not perform as planned and required before or after the turn of the century. The basic priorities for restoring service will be based on the essential application processing required to provide the Company's financial services to its customers. The Company has conducted business impact analyses for each mission critical area to identify potential disruption and the effect such disruption could have on business operations should a service provider or software vendor be unable to operate in a Year 2000 compliant environment. The Company analyzed strategies and identified resources that will be required to restore systems and or business operations. As part of the emergency plan for each individual mission critical item, the Company has included a recovery program that identifies participants, processes, and equipment that might be needed for the Company to function at an adequate level. The program ensure that all participants are aware of their roles, adequately trained, and able to do whatever is necessary to restore operations.

The Company will monitor cash levels during 1999 in order to determine usage trends. The Company has a plan to increase its currency and coin levels starting in the fall of 1999 in anticipation of higher liquidity levels required to meet cash needs during the transition to the year 2000. In addition, the Company has confirmed its available lines of credit with correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank to insure available liquidity in meeting unanticipated cash demands.

The estimated cost to address all of the Year 2000 issues approximates $450,000. This includes $200,000 to upgrade software and hardware systems, $100,000 for testing of systems, $100,000 for consulting fees, and $50,000 for existing personnel costs to effectively implement the Year 2000 Plan.

The information provided above regarding the Company's Year 2000 compliance includes forward-looking statements based on management's best estimates of future events. Such forward-looking statements involve risks and uncertainties including the availability of resources, the ability to identify and correct potential Year 2000 sensitive problems that could have a serious impact on the operations and the ability of third party suppliers to bring their systems into Year 2000 compliance. There can be no assurance that any of the factors or statements regarding the Company's Year 2000 preparedness will not change and that any change will not affect the accuracy of the Company's forward looking statements.


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

SFAS No. 133, "Accounting For Derivative Instruments and Hedging activities," and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," are effective for fiscal years beginning after June 15, 1999, and the first fiscal quarter beginning July 1, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and the first quarter beginning July 1, 2000. Management has not determined the impact of SFAS No. 134 and No. 137 on the financial statements.

SFAS No. 135 and No. 136 do not apply to the Corporation.


OTHER MATTERS

SHARE REPURCHASE PLAN. The Company will seek to repurchase up to $6,000,000 worth of its outstanding shares during the succeeding twelve months following the adoption of this plan. The Board of Directors approved funding of this plan on October 13, 1998. The repurchase will be effected as follows:

     1. All of the Company's bids and repurchases of its stock during a given day shall be effected through a single broker or dealer, except that the Company may repurchase shares from others provided that the same have not been solicited by or on behalf of the Company. For this purpose, the Company shall utilize the services of any registered broker or dealer.

     2. All of the Company's repurchases of its stock shall be at a price which is not higher than the lowest current independent offer quotation determined on the basis of reasonable inquiry. Management shall exercise its best judgement whether to purchase stock at the then lowest current independent offer quotation;

     3.  Daily volume of Company repurchases must be in an amount that
         (a) when added to the amounts of all of the Company's other repurchases through a broker or dealer on that day, except "block purchases," (i.e., 2,000 or more shares repurchased from a single seller) does not exceed one "round lot" (i.e., 100 shares) or (b) when added to the amounts of all of the Company's other repurchases through a broker or dealer during that day and the preceding five business days, except "block purchases" does not exceed one twentieth of one percent (1/20 of 1%) of the outstanding shares of Company stock, exclusive of shares known to be owned beneficially by affiliates, (i.e., approximately 1,000 shares);

     4. If at any time while this plan is in effect trading in the Company's shares of stock are reported through a consolidated system, compliance for rule 10b-18 of the Exchange Act Rules shall be complied with;

     5. The Company will not affect any repurchases of its stock during any period in which doing so would violate its insider trader policy or otherwise would not be in accordance with the law.

     6.  The share repurchase plan will be used for stock options.

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

MERGER. On July 27, 1999, Camden National Corporation, a Maine corporation (the "Company"), Camden Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, KSB Bancorp Inc., a Delaware corporation ("KSB") and Kingfield Savings Bank, a Maine-chartered savings bank and wholly owned subsidiary of KSB entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a series of related transactions pursuant to which KSB will be merged with and into the company (the "Merger"), with the Company being the surviving corporation. The Boards of Directors of the company and KSB approved the Merger Agreement, and all of the transactions contemplated thereby, at their respective meetings held on July 27, 1999. The consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval of the stockholders of each of the Company and KSB and certain regulatory approvals.






                                PART II

Item 4.  Submission Matters to a vote of Security holders.

 (a) The annual meeting of shareholders was held on May 4, 1999.

 (c) Matters voted upon at the meeting. 1)To elect as director nominees -- Royce M. Cross and John W. Holmes to serve a three year term to expire at the annual meeting in 2002. Total votes cast: 5,092,810, with 5,080,412 for, and 12,398 withheld. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 1999. Total votes cast:
5,093,109, with 5,085,706 for, 1,950 against, and 5,453 abstain.


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

             None.








                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)




Robert W. Daigle (signature)             08/13/99
-------------------------------------    --------
Robert W. Daigle                         Date
President and Chief Executive Officer



Susan M. Westfall (signature)            08/13/99
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer