Form 10-Q/A
period 1999-06-30
CAMDEN NATIONAL CORP
filed 1999-11-15
CIK 750686

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

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses June 30, 1999 over June 30, 1998 ........................ 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ................................ 11-17

PART II.

ITEM 4. Submission Matters to a Vote of Security holders .............. 18

ITEM 6. Exhibits and Reports on Form 8-K ........................... 18-19

SIGNATURES ............................................................ 19

EXHIBITS ........................................................... 20-27


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

MERGER

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




EMPLOYMENT AGREEMENT

In May 1999 the Company and Camden National Bank have entered into an employment agreement with Robert W. Daigle for an initial term of five years. At the expiration thereof, including any renewals, the employment agreement is extended automatically for additional five-year periods unless, within a specified time, any party to the employment agreement gives written notice to the other of such party's election not to so extend the term of the employment agreement.

The employment agreement provides, among other things, for (1) an annual base salary of $235,000, (ii) insurance and other benefits, and (iii) in the event of (A) termination by the executive for any reason after a change in control of the Company or Camden National Bank, or (B) termination of the executive by the Company or Camden National Bank without cause, aggregate payments (made according to the Company's and Camden National Bank's regular rayroll schedule) equal to two times the executive's annual salary then in effect, as well as continued insurance and benefits (except profit sharing) during such two year period.

The employment agreement includes a provision for termination of the executive for cause, whereupon payments and benefits cease. The employment agreement also includes certain non-solicitation and non-competition provisions which extend for four years following the executive's termination of employment.


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

      (10.8) Employment Agreement with Chief Executive Officer.

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