Form 10-Q
period 1999-09-30
CAMDEN NATIONAL CORP
filed 1999-11-15
CIK 750686

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended         September 30, 1999

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

     Outstanding at September 30, 1999: Common stock (no par value) 6,557,650 shares.


                      CAMDEN NATIONAL CORPORATION

           Form 10-Q for the quarter ended September 30, 1999

          TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.
ITEM 1. FINANCIAL INFORMATION
                                                                PAGE
Consolidated Statements of Income
   Nine Months Ended September 30, 1999 and 1998                  3

Consolidated Statements of Income
   Three Months Ended September 30, 1999 and 1998                 4

Consolidated Statements of Comprehensive Income
   Nine Months Ended September 30, 1999 and 1998                  5

Consolidated Statements of Comprehensive Income
   Three Months Ended September 30, 1999 and 1998                 5

Consolidated Statements of Condition
   September 30, 1999 and December 31, 1998                       6

Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 1998                  7

Notes to Consolidated Financial Statements
   Nine Months Ended September 30, 1999 and 1998                8-9

Analysis of Change in Net Interest Margin
   Nine Months Ended September 30, 1999 and 1998                  9

Average Daily Balance Sheets
   Nine Months Ended September 30, 1999 and 1998                 10

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses September 30, 1999 over September 30, 1998         11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           11-17

PART II.

ITEM 6. Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                       18

EXHIBITS                                                         19






                                   PART I.
                    ITEM I.  FINANCIAL INFORMATION

              Camden National Corporation and Subsidiaries
                    Consolidated Statements of Income
                               (unaudited)

(In Thousands, except number                    Nine Months Ended September 30,
of shares and per share data)                            1999         1998
Interest Income
Interest and fees on loans                             $30,598      $27,279
Interest on U.S. Government and agency obligations       8,431        7,182
Interest on state and political subdivisions               301           83
Interest on interest rate swap agreements                    0           33
Interest on federal funds sold and other investments     1,380          775
                                                       -------      -------
     Total interest income                              40,710       35,352

Interest Expense
Interest on deposits                                    13,592       12,417
Interest on other borrowings                             4,154        3,043
Interest on interest rate swap agreements                    0           32
                                                       -------      -------
     Total interest expense                             17,746       15,492
                                                       -------      -------
     Net interest income                                22,964       19,860

Provision for Loan Losses                                1,465          992
                                                       -------      -------
  Net interest income after provision for loan losses   21,499       18,868

Other Income
Service charges on deposit accounts                      1,677        1,240
Other service charges and fees                           1,920        1,586
Other                                                    1,360          945
                                                       -------      -------
     Total other income                                  4,957        3,771

Operating Expenses
Salaries and employee benefits                           7,368        6,244
Premises and fixed assets                                1,993        1,504
Other                                                    5,402        4,596
                                                       -------      -------
     Total operating expenses                           14,763       12,344
     Less minority interest net income                      20            5
                                                       -------      -------
     Income before income taxes                         11,673       10,290
Income Taxes                                             3,764        3,301
                                                       -------      -------
Net Income                                             $ 7,909      $ 6,989
                                                       =======      =======
Per Share Data
Basic Earnings per share (Net income divided             $1.20        $1.03
    by weighted average shares outstanding)
Diluted Earnings per share                               $1.19        $1.01
Cash dividends per share                                 $0.45        $0.41
Weighted average number of shares outstanding        6,602,323    6,783,120

              Camden National Corporation and Subsidiaries
                    Consolidated Statements of Income
                               (unaudited)

(In Thousands, except number                   Three Months Ended September 30,
of shares and per share data)                            1999         1998
Interest Income
Interest and fees on loans                             $10,497      $ 9,437
Interest on U.S. Government and agency obligations       2,857        2,241
Interest on state and political subdivisions               100           25
Interest on interest rate swap agreements                    0            0
Interest on federal funds sold and other investments       537          286
                                                       -------      -------
     Total interest income                              13,991       11,989

Interest Expense
Interest on deposits                                     4,630        4,439
Interest on other borrowings                             1,468          658
Interest on interest rate swap agreements                    0            0
                                                       -------      -------
     Total interest expense                              6,098        5,097
                                                       -------      -------
     Net interest income                                 7,893        6,892

Provision for Loan Losses                                  525          344
                                                       -------      -------
  Net interest income after provision for loan losses    7,368        6,548

Other Income
Service charges on deposit accounts                        554          457
Other service charges and fees                             906          760
Other                                                      435          342
                                                       -------      -------
     Total other income                                  1,895        1,559

Operating Expenses
Salaries and employee benefits                           2,491        2,208
Premises and fixed assets                                  658          472
Other                                                    2,139        1,744
                                                       -------      -------
     Total operating expenses                            5,288        4,424
     Less minority interest in net income                    7            4
                                                       -------      -------
     Income before income taxes                          3,968        3,679
Income Taxes                                             1,288        1,165
                                                       -------      -------
Net Income                                             $ 2,680      $ 2,514
                                                       =======      =======
Per Share Data
Basic Earnings per share (Net income divided             $0.41        $0.37
    by weighted average shares outstanding)
Diluted Earnings per share                               $0.40        $0.36
Cash dividends per share                                 $0.15        $0.14
Weighted average number of shares outstanding        6,557,750    6,747,555

                Camden National Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income
                                 (unaudited)


(In Thousands)                     Nine Months Ended September 30,
                                         1999           1998


Net income                             $ 7,909        $ 6,989
Other comprehensive income,
  net of tax:
   Change in unrealized
     gains on securities                (3,351)            11
                                       -------        -------
Comprehensive income                   $ 4,558        $ 7,000
                                       =======        =======






                Camden National Corporation and Subsidiaries
              Consolidated Statements of Comprehensive Income
                                 (unaudited)

(In Thousands)                     Three Months Ended September 30,
                                         1999           1998

Net income
Other comprehensive income,            $ 2,680        $ 2,514
  net of tax:
   Change in unrealized
     gains on securities                (1,274)            18
                                       -------        -------
Comprehensive income                   $ 1,406        $ 2,532
                                       =======        =======


              Camden National Corporation and Subsidiaries
                   Consolidated Statements of Condition
                               (unaudited)

(In Thousands, except number
 of shares and per share data)                  September 30,   December 31,
                                                    1999           1998
Assets
Cash and due from banks                           $ 17,563       $ 14,938
Securities available for sale                      120,087         84,159
Securities held to maturity                         65,501         88,570
Other securities                                    14,085         14,084
Residential mortgages held for sale                  1,013         24,637
Loans, less allowance for loan losses
   of $7,360 and $6,512 at September 30,
   1999 and December 31, 1998                      470,615        407,798
Bank premises and equipment                          9,443          9,530
Other real estate owned                                752            905
Interest receivable                                  4,710          3,820
Other assets                                        22,279         19,510
                                                  --------       --------
     Total assets                                 $726,048       $667,951
                                                  ========       ========
Liabilities
Deposits:
  Demand                                          $ 70,894       $ 64,303
  NOW                                               28,201         27,955
  Money market                                      95,863         87,532
  Savings                                           88,515         80,908
  Certificates of deposit                          251,229        247,875
                                                  --------       --------
     Total deposits                                534,702        508,573
Borrowings from Federal Home Loan Bank              86,275         60,265
Other borrowed funds                                33,083         29,893
Accrued interest and other liabilities               9,257          5,028
Minority interest in subsidiary                        115             90
                                                  --------       --------
     Total liabilities                             663,432        603,849
                                                  --------       --------
Stockholders' Equity
Common stock, no par value; authorized
  10,000,000, issued 7,128,240 shares                2,436          2,436
Surplus                                              1,142          1,142
Retained earnings                                   72,725         68,785
Net unrealized depreciation on securities
   available for sale, net of income tax            (3,480)          (129)
                                                  --------       --------
                                                    72,823         72,234
 Less cost of 570,590 and 384,060
   shares of treasury stock on September 30,
   1999 and December 31, 1998                       10,207          8,132
                                                  --------       --------
     Total stockholders' equity                     62,616         64,102
                                                  --------       --------
     Total liabilities and stockholders' equity   $726,048       $667,951
                                                  ========       ========

              Camden National Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (unaudited)

(In Thousands)
                                             Nine Months Ended September 30,
                                                      1999         1998
Operating Activities
Net Income                                          $ 7,909      $ 6,989
Adjustment to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                        1,465          992
     Depreciation and amortization                      854          519
     (Increase) decrease in interest receivable        (890)         400
     Increase in other assets                        (2,625)     (10,191)
     Increase in other liabilities                    5,955        2,920
     Cash receipts from sale of residential loans     3,300        1,737
     Origination of mortgage loans held for sale          0      (10,768)
                                                    -------      -------
   Net cash provided (used) by operating activities  15,968       (7,402)
                                                    -------      -------
Investing Activities
Proceeds from maturities of
   securities held to maturity                       23,328       58,185
Proceeds from maturities of
   securities available for sale                     15,754        2,864
Purchase of securities available for sale           (56,842)     (16,013)
Purchase of Federal Home Loan Bank Stock                 (1)          (1)
Increase in loans                                   (43,958)     (40,534)
Net decrease in other real estate                       153          490
Purchase of premises and equipment                   (1,088)      (1,102)
Decrease (increase)in minority position                  25           (5)
Net purchase of federal funds                             0       (4,907)
                                                    -------      -------
   Net cash used by investing activities            (62,629)      (1,023)
                                                    -------      -------
Financing Activities
Net increase in demand deposits, NOW
   accounts, and savings accounts                    22,775       54,738
Net increase in certificates of deposit               3,354       54,023
Net increase (decrease) in short-term borrowings     29,200      (91,674)
Purchase of treasury stock                           (2,075)      (1,289)
Exercise and repurchase of stock options               (975)           0
Cash Dividends                                       (2,993)      (2,784)
                                                    -------      -------
     Net cash provided by financing activities       49,286       13,014
                                                    -------      -------
     Increase in cash and equivalents                 2,625        4,589
Cash and cash equivalents at beginning of year       14,938       13,451
                                                    -------      -------
     Cash and cash equivalents at end of period     $17,563      $18,040
                                                    =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 1999, and December 31, 1998, the consolidated statements of income for the three and nine months ended September 30, 1999 and September 30, 1998, the consolidated statements of comprehensive income for the three and nine months ended September 30, 1999 and September 30, 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999, and September 30, 1998. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended September 30,1999 is not necessarily indicative of the results that may be expected for the full year.


NOTE 2 - Earnings Per Share

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                             Nine Months Ended September 30,
                                                  1999             1998

Net income, as reported                           7,909            6,989

Weighted average shares                       6,602,323        6,783,120

Effect of dilutive securities:
     Employee stock options                      33,269          143,127

Dilutive potential common shares
     Adjusted weighted average shares
        and assumed conversion                6,635,592        6,926,247

Basic earnings per share                          $1.20            $1.03
Diluted earnings per share                         1.19             1.01


NOTE 3 - Excess of Cost Over Fair Value of Assets Acquired

During 1998 the Company's two bank subsidiaries acquired seven branch locations. The core deposit intangible acquired in these branch acquisitions is amortized to expense using the straight-line method over ten years. The acquisition was accounted for under the purchase method of accounting for business combinations.

The following is a summary of the transaction:
     Loans acquired            $18,541
     Fixed assets                  546
     Core deposit intangibles    7,466
     Other assets                1,202
     Deposits assumed           87,332
     Other Liabilities             112
     Net Cash received          59,689



                           ANALYSIS OF CHANGE IN NET INTEREST MARGIN

                            Nine Months Ending    Nine Months Ending
                            September 30, 1999    September 30, 1998
                            -------------------   -------------------
Dollars in thousands          Amount    Average      Amount   Average
                                of       Yield/        of      Yield/
                             interest     Rate      interest    Rate
                             --------   -------     --------  -------
Interest-earning assets:
Securities - taxable         $ 9,729     7.00%      $ 7,882    7.21%
Securities - nontaxable          456     6.56%          125    6.95%
Federal funds sold                83     5.50%           76    5.44%
Loans                         30,905*    8.97%       27,441*   9.60%
                            --------   -------     --------  -------
Total earning assets          41,173     8.37%       35,524    8.92%

Interest-bearing liabilities:
NOW accounts                     483     1.04%          422    1.17%
Savings accounts               1,848     2.93%        1,661    3.25%
Money Market accounts          1,440     3.59%        1,117    3.76%
Certificates of deposit        9,564     5.16%        9,082    5.57%
Short-term borrowings          4,154     4.84%        3,043    5.30%
Broker Certificates of deposit   257     5.71%          135    5.77%
                            --------   -------     --------  -------
Total interest-bearing
  liabilities                 17,746     4.17%       15,460    4.55%

Net interest income
(fully-taxable equivalent)    23,427                 20,064

Less: fully-taxable
   equivalent adjustment        (463)                  (204)
                            --------               --------
                             $22,964                $19,860
                            ========               ========
Net Interest Rate Spread
 (fully-taxable equivalent)              4.20%                 4.36%
Net Interest Margin
 (fully-taxable equivalent)              4.76%                 5.04%


*Includes net swap income figures (in thousands) - September 1999 $0 and September 1998 $1.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.



                                       AVERAGE DAILY BALANCE SHEETS
Dollars in thousands
                                     Nine Months Ended September 30,
                                            1999             1998
                                            ----             ----
Interest-earning assets:
 Securities - taxable                   $185,375         $145,702
 Securities - nontaxable                   9,274            2,399
 Federal funds sold                        2,006            1,862
 Loans                                   459,191          381,252
                                        --------         --------
Total earning assets                     655,846          531,215

Cash and due from banks                   16,429           16,646
Other assets                              35,051           37,281

Less allowance for loan losses            (6,958)          (5,997)
                                        --------         --------
Total assets                            $700,368         $579,145
                                        ========         ========
Interest-bearing liabilities:
 NOW accounts                           $ 61,949         $ 48,071
 Savings accounts                         84,006           68,123
 Money market accounts                    53,533           39,637
 Certificates of deposits                246,887          217,268
 Short-term borrowings                   114,382           76,655
 Broker certificates                       6,009            3,121
                                        --------         --------
Total interest-bearing liabilities       566,766          452,875
Demand deposits                           65,085           56,516
Other liabilities                          5,158            5,734
Shareholders' equity                      63,359           64,020
                                        --------         --------
Total liabilities and
 stockholders' equity                   $700,368         $579,145
                                        ========         ========

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME AND
EXPENSES

                                 September 1999 Over September 1998
                                 ----------------------------------
                                  Change       Change
                                  Due to       Due to      Total
In thousands                      Volume       Rate        Change
                                  -------      -------     -------

Interest-earning assets:
  Securities--taxable             $ 2,145      $  (298)    $ 1,847
  Securities--nontaxable              358          (27)        331
  Federal funds sold                    6            1           7
  Loans                             5,612       (2,148)      3,464
                                  -------      -------     -------
Total interest income               8,121       (2,472)      5,649

Interest-bearing liabilities:
  NOW accounts                        122          (61)         61

  Savings accounts                    387         (200)        187
  Money market accounts               392          (69)        323
  Certificates of deposit           1,237         (755)        482
  Short-term borrowings             1,500         (389)      1,111
  Broker certificates                 125           (3)        122
                                  -------      -------     -------
Total interest expense              3,763       (1,477)      2,286

                                  -------      -------     -------
Net interest income               $ 4,358      $  (995)    $ 3,363
(fully taxable equivalent)        =======      =======     =======



ITEM II.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF
OPERATION

FINANCIAL CONDITION

During the first nine months of 1999, consolidated assets increased by $58.1 million, or 8.7% to $726.0 million. This increase was the result of an increase in the loan portfolio, including residential mortgages held for sale, of $40.0 million or 9.1% and an increase in the investment portfolio of $12.9 million or 6.9%. The increase in loans can be attributed to strong loan demand during the first nine months of 1999. With a relatively low interest rate environment it has been the Company's asset/liability strategy for the past 18 months to hold fixed rate mortgages in its portfolio. The yields on these assets have been higher than yields available in the investment portfolio. Therefore, the loan balances in our residential mortgages held for sale at December 31, 1998 were transferred into the fixed-rate residential portfolio. This transfer reflects the Company's intent to hold these loans on its balance sheet. Additions were also made to the investment portfolio during the second and third quarters of 1999, taking advantage of a steeper yield curve than in prior periods.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1998, deposits have increased by $26.1 million or 5.1%. Both of the Company's banking subsidiaries continue to experience substantial competition by competitors for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $29.2 million or 32.4% since December 31, 1998. Federal Home Loan Bank of Boston advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first nine months of 1999, $1,465,000 was added to the reserve for loan losses based upon the expansion of the loan portfolio, resulting in an allowance of $7.4 million, or 1.54%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's risk based capital ratios for Tier 1 and Tier 2 ratios at September 30, 1999, of 11.7% and 13.0% respectively, exceed regulatory guidelines. The Company's ratios at December 31, 1998 were 12.8% and 14.0%.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by Camden National Bank to service its commitments. During the first nine months of 1999 Camden National Bank paid dividends to the Company in the amount of $6.8 million. The Company paid dividends to shareholders in the amount of $3.0 million. The remaining amount of $3.8 million was used for treasury stock, stock option and acquisition related transactions by the Company.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $7.9 million, an increase of $920,000 or 13.2% from 1998's first nine month's net income of $7.0 million. The major contributing factor was the increase in loans and investments, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 1999 was $23.4 million, a 16.8% or $3.4 million increase over the net interest income for the first nine months of 1998 of $20.1 million. Interest income on loans increased by $3.5 million, or 12.6%. This increase was due to the increase in loan volume, despite a decrease in yields from 9.60% during the first nine months of 1998 to 8.97% during the first nine months of 1999. The Company also experienced an increase in interest income on investments during the first nine months of 1999 compared to the same period in 1998 due to increased volume. The Company's net interest expense on deposits and borrowings increased during the first nine months of 1999 compared to the same period in 1998. This increase was the result of increased volumes in all categories.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 9-11 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and the net interest margin on earning assets for the nine months ended September 30, 1999 and 1998. The second of these tables presents average assets liabilities and stockholders' equity for the nine months ended September 30, 1999 and 1998. The third table presents an analysis of volume and rate change on net interest income and expense from September 30, 1998 to September 30,1999.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was no effect on net interest income in the first nine months of 1999 compared to a slight increase of $1,000 in the first nine months of 1998.

NONINTEREST INCOME

There was a $1.2 million or 31.5% increase in total noninterest income in the first nine months of 1999 compared to the first nine months of 1998. Service charges on deposit accounts increased $437,000 or 35.2% for the first nine months of 1999 compared to 1998. This increase was the result of increased deposit balances. The increase in deposit balances resulted primarily from the acquisition of seven branches by the Company in 1998. Four branches were acquired in March 1998 and three in October 1998. Other service charges and fees increased by $334,000 or 21.1% in the first nine months of 1999 compared to 1998. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $415,000, or 43.9% in the first nine months of 1999 compared to 1998. The major reason for this increase in other income was a $150,000 gain on the sale of securities.

NONINTEREST EXPENSE

There was a $2.4 million or 19.6% increase in total noninterest expenses in the first nine months of 1999 compared to the first nine months of 1998. Salaries and employee benefits cost increased by $1.1 million or 18.0% in the first nine months of 1999 compared to 1998. This increase was the result of normal annual increases, additions to staff (including the staff at the seven branches acquired in 1998) and higher pension benefit costs. Other operating expenses increased by $806,000 or 17.5%. The major contributing factor for this increase was the costs related to the seven branch locations acquired in 1998. The Company experienced increases in premises and fixed assets, credit card expenses, data processing, and amortization of deposit premium and various other general operating expenses. The amortization of deposit premium of $580,000 was recorded in 1999, which was the result of the new branches acquired in 1998.

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

The Company has been working since June 1997 to identify, test, and if necessary, upgrade key systems such as checking, savings, general ledger, wire transfer, consumer and commercial loans, and other core computer systems.
These are the Company's "mission critical" systems. Currently, 100% of the company's "mission critical" systems are ready for the Year 2000. In addition, all other systems were tested in the Company's own environment. Independent validation of the testing results of "mission critical" systems has been completed. The Company also operates in a highly interconnected local and wide area network environment. The Company's entire network has been renovated to Year 2000 ready versions of both hardware and software. In addition, a thorough inventory of the Company's facilities, elevators and security systems for potential Year 2000 issues was completed in September 1998.

All software used by the Company is provided by outside vendors, which are selected based on the quality of their products and their proven ability to deliver a high level of service to the Company and its customers. The Company is actively monitoring its approximately 50 software and hardware suppliers for Year 2000 compliance. The progress of these vendors is tracked as they deliver Year 2000 compliant upgrades to their applications.

The Company strives to strengthen customer awareness of the Year 2000 issue in various forms. An internal awareness training program is ongoing with employees. This will enable the Company's staff to effectively answer customers' concerns. Inserts have been mailed with monthly statements to customers of the Company's bank subsidiaries to assure them of the Company's readiness to serve them in the new millennium. The Company has sponsored several seminars for the community on the Year 2000 issues. The Company has requested compliance statements from over 150 companies upon which the Company relies. Some examples of these companies are utility providers, insurance companies, investment firms, other banks, and human resource service providers. If providers fail to demonstrate adequate Year 2000 compliance progress, the Company has set deadlines for implementation of contingency plans.

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

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for fiscal years beginning after June 15, 1999, and the first fiscal quarter beginning July 1, 1999. SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," has been amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133". SFAS 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and the first quarter beginning July 1, 2000. Management has not determined the impact of SFAS No. 134 and No. 137 on the financial statements.

SFAS No. 135 and No. 136 do not apply to the Company.


OTHER MATTERS

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

The stockholder meetings for such vote are scheduled for November 16, 1999. The Company can not assure that the merger will be consummated.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this report, including the information incorporated by reference in this report, are or may be considered as forward-looking. Forward-looking statements relate to the future operations, strategies, financial results or other developments, and contain words or phrases such as "may," "expects," "should" or similar expressions. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change.

Inherent in the Company's business are certain risks and uncertainties. Therefore, the Company cautions the reader that revenues and income could differ materially from those expected to occur depending on factors such as general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, credit risks and other factors. Other factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on investment securities, rates paid on deposits, competitive effects, fee and other noninterest income earned, as well as other factors. The Company's disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.


Item 6. Exhibits and Reports on Form 8-K.

 (a). Exhibits

      (2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among Camden National Corporation, Camden Acquisition Subsidiary, Inc., KSB Bancorp, Inc. and Kingfield Savings Bank.

      (3.i.) The Articles of Incorporation of Camden National Corporation, are incorporated herein by reference.

     (3.ii.) The Bylaws of Camden National Corporation, as amended to date,
             Exhibit 3.ii. to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

      (10.1) Stock Option Agreement, dated as of July 27, 1999 between Camden
             National Corporation and KSB Bancorp, Inc.

        (27) Financial Data Schedule.

      (99.1) Press Release, dated July 27, 1999.

 (b) Reports on Form 8-K.

     Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1999, relating to the merger.



















                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN NATIONAL CORPORATION
(Registrant)




Robert W. Daigle (signature)             11/15/99
-------------------------------------    --------
Robert W. Daigle                         Date
President and Chief Executive Officer



Susan M. Westfall (signature)            11/15/99
-------------------------------------    --------
Susan M. Westfall                        Date
Treasurer and Chief Financial Officer