Form 10-K/A
period 1998-12-31
CAMDEN NATIONAL CORP
filed 1999-12-29
CIK 750686

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                  FORM 10-K/A
                               (Amendment No. 1)


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                  Commission File Number               0-28190


                          CAMDEN NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


            MAINE                                        01-04132282
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2 ELM STREET
             CAMDEN, MAINE                                   04843
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:     (207) 236-8821

          Securities Registered Pursuant to Section 12(g) of the Act:

       Common Stock, without par value           American Stock Exchange
              (Title of Class)                      (Name of Exchange)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1999 is: Common Stock - $98,062,905

The number of shares of each of the registrant's classes of common stock, as of December 31, 1998 is: Common Stock - 6,656,310.

================================================================================

    The undersigned Camden National Corporation ("Camden") hereby amends the following items of its Annual Report on Form 10-K for the period ended December 31, 1998 as set forth in the pages attached hereto:


Part III, Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

Part III, Item 11.    EXECUTIVE COMPENSATION

Part III, Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

Part III, Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


  Following is a list of those persons who were members of the Board of Directors or who were executive officers of Camden as of March 31, 1999, including their age (at December 31, 1998) and their current positions with Camden and/or its subsidiaries: Camden National Bank ("CNB"), United Bank ("UB")and Trust Company of Maine ("TCOM").

Directors                             Position               Term of        Position(s) with
and Officers             Age         with Camden          Directorship       Subsidiaries
------------             ---    ------------------------  ------------  ------------------------
Peter T. Allen..........  63    Director                    2001        Director, CNB

Ann W. Bresnahan........  47    Director                    2000        Director, CNB

Royce M. Cross........... 47    Director                    1999        Director & Chairman, UB

Robert W. Daigle........  49    Director                    2000        President & CEO, CNB
                                                                        Director, CNB
                                                                        Director, TCOM

James C. Ebbert.........  50              --                  --        Assistant to the
                                                                        President, CNB

Robert J. Gagnon........  51    Director                    2000        Director, CNB

John W. Holmes  ........  53    Director                    1999        Director, CNB

Rendle A. Jones.........  56    Director & Chairman         2000        Director & Secretary, CNB
                                                                        Director, UB

John S. McCormick, Jr...  67    Director                    2001        Director, CNB

June B. Parent..........  36    Vice President Human          --                 --
                                 Resources

Keith C. Patten.........  59    Director, President &       1999        Director & Chairman, CNB
                                 Chief Executive Officer                Director, UB


Richard N. Simoneau.....  62    Director                    2001        Director, CNB
                                                                        Director, TCOM

Jeffrey D. Smith........  35    Vice President & Chief        --                 --
                                 Operations Officer

Arthur E. Strout........  63    Director & Secretary        2000        Director, CNB

Susan M. Westfall.......  42    Vice President, Clerk         --       Vice President, Cashier,
                                 Treasurer & Chief                     Investment & Trust
                                 Financial Officer                     Officer, CNB


  All the executive officers listed above will hold office as elected by the Board of Directors. There are no arrangements or understandings between any of the directors, or officers or any other persons pursuant to which any of the above directors have been selected as directors, or any of the above officers have been selected as officers, other than as described above. There are no "family relationships" among the above directors and officers, as that term is defined by the SEC.

  The business experience of each executive officer and director for the past five years is set forth below. None of the organizations in the descriptions below except Camden National Bank, United Bank, and Trust Company of Maine are affiliated with Camden.

Members of the Board of Directors.

  Peter T. Allen. Mr. Allen has been a Director of Camden and Camden National Bank since 1991. Mr. Allen is currently a private investor. From 1968 to 1998, he was also the President and General Manager of Cutting-Allen, Inc., a wholesale Christmas tree company.

  Ann W. Bresnahan. Ms. Bresnahan has been a Director of Camden and Camden National Bank since 1990. She has been a full-time volunteer and civic leader since 1970.

  Royce M. Cross. Mr. Cross has been a Director of Camden since 1998, and has been a Director of United Bank since 1991, serving as its Chairman since 1995. For the past 16 years, Mr. Cross has been the President of Cross Insurance and its affiliated offices located throughout Maine.

  Robert W. Daigle. Since the retirement of Mr. Patten in May 1999, Mr Daigle has been the President and Chief Executive Officer of Camden. He has been a Director of Camden and Camden National Bank since 1996, after being named President and Chief

Executive Officer of Camden National Bank effective January 8, 1996. Mr. Daigle has also been a Director of Trust Company of Maine, Inc. since 1996. From 1991 until 1996, he served Fleet Bank of Maine as Regional President and Senior Bank Official overseeing Maine's northern and eastern markets.

  Robert J. Gagnon. Mr. Gagnon has been a Director of Camden and Camden National Bank since 1996. Mr. Gagnon is also Manager of the Rockland Super Shop-n-Save, a position he has held for sixteen years.

  John W. Holmes. Mr. Holmes has been a Director of Camden and Camden National Bank since 1989. Mr. Holmes is also the President and majority owner of Consumers Fuel Company, a position he has held for 22 years.

  Rendle A. Jones. Mr. Jones has been a Director of Camden and Camden National Bank since 1988, and became Chairman of Camden in 1998 and Chairman of Camden National Bank in 1999. Mr. Jones has also been a director of United Bank since 1996. Mr. Jones is also a partner in the law firm of Harmon, Jones & Sanford, where he has worked since 1968. He is also a partner in the following entities:
Fuller, Jones & Stivers, financial advisors; Professional Services Center, real estate rentals; Washington Street Associates, real estate rentals; and Lincolnville Village Apartments, real estate rentals. Mr. Jones is also general counsel to Camden.

  John S. McCormick, Jr. Mr. McCormick has been a Director of Camden and Camden National Bank since 1984 and 1975, respectively. Mr. McCormick has also been a principal of Consolidated Real Estate and Engineering, a professional engineering/consulting firm, since 1969.

  Keith C. Patten. Prior to retiring in May 1999, Mr. Patten had been the President, Chief Executive Officer and a Director of Camden since 1984. He had been a director of Camden National Bank since 1976, and was elected its Chairman in 1996; at which time he stepped down as President and CEO of Camden National Bank in order to focus on the management of the Company. Mr. Patten had also been a director of United Bank since 1976.

  Richard N. Simoneau. Mr. Simoneau has been a Director of Camden and Camden National Bank since 1984 and 1978, respectively. Mr. Simoneau has also been a Director of Trust Company of Maine, Inc. since January 1998. Mr. Simoneau has also been a partner of Simoneau, Norton, Masters & Alex, CPA, PA since 1999 and was previously a partner in Simoneau & Norton, CPAs, P.A., from 1993 to 1998. From 1990 to 1993, Mr. Simoneau was a Director of Associated Grocers of Maine.

  Arthur E. Strout. Mr. Strout has been a Director of Camden and Camden National Bank since 1984 and 1979, respectively. He is also an attorney in the law firm of Strout & Payson, P.A., where he has worked since 1971.

Executive Officers.

  James C. Ebbert. Mr. Ebbert joined Camden National Bank in October 1998 as Assistant to the President. From 1990 to September 1998 he consulted in corporate workouts, restructurings, crisis management and interim management. Prior to joining Camden National Bank, he practiced with the firms of Allomet Partners, Ltd. and Nachman, Hays & Associates, Inc. from January 1997 to September 1998 and January 1995 to December 1996, respectively. Mr. Ebbert has over 25 years of business and management experience.

  June B. Parent. Mrs. Parent has been Vice President of Human Resources for Camden since January 1999. Prior to that, she had been Personnel Manager for Camden since July 1995 and prior to that Executive Assistant to the President & Chief Executive Officer of United Bank from September 1992 to June 1995.

  Jeffrey D. Smith. Mr. Smith has been Vice President and Chief Operations Officer for Camden since February 1997. From January 1986 until joining Camden, he held various positions with Key Bank, most recently as Vice President and District Service Manager.

  Susan M. Westfall. Mrs. Westfall has been Treasurer and Chief Financial Officer of Camden since 1996. During 1997 her responsibilities were expanded to include those of Clerk. She also has been with Camden National Bank since 1979, and was promoted to Vice President in 1991. During 1997 her responsibilities were expanded to include those of Cashier, Investment, and Trust Officer.

  For a summary of the business experience and biographical information for Mr. Daigle, see "--Members of the Board of Directors" above.


Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act requires Camden's executive officers and directors, and persons who own more than 10% of a registered class of Camden's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. These persons are required by the regulations of the Securities and Exchange Commission to furnish Camden with copies of all Section 16(a) forms they file. To Camden's knowledge, based solely on a review of copies of such reports and written representations that no other reports were required during the fiscal year ended December 31, 1998, all transactions in Camden's securities that were engaged in by Camden's executive officers and directors, and therefore required to be disclosed pursuant to Section 16(a) of the Securities Exchange Act, were timely reported.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth, for each of Camden's last three fiscal years, the annual compensation awarded to Camden's chief executive officer and the four most highly compensated executive officers who earned in excess of $100,000 during the year-ended December 31, 1998 (the "named executive officers").

                   Summary Compensation Table

                                                      Long-Term
                               Annual Compensation   Compensation
                              ---------------------  ------------   All Other
Name                     Year Salary(1)   Bonus(2)      Options   Compensation(3)
----                     ---- ----------  ---------  ------------ --------------
Keith C. Patten......... 1998 $  325,183  $  35,186        --          $ 623
  President and Chief    1997    286,718     30,593        --            595
  Executive Officer of   1996    239,640     47,884        --            600
  Camden (retired May,
  1999)
Robert W. Daigle........ 1998 $  178,185  $  20,113        --          1,595
  President and Chief    1997    158,400     16,980        --          1,125
  Executive Officer of   1996    142,000     42,981     30,000            --
  Camden National Bank

--------
(1) Includes salaries deferred by contributions to Camden's 401(k) Plan. The 401(k) Plan is available to all regular employees of Camden who are at least 21 years old and have completed at least one year of eligible service. The named executive officers were allowed to contribute up to 15% of their respective salaries to the 401(k) Plan not exceeding the IRS limitation ($10,000 each in 1998). The amounts in this column also include fees paid for service as directors.
(2) Bonuses are listed in the year earned and normally accrued, although such bonuses may be paid in the following year. Also includes deferred bonuses.
(3) Amounts shown for 1998 consist of the following: (i) Mr. Patten: $623 contribution to 401(k) Plan by Camden; and (ii) Mr. Daigle: $1,595 contribution to 401(k) Plan by Camden National Bank. Camden and Camden National Bank contribute a matching amount equal to 25% of the first 4% of salary deferred by named executive officers, up to the limit specified in Code Section 401(a)(17) during 1998. The amounts accumulating in the accounts under the 401(k) Plan are immediately vested in the employer contributions to their accounts in the 401(k) Plan.

Option Exercises and Year-End Holdings

  For each named executive officer, the value of an option is the current fair market value per share of Camden common stock, minus the applicable exercise price, times the number of shares that may be purchased under the option. There were no options granted during the year-ended December 31, 1998.

          Aggregated Option Exercises in Fiscal Year 1998 and
                Fiscal Year-End 1998 Option Values

                                                                              Number of Securities      Value of Unexercised In-The-
                                                  Shares                     Underlying Unexercised       Money Options At Fiscal
                                               Acquired On      Value       Option at Fiscal Year-End           Year-End
Name                                           Exercise (#)  Realized($)(1) Exercisable/Unexercisable  Exercisable/Unexercisable(2)
----                                           -----------   -------------- -------------------------  ----------------------------
Keith C. Patten.............................        0(3)       $1,695,000            90,000/0(4)             $1,320,300/$0
Robert W. Daigle............................        0                   0            30,000/0                   245,100/$0

--------
(1) The "value realized" represents the difference between the base (or exercise) price of the option shares for the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.

(2) Assumes market price of $20.50 per share, which was the closing price of a share of Camden common stock reported or the American Stock Exchange on December 31, 1998.

(3) On December 3, 1998, Mr. Patten exercised options to acquire 90,000 shares of Camden common stock for cash.

(4) On May 14, 1999, Mr. Patten exercised his remaining 90,000 options for cash. As of the date of this Form 10K/A, Mr. Patten no longer holds any options to acquire shares of Camden common stock.

Retirement Plans

  Camden maintains a qualified noncontributory defined benefit pension plan (the "Pension Plan"), which is available to all regular employees who are at least 21 years of age and have completed at least one year of eligible service. Mr. Patten, who retired in May, 1999, and Mr. Daigle are both beneficiaries of the Pension Plan. Camden also maintains a nonqualified noncontributory defined benefit supplemental executive retirement program (the "SERP") for certain highly compensated employees, including Mr. Daigle.

  Participants in the Pension Plan receive payment(s) upon retirement based on years of service (up to 25 years) times a percentage of the participant's covered annual compensation during the five consecutive years out of the last ten years before retirement in which the participant's compensation was the highest. Participants in the SERP receive upon retirement a 15 year certain life annuity based on years of service (up to 25 years) times a percentage of the participant's average salary and bonus for the 36 months of employment by Camden during which the participant's compensation was highest, reduced by the following amounts: 50% of the participant's projected primary Social Security benefits; the participant's benefits under the Pension Plan; the portion of the participant's benefits under the 401(k) Plan arising from employer contributions; and the participant's benefits under any other incentive or retirement plan that may be instituted by Camden or its subsidiaries, excluding stock options and the incentive bonus plan.

  The following table illustrates annual retirement benefits payable from the Pension Plan for a period of fifteen (15) years, assuming retirement in 1999 at age 65, for various levels of final average compensation and years of service with Camden. The Pension Plan benefits in the table are not subject to deduction for Social Security or other offset amounts.

                                                PENSION PLAN TABLE
                                    -----------------------------------------
                                                Years of Service
                                    -----------------------------------------
   Final Average
   Compensation
       (1)                            10     15     20     25     30     35
   -------------                    ------ ------ ------ ------ ------ ------
    125,000........................ 21,600 32,401 43,201 54,001 54,001 54,001
    150,000........................ 26,350 39,526 52,701 65,876 65,876 65,876
    160,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    200,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    300,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    400,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    500,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    600,000........................ 28,250 42,376 56,501 70,626 70,626 70,626
    1,000,000...................... 28,250 42,376 56,501 70,626 70,626 70,626

--------
(1) As a result of limitation, effective January 1, 1997, under the Internal Revenue Code of 1986, as amended (the "Code"), annual compensation in excess of $160,000 is not taken into account when calculating benefits under the Pension Plan.

  The following table illustrates annual retirement benefits payable from the SERP for a period of fifteen (15) years, assuming retirement in 1999 at age 65, for various levels of Final Average Compensation and Years of Service with Camden.

                                                  SERP TABLE
                                 ----------------------------------------------
                                               Years of Service
                                 ----------------------------------------------
   Final Average
   Compensation                    10      15      20      25      30      35
   -------------                ------- ------- ------- ------- ------- -------
      125,000..................  19,940  23,429  22,599  17,449  17,449  17,449
      150,000..................  24,540  28,904  27,999  21,822  21,822  21,822
      160,000..................  26,380  31,094  30,159  23,574  23,574  23,574
      200,000..................  36,780  46,694  50,959  49,574  49,574  49,574
      300,000..................  62,780  85,694 102,959 114,574 114,574 114,574
      400,000..................  88,780 124,694 154,959 149,574 149,574 149,574
      500,000.................. 114,780 163,694 206,958 244,574 244,574 244,574
      600,000.................. 140,780 202,694 258,959 309,574 309,574 309,574
      1,000,000................ 244,780 358,694 466,959 569,574 569,574 569,574

  The following table sets forth the number of years of credited service of each named executive officer listed in the Summary Compensation Table.

                                                                       Credited
                                                                       Years of
     Name                                                              Service
     ----                                                              --------
     Keith C. Patten.................................................     22
     Robert W. Daigle................................................      2

Change of Control Agreements

  The SERP provides that in the event Camden is merged with another company and the other company survives the merger, and Mr. Patten and Mr. Daigle are not made officers of the surviving company and the surviving company does not assume Camden's obligations under the SERP, the Camden Board may authorize a payment to named executive officers in an amount to be determined in the discretion of the Board of Directors.

Director Compensation

  Directors of Camden received $400 for attendance at each regular meeting of the Camden Board, and $150 for attendance at each meeting of a committee of the Camden Board during 1998. In addition, the Chairman of the Camden Board received a retainer of $200 per month, and the Secretary to the Camden Board received a retainer of $100 per meeting. No additional fees are paid for membership on or attendance at meetings of the Camden Board or any committees of the Camden Board.

  Director compensation is paid monthly to those directors who do not defer their compensation. Any director of Camden may defer up to 100% of their fees and retainer in any calendar year. If a director elects to defer their compensation, Camden automatically credits the amounts deferred to interest-earning accounts for each of the respective directors. Quarterly shares of Camden common stock are purchased by the plan for those directors electing this option. Deferred director's fees and/or stock are paid to participants in a deferral plan, or their designated beneficiaries, upon their termination as directors.

Compensation Committee Interlocks and Insider Participation

  The Personnel and Compensation Committee consisted of Richard N. Simoneau, Chairman, Robert J. Gagnon, Rendle A. Jones, and nonvoting members Robert W. Daigle and June B. Parent. Many members of the Personnel and Compensation Committee and their affiliates and families are borrowers from Camden's subsidiaries. All loans and credit commitments to such persons were made in the ordinary course of business and were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features to Camden's subsidiaries.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information with respect to the beneficial ownership of Camden common stock as of August 31, 1999, by (i) each person known by Camden to own beneficially more than five (5) percent of Camden's outstanding common stock, (ii) each current director and nominee of Camden, (iii) the named executive officers (defined below), and (iv) all executive officers and directors of Camden as a group. Except as otherwise indicated below, each of the directors, nominees, executive officers and shareholders owning more than five
(5) percent of Camden common stock has sole voting and investment power with respect to all shares of stock beneficially owned by him as set forth opposite his name.

                                                    Number of Shares    Percent
                                                   Beneficially Owned  of Class
                                                   ------------------  --------
5% or Greater Shareholders:
Kenneth C. & Prudence G. Dickey....................    779,112           11.88%
13 Curtis Avenue
Camden, ME 04843

Rendle A. Jones....................................    425,324(1)         6.49%
P.O. Box 190
76 Beloin Road
Camden, Maine 04843

Directors, Nominees and Named Executive Officers:
Peter T. Allen.....................................     10,000(2)          *
Ann W. Bresnahan...................................     23,940(3)          *
Royce M. Cross.....................................     10,227             *
Robert W. Daigle...................................     32,274(4)          *
Robert J. Gagnon...................................      2,028             *
John W. Holmes.....................................      4,910             *
John S. McCormick, Jr..............................     19,700(5)          *
Keith C. Patten....................................    132,105(6)         2.01%
Richard N. Simoneau................................     21,240             *
Arthur E. Strout...................................    107,569            1.64%

All directors and executive
 officers as a group (15 persons)..................    678,437(7)(8)     10.27%

--------
*  Less than one (1) percent.
(1) Includes 371,160 shares owned by various trusts of which Mr. Jones acts as trustee, and to which shares he disclaims any beneficial interest.
(2) Includes 1,000 shares over which voting and dispositive power are shared with spouse.
(3) Includes 5,940 shares over which voting and dispositive power are shared with spouse.
(4) Includes 30,000 shares underlying stock options exercisable within 60 days and an additional 300 shares owned by spouse, as to which he disclaims any beneficial interest.
(5) Includes 2,700 shares owned by spouse, as to which shares he disclaims any beneficial interest.
(6) Includes 57,000 shares owned by spouse, as to which shares he disclaims any beneficial interest.
(7) Shared voting and/or dispositive power over some or all shares; includes shares underlying stock options exercisable within 60 days.
(8) Does not include 132,105 shares beneficially owned by Mr. Patten since he was not an executive officer on August 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Business Relationships

  Rendle A. Jones is a partner in the law firm of Harmon, Jones, Sanford & Elliot, LLP, which performed legal services for Camden during 1998. The fees paid by Camden to the law firm totaled less than 5% of the law firm's gross revenues during 1998. Also, Arthur E. Strout is a partner in the law firm of Strout & Payson, P.A., which performed legal services for the Camden during 1998. The fees paid by Camden to the law firm totaled less that 5% of the law firm's gross revenues during 1998.

  Except as described above, no director or executive officer of Camden engaged in any transaction with Camden or any of its subsidiaries during fiscal year 1998, or is involved with Camden or any of its subsidiaries in any currently proposed transaction, in which the amount involved exceeded or exceeds $60,000, other than the financial transactions described below "--Indebtedness of Management".

Indebtedness of Management

  Camden's nominees for directors, continuing directors and executive officers have had, and are expected to have in the future, financial transactions with one or more of Camden's subsidiary banks. As of March 31, 1999, the outstanding loans by Camden's subsidiary banks to Camden's nominees, continuing directors and executive officers amounted to an aggregate of approximately $15.6 million. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of December, 1999.

                                     CAMDEN NATIONAL CORPORATION



                                     By: /s/ Robert W. Daigle
                                         -----------------------
                                         Robert W. Daigle
                                         President and
                                         Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Daigle         Director, President             December 28, 1999
---------------------        and Chief Executive Officer
Robert W. Daigle


/s/ Susan M. Westfall        Treasurer and                   December 28, 1999
---------------------        Chief Financial Officer
Susan M. Westfall


/s/ Rendle A. Jones          Chairman and Director           December 28, 1999
---------------------
Rendle A. Jones


/s/ Peter A. Allen           Director                        December 28, 1999
---------------------
Peter A. Allen


/s/ Ann W. Bresnahan         Director                        December 28, 1999
---------------------
Ann W. Bresnahan


/s/ Royce M. Cross           Director                        December 28, 1999
---------------------
Royce M. Cross


/s/ Robert J. Gagnon         Director                        December 28, 1999
---------------------
Robert J. Gagnon


/s/ Ward I. Graffam          Director                        December 28, 1999
---------------------
Ward I. Graffam


/s/ John W. Holmes           Director                        December 28, 1999
---------------------
John W. Holmes


/s/ Theodore C. Johanson     Director                        December 28, 1999
---------------------
Theodore C. Johanson


/s/ Arthur E. Strout         Director                        December 28, 1999
---------------------
Arthur E. Strout