Form 10-K
period 1999-12-31
CAMDEN NATIONAL CORP
filed 2000-03-30
CIK 750686

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 is: Common stock - $94,730,153

  The number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2000 is: Common stock - 8,167,358

  Listed hereunder are documents incorporated by reference and the Part of the form 10-K into which the document is incorporated:

  (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II, Items 5, 6, 7 and 8.

  (2) The definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the commission prior to April 29, 2000 pursuant to Regulation 14A of the General Rules and Regulations of The Commission is incorporated into Part III of the Form 10-K.

                                     INDEX



Item #                                    Description                                Page
-----------  ----------------------------------------------------------------------  ----

       1     Business                                                                   3

       2     Properties                                                                 7

       3     Pending Legal Proceeding                                                   8

       4     Submission of Matters to a Vote of Security Holders                        8

       5     Market for Registrant's Common Equity and Related Stockholders Matters     8

       6     Selected Financial Data                                                    8

       7     Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                                   9

       7A    Quantitative and Qualitative Disclosures about Market Risks               13

       8     Financial Statements and Supplementary Data                               14

       9     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                                  14

      10     Directors and Executive Officers of the Registrant                        14

      11     Executive Compensation                                                    14

      12     Security Ownership of Certain Beneficial Owners and Management            14

      13     Certain Relationships and Related Transactions                            14

      14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          15


                                    PART I

ITEM 1.  BUSINESS

  Camden National Corporation, (the "Company") is a multi-bank financial services holding company headquartered in Camden, Maine. The Company was founded on January 2, 1985 as a result of a corporate reorganization, in which the shareholders of Camden National Bank, which was founded in 1875, exchanged their stock for shares of the Company, and Camden National Bank became a wholly-owned subsidiary of the Company. As of December 29, 1995 the Company acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of Trust Company of Maine, Inc. by merging with their then parent company, UNITEDCORP, Bangor, Maine. On December 20, 1999, the Company completed the acquisition of KSB Bancorp, Inc. ("KSB"), a bank holding company with one principal subsidiary, Kingfield Bank. The acquisition of KSB was accounted for under the pooling-of-interests method and, as such, financial information included in this Report presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented. As of December 31, 1999, the Company's securities consisted of one class of common stock, no par value, of which there were 8,167,358 shares outstanding held of record by approximately 1,130 shareholders.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Camden National Bank and UnitedKingfield Bank, and its majority-owned subsidiary, Trust Company of Maine, Inc. UnitedKingfield Bank is the successor by merger, effective February 4, 2000 of United Bank and Kingfield Bank. All inter-company accounts and transactions have been eliminated in consolidation.

  The Company's wholly-owned bank subsidiaries operate as separate commercial banks with branches serving mid-coast, central and western Maine. The banks are full-service financial institutions that focus primarily on attracting deposits from the general public through their branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans.

  Camden National Bank is a national banking organization organized under the laws of the United States. Camden National Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency. Camden National Bank is based in Camden, Maine, and offers services in the communities of Camden, Union, Rockland, Thomaston, Belfast, Bucksport, Vinalhaven, Damariscotta, and Waldoboro. Customers also have access to services offered by Camden National Bank through the internet at www.camdennational.com.

  UnitedKingfield Bank is a banking organization chartered under the laws of the State of Maine. UnitedKingfield is subject to regulation, supervision and regular examination by the FDIC and the Maine Superintendent. UnitedKingfield Bank is based in Bangor, Maine, and is the successor by merger, effective February 4, 2000, of United Bank and Kingfield Bank. UnitedKingfield Bank offers services in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Jackman, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley, Stratton, Strong and Winterport Maine. Customers also have access to services offered by UnitedKingfield bank through the internet at www.unitedkingfield.com.

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

  The Company competes principally in mid-coast Maine through its largest subsidiary, Camden National Bank. Camden National Bank considers its primary market areas to be in two counties, Knox and Waldo. These two counties have a combined population of approximately 76,000 people. The economy of these counties is based primarily on tourism, and is also supported by a substantial population of retirees. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within Camden National Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

  The Company, through UnitedKingfield Bank, also competes in both the central and western Maine areas. Most of UnitedKingfield's offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston. The greater Bangor area has a population of approximately 100,000 people. Major competitors in these markets include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UnitedKingfield Bank's market include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

  The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through Camden National Bank and UnitedKingfield Bank has branches that are located in small towns within the Company's geographic market areas. The Company believes that the local needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its banks to compete effectively.
No single person or group of persons provides a material portion of the Company's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, nor is a material portion of the Company's loans concentrated within a single industry or group of related industries.

  The Company had consolidated asset growth of 10.7% or $89.1 million during 1999. The primary contributing factor to this growth was the increase in lending activity at the Company's bank subsidiaries. As the business continued to grow during this past year, each subsidiary focused on customer service. Supporting this concept, is the Company's performance-based compensation program. This program is designed to create an environment where employees take a more personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

  The Company employs approximately 278 people on a full-time equivalent basis. Management believes that employee relations are good, and there are no known disputes between management and employees. Certain eligible employees who are at least 21 years of age and who have worked for the Company for at least one year are eligible for participation in the Company's Retirement Savings 401(k) Plan and Defined Benefit Retirement Plan. Certain eligible employees of the Company also receive group insurance benefits. Certain Executive Officers of the Company may also participate in the 1993 Stock Option Plan and the Supplemental Executive Retirement Plan.

The Company, as successor to KSB, maintains a Bank Recognition and Retention Plan ("BRRP") as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. The Company contributed funds to the recognition plan to enable them to acquire, in aggregate, 56,045 shares of common stock. Participants are vested at a rate of 20% per year commencing one year from the date of the award.

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

  The Company and its subsidiaries, including any it may acquire or organize in the future, will be deemed to be affiliates of Camden National Bank and UnitedKingfield Bank under the Federal Reserve Act. That Act establishes certain restrictions that limit bank transactions with affiliates. The Company will also be subject to restrictions on the underwriting and the public sale and distribution of securities. It is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

  On November 12, 1999. President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act ("GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. Banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Banking Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated a s a financial holding company only if all depository institution subsidiaries or the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

  National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The GLB Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

  The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

  At this time, the Company is unable to predict the impact the GLB Act may have upon its or its subsidiaries financial condition or results of operations.

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

  FRB policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other FRB policies forbid the payment by bank subsidiaries to their parent companies of management fees that are unreasonable in amount or exceed a fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

  In addition, the FRB has authority to prohibit banks that it regulates from engaging in practices, which in the opinion of the FRB are unsafe or unsound. Such practices may include the payment of dividends under some circumstances. Moreover, the payment of dividends may be inconsistent with capital adequacy guidelines. The Company may be subject, under State and/or Federal law, to assessment to restore the capital of the Bank should it become impaired.

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

  UnitedKingfield Bank is a banking organization chartered under the laws of the State of Maine. UnitedKingfield Bank is subject to regulation, supervision and regular examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Maine State Bureau of Banking. Under Maine law, dividends are subject to declaration by the Board of Directors at its discretion. Dividends cannot be declared and paid when such payment would make the bank insolvent or unable to pay its debts as they come due.

  The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity, and borrowed funds. The availability of these various sources of funds and other potential sources, such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the FRB's monetary policies and the relative costs of different types of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressure. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirement against bank deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the recent changes in regulations affecting commercial banks and other actions and proposed actions by the federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, the overall performance of banks generally or of the Company.

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

  A bank may also merge with a bank in another state or operate either office as a branch, notwithstanding pre-existing contrary state law. This interstate merger provision automatically became effective in all states on June 1, 1997, unless 1) the law became effective in a given state at any earlier date selected by legislation in that state; or 2) the law did not become effective at all in a given state because of legislation enacted before June 1, 1997 allowing that state to opt out of coverage by the interstate merger provision. Upon consummation of an interstate merger, the resulting bank may acquire or establish branches on the same basis that any participant in the merger could have if the merger had not taken place.

  Banks may also merge with branches of banks in other states without merging with the banks themselves, or may establish de novo branches in other states, if the laws of the other states expressly permit such mergers or such interstate de novo branching.


ITEM 2.  PROPERTIES

  The Company operates in thirty facilities. The headquarters of the Company and the headquarters and main office of Camden National Bank is located at Two Elm Street, Camden, Maine, and is owned by Camden National Bank. The building has 15,500 square feet of space on three levels. Camden National Bank also owns seven of its branches and the facility in which the operations departments of the Company are located.

None of the owned facilities is subject to a mortgage. Camden National Bank also leases three branches under long-term leases, expiring in May of 2010, January of 2020 and December of 2077.

  The main office of UnitedKingfield Bank is at 145 Exchange Street, Bangor, Maine, and is owned by UnitedKingfield Bank. The building has 25,600 square feet of space on two levels. UnitedKingfield Bank occupies 16,975 square feet of space on both floors. The Trust Company of Maine, Inc., a non-depository trust company and a subsidiary of the Company, leases 2,100 square feet of office space on the second floor of the facility and its wholly owned subsidiary, Fiduciary Services, Inc., leases 2,042 square feet on the first floor of the facility. Other occupants of the facility include the law firm of Russell, Lingley & Silver, P.A., which leases 2,533 square feet on the second floor, and L&H Investors, a property management firm, and Cullen Williams, CPA, who have a joint lease on 1,920 square feet on the second floor. UnitedKingfield Bank also owns fourteen of its other facilities, none of which is subject to a mortgage. UnitedKingfield Bank also leases four branches, expiring in May of 2000, May of 2001, September of 2002 and February of 2003.


ITEM 3.  PENDING LEGAL PROCEEDINGS

  The Company is a party to litigation and claims arising in the normal course of business. On December 9, 1999, Joseph R. Gamache, filed a lawsuit naming Kingfield Bank and one of its employees as defendants. The plaintiff is seeking $1,860,000 in damages, as well as punitive damages, which he alleges resulted from the denial of a loan. The case is currently in the discovery stage. The Company believes the lawsuit has no merit and plans to vigorously defend it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  A special meeting of shareholders was held on November 16, 1999.

  (c) Matters voted upon a the meeting. 1) To consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of July 27, 1999. Total votes cast: 4,695,045, with 4,159,396 for, 379,799 against, and 155,850 abstained. 2) To elect as director nominees - Winfield F. Robinson to serve a three year term to expire at the annual meeting in 2002 and Theodore C. Johanson to serve a two year term to expire at the annual meeting in 2001. Total votes cast: 5,379,876, with 5,109,039 for and 270,837 withheld.





                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  The information required is contained on page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  Selected year-end financial information for the past five years is contained on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in the section captioned "Management's Discussion and Analysis of Financial

Condition and Results of Operations" on pages 9 through 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 should be read in conjunction with the following text and tables, and is incorporated herein by reference.


  The following table set forth the Company's investment securities at book carrying amount as of December 31, 1999, 1998, and 1997.


Dollars in thousands                   1999      1998      1997
                                     --------  --------  --------
SECURITIES AVAILABLE FOR SALE:
-----------------------------------

 U.S. Treasury and agency            $ 65,046  $  7,095  $  4,312
 Mortgage-backed securities            13,104    81,820     9,261
 State and political subdivisions       7,520     8,143         0
 Other debt securities                 46,938     2,025         0
 Equity securities                     31,389    21,769    15,622
                                     --------  --------  --------
                                      163,997   120,852    29,195
                                     --------  --------  --------

SECURITIES HELD TO MATURITY:
-----------------------------------

 U.S. Treasury and agency               5,949     6,093    48,566
 Mortgage-backed securities            60,963    89,428   123,544
 State and political subdivisions       1,152     1,338     2,955
 Other debt securities                    129       982         0
                                     --------  --------  --------
                                       68,193    97,841   175,065
                                     --------  --------  --------
                                     $232,190  $218,693  $204,260
                                     ========  ========  ========


  To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank loans enables the Company to hold a portion of the portfolio to maturity. The following table summarizes the investment portfolios maturities and yields at December 31, 1999.


                                       AVAILABLE FOR SALE     HELD TO MATURITY
-----------------------------------  ---------------------  -------------------
                                       BOOK      YIELD TO  AMORTIZED  YIELD TO
Dollars in thousands                   VALUE     MATURITY     COST    MATURITY
                                     ---------  ----------  --------  ---------

U.S. TREASURY AND AGENCY:
 Due in 1 year or less               $  1,298        5.82%   $     0      0.00%
 Due in 1 to 5 years                   26,229        5.80%     2,318      7.11%
 Due in 5 to 10 years                  27,759        6.74%     2,248      7.77%
 Due after 10 years                     9,670        6.80%     1,383      7.05%
                                     --------        ----    -------      ----
                                       65,046        6.35%     5,949      7.45%
                                     --------        ----    -------      ----

MORTGAGE-BACKED SECURITIES:
 Due in 1 year or less                      0        0.00%         0      0.00%
 Due in 1 to 5 years                        0        0.00%     3,249      6.95%
 Due in 5 to 10 years                   4,793        6.23%     6,239      8.03%
 Due after 10 years                     8,311        6.65%    51,475      7.76%
                                     --------        ----    -------      ----
                                       13,104        6.50%    60,963      7.74%
                                     --------        ----    -------      ----

STATE AND POLITICAL SUBDIVISIONS:
 Due in 1 year or less                      0        0.00%         0      0.00%
 Due in 1 to 5 years                        0        0.00%     1,052      6.58%
 Due in 5 to 10 years                   5,975        5.74%       100      9.09%
 Due after 10 years                     1,545        5.96%         0      0.00%
                                     --------        ----    -------      ----
                                        7,520        5.79%     1,152      6.80%
                                     --------        ----    -------      ----

OTHER DEBT SECURITIES:
 Due in 1 year or less                      0        0.00%         0      0.00%
 Due in 1 to 5 years                    1,000        7.50%       129      7.72%
 Due in 5 to 10 years                       0        0.00%         0      0.00%
 Due after 10 years                    45,938        6.50%         0      0.00%
                                     --------        ----    -------      ----
                                       46,938        6.52%       129      7.72%
                                     --------        ----    -------      ----

OTHER EQUITY SECURITIES:
 Due in 1 year or less                      0        0.00%         0      0.00%
 Due in 1 to 5 years                    4,925        6.85%         0      0.00%
 Due in 5 to 10 years                   2,857        6.63%         0      0.00%
 Due after 10 years                    23,607        6.74%         0      0.00%
                                     --------        ----    -------      ----
                                       31,389        6.75%         0      0.00%
                                     --------        ----    -------      ----

Total securities                     $163,997        6.46%   $68,193      7.69%
                                     ========        ====    =======      ====



  Total loans increased by $65.7 million, or 11.5%, in 1999. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.


Dollars in thousands

AS OF DECEMBER 31,            1999      1998      1997      1996      1995
                          --------  --------  --------  --------  --------

Commercial                $316,411  $269,747  $226,981  $185,735  $163,704
Residential real estate    226,548   202,952   193,327   188,109   169,947
Consumer                    83,832    78,496    50,433    30,519    31,304
Municipal                    8,307    17,199    10,727     6,080     5,214
Other                          336     1,311     1,880       893     1,689
                          --------  --------  --------  --------  --------
                          $635,434  $569,705  $483,348  $411,336  $371,858
                          ========  ========  ========  ========  ========


  Loan demand also affects the Company's liquidity position. However, of the loans maturing over one year, approximately 52% are variable rate loans. The following table presents the maturities of loans at December 31, 1999.

Dollars in thousands                   THROUGH   MORE THAN
                             1 YEAR   5 YEARS    5 YEARS    TOTAL
Maturity Distribution:
---------------------------
 Fixed Rate:
  Commercial                 $ 23,597  $ 46,875   $ 22,769  $ 93,241
  Residential real estate       4,089     5,233    134,792   144,114
  Consumer                      5,666    15,255     16,140    37,061

 Variable Rate:
  Commercial                   32,103    34,570    156,497   223,170
  Residential real estate           4     1,063     81,367    82,434
  Consumer                      6,701    11,764     28,642    47,107

 Municipal                      3,110     3,166      2,031     8,307
                             --------  --------   --------  --------
                             $ 75,270  $117,926   $442,238  $635,434
                             ========  ========   ========  ========


  Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.



  The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

Dollars in thousands

AS OF DECEMBER 31,                      1999      1998      1997      1996      1995
                                     -------   -------   -------   -------   -------

NONPERFORMING LOANS:
-----------------------------------
Non-accrual loans                    $ 6,136   $ 4,079   $ 3,305   $ 3,569   $ 4,276
Accruing loans past due 90 days
     or more                             195       613     1,004       599       353
Restructured loans (in compliance
     with modified terms)                  0         0         0         0         0
                                     -------   -------   -------   -------   -------
Total nonperforming loans              6,331     4,692     4,309     4,168     4,629
                                     -------   -------   -------   -------   -------

Other real estate owned                1,405     1,052     1,532     1,381     1,127
                                     -------   -------   -------   -------   -------

Total nonperforming assets           $ 7,736   $ 5,744   $ 5,841   $ 5,549   $ 5,756
                                     =======   =======   =======   =======   =======

RATIOS:
-----------------------------------
Nonperforming loans to
  total loans                           1.00%     0.82%     0.89%     1.01%     1.24%
Allowance for loan losses
  to nonperforming loans              148.32%   172.50%   162.03%   128.72%   106.87%
Nonperforming assets to
  total assets                          0.83%     0.68%     0.80%     0.86%     0.95%
Allowance for loan losses
  to nonperforming assets             121.38%   140.90%   119.53%    96.68%    85.95%


  The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.


Dollars in thousands

DECEMBER 31,                          1999
                                   -------

Time remaining until maturity:
 Less than 3 months                $17,242
 3 months through 6 months          15,416
 6 months through 12 months         14,603
 Over 12 months                     10,826
                                   -------
                                   $58,087
                                   =======


  The dividend payout ratio was 40.90%, 33.74%, 29.31%, 24.70%, and 17.58% for
1999, 1998, 1997, 1996 and 1995 respectively. The average equity to average assets ratio was 8.71%, 10.05%, 10.07%, 10.96%, and 9.91% for 1999, 1998, 1997,
1996 and 1995 respectively.

  The borrowings utilized by the Company have primarily been advances from the FHLB of Boston. In addition, the Company utilizes fed funds, treasury, tax and loan deposits, and repurchase agreements secured by the United States Government or Agency securities. The major portion of all borrowings matures or reprices within the next six months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 1999, 1998, and 1997.


Dollars in thousands

AT OR FOR THE YEAR ENDED
  DECEMBER 31,                            1999       1998       1997
                                      --------   --------   --------

Average balance outstanding           $146,627   $ 93,204   $155,688
Maximum amount outstanding at
  any month-end during the year        173,924    163,013    192,836
Balance outstanding at end of year     173,924    113,682    160,697
Weighted average interest rate
    during the year                       4.90%      5.23%      5.59%
Weighted average interest rate
    at end of year                        5.07%      4.82%      5.57%


  Interest rate sensitivity or "Gap" management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities. This reduces interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals. Major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. Gap management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

  The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding, at December 31, 1999 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.





Dollars in thousands                                           THROUGH     MORE THAN
                                                    1 YEAR     5 YEARS     5 YEARS     TOTAL
                                                  -----------  ----------  ----------  --------
Interest-earning assets:
 Fixed rate loans                                 $  36,462     $ 70,529    $175,732   $282,723
 Variable rate loans                                352,711            0           0    352,711
Investment securities
 Available for sale                                   1,298       32,154     130,545    163,997
 Held to maturity                                         0        6,748      61,445     68,193
                                                  ---------     --------    --------   --------
Total interest-earning assets                       390,471      109,431     367,722    867,624
                                                  ---------     --------    --------   --------

INTEREST-BEARING LIABILITIES:
Savings accounts                                     20,000            0      92,335    112,335
NOW accounts                                              0            0      89,740     89,740
Money market accounts                                71,237            0           0     71,237
Certificate accounts                                248,605       64,944         474    314,023
Borrowings                                          166,924        2,000       5,000    173,924
                                                  ---------     --------    --------   --------
Total interest-bearing liabilities                  506,766       66,944     187,549    761,259
                                                  ---------     --------    --------   --------

Interest sensitivity gap per period               $(116,295)    $ 42,487    $180,173
                                                  =========     ========    ========

Cumulative interest sensitivity gap               $(116,295)    $(73,808)   $106,365
                                                  =========     ========    ========

Cumulative interest sensitivity gap
  as a percentage of total assets                       (13%)          5%         19%

Cumulative interest-earning assets as a
  percentage of interest-sensitive liabilities           77%          87%        114%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The information required is included in the Company's 1999 Annual Report to Shareholders on pages 18-19 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent accountant, included in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference. Page references are to pages of the Company's 1999 Annual Report to Shareholders.
                                                                        PAGE
                                                                        -----
Consolidated Statements of Financial Condition
     December 31, 1999 and 1998                                            22

Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997                                      23

Consolidated Statements of Changes in the Shareholders' Equity
     for the years ended December 31, 1999, 1998 and 1997                  24

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                      25

Notes to Consolidated Financial Statements                              26-46

Report of Independent Public Accountant                                    47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the past two years the Company has not made changes in and has not had disagreements with its independent accountant.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2000.


ITEM 11. EXECUTIVE COMPENSATION

  The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company responds to this item by incorporating herein by reference to the material responsive to such item in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2000

                                    PART IV

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

        3. Exhibits filed herewith:

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among Camden National Corporation, Camden Acquisition Subsidiary, Inc., KSB Bancorp, Inc., and Kingfield Savings Bank, dated as of July 27, 1999 (incorporated herein by reference to Exhibit 2.1 to Form 8-K of Camden filed August 9, 1999).

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

(10.1) Lease Agreement for the facility occupied by the Thomaston Branch of Camden National Bank, between Knox Hotel Associates(Lessor) and Camden National Bank (Lessee) filed with Form 10-K, December 31, 1995, is incorporated herein by reference.

(10.2) Lease Agreement for the facility occupied by the Camden Square Branch of Camden National Bank, between Milliken, Tomlinson Company (Lessor) and Camden National Bank (Lessee) filed with Form 10-K, December 31, 1995, is incorporated herein by reference.

(10.3) Lease Agreement for the facility occupied by the Hampden Branch of UnitedKingfield Bank, Parway Realty Development Corporation (Lessor) and UnitedKingfield Bank (Lessee) filed with Form 10-K, December 31, 1995, is incorporated herein by reference.

(10.4) Camden National Corporation 1993 Stock Option Plan, filed with Form 10-K, December 31, 1995, is incorporated herein by reference.

(10.5) UNITEDCORP Stock Option Plan, filed with Form 10-K, December 31, 1995, is incorporated herein by reference.

(10.6) Lease Agreement for the facility occupied by the Damariscotta Branch of Camden National Bank, between Keybank National Association (Lessor) and Camden National Bank (Lessee), filed with Form 10-K, December 31, 1998, is incorporated herein by reference.

(10.7) Lease Agreement for the facility occupied by the Milo Branch of UnitedKingfield Bank, between Cabrel Company (Lessor) and
        UnitedKingfield Bank (Lessee), filed with Form 10-K, December 31, 1998, is incorporated herein by reference.

(10.8) Lease Agreement for the facility occupied by the Dover-Foxcroft Branch of UnitedKingfield Bank, between Bangor Savings Bank (Lessor) and UnitedKingfield Bank (Lessee), filed with Form 10-K, December 31, 1998, is incorporated herein by reference

(10.9) Employment Agreement with Chief Executive Officer, filed with form 10-Q/A, June 30, 1999, is incorporated herein by reference.

(10.10) KSB Bancorp, Inc. 1993 Incentive Stock Option Plan, filed with Form S-
        8, January 21, 2000, is incorporated herein by reference.

(10.11) Amendment No. 1 to KSB Bancorp, Inc. 1993 Stock Option Plan, filed with
        Form S-8, January 21, 2000, is incorporated herein by reference.

(10.12) KSB Bancorp, Inc. 1998 Long-Term Incentive Stock Benefit Plan
        (Incorporated by reference to Appendix A of the Proxy Statement of KSB Bancorp, Inc. relating to its May 13, 1998 annual meeting of stockholders).

(10.13) Camden National Corporation's Supplemental Executive Retirement Plan
        Summary.

(13)    Camden National Corporation's 1999 Annual Report to Shareholders.*

(21)    Subsidiaries of the Company

(23.1) Consent of Berry, Dunn, McNeil & Parker, LLC relating to the financial statements of Camden.

(27)    Financial Data Schedule

Deemed filed only with respect to those portions thereof incorporated herein by reference

  (b)   Reports on Form 8-K. None filed.

                                   SIGNATURES


   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (REGISTRANT)

/s/ Robert W. Daigle                      3/28/00
------------------------------            ----------------------------
Robert W. Daigle                          Date
President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Daigle     3/28/00     /s/ Susan M. Westfall  3/28/00
--------------------------------     ------------------------------
Robert W. Daigle            Date     Susan M. Westfall         Date
President, Director                  Treasurer and
and Chief Executive Officer          Chief Financial Officer

/s/ Rendle A. Jones      3/28/00     /s/ John S. McCormick, Jr.  3/28/00
--------------------------------     ------------------------------------
Rendle A. Jones             Date     John S. McCormick, Jr     Date
Chairman and Director                Director

/s/ Robert J. Gagnon     3/28/00     /s/ Richard N. Simoneau      3/28/00
--------------------------------     ------------------------------------
Robert J. Gagnon            Date     Richard N. Simoneau       Date
Director                             Director

/s/ Ann W. Bresnahan     3/28/00     /s/ Arthur E. Strout         3/28/00
--------------------------------     ------------------------------------
Ann W. Bresnahan            Date     Arthur E. Strout          Date
Director                             Director

/s/ John W. Holmes       3/28/00     /s/ Theodore C. Johanson     3/28/00
--------------------------------     ------------------------------------
John W. Holmes              Date     Theodore C. Johanson      Date
Director                             Director

/s/ Winfield F. Robinson 3/28/00     /s/ Ward I. Graffam          3/28/00
--------------------------------     ------------------------------------
Winfield F. Robinson        Date     Ward I. Graffam           Date
Director                             Director

/s/ Robert J. Campbell   3/28/00
--------------------------------
Robert J. Campbell          Date
Director