Form 10-Q
period 2000-03-31
CAMDEN NATIONAL CORP
filed 2000-05-15
CIK 750686

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

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

     Outstanding at March 31, 2000: Common stock (no par value) 8,167,358 shares.

                          CAMDEN NATIONAL CORPORATION
                Form 10-Q for the quarter ended March 31, 2000

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                              PAGE
PART I.

ITEM 1. FINANCIAL INFORMATION

Independent Accountants' Report                                                   2

Consolidated Statements of Income
         Three Months Ended March 31, 2000 and 1999                               3

Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 2000 and 1999                               4

Consolidated Statements of Condition
         March 31, 2000 and December 31, 1999                                     5

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999                               6

Notes to Consolidated Financial Statements
         Three Months Ended March 31, 2000 and 1999                               7

Analysis of Changes in Net Interest Margin
         Three Months Ended March 31, 2000 and 1999                               8

Average Balance Sheets
         Three Months Ended March 31, 2000 and 1999                               9

Analysis of Volume and Rate Changes on Net Interest Income
         & Expenses March 31, 2000 over March 31, 1999                           10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           10-14

PART II.

ITEM 6. Exhibits and Reports on Form 8-K                                         15

SIGNATURES                                                                       16

EXHIBITS                                                                      17-18

                        INDEPENDENT ACCOUNTANTS' REPORT

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Berry, Dunn, McNeil & Parker, LLC

Portland, Maine
May 8, 2000

                                    PART I.
                         ITEM I. FINANCIAL INFORMATION

                 Camden National Corporation and Subsidiaries
                       Consolidated Statements of Income

                                  (unaudited)


(In thousands, except number                                              Three Months Ended March 31,
of shares and per share data)                                               2000               1999
Interest Income
Interest and fees on loans                                              $   14,381        $    12,798
Interest on U.S. Government and agency obligations                           3,384              2,721
Interest on state and political subdivisions                                    98                101
Interest on interest rate swap agreements                                      176                 79
Interest on federal funds sold and other investments                           655                915
                                                                        ----------        -----------
         Total interest income                                              18,694             16,614

Interest Expense
Interest on deposits                                                         5,949              5,670
Interest on other borrowings                                                 2,694              1,504
Interest on interest rate swap agreements                                      152                 72
                                                                        ----------        -----------
         Total interest expense                                              8,795              7,246
                                                                        ----------        -----------
         Net interest income                                                 9,899              9,368
Provision for Loan Losses                                                      644                585
                                                                        ----------        -----------
         Net interest income after provision for loan losses                 9,255              8,783

Service charges on deposit accounts                                            708                665
Other service charges and fees                                                 650                535
Other income                                                                   614                537
                                                                        ----------        -----------
         Total other income                                                  1,972              1,737

Operating Expenses
Salaries and employee benefits                                               3,124              3,071
Premises and fixed assets                                                    1,025                855
Other                                                                        2,425              2,084
                                                                        ----------        -----------
         Total operating expenses                                            6,574              6,010
                                                                        ----------        -----------
         Less minority interest net income                                      21                  4
         Income before income taxes                                          4,632              4,506
                                                                        ----------        -----------
Income Taxes                                                                 1,438              1,445
                                                                        ----------        -----------
Net Income                                                              $    3,194        $     3,061
                                                                        ==========        ===========
Per Share Data
Basic Earnings per share (Net income divided
    by weighted average shares outstanding)                             $     0.39        $      0.38
Diluted Earnings per share                                                    0.39               0.38
Cash dividends per share                                                      0.15               0.13
Weighted average number of shares outstanding                            8,167,358          8,061,920

                 Camden National Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income

                                  (unaudited)

(In thousands)                                                 Three Months Ended March 31,
                                                                2000                  1999
Net income                                                    $   3,194             $   3,061
Other comprehensive income, net of tax:
   Change in unrealized gains on securities
       available for sale                                           (41)                  (79)
                                                             ----------            ----------
Comprehensive income                                          $   3,153             $   2,982
                                                             ==========            ==========

                 Camden National Corporation and Subsidiaries
                     Consolidated Statements of Condition
                                  (unaudited)

(In thousands, except number of shares and per share data)

                                                                                     March 31,             December 31,
                                                                                       2000                   1999
Assets
Cash and due from banks                                                              $  32,569             $  24,230
Federal funds sold                                                                           0                   415
Securities available for sale                                                          153,373               147,939
Securities held to maturity                                                             65,835                68,193
Other securities                                                                        16,232                16,058
Residential mortgages held for sale                                                      2,756                 6,906
Loans, less allowance for loan losses of $10,059
  and $9,390 at March 31, 2000 and December 31, 1999                                   646,222               619,138
Bank premises and equipment                                                             11,078                12,093
Other real estate owned                                                                    951                 1,405
Interest receivable                                                                      6,054                 5,041
Other assets                                                                            37,968                26,932
                                                                                     ---------             ---------
   Total assets                                                                      $ 973,038             $ 928,350
                                                                                     =========             =========

Liabilities
Deposits:
 Demand                                                                              $  78,425             $  80,385
 NOW                                                                                    49,259                89,740
 Money market                                                                          135,131                71,237
 Savings                                                                                83,385               112,335
 Certificates of deposit                                                               321,714               314,023
                                                                                     ---------             ---------
   Total deposits                                                                      667,914               667,720
Borrowings from Federal Home Loan Bank                                                 174,802               128,866
Other borrowed funds                                                                    40,529                45,058
Accrued interest and other liabilities                                                  10,114                 8,968
Minority interest in subsidiary                                                            137                   115
                                                                                     ---------             ---------
   Total liabilities                                                                   893,496               850,727
Shareholders' Equity
Common stock, no par value; authorized
 10,000,000 shares, issued 8,167,358 shares                                              2,450                 2,450
Surplus                                                                                  5,979                 5,990
Retained earnings                                                                       85,528                83,563
Net unrealized depreciation on securities
 available for sale, net of income tax                                                  (5,823)               (5,782)
Less cost of 442,540 shares of treasury stock on
 March 31, 2000 and December 31, 1999                                                    8,592                 8,598
                                                                                     ---------             ---------
   Total shareholders' equity                                                           79,542                77,623
                                                                                     ---------             ---------
   Total liabilities and shareholders' equity                                        $ 973,038             $ 928,350
                                                                                     =========             =========

                 Camden National Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                                         Three Months Ended March 31,
                                                                                          2000              1999
Operating Activities
Net Income                                                                             $   3,194         $   3,061
Adjustment to reconcile net income to net
  cash provided (used) by operating activities:
   Provision for loan losses                                                                 644               585
   Depreciation and amortization                                                             396               237
   Increase in interest receivable                                                          (810)             (795)
   Decrease (increase) in other assets                                                       686            (1,066)
   Increase in other liabilities                                                             960             2,336
   Cash receipts from sale of residential loans                                              134             1,588
   Origination of mortgage loans held for sale                                            (2,613)           (8,519)
   Decrease in obligation under ESOP and BRRP                                                  0                60
                                                                                       ---------         ---------
   Net cash provided (used) by operating activities                                        2,591            (2,513)

Investing Activities
Proceeds from maturities of securities held to maturity                                    2,386             9,230
Proceeds from maturities of securities available for sale                                  1,406            13,664
Purchase of securities available for sale                                                 (6,925)          (24,096)
Purchase of Federal Home Loan Bank Stock                                                    (175)               (1)
Increase in loans                                                                        (21,099)          (13,069)
Net decrease in other real estate owned                                                      454               159
Purchase of premises and equipment                                                        (1,104)             (127)
Purchase of life insurance policy                                                        (10,000)                0
Net sale (purchase) of federal funds                                                         415            (1,525)
                                                                                       ---------         ---------
   Net cash used by investing activities                                                 (34,642)          (15,765)

Financing Activities
Net decrease in demand deposits, NOW
 accounts, and savings accounts                                                           (7,497)          (10,944)
Net increase in certificates of deposit                                                    7,691             7,467
Net increase in short-term borrowings                                                     41,407            21,950
Increase in minority position                                                                 22                 4
Purchase of treasury stock                                                                     0              (385)
Exercise and repurchase of stock options                                                      (5)                0
Proceeds from other stock issuance                                                             0                 4
Cash Dividends                                                                            (1,228)           (1,091)
                                                                                       ---------         ---------
   Net cash provided by financing activities                                              40,390            17,005

   Net increase (decrease) in cash and equivalents                                         8,339            (1,273)
Cash and cash equivalents at beginning of year                                            24,230            18,175
                                                                                       ---------         ---------
   Cash and cash equivalents at end of period                                          $  32,569         $  16,902
                                                                                       =========         =========

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
  Interest                                                                                 9,020             6,759
Non-Cash transactions:
  Transfer from loans to real estate owned                                                    47                73
  Transfer from loans held for sale to loan portfolio                                      6,629                 0

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2000, and December 31, 1999, the consolidated statements of income for the three months ended March 31, 2000 and March 31, 1999, the consolidated statements of comprehensive income for the three months ended March 31, 2000 and March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000, and March 31, 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended March 31,
(Dollars in thousands)                                  2000             1999

Net income, as reported                              $    3,194       $    3,061
Weighted average shares                               8,167,358        8,061,920
Effect of dilutive employee stock options                23,958          138,621
Adjusted weighted average shares
  and assumed conversion                              8,191,316        8,200,541
Basic earnings per share                             $     0.39       $     0.38
Diluted earnings per share                                 0.39             0.38


NOTE 3 - RECENT DEVELOPMENTS

On February 4, 2000, the Company completed the merger of two of its bank subsidiaries, United Bank, a state chartered bank based in Bangor, Maine and Kingfield Savings Bank, a state chartered bank based in Kingfield, Maine. The successor is UnitedKingfield Bank, a state chartered bank based in Bangor, Maine.

                  ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                                                      March 31, 2000                   March 31, 1999
                                                                      --------------                   --------------
                                                                Amount            Average         Amount           Average
                                                                  of              Yield/            of             Yield/
Dollars in thousands                                           interest            Rate           interest          Rate
                                                              ----------        ---------        ----------        -------
Interest-earning assets:
Securities - taxable                                            $  4,018             7.15%         $  3,629           7.02%
Securities - nontaxable                                              148             6.92%              153           6.46%
Federal funds sold                                                    22             4.94%               24           4.62%
Loans                                                             14,462             9.01%           12,894           8.92%
                                                                --------        ---------          --------         ------
Total earning assets                                              18,650             8.51%           16,700           8.38%

Interest-bearing liabilities:

NOW accounts                                                         278             1.27%              264           1.29%
Savings accounts                                                     623             2.60%              728           2.73%
Money Market accounts                                                845             4.05%              536           3.48%
Certificates of deposit                                            4,117             5.28%            4,057           5.25%
Short-term borrowings                                              2,694             5.47%            1,504           4.82%
Broker Certificates of deposit                                        86             5.72%               85           5.66%
                                                              ----------        ---------        ----------         ------
Total interest-bearing liabilities                                 8,643             4.43%            7,174           4.15%

Net interest income

   (fully-taxable equivalent)                                     10,007                              9,526

Less:  fully-taxable equivalent adjustment                          (108)                              (158)
                                                              ----------                         ----------
                                                                $  9,899                           $  9,368
                                                              ==========                         ==========
Net Interest Rate Spread

   (fully-taxable equivalent)                                                        4.08%                            4.23%

Net Interest Margin                                                                  4.56%                            4.78%
   (fully-taxable equivalent)

*Includes net swap income figures - March 2000 $24,000 and March 1999 $7,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                            AVERAGE BALANCE SHEETS

Dollars in thousands

                                                   Three Months Ended March 31,
                                                       2000              1999

Interest-earning assets:
 Securities - taxable                               $ 224,801         $ 206,873
 Securities - nontaxable                                8,588             9,467
 Federal funds sold                                     1,780             2,076
 Loans                                                642,677           578,478
                                                    ---------         ---------
Total earning assets                                  877,846           796,894

Cash and due from banks                                25,470            18,071
Other assets                                           57,616            42,537
Less allowance for loan losses                          9,898             8,317
                                                    ---------         ---------
Total assets                                        $ 951,034         $ 849,185
                                                    =========         =========

Interest-bearing liabilities:

 NOW accounts                                       $  87,314         $  82,023
 Savings accounts                                      95,859           106,840
 Money market accounts                                 83,436            61,615
 Certificates of deposits                             311,489           309,050
 Short-term borrowings                                198,654           124,859
 Broker certificates                                    6,014             6,003
                                                    ---------         ---------
Total interest-bearing liabilities                    782,766           690,390

Demand deposits                                        80,939            73,404
Other liabilities                                       8,746             6,818
Shareholders' equity                                   78,583            78,573
                                                    ---------         ---------
Total liabilities and shareholders' equity          $ 951,034         $ 849,185
                                                    =========         =========

                    ANALYSIS OF VOLUME AND RATE CHANGES ON
                       NET INTEREST INCOME AND EXPENSES

                                                   March 2000 Over March 1999
                                                   --------------------------
                                                   Change     Change
                                                   Due to     Due to   Total
Dollars in thousands                               Volume      Rate    Change
                                                   ------     ------   ------

Interest-earning assets:

  Securities--taxable                              $  315     $   74   $  389
  Securities--nontaxable                              (15)        10       (5)
  Federal funds sold                                   (3)         1       (2)
  Loans                                             1,432        136    1,568
                                                   ------     ------   ------
Total interest income                               1,729        221    1,950

Interest-bearing liabilities:

  NOW accounts                                         18         (4)      14
  Savings accounts                                    (75)       (30)    (105)
  Money market accounts                               190        119      309
  Certificates of deposit                              31         29       60
  Short-term borrowings                               890        300    1,190
  Broker certificates                                   0          1        1
                                                   ------     ------   ------
Total interest expense                              1,054        415    1,469
Net interest income (fully taxable equivalent)     $  675     $ (194)  $  481
                                                   ======     ======   ======


            ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this report, including the information incorporated by reference in this report, are or may be considered as forward-looking. Forward-looking statements relate to the future operations, strategies, financial results or other developments, and contain words or phrases such as "may," "expects," "should" or similar expressions. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond Camden's control or are subject to change.

Inherent in Camden's business are certain risks and uncertainties. Therefore, Camden cautions the reader that revenues and income could differ materially from those expected to occur depending on factors such as general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, credit risks and other factors. Other factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on investment securities, rates paid on deposits, competitive effects, fee and other noninterest income earned, as well as other factors. Camden disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

FINANCIAL CONDITION

During the first three months of 2000, consolidated assets increased by $44.7 million, or 4.8% to $973.0 million. This increase was the result of an increase in the loan portfolio, including residential mortgages held for sale, of $23.6 million or 3.7% and an increase in the investment portfolio of $3.3 million or 1.4%. The increase in loans can be attributed to strong loan demand during the first three months of 2000. Additions were made to the investment portfolio during the first quarter of 2000, taking advantage of a steeper yield curve than in prior periods.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits still represent the Company's primary source of funds. Since December 31, 1999, deposits have remained relatively level, increasing by $0.2 million. During the first quarter of 2000, the Company's deposits experienced the normal seasonal decline in transaction accounts (DDA's and NOW's). Both of the Company's banking subsidiaries continue to experience substantial competition for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $41.4 million or 23.8% since December 31, 1999. Federal Home Loan Bank of Boston advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first three months of 2000, $644,000 was added to the reserve for loan losses based upon the expansion of the loan portfolio, resulting in an allowance of $10.1 million, or 1.53%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at March 31, 2000, of 10.8% and 12.0%, respectively, exceed regulatory guidelines. The Company's Tier1 and total risk based capital ratios at December 31, 1999 were 11.7% and 13.0%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank's Board of Directors from legally available funds. Camden National Bank declared dividends in the aggregate amount of $2.6 million and $1.4 million in the first quarter of 2000 and 1999, respectively. During the first quarter of 2000, the dividends declared by Camden National Bank included $1.2 million related to payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital of the two subsidiary banks for the year 2000. UnitedKingfield Bank declared no dividends during the first quarter of 2000 and $92,000 payable to shareholders during the first quarter of 1999.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $3.2 million, an increase of $133,000 or 4.3% from 1999's first three month's net income of $3.1 million. The major contributing factor was the increase in loans, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2000 was $10.0 million, a 5.0% or $0.5 million increase over the net interest income for the first three months of 1999 of $9.5 million. Interest income on loans increased by $1.6 million, or 12.3%. This increase was due to the increase in loan volume as well as the increase in yields, from 8.92% during the first three months of 1999 to 9.01% during the first three months of 2000. The Company also experienced an increase in interest income on investments during the first three months of 2000 compared to the same period in 1999 due to increased volume. The Company's net interest expense on deposits and borrowings increased during the first three months of 2000 compared to the same period in 1999. This increase was the result of increased volumes in the majority of the categories.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 8-10 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and net interest margin on earning assets for the three months ended March 31, 2000 and 1999. The second of these tables presents average assets, liabilities and stockholders' equity for the three months ended March 31, 2000 and 1999. The third table presents an analysis of volume and rate change on net interest income and expense from March 31, 1999 to March 31, 2000.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $24,000 during the first three months of 2000 compared to an increase of $7,000 in the first three months of 1999.

NONINTEREST INCOME

Total noninterest income increased by $235,000 or 13.5% in the first three months of 2000 compared to the first three months of 1999. Service charges on deposit accounts increased $43,000 or 6.5% for the first three months of 2000 compared to 1999. Other service charges and fees increased by $115,000 or 21.5% in the first three months of 2000 compared to 1999. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $77,000, or 14.3% in the first three months of 2000 compared to 1999. The major reason for this increase in other income was an increase in trust fees.

NONINTEREST EXPENSE

Total noninterest expenses increased by $564,000 or 9.4% in the first three months of 2000 compared to the first three months of 1999. Salaries and employee benefits cost increased by $53,000 or 1.7% in the first three months of 2000 compared to 1999. This increase was the result of normal annual increases, additions to staff and higher pension benefit costs. Other operating expenses increased by $341,000 or 16.7%. The major contributing factor for this increase was the costs related to the merging of United Bank and Kingfield Savings

Bank into one new bank. The Company experienced increases in premises and fixed assets, credit card expenses, data processing, and amortization of deposit premium and various other general operating expenses. The amortization of deposit premium of $82,000 was recorded in 2000, which was the result of branches acquired in 1998.

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

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the bank subsidiaries' Boards of Directors that are reviewed and approved annually. Each bank's Board of Directors delegates responsibility for carrying out the asset/liability management policies to that bank's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the first quarter 2000.

                                                  Estimated
               Rate Change                      Changes in NII
                                    High             Low            Average

               +200bp             (3.61%)         (3.69%)           (3.45%)
               -200bp              1.96%           2.02%             4.32%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cashflows. The assumptions differed in each of the four periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

When appropriate, the Company may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of December 31, 1999, the Company had a notional principal of $10 million in an interest rate swap agreement. The estimated effects of these derivative financial instruments on the Company's earnings are included in the sensitivity analysis presented above.

ALCO monitors the effectiveness of its derivative hedges relative to its expectation that a high correlation be maintained between the hedging instrument and the related hedged assets/liabilities. All outstanding positions are estimated to remain effective.

While it is not the Company's practice to unwind derivative hedges prior to their maturity, any recognized gains/losses would be deferred in the Statement of Condition and amortized to interest income or expense, as required, over the remaining period of the original hedge. To the extent that a hedge were to be deemed ineffective due to a lack of correlation with the hedged items or if the hedged items were to be settled/terminated prior to maturity of the hedging instrument, then unrecognized gains/losses associated with the hedging instrument would be recognized in the income statement with subsequent accruals and gains/losses also included in the consolidated income statement in the period they occur.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1999, the financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise;" SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections;" SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization of Charitable Trust that Raises or Holds Contributions for Others;" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133."

SFAS No. 134, 135 and 136 have no effect on the financial condition and results of operations of the Company.

SFAS No. 133, which established accounting reporting standards for derivative instruments and for hedging activity, was amended by SFAS No. 137. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined the impact, if any, of SFAS No. 133 on the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

 (a). Exhibits

       (2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among Camden National Corporation, Camden Acquisition Subsidiary, Inc., KSB Bancorp, Inc. and Kingfield Savings Bank, are incorporated herein by reference.

       (3.i.) The Articles of Incorporation of Camden National Corporation, are incorporated herein by reference.

       (3.ii.) The Bylaws of Camden National Corporation, as amended to date,
       Exhibit 3.ii. to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

       (10.1) Stock Option Agreement, dated as of July 27, 1999 between Camden National Corporation and KSB Bancorp, Inc., are incorporated herein by reference.

       (23.1) Consent of Berry, Dunn, McNeil & Parker, LLC relating to the financial statements of Camden.

       (27) Financial Data Schedule.

 (b) Reports on Form 8-K.

    Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2000, as amended by a Form 8-KA filed on January 7, 2000, relating to the merger.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)




/s/ Robert W. Daigle                        5-12-00
_____________________________________       _____________________________
Robert W. Daigle                            Date
President and Chief Executive Officer




/s/ Susan M. Westfall                       5-12-00
_____________________________________       _____________________________
Susan M. Westfall                           Date
Treasurer and Chief Financial Officer