Form 10-Q
period 2000-06-30
CAMDEN NATIONAL CORP
filed 2000-08-14
CIK 750686

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended         June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes [X]         No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  Outstanding at June 30, 2000: Common stock (no par value) 8,167,358 shares.

                          CAMDEN NATIONAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                         PAGE
PART I.
ITEM 1. FINANCIAL INFORMATION
Independent Accountants' Report                                               3

Consolidated Statements of Income
     Six Months Ended June 30, 2000 and 1999                                  4

Consolidated Statements of Income
     Three Months Ended June 30, 2000 and 1999                                5

Consolidated Statements of Comprehensive Income
           Six Months Ended June 30, 2000 and 1999                            6

Consolidated Statements of Comprehensive Income
     Three Months Ended June 30, 2000 and 1999                                6

Consolidated Statements of Condition June 30, 2000 and December 31, 1999      7

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and 1999                                  8

Notes to Consolidated Financial Statements
     Six Months Ended June 30, 2000 and 1999                                  9

Analysis of Changes in Net Interest Margin
     Six Months Ended June 30, 2000 and 1999                                 10

Average Balance Sheets Six Months Ended June 30, 2000 and 1999               11

Analysis of Volume and Rate Changes on Net Interest Income
     & Expenses June 30, 2000 over June 30, 1999                             12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       12-17

PART II.

ITEM 4.  Submission Matters to a Vote of Security Holders.                   17

ITEM 6. Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                   18

EXHIBITS                                                                  19-20

                        INDEPENDENT ACCOUNTANTS' REPORT



The Shareholders and Board of Directors
Camden National Corporation


We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
August 11, 2000

                                    PART I.
                         ITEM I.  FINANCIAL INFORMATION

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                            SIX MONTHS ENDED JUNE 30,
of shares and per share data)                                                    2000        1999

INTEREST INCOME
Interest and fees on loans                                                 $   29,568  $   26,068
Interest on U.S. Government and agency obligations                              6,820       6,522
Interest on state and political subdivisions                                      197         201
Interest on interest rate swap agreements                                         333         155
Interest on federal funds sold and other investments                            1,323         896
                                                                           ----------  ----------
     TOTAL INTEREST INCOME                                                     38,241      33,842

INTEREST EXPENSE
Interest on deposits                                                           12,120      11,365
Interest on other borrowings                                                    6,151       3,360
Interest on interest rate swap agreements                                         319         150
                                                                           ----------  ----------
     TOTAL INTEREST EXPENSE                                                    18,590      14,875
                                                                           ----------  ----------
     NET INTEREST INCOME                                                       19,651      18,967
PROVISION FOR LOAN LOSSES                                                       1,288       1,240
                                                                           ----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       18,363      17,727

OTHER INCOME
Service charges on deposit accounts                                             1,466       1,393
Other service charges and fees                                                  1,438       1,215
Other income                                                                    1,234       1,007
                                                                           ----------  ----------
     TOTAL OTHER INCOME                                                         4,138       3,615

OPERATING EXPENSES
Salaries and employee benefits                                                  6,240       6,280
Premises and fixed assets                                                       1,913       1,918
Other                                                                           4,912       4,000
                                                                           ----------  ----------
     TOTAL OPERATING EXPENSES                                                  13,065      12,198
                                                                           ----------  ----------
     LESS MINORITY INTEREST NET INCOME                                             23          13
     INCOME BEFORE INCOME TAXES                                                 9,413       9,131
                                                                           ----------  ----------
INCOME TAXES                                                                    2,896       2,958
                                                                           ----------  ----------
Net Income                                                                 $    6,517  $    6,173
                                                                           ==========  ==========

PER SHARE DATA
Basic earnings per share (Net income divided
    by weighted average shares outstanding)                                     $0.80       $0.77
Diluted earnings per share                                                       0.80        0.77
Cash dividends per share                                                         0.31        0.26
Weighted average number of shares outstanding                               8,167,358   8,031,986

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                              THREE MONTHS ENDED JUNE 30,
of shares and per share data)                                                     2000       1999
INTEREST INCOME
Interest and fees on loans                                                      $15,187     $13,270
Interest on U.S. Government and agency obligations                                3,436       3,358
Interest on state and political subdivisions                                         99         100
Interest on interest rate swap agreements                                           157          76
Interest on federal funds sold and other investments                                668         424
                                                                                -------     -------
     TOTAL INTEREST INCOME                                                       19,547      17,228

INTEREST EXPENSE
Interest on deposits                                                              6,171       5,695
Interest on other borrowings                                                      3,457       1,856
Interest on interest rate swap agreements                                           167          78
                                                                                -------     -------
     TOTAL INTEREST EXPENSE                                                       9,795       7,629
                                                                                -------     -------
     NET INTEREST INCOME                                                          9,752       9,599
PROVISION FOR LOAN LOSSES                                                           644         655
                                                                                -------     -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          9,108       8,944

OTHER INCOME
Service charges on deposit accounts                                                 758         728
Other service charges and fees                                                      788         680
Other income                                                                        620         470
                                                                                -------     -------
     TOTAL OTHER INCOME                                                           2,166       1,878

OPERATING EXPENSES
Salaries and employee benefits                                                    3,116       3,209
Premises and fixed assets                                                           888       1,063
Other                                                                             2,487       1,916
                                                                                -------     -------
     TOTAL OPERATING EXPENSES                                                     6,491       6,188
                                                                                -------     -------
     LESS MINORITY INTEREST NET INCOME                                                2           9
     INCOME BEFORE INCOME TAXES                                                   4,781       4,625
                                                                                -------     -------
INCOME TAXES                                                                      1,458       1,513
                                                                                -------     -------
Net Income                                                                      $ 3,323     $ 3,112
                                                                                =======     =======

PER SHARE DATA
Basic earnings per share (Net income divided
    by weighted average shares outstanding)                                       $0.41       $0.39
Diluted earnings per share                                                         0.41        0.39
Cash dividends per share                                                           0.16        0.13
Weighted average number of shares outstanding                                 8,167,358   8,002,378

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                     SIX MONTHS ENDED JUNE 30,
                                                                       2000         1999
Net income                                                             $6,517      $ 6,173
Other comprehensive income, net of tax:
   Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $332
       and $(1,230) at June 30, 2000 and 1999, respectively)              645       (2,387)
                                                                       ------      -------
Comprehensive income                                                   $7,162      $ 3,786
                                                                       ======      =======



                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                      THREE MONTHS ENDED JUNE 30,
                                                                          2000          1999

Net income                                                              $3,323       $ 3,112
Other comprehensive income, net of tax:
   Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $353
       and $(1,189) at June 30, 2000 and 1999, respectively)               686        (2,308)
                                                                        ------       -------
Comprehensive income                                                    $4,009       $   804
                                                                        ======       =======

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except number of shares and per share data)
                                                                 JUNE 30,    DECEMBER 31,
                                                                    2000           1999
                                                              (unaudited)       (audited)
ASSETS
Cash and due from banks                                       $   27,039       $ 24,230
Federal funds sold                                                 1,585            415
Securities available for sale                                    168,416        147,939
Securities held to maturity (market value $52,123
    and $68,049 at June 30, 2000 and December 31, 1999)           52,031         68,193
Other securities                                                  16,232         16,058
Residential mortgages held for sale                                6,921          6,906
Loans, less allowance for loan losses of $10,609
   and $9,390 at June 30, 2000 and
   December 31, 1999, respectively                               672,220        619,138
Bank premises and equipment                                       13,953         12,093
Other real estate owned                                              780          1,405
Interest receivable                                                6,141          5,041
Other assets                                                      36,425         26,932
                                                              ----------       --------
     TOTAL ASSETS                                             $1,001,743       $928,350
                                                              ==========       ========

LIABILITIES
Deposits:
  Demand                                                      $   81,970       $ 80,385
  NOW                                                             83,553         89,740
  Money market                                                    96,802         71,237
  Savings                                                         79,738        112,335
  Certificates of deposit                                        334,721        314,023
                                                              ----------       --------
     TOTAL DEPOSITS                                              676,784        667,720
Borrowings from Federal Home Loan Bank                           195,338        128,866
Other borrowed funds                                              39,286         45,058
Accrued interest and other liabilities                             7,951          8,968
Minority interest in subsidiary                                      139            115
                                                              ----------       --------
     TOTAL LIABILITIES                                           919,498        850,727
                                                              ----------       --------
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized
  10,000,000 shares, issued 8,167,358 shares                       2,450          2,450
Surplus                                                            5,979          5,990
Retained earnings                                                 87,545         83,563
Net unrealized depreciation on securities
   available for sale, net of income tax                          (5,137)        (5,782)
Less cost of 442,540 shares of treasury stock on
   June 30, 2000 and December 31, 1999                             8,592          8,598
                                                              ----------       --------
     TOTAL SHAREHOLDERS' EQUITY                                   82,245         77,623
                                                              ----------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,001,743       $928,350
                                                              ==========       ========

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)                                                SIX  MONTHS ENDED JUNE 30,
                                                                     2000           1999
OPERATING ACTIVITIES
Net Income                                                       $  6,517       $  6,173
Adjustment to reconcile net income to net
   cash provided (used) by operating activities:
     Provision for loan losses                                      1,288          1,240
     Depreciation and amortization                                    660            621
     Increase in interest receivable                               (4,261)          (726)
     Decrease (increase) in other assets                              624         (1,227)
     Increase in other liabilities                                  1,906          2,818
     Cash receipts from sale of residential loans                     690          2,267
     Origination of mortgage loans held for sale                     (705)          (482)
     Decrease in obligation under ESOP and BRRP                         0            112
                                                                 --------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,719         10,796

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity             5,209         21,410
Proceeds from maturities of securities available for sale           3,310         16,125
Purchase of securities available for sale                         (11,956)       (54,343)
Purchase of Federal Home Loan Bank Stock                             (175)            (1)
Net increase in loans                                             (54,370)       (43,365)
Net decrease in other real estate owned                               625            300
Purchase of premises and equipment                                 (2,629)          (450)
Purchase of life insurance policy                                 (10,000)             0
Net purchase of federal funds                                      (1,170)        (1,243)
                                                                 --------       --------
     NET CASH USED BY INVESTING ACTIVITIES                        (71,156)       (61,567)

FINANCING ACTIVITIES
Net decrease in demand deposits, NOW
   accounts, and savings accounts                                 (11,634)        (3,261)
Net increase in certificates of deposit                            20,698          8,672
Net increase in short-term borrowings                              60,700         52,132
Increase in minority position                                          24             13
Purchase of treasury stock                                              0         (2,236)
Exercise and repurchase of stock options                               (5)          (975)
Proceeds from other stock issuance                                      0              4
Cash dividends                                                     (2,537)        (2,089)
                                                                 --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     67,246         52,260

     NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,809          1,489
Cash and cash equivalents at beginning of year                     24,230         18,175
                                                                 --------       --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 27,039       $ 19,664
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-Cash transactions:
     Transfer from loans to real estate owned                         155             73
     Transfer from loans held for sale to loan portfolio            6,629          8,230

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2000, and December 31, 1999, the consolidated statements of income for the six and three months ended June 30, 2000 and June 30, 1999, the consolidated statements of comprehensive income for the six and three months ended June 30, 2000 and June 30, 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000, and June 30, 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended June 30, 2000 is not necessarily indicative of the results that may be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:


                                             SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                             2000        1999

Net income, as reported                      $    6,517  $    6,173
Weighted average shares                       8,167,358   8,031,986
Effect of dilutive employee stock options        12,573      83,696
Adjusted weighted average shares
 and assumed conversion                       8,179,931   8,115,682
Basic earnings per share                     $     0.80  $     0.77
Diluted earnings per share                         0.80        0.77
                                            THREE MONTHS ENDED JUNE 30,
(Dollars in thousands)                             2000        1999

Net income, as reported                      $    3,323  $    3,112
Weighted average shares                       8,167,358   8,002,378
Effect of dilutive employee stock options        12,573      83,696
Adjusted weighted average shares
 and assumed conversion                       8,179,931   8,086,074
Basic earnings per share                     $     0.41  $     0.39
Diluted earnings per share                         0.41        0.39

NOTE 3 - RECENT DEVELOPMENTS

On February 4, 2000, the Company completed the merger of two of its bank subsidiaries, United Bank, a state chartered bank based in Bangor, Maine and Kingfield Savings Bank, a state chartered bank based in Kingfield, Maine. The successor is UnitedKingfield Bank, a state chartered bank based in Bangor, Maine.

                   ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                                 JUNE 30, 2000        JUNE 30, 1999
                                              -------------------  -------------------
                                              AMOUNT     AVERAGE   AMOUNT     AVERAGE
                                              of         Yield/    of         Yield/
Dollars in thousands                          INTEREST   COST      INTEREST   COST
                                              --------   -------   --------   -------

INTEREST-EARNING ASSETS:
Securities - taxable                           $ 8,125      7.16%   $ 7,316      6.93%
Securities - nontaxable                            299      6.95%       305      6.49%
Federal funds sold                                  31      6.09%        76      6.21%
Loans                                           29,710*     9.04%    26,319*     8.91%
                                               -------      ----    -------      ----
TOTAL EARNING ASSETS                            38,165      8.54%    34,016      8.36%

INTEREST-BEARING LIABILITIES:
NOW accounts                                       474      1.10%       533      1.29%
Savings accounts                                 1,128      2.55%     1,480      2.75%
Money market accounts                            1,855      4.22%     1,073      3.51%
Certificates of deposit                          8,183      5.17%     8,105      5.23%
Short-term borrowings                            6,489      6.01%     3,364      4.84%
Broker certificates of deposit                     142      5.73%       170      5.66%
                                               -------      ----    -------      ----
TOTAL INTEREST-BEARING LIABILITIES              18,271      4.57%    14,725      4.17%

NET INTEREST INCOME
   (FULLY-TAXABLE EQUIVALENT)                   19,894               19,291

LESS:  FULLY-TAXABLE EQUIVALENT ADJUSTMENT        (243)                (324)
                                               -------              -------

                                               $19,651              $18,967
                                               =======              =======
NET INTEREST RATE SPREAD
   (FULLY-TAXABLE EQUIVALENT)                               3.97%                4.19%

NET INTEREST MARGIN                                         4.45%                4.74%
   (FULLY-TAXABLE EQUIVALENT)

*Includes net swap income figures - 2000 $14,000 and 1999 $5,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                             AVERAGE BALANCE SHEETS


Dollars in thousands                         SIX MONTHS ENDED JUNE 30,
                                                   2000       1999

INTEREST-EARNING ASSETS:
 Securities - taxable                          $226,840   $211,008
 Securities - nontaxable                          8,610      9,401
 Federal funds sold                               1,017      2,447
 Loans                                          657,514    591,029
                                               --------   --------
TOTAL INTEREST-EARNING ASSETS                   893,981    813,885

Cash and due from banks                          26,190     18,174
Other assets                                     59,862     42,096
Less allowance for loan losses                   10,212      8,490
                                               --------   --------
TOTAL ASSETS                                   $969,821   $865,665
                                               ========   ========

INTEREST-BEARING LIABILITIES:
 NOW accounts                                  $ 86,029   $ 82,772
 Savings accounts                                88,395    107,537
 Money market accounts                           87,974     61,080
 Certificates of deposits                       316,558    310,203
 Short-term borrowings                          216,026    138,963
 Broker certificates                              4,957      6,006
                                               --------   --------
TOTAL INTEREST-BEARING LIABILITIES              799,939    706,561

Demand deposits                                  80,633     73,490
Other liabilities                                 9,315      8,524
Shareholders' equity                             79,934     77,090
                                               --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $969,821   $865,665
                                               ========   ========

                     ANALYSIS OF VOLUME AND RATE CHANGES ON
                        NET INTEREST INCOME AND EXPENSES

                                                June 30, 2000 Over June 30, 1999
                                                --------------------------------

                                                   Change   Change
                                                   Due to   Due to    Total
Dollars in thousands                               Volume    Rate    Change
                                                  --------  -------  -------

INTEREST-EARNING ASSETS:
  Securities--taxable                              $  549   $  260   $  809
  Securities--nontaxable                              (26)      20       (6)
  Federal funds sold                                  (44)      (1)     (45)
  Loans                                             2,961      430    3,391
                                                   ------   ------   ------
TOTAL INTEREST INCOME                               3,440      709    4,149

INTEREST-BEARING LIABILITIES:
  NOW accounts                                         21      (80)     (59)
  Savings accounts                                   (263)     (89)    (352)
  Money market accounts                               472      310      782
  Certificates of deposit                             166      (88)      78
  Short-term borrowings                             1,866    1,259    3,125
  Broker certificates                                 (59)      31      (28)
                                                   ------   ------   ------
TOTAL INTEREST EXPENSE                              2,203    1,343    3,546

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)     $1,237   $ (634)  $  603
                                                   ======   ======   ======

            ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this report, including the information incorporated by reference in this report, are or may be considered to be forward-looking. Forward-looking statements relate to the future operations, strategies, financial results or other developments, and contain words or phrases such as "may," "expects," "should" or similar expressions. Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change.

Inherent in the Company's business are certain risks and uncertainties. Therefore, the Company cautions the reader that revenues and income could differ materially from those expected to occur depending on factors such as general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, credit risks and other factors. Other factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on investment securities, rates paid on deposits, competitive effects, fee and other noninterest income earned, as well as other factors. The Company disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

FINANCIAL CONDITION

During the first six months of 2000, consolidated assets increased by $73.4 million, or 7.9% to $1.0 billion. This increase was the result of an increase in the loan portfolio, including residential mortgages held for sale, of $54.3 million or 8.5% and an increase in the investment portfolio of $4.5 million or 1.9%. The increase in loans can be attributed to strong loan demand during the first six months of 2000. Additions were made to the investment portfolio during the first few months of 2000, taking advantage of a steeper yield curve than in prior periods.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits represent the Company's primary source of funds. Since December 31, 1999, deposits have increased by $9.1 million. Both of the Company's banking subsidiaries continue to experience substantial competition for deposits. Therefore, other funding sources continue to be pursued and utilized. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have increased by $60.7 million or 34.9% since December 31, 1999. Federal Home Loan Bank of Boston advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first six months of 2000, $1,288,000 was added to the reserve for loan losses based upon the expansion of the loan portfolio, resulting in an allowance of $10.6 million, or 1.54%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at June 30, 2000, of 10.6% and 11.9%, respectively, exceed regulatory guidelines. The Company's Tier1 and total risk based capital ratios at December 31, 1999 were 11.7% and 13.0%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank's Board of Directors from legally available funds. Camden National Corporation declared dividends in the aggregate amount of $2.5 million and $5.6 million in the first six months of 2000 and 1999, respectively. During the first six months of 2000, the dividends declared by Camden National Bank included $1.1 million related to payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital of the two subsidiary banks for the year 2000. UnitedKingfield Bank declared no dividends during the first six months of 2000 and $92,000 payable to shareholders during the first six months of 1999.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000 was $6.5 million, an increase of $344,000 or 5.6% from 1999's first six month's net income of $6.2 million. For the three months ended June 30, 2000, net income was $3.3 million an increase of $211,000 or 6.8%, compared to $3.1 million for the same period in 1999. The major contributing factor was the increase in loans, which resulted in an increase in net interest income.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2000 was $19.9 million, a 3.1% or $0.6 million increase over the net interest income for the first six months of 1999 of $19.3 million. Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2000 was $9.9 million, a 1.2% or $122,000 increase over the net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 1999. Interest income on loans increased by $3.4 million, or 12.9% and $1.8 million, or 13.6% during the six and three month periods compared to the same periods of 1999, respectively. This increase was due to the increase in loan volume as well as the increase in yields, from 8.91% during the first six months of 1999 to 9.04% during the first six months of 2000. The Company also experienced an increase in interest income on investments during the first six months of 2000 compared to the same period in 1999 due to increased volume as well as an increase in yields. The Company's net interest expense on deposits and borrowings increased during the first six months of 2000 compared to the same period in 1999. This majority of this increase was the result of increased volumes in the majority of the categories. The Company also saw an increase in the cost of short-term borrowings, from 4.84% during the first six months of 1999 to 6.01% during the first six months of 2000.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 10-12 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and net interest margin on earning assets for the six months ended June 30, 2000 and 1999. The second of these tables presents average assets, liabilities and stockholders' equity for the six months ended June 30, 2000 and 1999. The third table presents an analysis of volume and rate change on net interest income and expense from June 30, 1999 to June 30, 2000.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $14,000 during the first six months of 2000 compared to an increase of $5,000 in the first six months of 1999. During the three month periods ended June 30, 2000 and 1999, the decrease to net interest income was $10,000 and $2,000 respectively.

NONINTEREST INCOME

Total noninterest income increased by $523,000 or 14.5% in the first six months of 2000 compared to the first six months of 1999. Service charges on deposit accounts increased $73,000 or 5.2% for the first six months of 2000 compared to 1999. Other service charges and fees increased by $223,000 or 18.4% in the first six months of 2000 compared to 1999. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $227,000 or 22.5% in the first six months of 2000 compared to 1999. The major reason for this increase in other income was an increase in trust fees.

Total noninterest income increased by $288,000 or 15.3% in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Service charges on deposit accounts increased $30,000 or 4.1% for the second quarter of 2000 compared to 1999. Other service charges and fees increased by $108,000 or 15.9% in the second quarter of 2000 compared to 1999. The largest contributing factor to this increase was the fee income generated by merchant assessments. Other income increased by $150,000 or 31.9% in the second quarter of 2000 compared to 1999. The major reason for this increase in other income was an increase in trust fees.

NONINTEREST EXPENSE

Total noninterest expense increased by $867,000 or 7.1% in the first six months of 2000 compared to the first six months of 1999. Salaries and employee benefits cost decreased by $40,000 or 0.6% in the first six months of 2000 compared to 1999. This decrease was the result of reductions in staff due to the merger of United Bank and Kingfield Savings Bank. Other operating expenses increased by $912,000 or 22.8%. A contributing factor for this increase was the expense incurred to merge United Bank and Kingfield Savings Bank into one new bank during the first quarter. The Company also experienced increases in credit card, data processing, and various other general operating expenses.

Total noninterest expense increased by $303,000 or 4.9% in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Salaries and employee benefits cost decreased by $93,000 or 2.9% in the second quarter of 2000 compared to 1999. This decrease was the result of reductions in staff due to the merger of United Bank and Kingfield Savings Bank. Other operating expenses increased by $571,000 or 29.8%. The Company experienced increases in credit card, data processing, and various other general operating expenses.


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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the second quarter of 2000.

                               Estimated
          Rate Change       Changes in NII

          +200bp                 (6.01%)
          -200bp                  4.63%

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

When appropriate, the Company may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. All off-balance sheet positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company's overall interest rate risk position. As of June 30, 2000, the Company had a notional principal of $10 million in an interest rate swap agreement and $10 million in floor contracts. The Company uses interest rate swaps and floor instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate in environment If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The interest rate swap matures in 2004. The floor contract has a strike rate of 6% and matures in 2005.

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



ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The annual meeting of shareholders was held on May 2, 2000.

(c)  Matters voted upon at the meeting.  1) To elect as director nominees - Ann
     W. Bresnahan, Robert W. Daigle, Rendle A. Jones, and Arthur E. Strout to serve a three year term to expire at the annual meeting in 2003. Total votes cast: 6,837,318, with 6,795,119 for, and 42,199 withheld. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 2000. Total votes cast: 6,837,318, with 6,814,247 for, 19,186 against, and 3,885 abstain.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

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


CAMDEN NATIONAL CORPORATION
(Registrant)


/s/ Robert W. Daigle                           August 14, 2000
-------------------------------------      -------------------------
Robert W. Daigle                                     Date
President and Chief Executive Officer


/s/ Susan M. Westfall                          August 14, 2000
-------------------------------------      -------------------------
Susan M. Westfall                                    Date
Treasurer and Chief Financial Officer