Form 10-Q
period 2000-09-30
CAMDEN NATIONAL CORP
filed 2000-11-14
CIK 750686

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended         September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [   ]         No [ X ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  Outstanding at September 30, 2000: Common stock (no par value) 8,609,898 shares.

                          CAMDEN NATIONAL CORPORATION
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.                                                               PAGE

ITEM 1. FINANCIAL INFORMATION

Independent Accountants' Report                                         3

Consolidated Statements of Income
   Nine Months Ended September 30, 2000 and 1999                        4

Consolidated Statements of Income
   Three Months Ended September 30, 2000 and 1999                       5

Consolidated Statements of Comprehensive Income
   Nine Months Ended September 30, 2000 and 1999                        6

Consolidated Statements of Comprehensive Income
   Three Months Ended September 30, 2000 and 1999                       6

Consolidated Statements of Condition September 30, 2000
   and December 31, 1999                                                7

Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 2000 and 1999                        8

Notes to Consolidated Financial Statements
   Nine Months Ended September 30, 2000 and 1999                        9

Analysis of Changes in Net Interest Margin
   Nine Months Ended September 30, 2000 and 1999                       10

Average Balance Sheets Nine Months Ended September 30, 2000 and 1999   11

Analysis of Volume and Rate Changes on Net Interest Income
   & Expenses September 30, 2000 over September 30, 1999               12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        12-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK  15-17
         PART II.

ITEM 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                             18

EXHIBITS                                                            19-20

                        INDEPENDENT ACCOUNTANTS' REPORT

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry, Dunn, McNeil & Parker

Portland, Maine
November 7, 2000

                                    PART I.
                        ITEM I.  FINANCIAL INFORMATION

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                         NINE MONTHS ENDED SEPTEMBER 30,
of shares and per share data)                                            2000              1999
INTEREST INCOME
Interest and fees on loans                                            $     45,400       $     39,770
Interest on U.S. Government and agency obligations                          10,169              9,810
Interest on state and political subdivision obligations                        295                301
Interest on interest rate swap agreements                                      765                155
Interest on federal funds sold and other investments                         1,998              1,460
                                                                      ------------       ------------
     TOTAL INTEREST INCOME                                                  58,627             51,496

INTEREST EXPENSE
Interest on deposits                                                        19,235             17,229
Interest on other borrowings                                                 9,212              5,232
Interest on interest rate swap agreements                                      720                150
                                                                      ------------       ------------
     TOTAL INTEREST EXPENSE                                                 29,167             22,611
                                                                      ------------       ------------
     NET INTEREST INCOME                                                    29,460             28,885
PROVISION FOR LOAN LOSSES                                                    1,897              2,015
                                                                      ------------       ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    27,563             26,870

OTHER INCOME
Service charges on deposit accounts                                          2,171              2,109
Other service charges and fees                                               2,595              2,220
Other income                                                                 1,818              1,496
                                                                      ------------       ------------
     TOTAL OTHER INCOME                                                      6,584              5,825

OPERATING EXPENSES
Salaries and employee benefits                                               8,706              9,510
Premises and fixed assets                                                    2,825              2,863
Other                                                                        7,254              6,622
                                                                      ------------       ------------
     TOTAL OPERATING EXPENSES                                               18,785             18,995
                                                                      ------------       ------------
     LESS MINORITY INTEREST NET INCOME                                          47                 20
     INCOME BEFORE INCOME TAXES                                             15,315             13,680
                                                                      ------------       ------------
INCOME TAXES                                                                 4,774              4,403
                                                                      ------------       ------------
Net Income                                                            $     10,541       $      9,277
                                                                      ============       ============

PER SHARE DATA
Basic earnings per share (Net income divided
    by weighted average shares outstanding)                           $       1.29       $       1.15
Diluted earnings per share                                                    1.29               1.15
Cash dividends per share                                                      0.47               0.39
Weighted average number of shares outstanding                            8,166,831          8,027,471

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                           THREE MONTHS ENDED SEPTEMBER 30,
of shares and per share data)                                                2000           1999
INTEREST INCOME
Interest and fees on loans                                                $    15,832  $   13,702
Interest on U.S. Government and agency obligations                              3,349       3,288
Interest on state and political subdivision obligations                            98         100
Interest on interest rate swap agreements                                         432           0
Interest on federal funds sold and other investments                              675         564
                                                                          -----------  ----------
     Total interest income                                                     20,386      17,654

INTEREST EXPENSE
Interest on deposits                                                            7,115       5,864
Interest on other borrowings                                                    3,061       1,872
Interest on interest rate swap agreements                                         401           0
                                                                          -----------  ----------
     TOTAL INTEREST EXPENSE                                                    10,577       7,736
                                                                          -----------  ----------
     NET INTEREST INCOME                                                        9,809       9,918
PROVISION FOR LOAN LOSSES                                                         609         775
                                                                          -----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        9,200       9,143

OTHER INCOME
Service charges on deposit accounts                                               705         716
Other service charges and fees                                                  1,157       1,005
Other income                                                                      584         489
                                                                          -----------  ----------
     TOTAL OTHER INCOME                                                         2,446       2,210

OPERATING EXPENSES
Salaries and employee benefits                                                  2,466       3,230
Premises and fixed assets                                                         912         945
Other                                                                           2,342       2,622
                                                                          -----------  ----------
     TOTAL OPERATING EXPENSES                                                   5,720       6,797
                                                                          -----------  ----------
     LESS MINORITY INTEREST NET INCOME                                             24           7
     INCOME BEFORE INCOME TAXES                                                 5,902       4,549
                                                                          -----------  ----------
INCOME TAXES                                                                    1,878       1,445
                                                                          -----------  ----------
Net Income                                                                $     4,024  $    3,104
                                                                          ===========  ==========

PER SHARE DATA
Basic earnings per share (Net income divided
    by weighted average shares outstanding)                               $      0.49  $     0.38
Diluted earnings per share                                                       0.49        0.38
Cash dividends per share                                                         0.16        0.13
Weighted average number of shares outstanding                               8,165,788   8,018,590


                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


(In thousands)                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                           2000            1999
Net income                                                               $10,541         $ 9,277
Other comprehensive income, net of tax:
   Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $893 and
       $(1,929) for 2000 and 1999, respectively)                           1,734          (3,745)
                                                                         -------         -------
Comprehensive income                                                     $12,275         $ 5,532
                                                                         =======         =======




                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


(In thousands)                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2000             1999

Net income                                                               $ 4,024          $ 3,104
Other comprehensive income, net of tax:
   Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $561 and
       $(700) for 2000 and 1999, respectively)                             1,089           (1,358)
                                                                         -------          -------
Comprehensive income                                                     $ 5,113          $ 1,746
                                                                         =======          =======


                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except number of shares and per share data)
                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2000            1999
                                                                 (unaudited)      (audited)
ASSETS
Cash and due from banks                                          $   32,683       $ 24,230
Federal funds sold                                                        -            415
Securities available for sale                                       156,227        147,939
Securities held to maturity (market value $60,605
    and $68,049 at September 30, 2000 and
    December 31, 1999, respectively)                                 60,280         68,193
Other securities                                                     16,232         16,058
Residential mortgages held for sale                                  11,557          6,906
Loans, less allowance for loan losses of $10,716
   and $9,390 at September 30, 2000 and
   December 31, 1999, respectively                                  676,486        619,138
Bank premises and equipment                                          15,025         12,093
Other real estate owned                                                 580          1,405
Interest receivable                                                   6,704          5,041
Other assets                                                         35,578         26,932
                                                                 ----------       --------
     Total assets                                                $1,011,352       $928,350
                                                                 ==========       ========

LIABILITIES
Deposits:
  Demand                                                         $   90,640       $ 80,385
  NOW                                                                92,876         89,740
  Money market                                                      103,961         71,237
  Savings                                                            83,566        112,335
  Certificates of deposit                                           345,579        308,009
  Broker Certificates of deposit                                     26,931          6,014
                                                                 ----------       --------
     TOTAL DEPOSITS                                                 743,553        667,720
Borrowings from Federal Home Loan Bank                              133,947        128,866
Other borrowed funds                                                 39,577         45,058
Accrued interest and other liabilities                                8,229          8,968
Minority interest in subsidiary                                         165            115
                                                                 ----------       --------
     Total liabilities                                              925,471        850,727
                                                                 ----------       --------
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized
  10,000,000 shares, issued 8,609,898 shares                          2,450          2,450
Surplus                                                               5,909          5,990
Retained earnings                                                    90,259         83,563
Net unrealized depreciation on securities
   available for sale, net of income tax                             (4,048)        (5,782)
Less cost of 453,195 and 442,540 shares of
   treasury stock on September 30, 2000 and
   December 31, 1999, respectively                                    8,689          8,598
                                                                 ----------       --------
     Total shareholders' equity                                      85,881         77,623
                                                                 ----------       --------
     Total liabilities and shareholders' equity                  $1,011,352       $928,350
                                                                 ==========       ========


                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2000             1999
OPERATING ACTIVITIES
Net Income                                                          $ 10,541         $  9,277
Adjustment to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                         1,897            2,015
     Depreciation and amortization                                       892            1,405
     Increase in interest receivable                                  (1,280)            (968)
     Decrease (increase) in other assets                               1,536           (2,592)
     (Decrease) increase in other liabilities                         (1,827)           5,894
     Cash receipts from sale of residential loans                      1,228            4,915
     Origination of mortgage loans held for sale                      (5,879)          (2,813)
     Decrease in obligation under ESOP and BRRP                            0              168
                                                                    --------         --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,108           17,301

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity                8,008           26,286
Proceeds from maturities of securities available for sale              6,035           18,692
Purchase of securities available for sale                            (11,956)         (60,352)
Purchase of Federal Home Loan Bank Stock                                (174)              (1)
Net increase in loans                                                (59,245)         (61,896)
Net decrease in other real estate owned                                  825              420
Purchase of premises and equipment                                    (4,030)          (1,310)
Purchase of life insurance policy                                    (10,000)               0
Net sale of federal funds                                                415                0
                                                                    --------         --------
     NET CASH USED BY INVESTING ACTIVITIES                           (70,122)         (78,161)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW
   accounts, and savings accounts                                     17,346           30,121
Net increase in certificates of deposit                               58,487            5,870
Net (decrease) increase in short-term borrowings                        (400)          38,717
Increase in minority position                                             50               25
Purchase of treasury stock                                              (180)          (2,247)
Exercise and repurchase of stock options                                   0             (975)
Proceeds from other stock issuance                                         9              142
Cash dividends                                                        (3,845)          (3,177)
                                                                    --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        71,467           68,476

     NET INCREASE IN CASH AND CASH EQUIVALENTS                         8,453            7,616
Cash and cash equivalents at beginning of year                        24,230           18,175
                                                                    --------         --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 32,683         $ 25,791
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-Cash transactions:
     Transfer from loans to real estate owned                            222              148
     Transfer from loans held for sale to loan portfolio               6,629            8,230

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2000, and December 31, 1999, the consolidated statements of income for the nine and three months ended September 30, 2000 and September 30, 1999, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2000 and September 30, 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000, and September 30, 1999. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended September 30, 2000 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 1999 Annual Report to Shareholders.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                       2000             1999

Net income, as reported                                $    10,541      $     9,277
Weighted average shares                                  8,166,831        8,027,471
Effect of dilutive employee stock options                   21,825           44,054
Adjusted weighted average shares
 and assumed conversion                                  8,188,656        8,071,525
Basic earnings per share                               $      1.29      $      1.15
Diluted earnings per share                                    1.29             1.15

                                                     THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                       2000             1999

Net income, as reported                                $     4,024      $     3,104
Weighted average shares                                  8,165,788        8,018,590
Effect of dilutive employee stock options                   21,825           44,054
Adjusted weighted average shares
 and assumed conversion                                  8,187,613        8,062,644
Basic earnings per share                               $      0.49      $      0.38
Diluted earnings per share                                    0.49             0.38


NOTE 3 - RECENT DEVELOPMENTS

On February 4, 2000, the Company completed the merger of two of its bank subsidiaries, United Bank, a state chartered bank based in Bangor, Maine and Kingfield Savings Bank, a state chartered bank based in Kingfield, Maine. The successor is UnitedKingfield Bank, a state chartered bank based in Bangor, Maine.

On October 16, 2000, the Company terminated its defined benefit plan. The Company recognized income of $645,000 on the termination pursuant to SFAS No. 88.

                  ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                               September 30, 2000    SEPTEMBER 30, 1999
                                              --------------------  --------------------

                                              AMOUNT      AVERAGE   AMOUNT      AVERAGE
                                              of          Yield/    of          Yield/
Dollars in thousands                          INTEREST    COST      INTEREST    COST
                                              ---------   -------   ---------   -------
Interest-earning assets:
Securities - taxable                           $ 12,120      7.15%   $ 11,160      6.93%
Securities - nontaxable                             443      6.82%        456      6.49%
Federal funds sold                                   50      5.93%        111      6.21%
Loans                                            45,712*     9.11%     40,095*     8.91%
                                               --------      ----    --------      ----
TOTAL EARNING ASSETS                             58,325      8.59%     51,822      8.36%

INTEREST-BEARING LIABILITIES:
NOW accounts                                        676      1.04%        822      1.29%
Savings accounts                                  1,546      2.39%      2,322      2.75%
Money market accounts                             3,031      4.38%      1,668      3.51%
Certificates of deposit                          13,555      5.57%     12,160      5.23%
Short-term borrowings                             9,212      5.85%      5,232      4.84%
Broker certificates of deposit                      427      6.98%        257      5.66%
                                               --------      ----    --------      ----
TOTAL INTEREST-BEARING LIABILITIES               28,447      4.70%     22,461      4.17%

NET INTEREST INCOME
   (FULLY-TAXABLE EQUIVALENT)                    29,878                29,361

LESS:  FULLY-TAXABLE EQUIVALENT ADJUSTMENT         (418)                 (476)
                                               --------              --------

                                               $ 29,460              $ 28,885
                                               ========              ========
Net Interest Rate Spread
   (FULLY-TAXABLE EQUIVALENT)                                3.89%                 4.19%

NET INTEREST MARGIN                                          4.40%                 4.75%
   (FULLY-TAXABLE EQUIVALENT)

*Includes net swap income figures - 2000:  $45,000 and 1999:  $5,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                             AVERAGE BALANCE SHEETS

Dollars in thousands

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                 2000       1999

INTEREST-EARNING ASSETS:
 Securities - taxable                          $226,111   $214,182
 Securities - nontaxable                          8,662      9,274
 Federal funds sold                               1,124      2,671
 Loans                                          668,969    598,603
                                               --------   --------
TOTAL INTEREST-EARNING ASSETS                   904,866    824,730

Cash and due from banks                          27,124     19,344
Other assets                                     58,396     42,059
Less allowance for loan losses                   10,401      8,696
                                               --------   --------
TOTAL ASSETS                                   $979,985   $877,437
                                               ========   ========

INTEREST-BEARING LIABILITIES:
 NOW accounts                                  $ 86,368   $ 84,419
 Savings accounts                                86,385    108,872
 Money market accounts                           92,288     62,331
 Certificates of deposits                       324,438    312,004
 Short-term borrowings                          209,823    142,830
 Broker certificates                              8,157      6,009
                                               --------   --------
TOTAL INTEREST-BEARING LIABILITIES              807,459    716,465

Demand deposits                                  83,406     77,085
Other liabilities                                 7,368      6,377
Shareholders' equity                             81,752     77,510
                                               --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $979,985   $877,437
                                               ========   ========

                    ANALYSIS OF VOLUME AND RATE CHANGES ON
                       NET INTEREST INCOME AND EXPENSES

                                     September 30, 2000 Over September 30, 1999
                                     ------------------------------------------

                                                   Change    Change
                                                   Due to    Due to    Total
Dollars in thousands                               Volume     Rate    Change
                                                  --------  --------  -------
INTEREST-EARNING ASSETS:
  Securities--taxable                              $  622   $   338   $  960
  Securities--nontaxable                              (30)       17      (13)
  Federal funds sold                                  (64)        3      (61)
  Loans                                             4,713       904    5,617
                                                   ------   -------   ------
TOTAL INTEREST INCOME                               5,241     1,262    6,503

INTEREST-BEARING LIABILITIES:
  NOW accounts                                         19      (165)    (146)
  Savings accounts                                   (480)     (296)    (776)
  Money market accounts                               802       561    1,363
  Certificates of deposit                             485       910    1,395
  Short-term borrowings                             2,454     1,526    3,980
  Broker certificates                                 122        48      170
                                                   ------   -------   ------
TOTAL INTEREST EXPENSE                              3,402     2,584    5,986

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)     $1,839   $(1,322)  $  517
                                                   ======   =======   ======


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

Inherent in the Company's business are certain risks and uncertainties. Therefore, the Company cautions the reader that actual revenues and income results could differ materially from those results expected to occur depending on factors such as general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, credit risks and other factors. Other factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on investment securities, rates paid on deposits, competitive effects, fee and other noninterest income earned, as well as other factors. The Company disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

FINANCIAL CONDITION

During the first nine months of 2000, consolidated assets increased by $83.0 million, or 8.9% to $1.0 billion. This increase was largely the result of an increase in the loan portfolio, including residential mortgages held for sale, of $63.3 million or 10.0%. The increase in loans can be attributed to strong loan demand during the first nine months of 2000.

The liquidity needs of the Company's financial institution subsidiaries require the availability of cash to meet the withdrawal demands of depositors and the credit commitments to borrowers. Deposits represent the Company's primary source of funds. Since December 31, 1999, deposits have increased by $75.8 million. Making up this increase were increases of $37.6 million in certificates of deposit, $32.7 million in money market accounts, $20.9 million in broker deposits, $13.4 million in transaction accounts, offset by a decline of $28.8 million in savings accounts. Both of the Company's banking subsidiaries continue to experience substantial competition for deposits. Therefore, other funding sources continue to be pursued and utilized, including broker deposits. Borrowings provide liquidity in the form of federal funds purchased, securities sold under agreements to repurchase, treasury, tax and loan accounts, and borrowings from the Federal Home Loan Bank. Total borrowings have decreased by $0.4 million or 0.2% since December 31, 1999. Federal Home Loan Bank of Boston advances remain the largest nondeposit-related interest-bearing funding source for the Company. These borrowings are secured by qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The Company views borrowed funds as a reasonably priced alternative funding source that should be utilized.

In determining the adequacy of the loan loss allowance, management relies primarily on its review of the loan portfolio both to ascertain if there are any probable losses to be written off, and to assess the loan portfolio in the aggregate. Nonperforming loans are examined on an individual basis to determine estimated probable loss. In addition, management considers current and projected loan mix and loan volumes, historical net loan loss experience for each loan category, and current and anticipated economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. During the first nine months of 2000, $1,897,000 was added to the reserve for loan losses based upon the expansion of the loan portfolio, resulting in an allowance of $10.7 million, or 1.53%, of total loans outstanding. Management believes that this allowance is appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (FRB) guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent, of which at least four percent must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at September 30, 2000, of 11.1% and 12.3%, respectively, exceed regulatory guidelines. The Company's Tier1 and total risk based capital ratios at December 31, 1999 were 11.7% and 13.0%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank's Board of Directors from legally available funds. Camden National Corporation declared dividends in the aggregate amount of $3.8 million and $3.2 million in the first nine months of 2000 and 1999, respectively. During the first nine months of 2000, the dividends declared by Camden National Bank included $2.0 million for dividend payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital ratios of the two subsidiary banks for the year 2000. UnitedKingfield Bank declared $0.5 million and $113,000 for dividend payments to shareholders of Camden National Corporation during the first nine months of 2000 and the first nine months of 1999, respectively.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $10.5 million, an increase of $1,264,000 or 13.6% from 1999's first nine month's net income of $9.3 million. For the three months ended September 30, 2000, net income was $4.0 million an increase of $920,000 or 29.6% from September 1999's three month ended net income of $3.1 million. A contributing factor was net income of $437,000, classified in salaries and employee benefits, resulting from the changeover of the Company's defined-benefit retirement plan to a defined-contribution plan. Excluding this non-recurring net income, third quarter earnings would have amounted to $3.6 million.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2000 was $29.9 million, a 1.8% or $0.5 million increase over the net interest income for the first nine months of 1999 of $29.4 million. Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2000 and September 30, 1999 was $10.0 million in each period. Interest income on loans increased by $5.6 million, or 14.0% and $2.2 million, or 16.2% during the nine and three month periods compared to the same periods of 1999, respectively. This increase was due to the increase in loan volume as well as the increase in yields, from 8.91% during the first nine months of 1999 to 9.11% during the first nine months of 2000. The Company also experienced an increase in interest income on investments during the first nine months of 2000 compared to the same period in 1999 due to increased volume as well as an increase in yields. The Company's net interest expense on deposits and borrowings increased during the first nine months of 2000 compared to the same period in 1999. The majority of this increase was the result of increased volumes as well as increased rates on short-term borrowings. The Company also saw an increase in the cost of short-term borrowings, from 4.84% during the first nine months of 1999 to 5.87% during the first nine months of 2000.

The Analysis of Change in Net Interest Margin, the Average Daily Balance Sheets, and the Analysis of Volume and Rate Changes on Net Interest Income and Expenses are provided on pages 10-12 of this report to enable the reader to understand the components of the Company's interest income and expenses. The first table provides an analysis of changes in net interest margin on earnings assets; interest income earned and interest expense paid and average rates earned and paid; and net interest margin on earning assets for the nine months ended September 30, 2000 and 1999. The second of these tables presents average assets, liabilities and stockholders' equity for the nine months ended September 30, 2000 and 1999. The third table presents an analysis of volume and rate change on net interest income and expense from September 30, 1999 to September 30, 2000.

The Company utilizes off-balance sheet instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $45,000 during the first nine months of 2000 compared to an increase of $5,000 in the first nine months of 1999. During the three month periods ended September 30, 2000 the increase to net interest income was $31,000. There was no impact to net interest income during the three month period ended September 30, 1999.

NONINTEREST INCOME

Total noninterest income increased by $759,000 or 13.0% in the first nine months of 2000 compared to the first nine months of 1999. Service charges on deposit accounts increased $62,000 or 2.9% for the first nine months of 2000 compared to 1999. Other service charges and fees increased by $375,000 or 16.9% in the first nine months of 2000 compared to 1999. The largest contributing factors to this increase was $201,000 of fee income generated by merchant assessments and $94,000 in commissions earned from the outsourcing of official check processing. Other income increased by $322,000 or 21.5% in the first nine months of 2000 compared to 1999. The major reason for this increase in other income was the increase of $396,000 generated by the additional $10 million in bank owned life insurance. This increase was somewhat offset by a decrease in gain on sale of securities of $151,000.

Total noninterest income increased by $236,000 or 10.7% in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Service charges on deposit accounts decreased $11,000 or 1.5% for the third quarter of 2000 compared to 1999. Other service charges and fees increased by $152,000 or 15.1% in the third quarter of 2000 compared to 1999. The largest contributing factor to this increase was the fee income generated from the commissions earned from the outsourcing of official check processing. Other income increased by $95,000 or 19.4% in the third quarter of 2000 compared to 1999. The major reason for this increase in other income was the increase in income generated by the additional $10 million in bank owned life insurance.

NONINTEREST EXPENSE

Total noninterest expense decreased by $210,000 or 1.1% in the first nine months of 2000 compared to the first nine months of 1999. Salaries and employee benefits cost decreased by $804,000 or 8.5% in the first nine months of 2000 compared to 1999. The largest share of this decrease, approximately $645,000, is related to the termination of the Company's defined benefit retirement plan. The remainder of the decrease was the result of reductions in staff due to the merger of United Bank and Kingfield Savings Bank. Other operating expenses increased by $632,000 or 9.5%. A contributing factor for this increase was the expense incurred to merge United Bank and Kingfield Savings Bank into one new bank during the first quarter. The Company also experienced increases in credit card, data processing, and various other general operating expenses during the first nine months of 2000.

Total noninterest expense decreased by $1,077,000 or 15.8% in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Salaries and employee benefits cost decreased by $764,000 or 23.6% in the third quarter of 2000 compared to 1999. As mentioned above, the majority of this decrease is a result of the termination of the Company's defined benefit retirement plan. Another factor contributing to the decrease is the result of reductions in staff due to the merger of United Bank and Kingfield Savings Bank. Other operating expenses decreased by $280,000 or 10.7% in the third quarter of 2000 compared to 1999. During the third quarter of 1999 the Company recognized $417,000 in non-recurring acquisition related expenses. The Company experienced increases in credit card, data processing, and various other general operating expenses during the third quarter of 2000.

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



               ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE
                               ABOUT MARKET RISK

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the third quarter of 2000.

                                                Estimated
          Rate Change                        Changes in NII

          +200bp                                (5.42%)
          -200bp                                 4.04%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The assumptions differed in each of the four periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

When appropriate, the Company may utilize off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. All off-balance sheet positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company's overall interest rate risk position. As of September 30, 2000, the Company had a notional principal of $35 million in interest rate swap agreements, $10 million in floor contracts and $20 million in cap contracts. The Company uses interest rate swaps and floor instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate in environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company has $10 million of the interest rate swaps that mature in 2004 for this purpose. In addition, the Company has $25 million of callable interest rate swaps that mature in 2010. These swaps are tied to $25 million of callable broker deposits, resulting in a variable rate funding source. The floor contract has a strike rate of 6% and matures in 2005. The cap contract has a strike rate of 7.5% and matures in 2002.

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


RECENT ACCOUNTING PRONOUNCEMENTS

During 2000, the financial Accounting Standards Board issued the following:

     SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain
       Hedging Activities - an amendment of SFAS No. 133"
     SFAS No. 139, "Recession of FASB Statement No. 53 and amendments to FASB
       Statements No. 63, 89 and 121"
     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125."

The Company expects to adopt SFAS No. 139 and 140 when required and management believes adoption will not have a material effect on the financial condition and results of operation of the Company.

SFAS No. 137 and SFAS No. 138 amended SFAS N0. 133, which established accounting reporting standards for derivative instruments and for hedging activity. SFAS No. 137 defers the elective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined the impact, if any, of SFAS No. 133 on the Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (3.i.) The Articles of Incorporation of Camden National Corporation, are incorporated herein by reference.

     (3.ii.) The Bylaws of Camden National Corporation, as amended to date,
     Exhibit 3.ii. to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

     (23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation.

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN NATIONAL CORPORATION
(Registrant)


/s/ Robert W. Daigle                   11-13-00
--------------------------             ---------------------------
Robert W. Daigle                       Date
President and Chief Executive Officer


/s/ Susan M. Westfall                  11-13-00
--------------------------             ----------------------------
Susan M. Westfall                      Date
Treasurer and Chief Financial Officer