Form 10-K405
period 2000-12-31
CAMDEN NATIONAL CORP
filed 2001-04-02
CIK 750686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 is: Common stock - $114,035,937.

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2001 is: Common stock - 8,145,341.

      Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

      (1) Certain information required in response to into Items 1, 5, 6, 7, 7A and 8 of Part II of this Form 10-K are incorporated by reference from Camden National Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

      (2) Certain information required in response to into Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") prior to April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

                                      Index

Item #  Description                                                         Page
------  -----------                                                         ----

  1     Business                                                              3

  2     Properties                                                           10

  3     Pending Legal Proceedings                                            10

  4     Submission of Matters to a Vote of Security Holders                  10

  5     Market for Registrant's Common Equity and Related
        Stockholders Matters                                                 11

  6     Selected Financial Data                                              11

  7     Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                             11

  7A    Quantitative and Qualitative Disclosures about Market Risks          18

  8     Financial Statements and Supplementary Data                          18

  9     Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure                                             18

 10     Directors and Executive Officers of the Registrant                   19

 11     Executive Compensation                                               19

 12     Security Ownership of Certain Beneficial Owners and Management       19

 13     Certain Relationships and Related Transactions                       19

 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K     19

        Signatures                                                           21

        Exhibit Index                                                        22

        Exhibits                                                             23

                                     PART I

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. Camden National Corporation (the "Company") may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "may," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Certain Factors Affecting Future Operating Results," beginning on page 16. Readers should carefully review the factors described under "Certain Factors Affecting Future Operating Results" and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 1. Business

Overview. The Company is a publicly-held, multi-bank, financial institution holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company makes its products services available directly and indirectly through its subsidiaries, Camden National Bank ("CNB"), UnitedKingfield Bank ("UnitedKingfield") and Trust Company of Maine, Inc. ("TCOM"). The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, UnitedKingfield and TCOM. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company's Subsidiaries. A brief description of each of the Company, CNB, UnitedKingfield and TCOM follows.

The Company. The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of the Company stock. As a result of this share exchange, the Company became CNB's sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and, as a result thereof, acquired (a) 100% of the outstanding stock of United Bank, a Maine-chartered stock banking institution with its principal office in Bangor, Maine, and (b) 51% of the outstanding stock of TCOM.

On December 20, 1999, the Company completed its acquisition of KSB Bancorp, Inc. ("KSB"), a publicly-held, bank holding company organized under the laws of the State of Delaware and having its principal office in the State of Maine, with one principal subsidiary, Kingfield Savings Bank ("Kingfield Bank"), a Maine-chartered stock savings bank with its principal office in Kingfield, Maine. The Company's acquisition of KSB was accounted for under the pooling-of-interests method and, as such, financial information included in this report presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented. As of December 31, 2000, the Company's securities consisted of one class of common stock, no par value, of which there were 8,145,341 shares outstanding held of record by approximately 1,026 shareholders.

The Company is a bank holding company ("BHC") registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision, regulation and examination by the FRB. The Company is also considered a Maine financial holding company for purposes of the laws of the State of Maine, and as such, is also subject to the jurisdiction of the Superintendent of the Maine Bureau of Banking (the "Superintendent").

Camden National Bank. CNB is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly owned subsidiary of the Company as a result of a January 1984 corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of the Company's stock.

CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. CNB customers may also access these products and services using other media, including CNB's Internet web site located at www.camdennational.com.

CNB is a Federal Reserve member bank and is subject to supervision, regulation and examination by the Comptroller of the Currency (the "OCC"). Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law.

UnitedKingfield Bank. UnitedKingfield, a wholly owned subsidiary of the Company, is a financial institution chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. UnitedKingfield is the successor by merger, effective February 4, 2000, of United Bank and Kingfield Bank, and is subject to regulation, supervision and examination by the FDIC and the Superintendent. Its deposits are insured by the FDIC up to the maximum amount permitted by law.

UnitedKingfield offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Jackman, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley, Stratton, Strong and Winterport, Maine, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. UnitedKingfield customers may also access these products and services using other media, including UnitedKingfield's Internet web site located at www.unitedkingfield.com.

Trust Company of Maine, Inc. TCOM, a majority owned subsidiary of the Company, is a nondepository trust company chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. TCOM was acquired by the Company in December 1995 through the Company's merger with UnitedCorp, then the parent of TCOM.

TCOM provides a broad range of trust, trust- related and investment services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by TCOM complement the services provided by the Company's subsidiary banks by offering customers investment management services.

TCOM is subject to supervision, regulation and examination by the Superintendent and also is subject to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition. The Company competes principally in mid-coast Maine through CNB, its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, each in the State of Maine. The combined population of these two counties is approximately 76,000 people, and their economies are based primarily on tourism but also are supported by a substantial population of retirees. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB's primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UnitedKingfield, also competes in both the central and western Maine areas. Most of UnitedKingfield's offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston, each cities located in the State of Maine. The Bangor and Lewiston areas have populations of approximately 100,000 and 39,000 people, respectively. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UnitedKingfield's market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and its subsidiary banks generally have been able to compete effectively with other financial institutions emphasizing customer service, including local decision-making, establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of their customers. No assurance can be given, however, that the Company and its subsidiary banks will continue to be able to compete effectively with other financial institutions in the future.

The Company's Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through CNB and UnitedKingfield, has branches that are located in small towns within the Company's geographic market area. The Company believes that the local needs and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company's loans are concentrated within a single industry or group of related industries.

The Company's Growth. The Company had consolidated asset growth of 8.9%, or $82.5 million, during 2000. The primary factor contributing to this growth was the increase in lending activity at the Company's subsidiary banks. As the business continued to grow during this past year, each of the Company's subsidiary banks focused on customer service. The Company's performance-based compensation program also supported this growth by creating an environment where employees have a more personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The Company's Employees. The Company employs approximately 300 people on a full-time equivalent basis. The Company's management believes that employee relations are good, and there currently are no known disputes between management and employees.

The Company's Employee Incentives. All Company employees are eligible for participation in the Company's Retirement Savings 401(k) Plan, and certain Executive Officers of the Company may also participate in the Company's 1993 Stock Option Plan and its Supplemental Executive Retirement Plan.

In addition, the Company, as successor to KSB, maintains a Bank Recognition and Retention Plan ("BRRP") as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable certain officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. Participants are vested at a rate of 20% per year commencing one year from the date of the award. All previous awards made under the BRRP will be vested in 2003. The Company does not intend to make any additional awards under the BRRP.

Supervision and Regulation. The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the FRB, the OCC, the FDIC and the Superintendent, as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs to which the Company and its subsidiaries are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company's business and operations, as well as those of its subsidiaries. The Company's shareholders generally are not subject to these statutory and regulatory provisions.

BHCs - Activities and Other Limitations. As a registered BHC, the Company is subject to regulation under the BHC Act and to examination and supervision by the FRB, and is required file reports with, and provide additional information requested by, the FRB. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institutions. Section 23A of the FRA also generally requires that an insured depository institution's loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on arm's length terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

The principal purpose of the BHC Act and the FRB's implementing regulation, Regulation Y, is to regulate the acquisition of control of banks by companies and individuals, to define and regulate the nonbanking activities in which BHCs may engage, and to provide procedures for securing approval for these transactions and activities, as necessary.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Provided that a BHC does not become a "financial holding company" under the Gramm-Leach-Bliley Act of 1999 (as discussed below), the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking managing of and controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. In addition, Maine law imposes certain approval requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

The Gramm-Leach-Bliley Act of 1999 repeals provisions of the Glass-Steagall Act:
Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act of 1999 permits BHCs that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the companies described above that are not so treated.

Generally, the Gramm-Leach-Bliley Act of 1999 and its implementing regulations:

o repeal historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

o permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

o provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

o broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of BHCs, and their financial subsidiaries;

o require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permits retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

o establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

o adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

o address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in the new activities, a BHC, such as the Company, must meet certain tests and file an election form with the FRB, which generally is acted on within 30 days. To qualify, all of a BHC's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the BHC's banks must have been rated `satisfactory' or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a BHC that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

Further, the Gramm-Leach-Bliley Act of 1999, which includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, such as CNB and UnitedKingfield, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, the Gramm-Leach-Bliley Act of 1999 expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC has issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks, such as UnitedKingfield. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the FDIC's final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Declaration of Dividends. According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. One of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB's belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength.

Under Maine law, a corporation's board of directors may declare and the corporation may pay dividends out of the corporation's unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration or payment would be contrary to the corporation's charter. Similar limitations generally apply to investor-owned, Maine financial institutions.

Dividend payments by national banks, such as CNB, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank's undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend it, after making the dividend, the national bank would be considered "undercapitalized" (defined by reference to other OCC regulations).

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB's capital adequacy guidelines apply on a consolidated basis to BHCs, such as the Company, with consolidated assets of $150 million or more.

The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% leverage capital ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage capital ratio of at least 4.0%. BHCs with supervisory, financial, operational, or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

The Company's risk-based capital ratio and leverage capital ratio currently are, and its management expects these ratios to remain, in excess of regulatory requirements. Separate, but substantially similar, capital requirements under OCC and FDIC regulations apply to the Company's bank subsidiaries.

Information concerning the Company and its subsidiaries with respect to capital requirements appearing under the captions "Capital Resources" and from Note 19, "Regulatory Matters," of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as UnitedKingfield, are also subject to similar restrictions on their business and activities. In particular, Section 24 of the Federal Deposit Insurance Act, as amended (the "FDIA"), generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks, such as UnitedKingfield, to those that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

Activities and Investments of National Banking Associations. National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC which limit the activities of national banking associations to those that are deemed to be part of or incidental to the "business of banking." Activities that are part of or incidental to the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank.

Item 2. Properties

 The Company operates in 30 facilities. The headquarters of the Company and the headquarters and main office of CNB is located at Two Elm Street, Camden, Maine, and CNB owns these premises. The building has 15,500 square feet of space on 3 levels. CNB also owns 7 of its branches and the facility in which the operations departments of the Company are located. None of these owned facilities is subject to a mortgage. CNB also leases three branches under long-term leases, which expire in, respectively, May 2010, January 2020 and December 2077. During 2000, CNB leased space in Portland, Maine from which it operates a loan production office. This lease is for 703 square feet and expires in March 2002.

The main office of UnitedKingfield is located at 145 Exchange Street, Bangor, Maine, and is owned by UnitedKingfield. The building has 25,600 square feet of space on two levels. UnitedKingfield occupies 16,975 square feet of space on both floors. TCOM leases 2,100 square feet of office space on the second floor and 2,042 square feet on the first floor of this building. Other occupants of this building include (a) the law firm of Russell, Lingley & Silver, P.A., which leases 2,533 square feet on the second floor, and (b) L&H Investors, a property management firm, and Cullen Williams, CPA, who have a joint lease for 1,920 square feet on the second floor. UnitedKingfield also owns 14 of its other facilities, none of which is subject to a mortgage. UnitedKingfield also leases 3 branches and a parcel of land, which expire in, respectively, May 2001, September 2002, February 2003 and August 2009.

Item 3. Pending Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of business. The Company is currently a defendant in a civil action pending in the Cumberland County Superior Court (the "Court"), which action was commenced in September 1999 resulting from a denial of credit. The plaintiff, Joseph A. Gamache, has asserted causes of action against the Company for interference with advantageous relationship, fraud, negligent misrepresentation, intentional infliction of emotional distress, breach of fiduciary duty, negligence, vicarious liability and punitive damages. Mr. Gamache seeks total damages (compensatory and punitive) of approximately $6 million. In December 2000, the Court entered a summary judgment for defendants Kingfield Bank and an employee of the Company on the plaintiff's alleged causes of action for breach of fiduciary duty and negligence. The remaining causes of action are scheduled for trial on July 30, 2001. The Company believes that the lawsuit has no merit and plans to vigorously defend itself at the trial.

There are no other material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

The information appearing under the caption "Common Stock Information" on page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 6. Selected Financial Data

Selected year-end financial information for the past five years appearing under the caption "Selected Five-Year Financial Data" on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report, including the information incorporated herein by reference contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of the words "believe," "may," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors discussed on page 16 below, changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrwing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. Readers should carefully review the factors described on page 16 below and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 31 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference and should be read in conjunction with the following text and tables.

The following tables set forth the Company's investment securities at book carrying amount as of December 31, 2000, 1999, and 1998.

                                                2000         1999         1998
                                                ----         ----         ----
                                                      Dollars in thousands
Securities available for sale:
  U.S. Treasury and agency                    $ 58,708     $ 65,046     $  7,095
  Mortgage-backed securities                    30,118       13,104       81,820
  State and political subdivisions               7,928        7,520        8,143
  Other debt securities                         44,466       46,938        2,025
  Equity securities                             34,327       31,389       21,769
                                              --------     --------     --------
                                               175,547      163,997      120,852
                                              --------     --------     --------

Securities held to maturity:
  U.S. Treasury and agency                         300        5,949        6,093
  Mortgage-backed securities                    55,658       60,963       89,428
  State and political subdivisions               1,142        1,152        1,338
  Other debt securities                            595          129          982
                                              --------     --------     --------
                                                57,695       68,193       97,841
                                              --------     --------     --------
                                              $233,242     $232,190     $218,693
                                              ========     ========     ========

To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank of Boston ("FHLBB") loans enables the Company to hold a portion of the portfolio to maturity. The table on the following pages summarizes the investment portfolios maturities and yields at December 31, 2000.

                                           Available for sale           Held to maturity
                                         ----------------------      ----------------------
                                            Book       Yield to      Amortized     Yield to
Dollars in thousands                       Value       Maturity        Cost        Maturity
                                         --------      --------      ---------     --------
U.S. Treasury and Agency:
  Due in 1 year or less                  $      0         0.000%     $    300         3.218%
  Due in 1 to 5 years                      33,233         6.249%            0         0.000%
  Due in 5 to 10 years                     25,475         6.551%            0         0.000%
  Due after 10 years                            0         0.000%            0         0.000%
                                         --------      --------      --------      --------
                                           58,708         6.380%          300         3.218%
                                         --------      --------      --------      --------

Mortgage-backed securities:
  Due in 1 year or less                         0         0.000%        1,182         7.256%
  Due in 1 to 5 years                       8,616         6.829%        4,758         7.714%
  Due in 5 to 10 years                      6,694         6.829%        3,500         7.185%
  Due after 10 years                       14,808         7.140%       46,218         7.393%
                                         --------      --------      --------      --------
                                           30,118         6.982%       55,658         7.405%
                                         --------      --------      --------      --------

State and political subdivisions:
  Due in 1 year or less                         0         0.000%          415         4.400%
  Due in 1 to 5 years                         192         4.125%          627         6.784%
  Due in 5 to 10 years                      7,147         4.092%          100         6.250%
  Due after 10 years                          589         5.000%            0         0.000%
                                         --------      --------      --------      --------
                                            7,928         4.160%        1,142         5.870%
                                         --------      --------      --------      --------

Other debt securities:
  Due in 1 year or less                         0         0.000%            0         0.000%
  Due in 1 to 5 years                           0         0.000%          595         7.776%
  Due in 5 to 10 years                          0         0.000%            0         0.000%
  Due after 10 years                       44,466         6.534%            0         0.000%
                                         --------      --------      --------      --------
                                           44,466         6.534%          595         7.776%
                                         --------      --------      --------      --------

Other equity securities:
  Due in 1 year or less                         0         0.000%            0         0.000%
  Due in 1 to 5 years                       9,071         6.895%            0         0.000%
  Due in 5 to 10 years                        500         6.750%            0         0.000%
  Due after 10 years                       24,756         7.653%            0         0.000%
                                         --------      --------      --------      --------
                                           34,327         7.440%            0         0.000%
                                         --------      --------      --------      --------

Total securities                         $175,547         6.629%     $ 57,695         7.356%
                                         ========      ========      ========      ========

Total loans increased by $65.9 million, or 10.4%, in 2000. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.

Dollars in thousands

As of December 31,                  2000            1999           1998           1997            1996
                                    ----            ----           ----           ----            ----
Commercial                        $364,169        $316,411       $269,747       $226,981        $185,735
Residential real estate            235,554         226,548        202,952        193,327         188,109
Consumer                            90,231          83,832         78,496         50,433          30,519
Municipal                           10,924           8,307         17,199         10,727           6,080
Other                                  462             336          1,311          1,880             893
                                  --------        --------       --------       --------        --------
                                  $701,340        $635,434       $569,705       $483,348        $411,336
                                  ========        ========       ========       ========        ========

Loan demand also affects the Company's liquidity position. However, of the loans maturing over 1 year, approximately 56% are variable rate loans. The following table presents the maturities of loans at December 31, 2000:

Dollars in thousands                             Through    More Than
                                     1 Year     5 Years     5 Years       Total
Maturity Distribution:
 Fixed Rate:
  Commercial                        $ 15,166    $ 54,795    $ 17,118    $ 87,079
  Residential real estate              1,488       4,850     158,172     164,510
  Consumer                             3,165      18,506      20,772      42,443

 Variable Rate:
  Commercial                          29,686      44,583     202,821     277,090
  Residential real estate                 20         813      70,211      71,044
  Consumer                             2,307      21,501      24,442      48,250

 Municipal                             5,387       3,761       1,776      10,924
                                    --------    --------    --------    --------
                                    $ 57,219    $148,809    $495,312    $701,340
                                    ========    ========    ========    ========

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

Dollars in thousands

As of December 31,                2000      1999      1998      1997      1996
                                 ------    ------    ------    ------    ------

Nonperforming loans:
Non-accrual loans                 4,644     6,135    $4,078    $3,305    $3,569
Accruing loans past due 90
     days or more                 1,844       196       613     1,004       599
                                 ------    ------    ------    ------    ------
Total nonperforming loans         6,488     6,331     4,691     4,309     4,168
                                 ------    ------    ------    ------    ------

Other real estate owned             380     1,405     1,052     1,532     1,381
                                 ------    ------    ------    ------    ------

Total nonperforming assets       $6,868    $7,736    $5,743    $5,841    $5,549
                                 ======    ======    ======    ======    ======

Ratios:
Nonperforming loans
     to total loans                0.93%     1.00%     0.82%     0.89%     1.01%
Allowance for loan losses
     to nonperforming loans      166.48%   148.32%   172.50%   162.03%   128.72%
Nonperforming assets
     to total assets               0.68%     0.83%     0.68%     0.80%     0.86%
Allowance for loan losses
     to nonperforming assets     157.27%   121.38%   140.90%   119.53%    96.68%

The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Dollars in thousands

December 31,                                                              2000
                                                                        --------
Time remaining until maturity:
   Less than 3 months                                                   $ 31,957
   3 months through 6 months                                              18,957
   6 months through 12 months                                             17,949
   Over 12 months                                                         32,304
                                                                        --------
                                                                        $101,167
                                                                        ========

The dividend payout ratio was 37.17%, 40.90%, 33.74%, 29.31%, and 24.70% for
2000, 1999, 1998, 1997 and 1996, respectively. The average equity to average assets ratio was 8.55%, 8.71%, 10.05%, 10.07% and 10.96% for 2000, 1999, 1998,
1997 and 1996, respectively.

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits, and repurchase agreements secured by the United States government or agency securities. The major portion of all borrowings matures or reprices within the next 6 months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2000, 1999, and 1998:

                                                      At or for the year ended December 31,
Dollars in thousands                                    2000          1999          1998
                                                      --------      --------      --------
Average balance outstanding                           $198,597      $146,627      $ 93,204
Maximum amount outstanding at
  any month-end during the year                        209,652       173,924       163,013
Balance outstanding at end of year                     168,440       173,924       113,682
Weighted average interest rate during the year            5.87%         4.90%         5.23%
Weighted average interest rate at end of year             6.18%         5.07%         4.82%

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

                                                          Less
                                                          Than       Through    More Than
Dollars in thousands                                     1 Year      5 Years     5 Years       Total
                                                       ---------     --------    --------    --------
Interest-earning assets:
 Fixed rate loans                                      $  25,206     $ 81,912    $197,838    $304,956
 Variable rate loans                                     396,384            0           0     396,384
Investment securities
 Available for sale                                            0       51,112     124,435     175,547
 Held to maturity                                          1,897        5,980      49,818      57,695
                                                       ---------     --------    --------    --------
Total interest-earning assets                            423,487      139,004     372,091     934,582
                                                       ---------     --------    --------    --------

Interest-bearing liabilities:
Savings accounts                                          20,000            0     101,292     121,292
NOW accounts                                                   0            0      87,270      87,270
Money market accounts                                     81,730            0           0      81,730
Certificate accounts                                     295,286       49,478      25,673     370,437
Borrowings                                                78,348       32,000      22,000     132,348
                                                       ---------     --------    --------    --------
Total interest-bearing liabilities                       475,364       81,478     236,235     793,077
                                                       ---------     --------    --------    --------

Interest sensitivity gap per period                    $ (51,877)    $ 57,526    $135,856
                                                       =========     ========    ========

Cumulative interest sensitivity gap                    $ (51,877)    $  5,649    $141,505
                                                       =========     ========    ========

Cumulative interest sensitivity gap
    as a percentage of total assets                           (5%)          1%         14%

Cumulative interest-earning assets as a
    percentage of interest-sensitive liabilities              89%         101%        118%

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Interest Rate Volatility May Reduce the Company's Profitability.

The profitability of the Company's subsidiary banks depends to a large extent upon their net interest income, which is the difference between their interest income on interest-earning assets, such as loans and investments, and their interest expense in interest bearing liabilities, such as deposits and borrowed funds.

The Company's net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce the Company's net interest income as the difference between interest income and interest expense decreases. As a result, the Company has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.

However, the Company cannot assure you that a decrease in interest rates will not negatively impact its results from operations or financial position. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on the Company's results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Company's allowance for loan losses.

The Company's Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for potential losses based on a number of factors. If the Company's assumptions are wrong, its allowance for loan losses may not be sufficient to cover the losses it actually experiences, which would have an adverse effect on the Company's operating results, and may also cause the Company to increase the allowance in the future. Further, the Company's net income would decrease if it had to add additional amounts to its allowance for loan losses.

The Company's loans Are Concentrated in Certain Areas of Maine and Adverse Conditions in those Markets Could Adversely Affect Operations.

The Company is exposed to real estate and economic factors in the central, western and midcoast areas of Maine because virtually all of its loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of the Company's loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, the Company would likely experience higher rates of loss and delinquency on its mortgage loans than if its loans were more geographically diverse.

The Company experiences Strong Competition within Its Markets Which May Impact Profitability.

Competition in the banking and financial services industry is strong. In its market areas, the Company competes for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of the Company's banking subsidiaries and may offer services that the Company's banking subsidiaries do not or cannot provide. The Company's long-term success depends on the ability of its banking subsidiaries to compete successfully with other financial institutions in their service areas. Because the Company maintains a smaller staff and have fewer financial and other resources than larger institutions with which it competes, the Company may be limited in its ability to attract customers. If the Company is unable to attract and retain banking customers, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted.

The Company's Cost of Funds for Banking Operations May Increase as a Result of General Economic Conditions, Interest Rates and Competitive Pressures.

The Company's banking subsidiaries have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Company's banking subsidiaries decreases relative to the Company's overall banking operations, the Company may have to rely more heavily on borrowings as a source of funds in the future.

Our Banking Business is Highly Regulated.

BHCs, national banking associations and state-chartered banks operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC, the FDIC and the Superintendent possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by entities subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which the Company and its subsidiaries may conduct business and obtain financing.

Furthermore, the Company's business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates CNB and UnitedKingfield must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including CNB and UnitedKingfield.

The Company Could Be Held Responsible for Environmental Liabilities of Properties It Acquires Through Foreclosure.

If the Company is forced to foreclose on a defaulted mortgage loan to recover an investment it may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during the Company's ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that the Company could recoup any of the costs from any third party.

To the Extent that the Company Acquires Other Companies in the Future, Its Business May Be Negatively Impacted by Certain Risks Inherent with such Acquisitions.

Although the Company does not have an aggressive acquisition strategy, it has acquired, and in the future will continue to consider the acquisition of, other banking companies. To the extent that the Company acquires other companies in the future, its business may be negatively impacted by certain risks inherent with such acquisitions.

These risks include the following:

      o the risk that the acquired business will not perform in accordance with management's expectations;

      o the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of the Company's businesses;

      o the risk that management will divert its attention from other aspects of the Company's business;

      o the risk that the Company may lose key employees of the acquired business; and

      o the risks associated with entering into geographic and product markets in which the Company has limited or no direct prior experience.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is included on pages 29-30 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The following financial statements and report of independent accountant are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000 and are incorporated herein by reference. Page references are to pages of the Company's Annual Report to Shareholders for the year ended December 31, 2000.

                                                                           PAGE
                                                                           ----
Consolidated Statements of Condition
     December 31, 2000 and 1999                                             34

Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998                                       35

Consolidated Statements of Changes in the Shareholders' Equity
     for the years ended December 31, 2000, 1999 and 1998                   36

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                       37

Notes to Consolidated Financial Statements                                 38-56

Report of Independent Public Accountant                                     57

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on, accounting and financial disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2001.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the material responsive to such item in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2001.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Index to Financial Statements:

      A list of the consolidated financial statements of the Company and report of the Company's independent public accountant incorporated herein by reference is included in Item 8 of this Annual Report.

      2. Financial Statement Schedules:

      Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      3. Exhibits:

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 9, 1999).

(3.1) The Company's Articles of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.i to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995 (Commission No. 33-97340)).

(3.2) The Company's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995 (Commission No. 33-97340)).

(10.1)   CNB's 1993 Stock Option Plan (incorporated herein by reference to
         Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996).

(10.2)   UnitedCorp's Stock Option Plan (incorporated herein by reference to
         Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996).

(10.3) Employment Agreement, dated as of May 4, 1999, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q/A for the quarter ended June 30, 1999 filed with the Commission on November 15, 1999).

(10.4) KSB's 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.5) Amendment No. 1 to the KSB's 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company's Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.6) KSB's 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Appendix A to KSB's Definitive Proxy Statement filed with the Commission on April 15, 1998).

(10.7) Summary of the Company's Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.

(10.8)*  KSB's Recognition and Retention Plan and Trust Agreement.

(10.9)*  Deferred Comp Plan.

(13)* The Company's Annual Report to Shareholders for the year ended December 31, 2000.

(21)*    Subsidiaries of the Company.

(23)* Consent of Berry, Dunn, McNeil and Parker, LLP relating to the Company's financial statements.

-----------------------
* Filed herewith

Deemed filed only with respect to those portions thereof incorporated herein by reference:

      (b) Reports on Form 8-K:

None.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION


/s/ Robert W. Daigle
----------------------------------------------        --------------------------
Robert W. Daigle                                      Date
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert W. Daigle                     /s/ Susan M. Westfall
-------------------------------------    ---------------------------------------
Robert W. Daigle              Date       Susan M. Westfall              Date
President, Director                      Treasurer and
and Chief Executive Officer              Chief Financial Officer


/s/ Rendle A. Jones                      /s/ John S. McCormick, Jr.
-------------------------------------    ---------------------------------------
Rendle A. Jones               Date       John S. McCormick, Jr          Date
Chairman and Director                    Director


/s/ Robert J. Gagnon                     /s/ Richard N. Simoneau
-------------------------------------    ---------------------------------------
Robert J. Gagnon              Date       Richard N. Simoneau            Date
Director                                 Director


/s/ Ann W. Bresnahan                     /s/ Arthur E. Strout
-------------------------------------    ---------------------------------------
Ann W. Bresnahan              Date       Arthur E. Strout               Date
Director                                 Director


/s/ John W. Holmes                       /s/ Theodore C. Johanson
-------------------------------------    ---------------------------------------
John W. Holmes                Date       Theodore C. Johanson           Date
Director                                 Director


/s/ Winfield F. Robinson                 /s/ Ward I. Graffam
-------------------------------------    ---------------------------------------
Winfield F. Robinson          Date       Ward I. Graffam                Date
Director                                 Director


/s/ Robert J. Campbell
-------------------------------------
Robert J. Campbell            Date
Director

                                  EXHIBIT INDEX

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 9, 1999).

(3.1) The Company's Articles of Incorporation, as amended to date (incorporated herein by reference to Exhibit 3.i to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995 (Commission No. 33-97340)).

(3.2) The Company's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995 (Commission No. 33-97340)).

(10.1)   CNB's 1993 Stock Option Plan (incorporated herein by reference to
         Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996).

(10.2)   UnitedCorp's Stock Option Plan (incorporated herein by reference to
         Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996).

(10.3) Employment Agreement, dated as of May 4, 1999, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q/A for the quarter ended June 30, 1999 filed with the Commission on November 15, 1999).

(10.4) KSB's 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.5) Amendment No. 1 to the KSB's 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company's Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.6) KSB's 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Appendix A to KSB's Definitive Proxy Statement filed with the Commission on April 15, 1998).

(10.7) Summary of the Company's Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.

(10.8)*  KSB's Recognition and Retention Plan and Trust Agreement.

(10.9)*  Deferred Compensation Plan.

(13)* The Company's Annual Report to Shareholders for the year ended December 31, 2000.

(21)*    Subsidiaries of the Company.

(23)* Consent of Berry, Dunn, McNeil and Parker, LLP relating to the Company's financial statements.