Form 10-Q
period 2001-03-31
CAMDEN NATIONAL CORP
filed 2001-05-15
CIK 750686

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended         March 31, 2001

                    Commission File No.             0-28190


                          CAMDEN NATIONAL CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     MAINE                               01-04132282
        -------------------------------              -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

           2 ELM STREET, CAMDEN, ME                            04843
        -------------------------------------------        ----------
           (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (207) 236-8821

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

  Outstanding at May 10, 2001:  Common stock (no par value) 8,145,341 shares.

                          CAMDEN NATIONAL CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
                                                                            ----
PART I.

ITEM 1. FINANCIAL INFORMATION

Independent Accountants' Report                                                3

Consolidated Statements of Income
     Three Months Ended March 31, 2001 and 2000                                4

Consolidated Statements of Comprehensive Income
     Three Months Ended March 31, 2001 and 2000                                5

Consolidated Statements of Condition March 31, 2001 and December 31, 2000      6

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2001 and 2000                                7

Notes to Consolidated Financial Statements
     Three Months Ended March 31, 2001 and 2000                             8-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        10-16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         16-19


PART II.

ITEM 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    20

EXHIBITS                                                                      21


                        INDEPENDENT ACCOUNTANTS' REPORT


The Shareholders and Board of Directors
Camden National Corporation


We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
May 7, 2001

                                    PART I.
                        ITEM I.  FINANCIAL INFORMATION

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                       THREE MONTHS ENDED MARCH 31,
of shares and per share data)                            2001        2000
INTEREST INCOME
Interest and fees on loans                          $   16,142  $   14,381
Interest on U.S. Government and agency
 obligations                                             3,235       3,384
Interest on state and political subdivision
 obligations                                                98          98
Interest on interest rate swap agreements                  642         176
Interest on federal funds sold and other
 investments                                               634         655
                                                    ----------  ----------
     TOTAL INTEREST INCOME                              20,751      18,694

INTEREST EXPENSE
Interest on deposits                                     7,423       5,949
Interest on other borrowings                             2,539       2,694
Interest on interest rate swap agreements                  521         152
                                                    ----------  ----------
     TOTAL INTEREST EXPENSE                             10,483       8,795
                                                    ----------  ----------
     NET INTEREST INCOME                                10,268       9,899
PROVISION FOR LOAN LOSSES                                  714         644
                                                    ----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                        9,554       9,255

OTHER INCOME
Service charges on deposit accounts                        843         708
Other service charges and fees                             877         650
Unrealized gains on derivative instruments                 427           0
Other income                                               686         614
                                                    ----------  ----------
     TOTAL OTHER INCOME                                  2,833       1,972

OPERATING EXPENSES
Salaries and employee benefits                           3,252       3,124
Premises and fixed assets                                1,093       1,025
Unrealized losses on derivative instruments                 84           0
Other                                                    2,566       2,425
                                                    ----------  ----------
     TOTAL OPERATING EXPENSES                            6,995       6,574
                                                    ----------  ----------
     LESS MINORITY INTEREST NET INCOME                      10          21
     INCOME BEFORE INCOME TAXES                          5,382       4,632
                                                    ----------  ----------
INCOME TAXES                                             1,762       1,438
                                                    ----------  ----------
NET INCOME                                          $    3,620  $    3,194
                                                    ==========  ==========

PER SHARE DATA
Basic earnings per share (Net income divided
 by weighted average shares outstanding)            $     0.44  $     0.39
Diluted earnings per share                                0.44        0.39
Cash dividends per share                                  0.16        0.15
Weighted average number of shares outstanding        8,145,341   8,167,358

                     See Independent Accountants' Report.
                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                        THREE MONTHS ENDED MARCH 31,
                                                                       2001                 2000
Net income                                                           $3,620               $3,194
Other comprehensive income, net of tax:
   Cumulative effect to record unrealized appreciation
       on securities held to maturity transferred to securities
       available for sale (net of taxes of $1,021)                    1,982                    0
   Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $902 and
       $(14) for 2001 and 2000, respectively)                         1,752                  (41)
   Cumulative effect of implementation of SFAS No. 133 (net
       of taxes of $158 and $0 for 2001 and 2000, respectively)         308                    0
   Change in effective cash flow hedge component
       unrealized appreciation on derivative instruments
       marked to market (net of taxes of $31 and
       $0 for 2001 and 2000, respectively)                               61                    0
                                                                     ------               ------
Comprehensive income                                                 $7,723               $3,153
                                                                     ======               ======


                     See Independent Accountants' Report.
                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except number                          MARCH 31,     DECEMBER 31,
of shares and per share data)                           2001           2000
                                                    (unaudited)      (audited)
ASSETS
Cash and due from banks                             $   23,551     $   29,337
Federal funds sold                                       2,233              0
Securities available for sale                          221,725        159,315
Securities held to maturity (market value $0 and
 $60,698 at March 31, 2001 and December 31, 2000,
 respectively)                                               0         57,695
Other securities                                        16,232         16,232
Residential mortgages held for sale                      4,279         12,838
Loans, less allowance for loan losses of $11,502
 and $10,801 at March 31, 2001 and December 31,
 2000, respectively                                    706,552        677,701
Bank premises and equipment                             16,094         16,023
Other real estate owned                                    381            380
Interest receivable                                      6,790          6,959
Core deposit intangible                                  6,516          6,660
Other assets                                            26,222         27,743
                                                    ----------     ----------
     Total assets                                   $1,030,575     $1,010,883
                                                    ==========     ==========

LIABILITIES
Deposits:
  Demand                                            $   75,892     $   83,631
  NOW                                                   91,017         87,270
  Money market                                         126,943        121,292
  Savings                                               82,358         81,730
  Certificates of deposit                              327,772        343,506
  Brokered certificates of deposit                      26,931         26,931
                                                    ----------     ----------
     TOTAL DEPOSITS                                    730,913        744,360
Borrowings from Federal Home Loan Bank                 162,497        132,348
Other borrowed funds                                    31,818         36,092
Accrued interest and other liabilities                   7,842          6,984
Minority interest in subsidiary                            166            176
                                                    ----------     ----------
     Total liabilities                                 933,236        919,960
                                                    ----------     ----------
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized
 10,000,000 shares, issued 8,609,898 shares              2,450          2,450
Surplus                                                  5,909          5,909
Retained earnings                                       94,591         92,278
Accumulated other comprehensive income:
   Net unrealized appreciation (depreciation) on
    securities available for sale, net of
    income tax                                           2,922           (812)
   Net unrealized appreciation on derivative
    instruments marked to market, net of income tax        369              0
                                                    ----------     ----------
   Total accumulated other comprehensive income          3,291           (812)
Less cost of 464,557 shares of treasury stock            8,902          8,902
                                                    ----------     ----------
     Total shareholders' equity                         97,339         90,923
                                                    ----------     ----------
     Total liabilities and shareholders' equity     $1,030,575     $1,010,883
                                                    ==========     ==========

                     See Independent Accountants' Report.
                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)                                      THREE MONTHS ENDED MARCH 31,
                                                            2001          2000
OPERATING ACTIVITIES
Net Income                                              $  3,620      $  3,194
Adjustment to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                  714           644
  Depreciation and amortization                              388           396
  Increase in interest receivable                           (606)         (810)
  Decrease in other assets                                   475           686
  Increase in other liabilities                            1,215           960
  Decrease (increase) in residential mortgage
   loans held for sale                                     8,559        (2,479)
  (Decrease) increase in minority position                   (10)           22
                                                        --------      --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES               14,355         2,613

INVESTING ACTIVITIES
Proceeds from sale and maturities of securities
 held to maturity                                              0         2,386
Proceeds from sale and maturities of securities
 available for sale                                        4,140         1,406
Purchase of securities available for sale                 (3,201)       (6,925)
Purchase of Federal Home Loan Bank Stock                       0          (175)
Net increase in loans                                    (29,565)      (21,099)
Net (increase) decrease in other real estate owned            (1)          454
Purchase of premises and equipment                          (403)       (1,104)
Purchase of life insurance policy                              0       (10,000)
Net (sale) purchase of federal funds                      (2,233)          415
                                                        --------      --------
  NET CASH USED BY INVESTING ACTIVITIES                  (31,263)      (34,642)

FINANCING ACTIVITIES
Net (decrease) increase in deposits                      (13,447)          194
Net increase in short-term borrowings                     25,875        41,407
Exercise and repurchase of stock options                       0            (5)
Cash dividends                                            (1,306)       (1,228)
                                                        --------      --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               11,122        40,368

  NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                            (5,786)        8,339
Cash and cash equivalents at beginning of year            29,337        24,230
                                                        --------      --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 23,551      $ 32,569
                                                        ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest                                                 9,754         9,020
Non-Cash transactions:
  Transfer of securities from held to maturity to
   available for sale                                     57,695             0
  Transfer from loans to real estate owned                     0            47
  Transfer from loans held for sale to loan
   portfolio                                                   0         6,629

                     See Independent Accountants' Report.
                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2001, and December 31, 2000, the consolidated statements of income for the three months ended March 31, 2001 and March 31, 2000, the consolidated statements of comprehensive income for the three months ended March 31, 2001 and March 31, 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001, and March 31, 2000. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2000 Annual Report to Shareholders.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                             2001        2000

Net income, as reported                      $    3,620  $    3,194
Weighted average shares                       8,145,341   8,167,358
Effect of dilutive employee stock options        12,585      23,958
Adjusted weighted average shares
      and assumed conversion                  8,157,926   8,191,316
Basic earnings per share                     $     0.44  $     0.39
Diluted earnings per share                         0.44        0.39

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As part of its interest rate risk management, the Company has interest rate swap agreements with a notional amount of $25 million at March 31, 2001. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. Most of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the brokered certificates of deposit) the Company expects that there will be no impact on the statement of income nor on the statement of comprehensive income. The application of SFAS No. 133 results in a grossing up of the statement of condition to reflect the swap and the brokered certificates of deposit at fair value. At March 31, 2001 the fair value (or replacement cost) of these swap agreements was approximately $83,600. Under SFAS No. 133, the Company recognized a swap asset of $83,600 and an increase in other liabilities by the same amount.

In addition to the interest rate swaps used to hedge the costs of certificates of deposit, the Company has a swap agreement with a notional amount of $10 million at March 31, 2001 to hedge floating rate loans. This swap agreement is designated as a cash flow hedge since it converts a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. Because the hedged loans reset based upon the Prime rate and the variable rate paid on the interest rate swap is based upon three month LIBOR, there is not a perfect hedge correlation. For the three months ending March 31, 2001, the Company estimates the correlation was 116%. As a result of the ineffectiveness, the Company recognized a portion (16%) of the fair value increase as current income with the remainder of the gain reflected through the statement of comprehensive income. As of March 31, 2001, the fair value gain equaled $527,298. Of this amount, $84,948 is recognized as income for the current quarter and $291,952, net of applicable taxes, has been reflected through the statement of comprehensive income.

The Company also has interest rate protection agreements (caps) with a notional amount of $90 million at March 31, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid up-front premiums of $239,000 for the right to receive cash flow payments in excess of the predetermined cap rate, thus effectively capping its interest rate cost for the duration of the agreement.
In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of condition at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income, net of applicable taxes, and recognized in future statements of income as an offset to related future borrowing costs. As of March 31, 2001, the Company has a loss of $176,526 that has been recognized in the statement of income.

Finally, the Company also has interest protection agreements (floors) with a notional amount of $10 million at March 31, 2001. These floors are used to limit the Company's exposure to falling rates on Prime rate loans. Under these agreements the Company paid a lump-sum premium of $75,750 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with SFAS No. 133, management designates these floors as cash flow hedges. For a qualifying cash flow hedge, an interest rate floor will be carried in the statement of condition at fair value with the time and option volatility value changes reflected through the current statement of income. Any intrinsic value will be recorded in other comprehensive income, net of applicable taxes, and reflected in future statements of income as an adjustment to the related future loan interest receipts. Because the hedged loans reset based upon the Prime rate and the variable rate paid on the interest rate swap is based upon three month LIBOR, there is not a perfect hedge correlation. For the quarter ending March 31, 2001, the Company estimates the correlation was 110%. As a result of the ineffectiveness, the Company recognized a portion (10%) of the fair value increase as current income with the remainder of the gain reflected through the statement of comprehensive income. As of March 31, 2001, the fair value of the cap was $436,440 of which $116,268 is intrinsic value and $258,309 is time/option value. In accordance with SFAS No. 133 the intrinsic value is reflected in other comprehensive income, net of applicable taxes. Current income reflects a net benefit of $258,309 (current time value of $275,000 and the 10% ineffective portion of the fair value less amortized cost of $61,862).

On January 1, 2001, upon implementation of SFAS No. 133, net gains and losses related to the effective cash flow hedge component of derivative instruments were reported as a cumulative effect adjustment to other comprehensive income.

Upon implementation of SFAS No. 133, the Company transferred all of its investment securities classified as held to maturity to available for sale, the impact of this reclassification was an increase to other comprehensive income of $2.0 million, net of applicable taxes.

NOTE 4 - RECENT DEVELOPMENTS

On May 7, 2001 the Company announced the signing of a definitive agreement to acquire 100% of the outstanding common stock of Acadia Trust, N.A. ("Acadia") and Gouws Capital Management, Inc. ("Gouws Capital"). Headquartered in Portland, Maine, Acadia is a nationally chartered trust company offering traditional trust services to high net worth individuals and institutions. Acadia's assets under management are approximately $400 million. Gouws Capital, headquartered in Portland, Maine, offers investment advisory services to high net worth individuals and institutions, many of whom are also clients of Acadia, has approximately $400 million of assets under management. Gouws Capital was founded in 1984, followed by Acadia in 1991. The transactions, which are subject to the receipt of regulatory approvals and certain other conditions, are expected to close within sixty days.


            ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking
statements under the Private Securities Litigation Reform Act of 1995.   The
Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Certain Factors Affecting Future Operating Results," beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2000. Readers should carefully review the factors described under "Certain Factors Affecting Future Operating Results" and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $3.6 million or $.44 per fully diluted share, for the first quarter of 2001. This compares to $3.2 million or $.39 per fully diluted share for the first quarter of 2000. Return on average equity for the quarter was 15.38%, compared to 16.26% for the same period in 2000. Return on average assets for the quarter was 1.41% for the quarter, compared to 1.35% for the same period in 2000. On January 1, 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. These statements set the accounting and reporting standards for derivative financial instruments and hedging activities. They require and entity to recognize all derivative financial instruments as either assets or liabilities in the Statement of Condition and measure those instruments at fair value. SFAS No. 133 supersedes SFAS No. 80, which the Company used to account for gains and losses from its derivative activities prior to January 1, 2001. Without this accounting change net income would have been $3,512,000 or $.43 per fully diluted share.

NET INTEREST INCOME

The Company's net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2001 was $10.4 million, a 3.8% or $0.4 million increase over the net interest income for the first three months of 2000 of $10.0 million. Interest income on loans increased by $1.9 million, or 12.9% during the three-month period of 2001 compared to the same period of 2000. This increase was due to the increases in both loan volume and yields. The Company experienced a slight decrease in interest income on investments during the first three months of 2001 compared to the same period in 2000 due to a decrease in yields. The Company's net interest expense on deposits and borrowings increased during the first three months of 2001 compared to the same period in 2000. This increase funding costs was the result of increased volumes as well as increased rates. Net interest income, expressed as a percentage of average interest-earnings assets for the three months ended March 31, 2000 and 2001, was 4.38% and 4.56%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2001 and 2000, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $121,000 during the first three months of 2001 compared to an increase of $24,000 in the first three months of 2000. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. However, the average amount of non-accrual loans for the periods reflected were minimal and, therefore, had an insignificant effect on average loan yield.

                   ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                                           MARCH 31, 2001           MARCH 31, 2000
                                                       -----------------------  -----------------------
 Dollars in thousands                                  AMOUNT OF   AVERAGE      AMOUNT OF   AVERAGE
                                                       INTEREST    YIELD/COST   INTEREST    YIELD/COST
                                                       ---------   ----------   ---------   ----------
Interest-earning assets:
Securities - taxable                                    $  3,865         6.85%   $  4,018         7.15%
Securities - nontaxable                                      148         6.45%        148         6.92%
Federal funds sold                                             4         4.97%         22         4.94%
Loans                                                     16,329*        9.17%     14,462*        9.01%
                                                        --------         ----    --------         ----
TOTAL EARNING ASSETS                                      20,346         8.58%     18,650         8.51%

INTEREST-BEARING LIABILITIES:
NOW accounts                                                 207         0.94%        278         1.27%
Savings accounts                                             503         2.44%        623         2.60%
Money market accounts                                      1,283         4.13%        845         4.05%
Certificates of deposit                                    4,923         5.88%      4,117         5.28%
Short-term borrowings                                      2,539         5.38%      2,694         5.47%
Broker certificates of deposit                               507         7.53%         86         5.72%
                                                        --------         ----    --------         ----
TOTAL INTEREST-BEARING LIABILITIES                         9,962         4.71%      8,643         4.43%

NET INTEREST INCOME (FULLY-TAXABLE EQUIVALENT)            10,384                   10,007

LESS:  FULLY-TAXABLE EQUIVALENT ADJUSTMENT                  (116)                    (108)
                                                        --------                 --------
                                                        $ 10,268                 $  9,899
                                                        ========                 ========

NET INTEREST RATE SPREAD (FULLY-TAXABLE EQUIVALENT)                      3.87%                    4.08%

NET INTEREST MARGIN (FULLY-TAXABLE EQUIVALENT)                           4.38%                    4.56%

*Includes net swap income figures - 2001:  $121,000 and 2000:  $24,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

                             AVERAGE BALANCE SHEETS


Dollars in thousands                          THREE MONTHS ENDED MARCH 31,
                                                    2001              2000

INTEREST-EARNING ASSETS:
 Securities - taxable                         $  225,784          $224,801
 Securities - nontaxable                           9,175             8,588
 Federal funds sold                                  322             1,780
 Loans                                           712,626           642,677
                                              ----------          --------
TOTAL INTEREST-EARNING ASSETS                    947,907           877,846

Cash and due from banks                           25,456            25,470
Other assets                                      63,041            57,616
Less allowance for loan losses                    11,138             9,898
                                              ----------          --------
TOTAL ASSETS                                  $1,025,266          $951,034
                                              ==========          ========


INTEREST-BEARING LIABILITIES:
 NOW accounts                                 $   88,492          $ 87,314
 Savings accounts                                 82,480            95,859
 Money market accounts                           124,171            83,436
 Certificates of deposits                        334,926           311,489
 Short-term borrowings                           188,760           198,654
 Broker certificates of deposit                   26,931             6,014
                                              ----------          --------
TOTAL INTEREST-BEARING LIABILITIES               845,760           782,766

Demand deposits                                   76,647            80,939
Other liabilities                                  8,728             8,746
Shareholders' equity                              94,131            78,583
                                              ----------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,025,266          $951,034
                                              ==========          ========

                     ANALYSIS OF VOLUME AND RATE CHANGES ON
                        NET INTEREST INCOME AND EXPENSES

                                           March 31, 2001 Over March 31, 2000
                                           ----------------------------------

                                                  Change   Change
                                                  Due to   Due to    Total
Dollar in thousands                               Volume    Rate    Change
                                                  -------  -------  -------
INTEREST-EARNING ASSETS:
  Securities - taxable                            $   18    $(171)  $ (153)
  Securities - nontaxable                             10      (10)       0
  Federal funds sold                                 (18)       0      (18)
  Loans                                            1,576      291    1,867
                                                  ------    -----   ------
TOTAL INTEREST INCOME                              1,586      110    1,696

INTEREST-BEARING LIABILITIES:
  NOW accounts                                         4      (75)     (71)
  Savings accounts                                   (87)     (33)    (120)
  Money market accounts                              413       25      438
  Certificates of deposit                            309      497      806
  Short-term borrowings                             (135)     (20)    (155)
  Broker certificates of deposit                     299      122      421
                                                  ------    -----   ------
TOTAL INTEREST EXPENSE                               803      516    1,319

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)    $  783    $(406)  $  377
                                                  ======    =====   ======

NONINTEREST INCOME

Total non-interest income increased by $861,000 or 43.7% in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Service charges on deposit accounts increased $135,000 or 19.1% for the first quarter of 2001 compared to 2000. This increase was primarily attributable to a restructuring of deposit accounts and a change in the service charge fee structure. Other service charges and fees increased by $227,000 or 34.9% in the first quarter of 2001 compared to 2000. The largest factors contributing to this increase were merchant assessment fees, which increased $88,000 or 38.5%, and mortgage servicing (net servicing rights and fees) which increased $69,000 or 160.1%. Other income, including unrealized gains on derivative instruments, increased by $499,000, or 81.3%, in the first quarter of 2001 compared to the same period in 2000. The major reason for this increase in other income was the unrealized gain on derivative instruments of $427,000 recorded due to the adoption of SFAS No. 133.

NONINTEREST EXPENSE

Total non-interest expense increased by $421,000 or 6.4% in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.
Salaries and employee benefits cost increased by $118,000 or 3.8% in the first quarter of 2001 compared to 2000. This increase was the result of normal annual increases and higher benefit costs. Other operating expenses, including unrealized losses on derivative instruments, increased by $303,000 or 8.8%, in the first quarter of 2001 compared to the first quarter of 2000. The largest increase in other operating expenses related to derivative financial instruments, caps and floors, which increased $294,000 due in part to the adoption of SFAS No. 133. There were no expenses related to derivative financial instruments during the first quarter of 2000. In addition, merchant expenses also increased by $83,000 or 34.6%, in the first quarter of 2001 compared to the same period in 2000. The Company also experienced minimal increases in various other general operating expenses. Offsetting some of the increases in other operating expenses was the reduction of acquisition and merger related expenses that were incurred during the first quarter of 2000.

FINANCIAL CONDITION

During the first three months of 2001, average assets increased by $74.2 million, or 7.8%% to $1.0 billion. This increase was primarily the result of an increase in the loan portfolio (including residential mortgages held for sale) of $69.9 million or 10.9% to $712.6 million of average loans outstanding during the first quarter of 2001 compared to $642.7 million of average loans outstanding during the first quarter of 2000. There were increases in all loan categories. The largest increase was in the average commercial loans which increased by $59.0 million or 18.6% during the first quarter of 2001 compared to 2000. Average consumer loans increased by $4.7 million or 5.5%, average municipal loans increased $.4 million or 3.7%, and average residential real estate loans increased by $5.8 million or 2.6% during the first quarter of 2001 compared to the first quarter of 2000.

The liquidity needs of the Company's bank subsidiaries require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company's liquidity is necessary. The Company seeks to maintain various sources of funding and prudent levels of liquid assets in order to satisfy its varied liquidity demand. In order to respond to the various circumstances, the Company has both on- and off-balance sheet funding resources in place. Deposits continue to represent the Company's primary source of funds. Average deposits of $733.6 million during the first quarter of 2001 increased $68.5 million from $665.1 million the first quarter of 2000. Excluding brokered deposits, average total deposits increased $47.7 million compared to the first quarter of 2000. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the Federal Home Loan Bank of Boston ("FHLBB"), the Company's bank subsidiaries purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings for the first quarter of 2001 were $188.8 million, a decrease of $9.9 million or 5.0% from $198.7 million the first
quarter of 2000.   The majority of the borrowings were from the FHLBB, whose
advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The Company views borrowed funds as an alternative funding source that should be utilized when appropriate.

In determining the adequacy of the allowance for loan losses ("ALL"), management relies primarily on its review of the loan portfolio both to ascertain whether there are specific loan losses to be reserved, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, each quarter management conducts a formal analysis of the ALL, which considers the current loan mix and loan volumes, historical net loan loss experience for each loan category, and current economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALL as conditions dictate.

During the first three months of 2001, the Company provided $714,000 to the allowance for loan losses compared to $644,000 in the first quarter 2000. Total non-performing assets were .85% of total loans outstanding at March 31, 2001, compared to 1.03% of loans outstanding March 31, 2000. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at March 31, 2001 of $11.5 million, or 1.59%, of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALL was 1.53% at March 31, 2000.

Under Federal Reserve Board ("FRB") guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at March 31, 2001, of 11.9% and 13.1%, respectively, exceed regulatory guidelines. The Company's Tier 1 and total risk based capital ratios at December 31, 2000 were 11.8% and 13.1%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank subsidiary's Board of Directors from legally available funds. Camden National Corporation declared dividends in the aggregate amount of $1.3 million and $2.6 million in the first three months of 2001 and 2000, respectively. During the first three months of 2001, the dividends declared by Camden National Bank included $0.8 million for dividend payments to shareholders of Camden National Corporation. During the first three months of 2000, the dividends declared by Camden National Bank included $1.2 million for dividend payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital ratios of the two subsidiary banks for the year 2000. UnitedKingfield Bank declared $0.5 million for dividend payments to shareholders of Camden National Corporation during the first three months of 2001. During the first three months of 2000, UnitedKingfield declared no dividends.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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


                ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE
                               ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the bank subsidiaries' Boards of Directors that are reviewed and approved annually. Each bank subsidiary's Board of Directors delegates responsibility for carrying out the asset/liability management policies to that bank subsidiary's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the first quarter of 2001.
                              Estimated
          Rate Change       Changes in NII

          +200bp                (4.31%)
          -200bp                 2.14%

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

The most significant factors affecting the changes in market risk exposures during the first quarter of 2001 were the 1) decrease in interest rates market-wide, 2) changes in the yield curve for U.S. government securities, 3) increase in the principal amount of fixed-rate loans extended by the subsidiary banks, and 4) increases in fixed term borrowings. With the extension of fixed-rate borrowings the Company was less liability sensitive during the first quarter of 2001 compared to the fourth quarter of 2000. The changes made to the Company's loan portfolio and derivative financial instruments since December 31, 2000 have reduced the Company's exposure to a rising rate environment. Although the Company is still positively positioned in a downward rate environment, these changes have resulted in an increased level of net interest risk in the event rates continue to decline. The Company considers net interest rate risk in both rising and declining rate scenarios in establishing its ALCO policy limits.

When appropriate, the Company may utilize derivative financial instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. All derivative financial instrument positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company's overall interest rate risk position. As of March 31, 2001, the Company had a notional principal of $35 million in interest rate swap agreements, $10 million in floor contracts and $90 million in cap contracts. Of the $35 million of interest rate swap agreements, the Company has $10 million of the interest rate swaps that mature in 2004 and $25 million of callable interest rate swaps that mature in 2010. The floor contract has a strike rate of 6.0% and matures in 2005. The two cap contracts ($20 million and $70 million) have strike rates of 7.5% and 7.0%, respectively, and both mature in 2002. These instruments are more fully described in Note 3 - Derivative Financial Instruments on page 8.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the fair value recognition of all derivatives, unless specifically exempted, in the statement of financial position (as assets or liabilities). In accordance with SFAS No. 133, changes in the fair value of derivative instruments are accounted for as current income or other comprehensive income, depending on their designation and hedge effectiveness.

SFAS No. 133 generally provides for the matching of the timing of gain or loss recognition on the hedging instruments with the recognition of either the changes in the fair value of the hedged asset or liability, or the earnings effect of the hedged forecasted transaction. The Company adopted SFAS No. 133 effective January 1, 2001.

SFAS No. 133 supersedes SFAS No. 80 for hedge accounting. Under SFAS No. 80, the cost of caps utilized to reduce interest rate risk was amortized on a straight-line method over the term of coverage as a prepaid expense. Under SFAS No. 80, the amortization for the quarter ended March 31, 2001 would have been $29,875.

Since the Company believes that the true business purpose of the hedge is more accurately reflected under SFAS No. 80, reconciliation with SFAS No. 133 and a further explanation of hedging activities is discussed below.

The business purpose of the interest rate caps entered into by the Company was to reduce the exposure of interest expense to rising interest rates by "capping" certain liability costs for a contracted period of time, thus "insuring" a maximum cost level. The risks entered into in this transaction are: 1) the risk of default from the counterparty from whom the Company purchased the cap;
2) poor correlation between the rate being capped and the liability cost of the Company; and, 3) the fee being paid for the protection (i.e. if rates don't rise the protection will never have any value). Over the term of the cap, the Company will always write-off the total premium paid for protection.

As discussed above, SFAS No. 80 allowed for a straight-line amortization of the premium paid for the cap as a prepaid expense. SFAS 133 has the effect of accelerating the write-off of the "insurance contract" cost even though the protection provided by the caps will not expire for another fifteen to eighteen months.

         IMPACT ON CURRENT EARNINGS STATEMENT - QUARTER ENDING 3/31/01

Accounting under SFAS No. 133          ($206,400)

Accounting under SFAS No. 80            $ 29,875
                                        --------

                  DIFFERENCE:          ($176,525)

Under SFAS No. 80 the cost of these floors was amortized on a straight-line method over the term of coverage as a prepaid expense. Under SFAS No. 80, the amortization for the quarter ended March 31, 2001 would have been $3,788.

Since the Company believes that the true business purpose of the hedge is more accurately reflected under SFAS No. 80, reconciliation with SFAS No. 133 and a further explanation of hedging activities is discussed below.

The business purpose of the interest rate floors entered into by the Company was to protect net interest income from falling interest rates by "flooring" certain asset yields for a contracted period of time, thus "insuring" a minimum earnings level. The risks entered into in this transaction are: 1) the risk of default from the counterparty from whom the Company purchased the floor; 2) poor correlation between the rate being floored and the hedged asset of the Company; and, 3) the fee being paid for the protection (i.e. if rates don't fall the protection will never have any value). Over the term of the floor, the Company will always write-off the total premium paid for protection.

As discussed above, SFAS No. 80 allowed for a straight-line amortization of the premium paid for the floor as a prepaid expense. The accrued benefit of the floor for the current quarter would have been $5,712. The net benefit of $1,924 would have been recognized as an adjustment to income. SFAS No. 133 requires the floor to be carried at fair value with the time/option value changes reflected in current income. Under SFAS No. 133 the write-up of the value of the floor for the quarter ending March 31, 2001 was $374,578 ($76,737, net of applicable taxes) recorded in other comprehensive income and $258,309 reflected in current earnings). The fair value at the end of the period was $436,440. SFAS No. 133 has the effect of accelerating the write-up of the floor value even though the protection provided by the floors will not actually be realized until a future date.

     IMPACT ON CURRENT EARNINGS STATEMENT - QUARTER ENDING 3/31/01

Accounting under SFAS No. 133         260,233

Accounting under SFAS No. 80           (1,924)
                                   ----------

                   DIFFERENCE:        258,309


RECENT ACCOUNTING PRONOUNCEMENTS

The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity to recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Upon implementation of SFAS No. 133, the Company transferred all of its investment securities classified as held to maturity to available for sale, the impact of this reclassification was an increase to other comprehensive income of $2.0 million, net of applicable taxes.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for transfers occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact on the Company's consolidated financial condition and results of operation.


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

     (23.1)   Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN NATIONAL CORPORATION
(Registrant)


/s/ Robert W. Daigle                                           5-14-01
---------------------------------------------               --------------------
Robert W. Daigle                                            Date
President and Chief Executive Officer


/s/ Gregory A. Dufour                                          5-14-01
---------------------------------------------               --------------------
Gregory A. Dufour                                           Date
Senior Vice President - Finance