Form 10-Q
period 2001-06-30
CAMDEN NATIONAL CORP
filed 2001-08-10
CIK 750686

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended         June 30, 2001

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

  Outstanding at July 31, 2001:  Common stock (no par value) 8,145,341 shares.

                          CAMDEN NATIONAL CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


PART I.  FINANCIAL INFORMATION                                              PAGE
ITEM 1. FINANCIAL  STATEMENTS

Independent Accountants' Report                                                3

Consolidated Statements of Income
     Six Months Ended June 30, 2001 and 2000                                   4

Consolidated Statements of Income
     Three Months Ended June 30, 2001 and 2000                                 5

Consolidated Statements of Comprehensive Income
     Six Months Ended June 30, 2001 and 2000                                   6

Consolidated Statements of Comprehensive Income
     Three Months Ended June 30, 2001 and 2000                                 6

Consolidated Statements of Condition June 30, 2001 and December 31, 2000       7

Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2001 and 2000                                   8

Notes to Consolidated Financial Statements
     Six Months Ended June 30, 2001 and 2000                                9-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        11-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         18-20

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    20

ITEM 2.  CHANGES IN SECURITIES                                                20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      20

ITEM 4.  SUBMISSION MATTERS TO VOTE OF SECURITY HOLDERS                       20

ITEM 5.  OTHER INFORMATION                                                    21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      21

SIGNATURES                                                                    22

                        INDEPENDENT ACCOUNTANTS' REPORT



The Shareholders and Board of Directors
Camden National Corporation


We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2001, and for the six-month and three-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Berry, Dunn, McNeil & Parker

Portland, Maine
July 31, 2001

                                    PART I.
                         ITEM 1.  FINANCIAL STATEMENTS

                 CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                               SIX MONTHS ENDED JUNE 30,
of shares and per share data)                                                  2001         2000

INTEREST INCOME
Interest and fees on loans                                                 $   32,290   $   29,568
Interest on securities                                                          7,268        7,679
Interest on interest rate swap agreements                                       1,138          333
Other interest income                                                             607          661
                                                                           ----------   ----------
     Total interest income                                                     41,303       38,241

INTEREST EXPENSE
Interest on deposits                                                           14,003       12,120
Interest on other borrowings                                                    5,076        6,151
Interest on interest rate swap agreements                                         827          319
                                                                           ----------   ----------
     TOTAL INTEREST EXPENSE                                                    19,906       18,590
                                                                           ----------   ----------
     NET INTEREST INCOME                                                       21,397       19,651
PROVISION FOR LOAN LOSSES                                                       1,428        1,288
                                                                           ----------   ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       19,969       18,363

OTHER INCOME
Service charges on deposit accounts                                             1,768        1,466
Income from fiduciary activities                                                  502          462
Merchant program                                                                  767          622
Net gains on derivative instruments                                               932            0
Life insurance earnings                                                           378          377
Other income                                                                    1,309        1,211
                                                                           ----------   ----------
     TOTAL OTHER INCOME                                                         5,656        4,138

OPERATING EXPENSES
Salaries and employee benefits                                                  6,712        6,240
Premises and fixed assets                                                       2,128        1,913
Merchant program                                                                  835          693
Amortization of core deposit intangible                                           493          493
Other                                                                           4,089        3,726
                                                                           ----------   ----------
     TOTAL OPERATING EXPENSES                                                  14,257       13,065
                                                                           ----------   ----------
     LESS MINORITY INTEREST NET (LOSS) INCOME                                      (6)          23
     INCOME BEFORE INCOME TAXES                                                11,374        9,413
                                                                           ----------   ----------
INCOME TAXES                                                                    3,751        2,896
                                                                           ----------   ----------
Net Income                                                                 $    7,623   $    6,517
                                                                           ==========   ==========

PER SHARE DATA
Basic earnings per share                                                        $0.94        $0.80
Diluted earnings per share                                                       0.93         0.80
Cash dividends per share                                                         0.32         0.31
Weighted average number of shares outstanding                               8,145,341    8,167,358

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                                THREE MONTHS ENDED JUNE 30,
of shares and per share data)                                                    2001         2000

INTEREST INCOME
Interest and fees on loans                                                   $   16,460   $   15,187
Interest on securities                                                            3,292        3,866
Interest on interest rate swap agreements                                           496          157
Other interest income                                                               304          337
                                                                             ----------   ----------
     Total interest income                                                       20,552       19,547

INTEREST EXPENSE
Interest on deposits                                                              6,580        6,171
Interest on other borrowings                                                      2,537        3,457
Interest on interest rate swap agreements                                           306          167
                                                                             ----------   ----------
     TOTAL INTEREST EXPENSE                                                       9,423        9,795
                                                                             ----------   ----------
     NET INTEREST INCOME                                                         11,129        9,752
PROVISION FOR LOAN LOSSES                                                           714          644
                                                                             ----------   ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         10,415        9,108

OTHER INCOME
Service charges on deposit accounts                                                 925          758
Income from fiduciary activities                                                    246          227
Merchant program                                                                    452          398
Net gains on derivative instruments                                                 589            0
Life insurance earnings                                                             189          188
Other income                                                                        506          595
                                                                             ----------   ----------
     TOTAL OTHER INCOME                                                           2,907        2,166

OPERATING EXPENSES
Salaries and employee benefits                                                    3,460        3,116
Premises and fixed assets                                                         1,078          888
Merchant program                                                                    528          470
Amortization of core deposit intangible                                             247          247
Other                                                                             2,033        1,770
                                                                             ----------   ----------
     TOTAL OPERATING EXPENSES                                                     7,346        6,491
                                                                             ----------   ----------
     LESS MINORITY INTEREST NET (LOSS) INCOME                                       (16)           2
     INCOME BEFORE INCOME TAXES                                                   5,992        4,781
                                                                             ----------   ----------
INCOME TAXES                                                                      1,989        1,458
                                                                             ----------   ----------
Net Income                                                                   $    4,003   $    3,323
                                                                             ==========   ==========

PER SHARE DATA
Basic earnings per share                                                          $0.50        $0.41
Diluted earnings per share                                                         0.49         0.41
Cash dividends per share                                                           0.16         0.16
Weighted average number of shares outstanding                                 8,145,341    8,167,358


See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                        SIX MONTHS ENDED JUNE 30,
                                                                         2001          2000

Net income                                                              $ 7,623        $6,517
Other comprehensive income, net of tax:
   Cumulative effect to record unrealized appreciation
       on securities held to maturity transferred to securities
       available for sale (net of taxes of $1,021)                        1,982             0
   Change in unrealized appreciation on securities
       available for sale (net of taxes of $800 and
       $332 for 2001 and 2000, respectively)                              1,552           645
   Cumulative effect of implementation of SFAS No. 133 (net
       of taxes of $158 for 2001)                                           308             0
   Change in effective cash flow hedge component of
       unrealized depreciation on derivative instruments
       marked to market (net of taxes of $(158) for 2001)                  (308)            0
                                                                        -------        ------
Comprehensive income                                                    $11,157        $7,162
                                                                        =======        ======

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.




                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                            THREE MONTHS ENDED JUNE 30,
                                                                               2001           2000

Net income                                                                    $4,003         $3,323
Other comprehensive income, net of tax:
    Change in unrealized appreciation (depreciation)
       on securities available for sale (net of taxes of $(103) and
       $353 for 2001 and 2000, respectively)                                    (200)           686
    Change in effective cash flow hedge component of
       unrealized depreciation on derivative instruments
       marked to market (net of taxes of $(189) for 2001)                       (369)             0
                                                                              ------         ------
Comprehensive income                                                          $3,434         $4,009
                                                                              ======         ======


See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except number                                     JUNE 30,       DECEMBER 31,
of shares and per share data)                                      2001            2000
                                                                (unaudited)      (audited)
ASSETS
Cash and due from banks                                         $   25,540     $   29,337
Securities available for sale, at market                           214,549        159,315
Securities held to maturity                                              0         57,695
Other securities                                                    16,232         16,232
Residential mortgages held for sale                                  2,513         12,838
Loans, less allowance for loan losses of $12,230 and $10,609
    at June 30, 2001 and 2000, respectively                        734,572        677,701
Premises and equipment                                              16,858         16,023
Other real estate owned                                                309            380
Interest receivable                                                  7,055          6,959
Core deposit intangible                                              6,167          6,660
Other assets                                                        26,414         27,743
                                                                ----------     ----------
     Total assets                                               $1,050,209     $1,010,883
                                                                ==========     ==========

LIABILITIES
Deposits:
  Demand                                                        $   80,434     $   83,631
  NOW                                                               93,903         87,270
  Money market                                                     121,102        121,292
  Savings                                                           81,161         81,730
  Certificates of deposit                                          346,837        370,437
                                                                ----------     ----------
     Total deposits                                                723,437        744,360

Borrowings from Federal Home Loan Bank                             180,360        132,348
Other borrowed funds                                                38,921         36,092
Accrued interest and other liabilities                               7,919          6,984
Minority interest in subsidiary                                        164            176
                                                                ----------     ----------
     Total liabilities                                             950,801        919,960
                                                                ----------     ----------
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized
  10,000,000 shares, issued 8,609,898 shares                         2,450          2,450
Surplus                                                              5,832          5,909
Retained earnings                                                   97,284         92,278
Accumulated other comprehensive income:
 Net unrealized appreciation (depreciation) on
  securities available for sale, net of income tax                   2,722           (812)
                                                                ----------     ----------
                                                                   108,288         99,825
 Less cost of 464,557, and 442,540 shares of treasury stock
  on June 30, 2001 and 2000, respectively                            8,880          8,902
                                                                ----------     ----------
     Total shareholders' equity                                     99,408         90,923
                                                                ----------     ----------
     Total liabilities and shareholders' equity                 $1,050,209     $1,010,883
                                                                ==========     ==========


See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)                                                             SIX MONTHS ENDED JUNE 30,
                                                                               2001          2000
OPERATING ACTIVITIES
Net Income                                                                  $  7,623      $  6,517
Adjustment to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                                 1,428         1,288
     Depreciation and amortization                                               809           660
     Increase in interest receivable                                            (772)       (4,261)
     Decrease in other assets                                                    292           624
     Increase in other liabilities                                             1,193         1,906
     Decrease (increase) in residential mortgage loans held for sale          10,325           (15)
     (Decrease) increase in minority position                                    (12)           24
                                                                            --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                20,886         6,743

INVESTING ACTIVITIES
Proceeds from sale and maturities of securities held to maturity                   0         5,209
Proceeds from sale and maturities of securities available for sale            11,038         3,310
Purchase of securities available for sale                                     (3,201)      (11,956)
Purchase of Federal Home Loan Bank Stock                                           0          (175)
Net increase in loans                                                        (58,299)      (54,370)
Net decrease in other real estate owned                                           71           625
Purchase of premises and equipment                                            (1,543)       (2,629)
Purchase of life insurance policy                                                  0       (10,000)
Net sale of federal funds                                                          0        (1,170)
                                                                            --------      --------
     Net cash used by investing activities                                   (51,934)      (71,156)

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                          (20,923)        9,064
Net increase in short-term borrowings                                         50,841        60,700
Exercise and repurchase of stock options                                         (54)           (5)
Cash dividends                                                                (2,613)       (2,537)
                                                                            --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                27,251        67,222

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (3,797)        2,809
Cash and cash equivalents at beginning of year                                29,337        24,230
                                                                            --------      --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 25,540      $ 27,039
                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-Cash transactions:
     Transfer of securities from held to maturity to available for sale       57,695             0
     Transfer from loans to real estate owned                                     54            73
     Transfer from loans held for sale to loan portfolio                           0         8,230


See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2001, and December 31, 2000, the consolidated statements of income for the six and three months ended June 30, 2001 and June 30, 2000, the consolidated statements of comprehensive income for the six and three months ended June 30, 2001 and June 30, 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and June 30, 2000. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six-month period ended June 30, 2001 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2000 Annual Report to Shareholders.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number          SIX MONTHS ENDED JUNE 30,
of shares and per share data)                     2001         2000

Net income, as reported                        $    7,623   $    6,517

Weighted average shares                         8,145,341    8,167,358
Effect of dilutive employee stock options          19,333       12,573
                                               ----------   ----------
Adjusted weighted average shares
 and assumed conversion                         8,164,674    8,179,931
                                               ==========   ==========

Basic earnings per share                       $     0.94   $     0.80
Diluted earnings per share                           0.93         0.80


                                              THREE MONTHS ENDED JUNE 30,
                                                     2001         2000

Net income, as reported                        $    4,003   $    3,323

Weighted average shares                         8,145,341    8,167,358
Effect of dilutive employee stock options          19,333       12,573
                                               ----------   ----------
Adjusted weighted average shares
 and assumed conversion                         8,164,674    8,179,931
                                               ==========   ==========

Basic earnings per share                       $     0.50   $     0.41
Diluted earnings per share                           0.49         0.41

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As part of its interest rate risk management, the Company has interest rate swap agreements with a notional amount of $25 million at June 30, 2001. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. Most of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to a variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the brokered certificates of deposit) there was no impact on the statement of income nor on the statement of comprehensive income. The application of SFAS No. 133 results in a grossing up of the statement of condition to reflect the swap and the brokered certificates of deposit at fair value. At June 30, 2001 the fair value (or replacement cost) of these swap agreements was approximately $18.2 thousand. This was a reduction of $65.4 thousand compared to fair value reported at March 31, 2001.

The Company also has interest rate protection agreements (caps) with a notional amount of $90 million at June 30, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid up-front premiums of $239.0 thousand for the right to receive cash flow payments if rates exceed the predetermined cap rate, thus capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of condition at fair value with the time and option volatility value changes, for the ineffective portion will be reflected in the statement of income. Any intrinsic value, for the effective portion, will be recorded in other comprehensive income, net of applicable taxes, and recognized in future statements of income as an offset to related future borrowing costs. As of June 30, 2001, the Company recognized a loss of $149.5 thousand that in the statement of income, for the ineffective portion.

On January 1, 2001, upon implementation of SFAS No. 133, net gains and losses related to the effective cash flow hedge component of derivative instruments were reported as a cumulative effect adjustment to other comprehensive income.

Upon implementation of SFAS No. 133, the Company transferred all of its investment securities classified as held to maturity to available for sale. The impact of this reclassification was an increase to other comprehensive income of $2.0 million, net of applicable taxes.

On April 11, 2001 the Company sold an interest rate floor agreement and an interest rate swap both with notional amounts of $10 million. The purpose of the interest rate floor entered into by the Company on May 12, 2000 was to protect net interest income from falling interest rates by "flooring" certain asset yields for a contracted period of time, thus "insuring" a minimum earnings level. The purpose of the interest rate swap agreement entered into by the Company on December 23, 1999 was to exchange a variable rate asset for a fixed rate asset, thus projecting certain asset yields from falling interest rates. With a substantial decline in the interest rate environment, it was determined that it would be economically advantageous to sell now rather then wait for the potential cash flows over the life of the instruments. In addition, subsequent to the Company having purchased these instruments, other strategies have been implemented to protect the balance sheet in a declining rate environment. The impact of this sale was an increase to net income of $614.8 thousand, net of applicable taxes.

NOTE 4 - RECENT DEVELOPMENTS

ACQUISITIONS
--------------

On May 7, 2001 the Company announced the signing of a definitive agreement to acquire 100% of the outstanding common stock of Acadia Trust, N.A. ("Acadia") and Gouws Capital Management, Inc. ("Gouws Capital"). Headquartered in Portland, Maine, Acadia is a nationally chartered trust company offering traditional trust services to high net worth individuals and institutions. Acadia's assets under management are approximately $400 million. Gouws Capital, headquartered in Portland, Maine, offers investment advisory services to high net worth individuals and institutions, many of whom are also clients of Acadia, has approximately $400 million of assets under management. Gouws Capital was
founded in 1984, followed by Acadia in 1991.   On July 19, 2001, the Company
completed its acquisition of Acadia and Gouws Capital.


STOCK REPURCHASE
----------------

The Board of Directors of the Company voted on June 25, 2001 to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding
common stock.   The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes.


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


RESULTS OF OPERATIONS

The Company reported consolidated net income of $7.6 million or $0.93 per
diluted share, for the first six months of 2001.   This is an increase of $1.1
million or 17.0% compared to net income of $6.5 million or $0.80 per diluted share for the comparable period of 2000. When adjusted for gains on the sales of derivative contracts and costs associated with acquisitions, net operating income for the six months ending June 30, 2001 was $7.2 million or $0.88 per diluted share. Compared to the first six months of 2000, operating income per diluted share increased 10.0%. Return on average equity ("ROE") and return on average assets ("ROA") for the first half of the year was 16.16% and 1.50%, respectively. ROE and ROA were 16.44% and 1.36%, respectively, for the same period in 2000.

For the second quarter of 2001, the Company reported consolidated net income of $4.0 million or $0.49 per diluted share, an increase of 19.5% over earnings per diluted share of $0.41 reported for the second quarter of 2000. When adjusted for gains on the sales of derivative contracts and costs associated with acquisitions, net operating income for the second quarter ending June 30, 2001 was $3.7 million or $0.45 per diluted share. This is an increase in operating earnings per diluted share of 9.8% when compared the second quarter of 2000.


NET INTEREST INCOME

The Company's net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2001 was $21.6 million, an 8.8% or $1.7 million increase over the net interest income for the first six months of 2000 of $19.9 million. Interest income on loans increased by $3.0 million, or 10.2% during the six-month period of 2001 compared to the same period of 2000. This increase was due to the increases in loan volumes. The Company experienced a slight decrease in interest income on investments during the first six months of 2001 compared to the same period in 2000 due to a decrease in yields. The Company's interest expense on deposits and borrowings increased during the first six months of 2001 compared to the same period in 2000. This increase in interest expense was the result of increased volumes offset somewhat due to decreased pricing. Net interest income, expressed as a percentage of average interest-earnings assets for the first half of 2001 and 2000, was 4.55% and 4.49%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2001 and 2000, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $311.0 thousand during the first six months of 2001 compared to an increase of $14.0 thousand in the first six months of 2000. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. However, the average amount of non-accrual loans for the periods reflected were minimal and, therefore, had an insignificant effect on average loan yield.

                   ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                                          SIX MONTHS ENDED        SIX MONTHS ENDED
                                                            June 30, 2001           JUNE 30, 2000
                                                       -----------------------  ----------------------

Dollars in thousands                                   AMOUNT OF   AVERAGE      AMOUNT OF   AVERAGE
                                                       INTEREST    YIELD/COST   INTEREST    YIELD/COST
                                                       ---------   ----------   ---------   ----------
Interest-earning assets:
Securities - taxable                                    $  7,676         6.87%   $  8,125      7.22%
Securities - nontaxable                                      298         6.69%        299      7.00%
Federal funds sold                                             3         4.69%         31      6.15%
Loans                                                     32,745*        9.12%     29,710*     9.11%
                                                        --------         ----    --------      ----
TOTAL EARNING ASSETS                                      40,722         8.56%     38,165      8.61%

SOURCES OF FUNDS:
Demand deposits                                                0         0.00%          0      0.00%
NOW accounts                                                 409         0.92%        474      1.11%
Savings accounts                                             946         2.33%      1,128      2.57%
Money market accounts                                      2,523         4.11%      1,855      4.25%
Certificates of deposit                                    9,114         5.57%      8,183      5.21%
Short-term borrowings                                      5,076         5.21%      6,489      6.06%
Broker certificates of deposit                             1,012         7.68%        142      5.78%
                                                        --------         ----    --------      ----
TOTAL SOURCES OF FUNDS                                    19,080         4.16%     18,271      4.19%

NET INTEREST INCOME (FULLY-TAXABLE EQUIVALENT)            21,642                   19,894

LESS:  FULLY-TAXABLE EQUIVALENT ADJUSTMENT                  (245)                    (243)
                                                        --------                 --------
                                                        $ 21,397                 $ 19,651
                                                        ========                 ========

NET INTEREST RATE SPREAD (FULLY-TAXABLE EQUIVALENT)                      4.40%                 4.42%

NET INTEREST MARGIN (FULLY-TAXABLE EQUIVALENT)                           4.55%                 4.49%

*Includes net swap income figures - 2001:  $311,000 and 2000:  $14,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

        The calcuation of the Net Interest Rate Spread and Net Interest Margin ratios were changed this period to include demand deposits. In addition, the average balances starting this period are based on a daily verses monthly average. These changes resulted in an increase of the June 2000 ratios previously reported.

                             AVERAGE BALANCE SHEETS


Dollars in thousands                            SIX MONTHS ENDED JUNE 30,
                                                  2001             2000

INTEREST-EARNING ASSETS:
 Securities - taxable                         $  225,217         $226,840
 Securities - nontaxable                           8,980            8,610
 Federal funds sold                                  129            1,017
 Loans                                           723,965          657,514
                                              ----------         --------
TOTAL INTEREST-EARNING ASSETS                    958,291          893,981

Cash and due from banks                           23,879           26,190
Other assets                                      56,790           59,862
Less allowance for loan losses                    11,510           10,212
                                              ----------         --------
TOTAL ASSETS                                  $1,027,450         $969,821
                                              ==========         ========

SOURCES OF FUNDS:
 Demand deposits                              $   76,370        $ 80,633
 NOW accounts                                     89,394          86,029
 Savings accounts                                 81,993          88,395
 Money market accounts                           123,649          87,974
 Certificates of deposits                        330,123         316,558
 Short-term borrowings                           196,328         216,026
 Broker certificates of deposit                   26,562           4,957
                                              ----------        --------
TOTAL SOURCES OF FUNDS                           924,419         880,572

Other liabilities                                  7,904           9,315
Shareholders' equity                              95,127          79,934
                                              ----------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,027,450        $969,821
                                              ==========        ========

                     ANALYSIS OF VOLUME AND RATE CHANGES ON
                        NET INTEREST INCOME AND EXPENSES


                                               June 30, 2001 Over June 30, 2000

                                                   Change   Change
Dollar in thousands                                Due to   Due to    Total
                                                   Volume    Rate     Change
                                                  --------  -------  --------
INTEREST-EARNING ASSETS:
  Securities - taxable                             $  (58)   $(391)  $  (449)
  Securities - nontaxable                              13      (14)       (1)
  Federal funds sold                                  (27)      (1)      (28)
  Loans                                             3,002       33     3,035
                                                   ------    -----   -------
TOTAL INTEREST INCOME                               2,930     (373)    2,557

SOURCES OF FUNDS:
  NOW accounts                                         19      (84)      (65)
  Savings accounts                                    (82)    (100)     (182)
  Money market accounts                               752      (84)      668
  Certificates of deposit                             351      580       931
  Short-term borrowings                              (592)    (821)   (1,413)
  Broker certificates of deposit                      619      251       870
                                                   ------    -----   -------
TOTAL INTEREST EXPENSE                              1,067     (258)      809

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)     $1,863    $(115)  $ 1,748
                                                   ======    =====   =======


NONINTEREST INCOME

Total non-interest income increased by $1.5 million or 36.7% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Excluding the gain of $932.0 thousand realized from the sale of derivative instruments, non-interest income increased $586.0 thousand or 14.2% over the comparable period of 2000. Service charges on deposit accounts increased $302.0 thousand or 20.6% for the first half of 2001 compared to 2000. This increase was primarily attributable to a restructuring of deposit accounts and a change in the service charge fee structure. In addition, during May 2001 the Company introduced a new overdraft privilege service to its consumer customers which resulted in increased fee income. Merchant program increased $145.0 thousand or 23.3% during the first half of the year due to a combination of restructured pricing and increased volumes. Trust fees increased by $40.0 thousand or 8.7% in the first six months of 2001 compared to 2000. The primary reason for the $98.0 thousand or 8.1% increase in other income was an increase of $83.5 thousand or 51.6% compared to June 2000 in mortgage servicing fees associated with sales of residential real estate loans during the first half of 2001.

Total non-interest income increased by $741.0 thousand or 34.2% during the second quarter of 2001 compared to the second quarter of 2000. Excluding the gain of $589.0 thousand recognized from the sale of derivative instruments, non-interest income increased $152.0 thousand or 7.0% over the comparable period of 2000. Service charges on deposit accounts increased $167.0 thousand or 22.0% for the second quarter of 2001 compared to 2000. This increase was primarily attributable to a restructuring of deposit accounts and a change in the service charge fee structure and the new overdraft privilege service. Merchant program increased $54.0 thousand or 13.6% during the second quarter due to a combination of restructured pricing and increased volumes. Trust fees increased by $19.0 thousand or 8.4% in the second quarter of 2001 compared to 2000. The primary reason for the $89.0 thousand decrease in other income was a one-time vendor-signing bonus of $60.0 thousand that was recognized during the second quarter of 2000.

NONINTEREST EXPENSE

Total non-interest expense increased by $1.2 million or 9.1% in the first half of the year ended June 30, 2001 compared to the same period ended June 30, 2000. Salaries and employee benefits cost increased by $472.0 thousand or 7.6% during the first six months of 2001 compared to 2000. This increase was the result of normal annual increases, higher benefit costs and increased employee performance bonus accruals. Expenses related to premises and fixed assets increased $215.0 thousand or 11.2% during the first half of 2001 compared to 2000 due to the renovation and expansion of several of the Company's facilities. Expenses associated with the processing of merchant transactions increased $142.0 thousand or 20.5% during the first half of 2001 compared to 2000. Other operating expenses increased by $363.0 thousand or 9.7%, in the first six months of 2001 compared to the first six months of 2000. The largest contributing factor was the expenses related to the acquisitions of Acadia Trust and Gouws Management of $188.0 thousand. Other contributing factors were increases in fees paid directors, courier costs, debit card processing costs, and closing costs and solicitation costs associated with a recent home equity loan promotion.

Total non-interest expense increased by $855.0 thousand or 13.2% in the quarter ended June 30, 2001 compared to the same quarter ended June 30, 2000. Salaries and employee benefits cost increased by $344.0 thousand or 11.0% during the second quarter of 2001 compared to 2000. This increase was the result of normal annual increases, higher benefit costs and increased employee performance bonus accruals. Expenses related to premises and fixed assets increased $190.0 thousand or 21.4% during the second quarter of 2001 compared to 2000 due to the renovation and expansion of several of the Company's facilities. Expenses associated with the processing of merchant transactions increased $58.0 thousand or 12.3% during the second quarter of 2001 compared to 2000. Other operating expenses increased by $263.0 thousand or 14.9%, in the second quarter of 2001 compared to the second quarter of 2000. The largest contributing factor was the expenses related to the acquisitions of Acadia Trust and Gouws Management of $188.0 thousand. Other contributing factors were increases in fees paid directors, courier costs, debit card processing costs, and closing costs and solicitation costs associated with a recent home equity loan promotion.


FINANCIAL CONDITION

During the first six months of 2001, average assets increased by $57.6 million, or 5.9% to $1.0 billion. This increase was the result of an increase in the loan portfolio (including residential mortgages held for sale) of $66.5 million or 10.1% to $724.0 million of average loans outstanding during the first half of 2001 compared to $657.5 million of average loans outstanding during the first half of 2000. There were increases in several loan categories. The largest increase was in the average commercial loans, which increased by $61.3 million or 18.7% during the first half of 2001 compared to 2000 primarily due to loan volumes generated in the Company's loan production office established during the second half of 2000. Average consumer loans increased by $1.7 million or 1.9%, and average residential real estate loans increased by $4.1 million or 1.8% during the first half of 2001 compared to the first half of 2000. Average municipal loans decreased $630.0 thousand or 5.1% during the first half of 2001. The Company's securities portfolio averaged $234.2 million during the first half of 2001, as compared to $235.5 million during the first half of 2000 reflecting a decrease of $1.3 million or .6%.

The liquidity needs of the Company's bank subsidiaries require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company's liquidity is necessary. The Company seeks to maintain various sources of funding and prudent levels of liquid assets in order to satisfy its varied liquidity demand. In order to respond to the various circumstances, the Company has both on- and off-balance sheet funding resources in place. Deposits continue to represent the Company's primary source of funds. Average deposits of $728.1 million during the first six months of 2001 increased $63.6 million or 9.6% from $664.5 million in the first six months of 2000. As a supplement to deposits, the Company utilizes
various external sources of funds to maintain liquidity.   In addition to
borrowings from the Federal Home Loan Bank of Boston ("FHLBB"), the Company's bank subsidiaries purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings for the first six months of 2001 were $196.3 million, a decrease of $19.7 million or

9.1% from $216.0 million the first six months of 2000.   The majority of the
borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The Company views borrowed funds as an alternative funding source that should be utilized when appropriate.

In determining the adequacy of the allowance for loan losses ("ALL"), management relies primarily on its review of the loan portfolio both to ascertain whether there are specific loan losses to be reserved, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, each quarter management conducts a formal analysis of the ALL, which considers the current loan mix and loan volumes, historical net loan loss experience for each loan category, and current economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALL as conditions dictate. During the first half of 2001, the Company provided $1.4 million to the allowance for loan losses compared to $1.3 million in the first half of 2000. Total non-performing assets were .84% of total loans outstanding at June 30, 2001, compared to 1.03% of loans outstanding June 30, 2000. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at June 30, 2001 of $12.2 million, or 1.63%, of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALL was 1.54% at June 30, 2000.

Under Federal Reserve Board ("FRB") guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at June 30, 2001, of 12.1% and 13.3%, respectively, exceed regulatory guidelines. The Company's Tier 1 and total risk based capital ratios at December 31, 2000 were 11.8% and 13.1%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank subsidiary's Board of Directors from legally available funds. Camden National Corporation declared dividends in the aggregate amount of $2.6 million and $2.5 million in the first six months of 2001 and 2000, respectively. During the first six months of 2001, the dividends declared by Camden National Bank included $1.6 million for dividend payments to shareholders of Camden National Corporation. During the first six months of 2000, the dividends declared by Camden National Bank included $1.2 million for dividend payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital ratios of the two subsidiary banks for the year 2000. United-Kingfield Bank declared $1.0 million for dividend payments to shareholders of Camden National Corporation during the first six months of 2001. During the first six months of 2000, UnitedKingfield declared no dividends.

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

RECENT DEVELOPMENTS

The Company was a defendant in a civil action in the [Cumberland] County Superior Court (the "Court"), which action was commenced in September 1999 resulting from a denial of credit by the former Kingfield Savings Bank. The plaintiff, Joseph A. Gamache, has asserted causes of action against the Company for interference with advantageous relationship, fraud, negligent misrepresentation, intentional infliction of emotional distress, breach of fiduciary duty, negligence, vicarious liability and punitive damages. Mr. Gamache sought total damages (compensatory and punitive) of approximately $6 million. On August 7, 2001, the Company and Mr. Gamache agreed to settle the litigation. Pursuant to the settlement agreement Mr. Gamache agreed to terminate the litigation and to release the Company from any further liability with respect to this matter. The Company will incur expenses of $1,025,000, or approximately $666,000 after tax, in connection with payments to Mr. Gamache under the settlement agreement.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the second quarter of 2001.

                                            Estimated
          Rate Change                     Changes in NII

          +200bp                             (1.91%)
          -200bp                              0.63%

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

The most significant factors affecting the changes in market risk exposures during the first half of 2001 were the 1) decrease in interest rates market-wide, 2) changes in the yield curve for U.S. government securities, 3) increase in the principal amount of fixed-rate loans extended by the subsidiary banks, and 4) increases in fixed term borrowings. With the extension of fixed-rate borrowings the Company was less liability sensitive during the first half of 2001 compared to the second half of 2000. The changes made to the Company's loan portfolio and derivative financial instruments since December 31, 2000 have reduced the Company's exposure to a rising rate environment. Although the Company is still positively positioned in a downward rate environment, these changes have resulted in an increased level of net interest risk in the event rates continue to decline. The Company considers net interest rate risk in both rising and declining rate scenarios in establishing its ALCO policy limits.

When appropriate, the Company may utilize derivative financial instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. All derivative financial instrument positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company's overall interest rate risk position. As of June 30, 2001, the Company had a notional principal of $25 million in interest rate swap agreements and $90 million in cap contracts. The Company's $25 million of callable interest rate swaps mature in 2010. The two cap contracts ($20 million and $70 million) have strike rates of 7.5% and 7.0%, respectively, and both mature in 2002. These instruments are more fully described in Note 3 - Derivative Financial Instruments on page 10.

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

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for transfers occurring after June 30, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact on the Company's consolidated financial condition and results of operation.

During 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets."

SFAS No.141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interests
method is no longer permitted.   SFAS No. 141 requires that the purchase method
be used for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. The Company has not determined the impact of adopting SFAS No. 142.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company is a party to litigation and claims arising in the normal course of business. The Company was a defendant in a civil action in the [Cumberland] County Superior Court (the "Court"), which action was commenced in September 1999 resulting from a denial of credit by the former Kingfield Savings Bank. The plaintiff, Joseph A. Gamache, has asserted causes of action against the Company for interference with advantageous relationship, fraud, negligent misrepresentation, intentional infliction of emotional distress, breach of fiduciary duty, negligence, vicarious liability and punitive damages. Mr. Gamache sought total damages (compensatory and punitive) of approximately $6 million. On August 7, 2001, the Company and Mr. Gamache agreed to settle the litigation. Pursuant to the to the settlement agreement Mr. Gamache agreed to terminate the litigation and to release the Company from any further liability with respect to this matter. The Company will incur expenses of $1,025,000, or approximately $666,000 after tax, in connection with payments to Mr. Gamache under the settlement agreement.

There are no other material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.


ITEM 2.  CHANGES IN SECURITIES

NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The annual meeting of shareholders was held on May 1, 2001.

  (b) Robert J. Gagnon, Theodore C. Johanson, John S. McCormick, Jr. and Richard
      N. Simoneau were elected as directors at the annual meeting. Rendle A. Jones, Ann W. Bresnahan, Robert J. Campbell, Robert W. Daigle, Ward I. Graffam, John W. Holmes, Winfield F. Robinson, and Arthur E. Strout continued in office as directors after the meeting.

  (c) Matters voted upon at the meeting. 1) To elect as director nominees - Robert J. Gagnon, Theodore C. Johanson, John S. McCormick, Jr. and Richard
      N. Simoneau to serve a three year term to expire at the annual meeting in 2004. Total votes cast: 6,550,811, with 6,532,787 for, and 18,024 withheld. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for 2001. Total votes cast:
      6,550,811, with 6,527,722 for, 21,118 against, and 1,971 abstain.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (3.1) The Articles of Incorporation of Camden National Corporation, as amended to date.

     (3.2) The Bylaws of Camden National Corporation, as amended to date,
     Exhibit 3.ii. to the Company's Registration Statement on Form S-4 filed with the Commission on September 25, 1995, file number 33-97340, are incorporated herein by reference.

     (23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden.


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMDEN NATIONAL CORPORATION
(Registrant)


/s/ Robert W. Daigle                       August 10, 2001
_______________________                    __________________
Robert W. Daigle                           August 10, 2001
President and Chief Executive Officer


/s/ Gregory A. Dufour                       August 10, 2001
________________________                    _________________
Gregory A. Dufour                           August 10, 2001
Senior Vice President - Finance