Form 10-Q
period 2001-09-30
CAMDEN NATIONAL CORP
filed 2001-11-14
CIK 750686

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended         September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes [ X ]         No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

 Outstanding at October 31, 2001: Common stock (no par value) 8,080,341 shares.

                          CAMDEN NATIONAL CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.  FINANCIAL INFORMATION                                                   PAGE
ITEM 1. FINANCIAL  STATEMENTS

Independent Accountants' Report                                                    3

Consolidated Statements of Income
   Nine Months Ended September 30, 2001 and 2000                                   4

Consolidated Statements of Income
   Three Months Ended September 30, 2001 and 2000                                  5

Consolidated Statements of Comprehensive Income
    Nine Months Ended September 30, 2001 and 2000                                  6

Consolidated Statements of Comprehensive Income
    Three Months Ended September 30, 2001 and 2000                                 6

Consolidated Statements of Condition September 30, 2001 and
  December 31, 2000                                                                7

Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 2001 and 2000                                  8

Notes to Consolidated Financial Statements
    Nine Months Ended September 30, 2001 and 2000                               9-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                             12-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK              19-20

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         20

ITEM 2.  CHANGES IN SECURITIES                                                     20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           21

ITEM 4.  SUBMISSION MATTERS TO VOTE OF SECURITY HOLDERS                            21

ITEM 5.  OTHER INFORMATION                                                         21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          21

SIGNATURES                                                                         22

                        INDEPENDENT ACCOUNTANTS' REPORT



The Shareholders and Board of Directors
Camden National Corporation


We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries (the "Company") as of September 30, 2001, and for the nine-month and three-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
October 31, 2001

                                    PART I.
                         ITEM 1.  FINANCIAL STATEMENTS
                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                            Nine Months Ended September 30,
(In thousands, except number of shares and per share data)          2001        2000
INTEREST INCOME
Interest and fees on loans                                    $   47,203  $   45,400
Interest on securities                                            11,825      10,464
Interest on interest rate swap agreements                          1,369         765
Other interest income                                                895       1,998
                                                              ----------  ----------
     Total interest income                                        61,292      58,627

INTEREST EXPENSE
Interest on deposits                                              19,918      19,235
Interest on other borrowings                                       7,509       9,212
Interest on interest rate swap agreements                            948         720
                                                              ----------  ----------
     TOTAL INTEREST EXPENSE                                       28,375      29,167
                                                              ----------  ----------
     NET INTEREST INCOME                                          32,917      29,460
PROVISION FOR LOAN LOSSES                                          2,217       1,897
                                                              ----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          30,700      27,563

OTHER INCOME
Service charges on deposit accounts                                2,637       2,171
Income from fiduciary activities                                   1,067         710
Merchant program                                                   1,585       1,338
Mortgage servicing                                                   936         259
Net gains on derivative instruments                                  932           0
Life insurance earnings                                              566         566
Gain on sale of securities                                           336           0
Other income                                                       1,891       1,540
                                                              ----------  ----------
     TOTAL OTHER INCOME                                            9,950       6,584

OPERATING EXPENSES
Salaries and employee benefits                                    10,333       8,706
Premises and fixed assets                                          3,172       2,825
Merchant program                                                   1,551       1,371
Amortization of core deposit intangible                              739         739
Other                                                              7,018       5,144
                                                              ----------  ----------
     TOTAL OPERATING EXPENSES                                     22,813      18,785
                                                              ----------  ----------
     LESS MINORITY INTEREST NET INCOME                                 3          47
     INCOME BEFORE INCOME TAXES                                   17,834      15,315
                                                              ----------  ----------
INCOME TAXES                                                       5,731       4,774
                                                              ----------  ----------
Net Income                                                    $   12,103  $   10,541
                                                              ==========  ==========

PER SHARE DATA
Basic earnings per share                                           $1.49       $1.29
Diluted earnings per share                                          1.48        1.29
Cash dividends per share                                            0.48        0.47
Weighted average number of shares outstanding                  8,143,171   8,166,831

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except number                                                   THREE MONTHS ENDED SEPTEMBER 30,
of shares and per share data)                                                           2001        2000
INTEREST INCOME
Interest and fees on loans                                                        $   14,913  $   15,832
Interest on securities                                                                 4,557       3,447
Interest on interest rate swap agreements                                                231         432
Other interest income                                                                    288         675
                                                                                  ----------  ----------
     Total interest income                                                            19,989      20,386

INTEREST EXPENSE
Interest on deposits                                                                   5,915       7,115
Interest on other borrowings                                                           2,433       3,061
Interest on interest rate swap agreements                                                121         401
                                                                                  ----------  ----------
     TOTAL INTEREST EXPENSE                                                            8,469      10,577
                                                                                  ----------  ----------
     NET INTEREST INCOME                                                              11,520       9,809
PROVISION FOR LOAN LOSSES                                                                789         609
                                                                                  ----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              10,731       9,200

OTHER INCOME
Service charges on deposit accounts                                                      869         705
Income from fiduciary activities                                                         565         248
Merchant program                                                                         818         716
Mortgage servicing                                                                       691          97
Life insurance earnings                                                                  188         189
Gain on sale of securities                                                               336           0
Other income                                                                             827         491
                                                                                  ----------  ----------
     TOTAL OTHER INCOME                                                                4,294       2,446

OPERATING EXPENSES
Salaries and employee benefits                                                         3,621       2,466
Premises and fixed assets                                                              1,044         912
Merchant program                                                                         716         678
Amortization of core deposit intangible                                                  246         246
Other                                                                                  2,929       1,418
                                                                                  ----------  ----------
     TOTAL OPERATING EXPENSES                                                          8,556       5,720
                                                                                  ----------  ----------
     LESS MINORITY INTEREST NET INCOME                                                     9          24
     INCOME BEFORE INCOME TAXES                                                        6,460       5,902
                                                                                  ----------  ----------
INCOME TAXES                                                                           1,980       1,878
                                                                                  ----------  ----------
Net Income                                                                        $    4,480  $    4,024
                                                                                  ==========  ==========

PER SHARE DATA
Basic earnings per share                                                               $0.55       $0.49
Diluted earnings per share                                                              0.55        0.49
Cash dividends per share                                                                0.16        0.16
Weighted average number of shares outstanding                                      8,138,901   8,165,788

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2001             2000
Net income                                                                 $12,103          $10,541
Other comprehensive income, net of tax:
   Cumulative effect to record unrealized appreciation
       on securities held to maturity transferred to securities
       available for sale (net of taxes of $1,021)                           1,982                0
   Change in unrealized appreciation on securities
       available for sale (net of taxes of $1,838 and
       $893 for 2001 and 2000, respectively)                                 3,568            1,734
   Cumulative effect of implementation of SFAS No. 133 (net
       of taxes of $158 for 2001)                                              308                0
   Change in effective cash flow hedge component of
       unrealized depreciation on derivative instruments
       marked to market (net of taxes of $(158) for 2001)                     (308)               0
                                                                           -------          -------
Comprehensive income                                                       $17,653          $12,275
                                                                           =======          =======

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.


                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

(In thousands)                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  2001             2000
Net income                                                                      $4,480           $4,024
Other comprehensive income, net of tax:
    Change in unrealized appreciation
       on securities available for sale (net of taxes of $1,039 and
       $561 for 2001 and 2000, respectively)                                     2,017            1,089
                                                                                ------           ------
Comprehensive income                                                            $6,497           $5,113
                                                                                ======           ======

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except number                            SEPTEMBER 30,   DECEMBER 31,
of shares and per share data)                               2001           2000
                                                         (unaudited)    (audited)
ASSETS
Cash and due from banks                                  $   27,035     $   29,337
Federal funds sold                                           11,885              0
Securities available for sale, at market                    277,405        159,315
Securities held to maturity                                   1,195         57,695
Other securities                                             16,277         16,232
Residential mortgages held for sale                             281         12,838
Loans, less allowance for loan losses of $12,887
    and $10,609 at September 30, 2001 and
    December 31, 2000, respectively                         687,491        677,701
Premises and equipment, net                                  17,265         16,023
Other real estate owned                                         250            380
Interest receivable                                           6,108          6,959
Core deposit intangible                                       5,921          6,660
Other assets                                                 28,516         27,743
                                                         ----------     ----------
     Total assets                                        $1,079,629     $1,010,883
                                                         ==========     ==========

LIABILITIES
Deposits:
  Demand                                                 $   92,266     $   83,631
  NOW                                                        97,800         87,270
  Money market                                              131,805        121,292
  Savings                                                    87,808         81,730
  Certificates of deposit                                   361,126        370,437
                                                         ----------     ----------
     Total deposits                                         770,805        744,360

Borrowings from Federal Home Loan Bank                      151,764        132,348
Other borrowed funds                                         43,943         36,092
Accrued interest and other liabilities                        9,406          6,984
Minority interest in subsidiary                                 171            176
                                                         ----------     ----------
     Total liabilities                                      976,089        919,960
                                                         ----------     ----------
SHAREHOLDERS' EQUITY
Common stock, no par value; authorized
  10,000,000 shares, issued 8,609,898 shares                  2,450          2,450
Surplus                                                       5,829          5,909
Retained earnings                                           100,453         92,278
Accumulated other comprehensive income:
Net unrealized appreciation (depreciation) on
  securities available for sale, net of income tax            4,739           (812)
                                                         ----------     ----------
                                                            113,471         99,825
 Less cost of 529,557 and 442,540 shares of
  treasury stock on September 30, 2001 and
  December 31, 2000, respectively                             9,931          8,902
                                                         ----------     ----------
     Total shareholders' equity                             103,540         90,923
                                                         ----------     ----------
     Total liabilities and shareholders' equity          $1,079,629     $1,010,883
                                                         ==========     ==========

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                  CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2001             2000
OPERATING ACTIVITIES
Net Income                                                                        $ 12,103         $ 10,541
Adjustment to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                                       2,217            1,897
     Depreciation and amortization                                                   1,180              892
     Decrease (increase) in interest receivable                                        851           (1,280)
     (Increase) decrease in other assets                                            (2,660)           1,536
     Increase (decrease) in other liabilities                                        1,996           (1,827)
     Decrease (increase) in residential mortgage loans held for sale                12,557           (4,651)
     (Decrease) increase in minority position                                           (5)              50
                                                                                  --------         --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                      28,239            7,158

INVESTING ACTIVITIES
Proceeds from sale and maturities of securities held to maturity                         0            8,008
Proceeds from sale and maturities of securities available for sale                  25,624            6,035
Purchase of securities available for sale                                          (21,777)         (11,956)
Purchase of Federal Home Loan Bank Stock                                                 0             (174)
Net increase in loans                                                              (69,022)         (59,245)
Net decrease in other real estate owned                                                130              825
Purchase of premises and equipment                                                  (2,295)          (4,030)
Purchase of life insurance policy                                                        0          (10,000)
Net (sale) purchase of federal funds                                               (11,885)             415
                                                                                  --------         --------
     Net cash used by investing activities                                         (79,225)         (70,122)

FINANCING ACTIVITIES
Net increase in deposits                                                            26,445           75,833
Net increase (decrease) in short-term borrowings                                    27,267             (400)
Purchase of treasury stock                                                          (1,028)            (180)
Exercise and repurchase of stock options                                               (81)               0
Proceeds from other stock issuance                                                       0                9
Cash dividends                                                                      (3,919)          (3,845)
                                                                                  --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      48,684           71,417

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,302)           8,453
Cash and cash equivalents at beginning of year                                      29,337           24,230
                                                                                  --------         --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 27,035         $ 32,683
                                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-Cash transactions:
     Transfer of securities from held to maturity to available for sale             57,695                0
     Transfer from loans to real estate owned                                           54              222
     Transfer from loans held for sale to loan portfolio                                 0            6,629
     Securitization of mortgage loans                                               57,015                0

See Independent Accountants' Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2001, and December 31, 2000, the consolidated statements of income for the nine and three months ended September 30, 2001 and September 30, 2000, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2001 and September 30, 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and September 30, 2000. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine-month period ended September 30, 2001 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2000 Annual Report to Shareholders.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number           NINE MONTHS ENDED SEPTEMBER 30,
of shares and per share data)                        2001            2000
Net income, as reported                           $   12,103      $   10,541

Weighted average shares                            8,143,171       8,166,831
Effect of dilutive employee stock options             23,345          21,825
                                                  ----------      ----------
Adjusted weighted average shares
 and assumed conversion                            8,166,516       8,188,656
                                                  ==========      ==========

Basic earnings per share                          $     1.49      $     1.29
Diluted earnings per share                              1.48            1.29

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                     2001            2000
Net income, as reported                           $    4,480      $    4,024

Weighted average shares                            8,138,901       8,165,788
Effect of dilutive employee stock options             23,345          21,825
                                                  ----------      ----------
Adjusted weighted average shares
 and assumed conversion                            8,162,246       8,187,613
                                                  ==========      ==========

Basic earnings per share                          $     0.55      $     0.49
Diluted earnings per share                              0.55            0.49

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As part of its interest rate risk management, the Company had interest rate swap agreements with a notional amount of $25 million. These swap agreements were used to hedge a portfolio of brokered certificates of deposit. These swaps were designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to a variable rate. These swaps were called during the third quarter and subsequently the Company exercised the call option on the brokered certificates of deposit offsetting the swaps. Since the hedge relationship was estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the brokered certificates of deposit) there was no impact on the statement of income nor on the statement of comprehensive income. The application of SFAS No. 133 results in a grossing up of the statement of condition to reflect the swap and the brokered certificates of deposit at fair value.

The Company has interest rate protection agreements (caps) with a notional amount of $90 million at September 30, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid up-front premiums of $239.0 thousand for the right to receive cash flow payments if rates exceed the predetermined cap rate, thus capping its interest rate cost for the duration of the agreement. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap is carried on the statement of condition at fair value with the time and option volatility value changes, for the ineffective portion will be reflected in the statement of income. Any intrinsic value, for the effective portion, will be recorded in other comprehensive income, net of applicable taxes, and recognized in future statements of income as an offset to related future borrowing costs. As of September 30, 2001, the Company recognized a loss of $212.0 thousand that has been recorded in the statement of income for the ineffective portion.

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

On April 11, 2001 the Company sold an interest rate floor agreement and an interest rate swap both with notional amounts of $10 million. The purpose of the interest rate floor entered into by the Company on May 12, 2000 was to protect net interest income from falling interest rates by "flooring" certain asset yields for a contracted period of time, and thus provide a minimum earnings level. The purpose of the interest rate swap agreement entered into by the Company on December 23, 1999 was to exchange a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. With a substantial decline in the interest rate environment, it was determined that it would be economically advantageous to sell both the interest rate floor agreement and the interest rate swap agreement rather than wait for the potential cash flows over the life of these instruments. In addition, subsequent to the Company having purchased these instruments, other strategies have been implemented to protect the balance sheet in a declining interest rate environment. The impact of the sale of the interest rate floor and interest rate swap agreements was an increase to net income of $614.8 thousand, net of applicable taxes.


NOTE 4 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

During September 2001, the Company implemented a balance sheet restructuring program that included the securitization, with the Federal Home Loan Mortgage Corporation, of $57.0 million of residential mortgages. This transaction resulted in the Company's loan balances decreasing, as those assets shifted to the securities available for sale section of the statement of condition and are now classified as mortgage-backed securities. In addition, $677.3 thousand of mortgage servicing fees associated with this transaction was recognized in income during the three months ended September 30, 2001.


NOTE 5 - RECENT DEVELOPMENTS

ACQUISITIONS
------------

On July 19, 2001, the Company acquired 100% of the outstanding common stock of Acadia Trust, N.A. ("Acadia") and Gouws Capital Management, Inc. ("Gouws Capital"). Headquartered in Portland, Maine, Acadia, founded in 1991, is a nationally chartered trust company offering traditional trust services and is custodian and trustee for approximately $300 million in assets. Gouws Capital, founded in 1984 and also headquartered in Portland, Maine, offers investment advisory services to high net worth individuals and institutions. Gouws Capital had approximately $342 million of assets under management at the date of acquisition, of which approximately $300 million was held at Acadia. The purchase of Acadia and Gouws Capital was accounted for under SFAS No. 141, "Business Combinations."


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. The Company has determined the impact of adopting SFAS No. 142 is not material to the financial statements.

SFAS No. 143  Accounting for Asset Retirement Obligations

SFAS No. 144  Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS Nos. 143 and 144 provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to affect the Company's consolidated financial condition and results of operations.

STOCK REPURCHASE
-----------------

On June 25, 2001, the Board of Directors of the Company voted to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding
common stock.   The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes.

Following the September 11, 2001 terrorist attacks the Securities and Exchange Commission issued temporary emergency orders regarding the repurchase of stock by companies. The Company repurchased 65,000 shares at an average price of $16.08 during this period.


            ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking
statements under the Private Securities Litigation Reform Act of 1995.   The
Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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


RESULTS OF OPERATIONS

The Company reported consolidated net income of $12.1 million or $1.48 per diluted share, for the first nine months of 2001. This is an increase of $1.6 million or 14.8% compared to net income of $10.5 million or $1.29 per diluted share for the comparable period of 2000. When adjusted for non-recurring items (net gains on derivative instruments, gain on sale of securities, income recognized from the securitization of $57.0 million residential mortgages, legal fees, settlement costs associated with the Gamache case, and acquisition related expenses), net operating income for the nine months ending September 30, 2001 was $11.6 million or an increase of 14.5% from the nine month period ending September 30, 2000 (excluding the positive adjustment in employee benefits due the termination of the Company's defined benefit retirement plan). Earnings per diluted share, when adjusted for non-recurring items, was $1.42 per diluted share for the nine month period ending September 30, 2001, a 15.5% increase from the comparable period of 2000.

Return on average equity ("ROE") and return on average assets ("ROA") for the first nine months of the year was 16.64% and 1.56%, respectively compared to ROE and ROA for the same period in 2000 of 17.24% and 1.44%, respectively.

For the third quarter of 2001, the Company reported consolidated net income of $4.5 million or $0.55 per diluted share, an increase of 12.2% over earnings per diluted share of $0.49 reported for the third quarter of 2000. When adjusted for non-recurring items (gain on sale of securities, income recognized from the securitization of $57.0 million residential mortgages, legal fees, settlement costs associated with the Gamache case, and acquisition related expenses), net operating income for the third quarter ending September 30, 2001 was $4.4 million or $0.54 per diluted share. This was an increase in operating earnings per diluted share of 25.6% when compared the third quarter of 2000 (excluding the positive adjustment in employee benefits due the termination of the Company's defined benefit retirement plan).


NET INTEREST INCOME

The Company's net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2001 was $33.3 million, an 11.4% or $3.4 million increase over the first nine months of 2000 of $29.9 million. Interest income on loans increased by $3.1 million, or 6.8% during the nine-month period of 2001 compared to the same period of 2000due to the increases in loan volumes primarily reflecting the expansion into the Southern Maine market. The Company experienced a slight decrease in interest income on investments during the first nine months of 2001 compared to the same period in 2000 due to a decrease in yields resulting from the overall decrease in interest rates since January 2001. The Company's interest expense on deposits and borrowings decreased during the first nine months of 2001 compared to the same period in 2000 resulting from the decreased costs of borrowed funds and decreases in deposit rates reflecting the overall decline in interest rates. Net interest income, expressed as a percentage of average interest-earning assets for the first nine months of 2001 and 2000, was 4.59% and 4.41%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2001 and 2000, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. The effect was an increase in net interest income of $421.0 thousand during the first nine months of 2001 compared to an increase of $45.0 thousand in the first nine months of 2000. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. However, the average amount of non-accrual loans for the periods reflected were minimal and, therefore, had an insignificant effect on average loan yield.

                   ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                                                          NINE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001           SEPTEMBER 30, 2000
                                                       ----------------------       ----------------------
Dollars in thousands                                   AMOUNT OF   AVERAGE           AMOUNT OF   AVERAGE
                                                       INTEREST    YIELD/COST        INTEREST    YIELD/COST
                                                       ---------   ----------        ---------   ----------
Interest-earning assets:
Investments                                               11,867      6.72%          $ 12,613       7.15%
Loans                                                     48,843*     8.91%            45,712*      9.14%
                                                        --------      ----           --------       ----
TOTAL EARNING ASSETS                                      60,710      8.37%            58,325       8.62%

SOURCES OF FUNDS:
Demand deposits                                                0      0.00%                 0       0.00%
NOW accounts                                                 600      0.88%               676       1.05%
Savings accounts                                           1,367      2.20%             1,546       2.39%
Money market accounts                                      3,553      3.80%             3,031       4.39%
Certificates of deposit                                   12,807      5.26%            13,555       5.59%
Borrowings                                                 7,509      5.06%             9,212       5.87%
Broker certificates of deposit                             1,591      6.91%               427       7.00%
                                                        --------      ----           --------       ----
TOTAL SOURCES OF FUNDS                                    27,427      3.92%            28,447       4.27%

NET INTEREST INCOME (FULLY-TAXABLE EQUIVALENT)            33,283                       29,878

LESS:  FULLY-TAXABLE EQUIVALENT ADJUSTMENT                  (366)                        (418)
                                                        --------                     --------
                                                        $ 32,917                     $ 29,460
                                                        ========                     ========

NET INTEREST RATE SPREAD (FULLY-TAXABLE EQUIVALENT)                   4.45%                         4.35%

NET INTEREST MARGIN (FULLY-TAXABLE EQUIVALENT)                        4.59%                         4.41%

*Includes net swap income figures - 2001: $421,000 and 2000: $45,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

        The calculations of the Net Interest Rate Spread and Net Interest Margin ratios were changed this period to include demand deposits. In addition, the average balances starting this period are based on a daily verses monthly averages. These changes resulted in an increase of the September 2000 ratios previously reported.

                             AVERAGE BALANCE SHEETS

Dollars in thousands                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                             2001                 2000
INTEREST-EARNING ASSETS:
 Investments                                             $  236,143              $235,897
  Loans                                                     732,944               668,969
                                                         ----------              --------
TOTAL INTEREST-EARNING ASSETS                               969,087               904,866

Cash and due from banks                                      24,625                27,124
Other assets                                                 58,519                58,396
Less allowance for loan losses                               11,882                10,401
                                                         ----------              --------
TOTAL ASSETS                                             $1,040,349              $979,985
                                                         ==========              ========

SOURCES OF FUNDS:
 Demand deposits                                         $   80,794              $ 83,406
 NOW accounts                                                91,069                86,368
 Savings accounts                                            83,017                86,385
 Money market accounts                                      125,108                92,288
 Certificates of deposits                                   325,793               324,438
 Short-term borrowings                                      198,332               209,823
 Broker certificates of deposit                              30,800                 8,157
                                                         ----------              --------
TOTAL SOURCES OF FUNDS                                      934,913               890,865

Other liabilities                                             8,196                 7,368
Shareholders' equity                                         97,240                81,752
                                                         ----------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,040,349              $979,985
                                                         ==========              ========


                     ANALYSIS OF VOLUME AND RATE CHANGES ON
                        NET INTEREST INCOME AND EXPENSES

                                                September 30, 2001 Over September 30, 2000
                                                ------------------------------------------
                                                   Change         Change
Dollar in thousands                                Due to         Due to         Total
                                                   Volume          Rate          Change
                                                  --------       ---------     --------
INTEREST-EARNING ASSETS:
 Investments                                       $   13        $  (759)       $  (746)
  Loans                                             4,372         (1,242)         3,130
                                                   ------        -------        -------
TOTAL INTEREST INCOME                               4,385         (2,001)         2,384

SOURCES OF FUNDS:
  NOW accounts                                         37           (113)           (76)
  Savings accounts                                    (60)          (119)          (179)
  Money market accounts                             1,078           (556)           522
  Certificates of deposit                              57           (805)          (748)
  Borrowings                                         (504)        (1,200)        (1,704)
  Broker certificates of deposit                    1,185            (21)         1,164
                                                   ------        -------        -------
  TOTAL INTEREST EXPENSE                            1,793         (2,814)        (1,021)

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)     $2,592        $   813        $ 3,405
                                                   ======        =======        =======

NONINTEREST INCOME

Total non-interest income increased by $3.4 million or 51.1% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily reflecting the effects of various balance sheet management activities. During the first nine months of 2001, the Company recorded gains of $932.0 thousand from the sale of derivative instruments, $641.4 thousand from mortgage servicing fees associated with the securitization of $57.0 million in residential real estate loans and $336.4 thousand from the sale of corporate securities. Excluding the various gains, non-interest income increased $1.5 million or 22.1% over the comparable period of 2000. Service charges on deposit accounts increased $466.0 thousand or 21.5% for the nine months of 2001 compared to 2000 as a result of a product redesign initiative focused on customer relationships that resulted in a change to the service fee structure that generated an increase in fees assessed. In addition, during May 2001 the Company introduced a new overdraft privilege service to its consumer customers, which resulted in increased fee income. Merchant program fees increased $247.0 thousand or 18.5% during the first nine months of the year due to a combination of restructured pricing and increased volumes while trust fees increased $357.0 thousand or 50.3% in the first nine months of 2001 compared to 2000. The major contributing factor for this increase was the acquisition of Acadia and Gouws Capital on July 19, 2001. Other non-interest income increased $1.4 million or 75.8% due to an increase of $677.3 thousand or 261.9% mortgage servicing fees associated with the sale of residential real estate loans during the first nine months of 2001 and the $336.4 thousand gain on sale of corporate securities.

Total non-interest income increased by $1.8 million or 75.6% during the third quarter of 2001 compared to the third quarter of 2000. Excluding the gain of $336.4 thousand recognized from the sale of corporate securities and the $641.4 thousand in mortgage servicing fees, non-interest income increased $870.2 thousand or 35.6% over the comparable period of 2000. Service charges on deposit accounts increased $164.0 thousand or 23.3% for the third quarter of 2001 compared to 2000. This increase was primarily attributable to the product redesign initiative, a change in the service charge fee structure and the new overdraft privilege service. Merchant program increased $102.0 thousand or 14.2% during the third quarter due to a combination of restructured pricing and increased volumes. Trust fees increased by $317.0 thousand or 127.8% in the third quarter of 2001 compared to 2000 due to the acquisition of Acadia and Gouws Capital during the quarter. The primary reason for the $1.3 million increase in other income was the increase in mortgage servicing rights due to fees associated with the sale and securitization of $57 million in residential real estate loans and the gain on the sale of corporate securities recognized during the third quarter of 2001.


NONINTEREST EXPENSE

Total non-interest expense increased by $4.0 million or 21.4% in the first nine months of the year ended September 30, 2001 compared to the same period ended September 30, 2000. All operating categories experienced increases associated with the acquisition of Acadia and Gouws Capital. Salaries and employee benefit costs increased by $1.6 million or 18.7% during the first nine months of 2001 compared to 2000. The largest share of this increase, approximately $645.4 thousand, is related to the termination of the Company's defined benefit retirement plan during the third quarter of 2000. Excluding this amount, the increase for the nine month period would have been $981.0 thousand or 10.5%, which is due to normal annual increases, higher benefit costs, increased employee performance bonus accruals and the employee costs associated with the new subsidiaries - Acadia and Gouws Capital. Expenses related to premises and fixed assets increased $347.0 thousand or 12.3% during the first nine months of 2001 compared to 2000 due to the renovation and expansion of several of the Company's facilities in Rockland and Rockport. Expenses associated with the processing of merchant transactions increased $180.0 thousand or 13.1% during the first nine months of 2001 compared to 2000 reflecting increased volumes. Other operating expenses increased by $1.9 million or 36.4%, in the first nine months of 2001 compared to the first nine months of 2000 due to expenses related to the Company's new subsidiaries, courier costs, debit card processing costs, and closing and solicitation costs associated with a recent home equity loan promotion.

Total non-interest expense increased by $2.8 million or 49.6% in the quarter ended September 30, 2001 compared to the same quarter ended September 30, 2000. The acquisition of Acadia and Gouws Capital on July 19, 2001 resulted in an increase in most operating categories compared to the same period in 2000. Salaries and employee benefit costs increased by $1.2 million or 46.8% during the third quarter of 2001 compared to 2000. The largest share of this increase, approximately $645.4 thousand, is related to the termination of the Company's defined benefit retirement plan during the third quarter of 2000. Excluding this amount, the increase for the three month period, compared to the same period of 2000, would have been $510.0 thousand or 16.4%. This increase was the result of normal annual increases, higher benefit costs, increased employee performance bonus accruals and the employee costs associated with the new subsidiaries. Expenses related to premises and fixed assets increased $132.0 thousand or 14.5% during the third quarter of 2001 compared to 2000 due to the renovation and expansion of several of the Company's facilities. Expenses associated with the processing of merchant transactions increased $38.0 thousand or 5.6% during the third quarter of 2001 compared to 2000. Other operating expenses increased by $1.5 million or 106.6%, in the third quarter of 2001 compared to the third quarter of 2000. The largest contributing factor was the operating expenses related to Acadia Trust and Gouws Capital. Other contributing factors were increases in courier costs, debit card processing costs, and closing and solicitation costs associated with a recent home equity loan promotion.


FINANCIAL CONDITION

During the first nine months of 2001, average assets increased by $60.4 million, or 6.2% to $1.0 billion. Loan growth for the period was 9.7% or $64.8 million, which resulted in total loan balances, including residential mortgages held for sale of $733.8 million. This growth reflects the results of the Company's opening of a loan production office in Portland, Maine. The Company's securities portfolio averaged $236.1 million during the first nine months of 2001, as compared to $235.9 million during the first nine months of 2000 reflecting an increase of $246.0 thousand or 0.1%.

The liquidity needs of the Company's bank subsidiaries include the need for of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company's liquidity is necessary. The Company seeks to maintain various sources of funding and prudent levels of liquid assets in order to satisfy its varied liquidity demand. In order to respond to the various circumstances, the Company has both on- and off-balance sheet funding resources in place. Reflecting the Company's primary source of funds, average deposits of $736.6 million during the first nine months of 2001 reflected an increase of $55.5 million or 8.2% from $681.0 million in the first nine months of 2000. As a supplement to deposits, the Company utilizes various external sources of funds to maintain liquidity. In addition to borrowings from the Federal Home Loan Bank of Boston ("FHLBB"), the Company's bank subsidiaries purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings for the first nine months of 2001 were $198.3 million, a decrease of $11.5 million or 5.5% from $209.8 million the first nine months of 2000. The largest non-deposit-related, interest-bearing funding source for the Company were advances from the FHLBB. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The Company views borrowed funds as an alternative funding source that should be utilized when appropriate.

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

During the first nine months of 2001, the Company provided $2.2 million to the allowance for loan losses compared to $1.9 million in the first nine months of 2000. Total non-performing assets were 1.32% of total loans outstanding at September 30, 2001, compared to 1.25% of loans outstanding September 30, 2000. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at September 30, 2001 of $12.9 million, or 1.84%, of total loans outstanding was appropriate given the current economic conditions in the Company's service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALL was 1.53% at September 30, 2000.

Under Federal Reserve Board ("FRB") guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company's Tier 1 and total risk based capital ratios at September 30, 2001, of 12.9% and 14.2%, respectively, exceed regulatory guidelines. The Company's Tier 1 and total risk based capital ratios at December 31, 2000 were 11.8% and 13.1%, respectively.

The principal cash requirement of the Company is the payment of dividends on common stock when declared. The Company is primarily dependent upon the payment of cash dividends by its subsidiary banks to service its commitments. The Company, as the sole shareholder of its subsidiary banks, is entitled to dividends when and as declared by each bank subsidiary's Board of Directors from legally available funds. Camden National Corporation declared dividends in the aggregate amount of $3.9 million and $3.8 million in the first nine months of 2001 and 2000, respectively. During the first nine months of 2001, the dividends declared by Camden National Bank included $2.5 million for dividend payments to shareholders of Camden National Corporation, and $9.1 million to be used for the Company's stock repurchase plan and general operating costs at Camden National Corporation. During the first nine months of 2000, the dividends declared by Camden National Bank included $2.0 million for dividend payments to shareholders of Camden National Corporation and $1.4 million related to contributions of capital by Camden National Bank to equalize the capital ratios of the two subsidiary banks for the year 2000. United-Kingfield Bank declared $1.5 million for dividend payments to shareholders of Camden National Corporation and $1.8 million to be used for the Company's stock repurchase plan and general operating costs at Camden National Corporation during the first nine months of 2001. During the first nine months of 2000, UnitedKingfield declared $522.7 thousand for dividend payments to shareholders of Camden National Corporation.


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


RECENT DEVELOPMENT

The Company was a defendant in a civil action in the Cumberland County Superior Court (the "Court"), which action was commenced in September 1999 resulting from a denial of credit by the former Kingfield Savings Bank. The plaintiff, Joseph
A. Gamache, asserted causes of action against the Company for interference with advantageous relationship, fraud, negligent misrepresentation, intentional infliction of emotional distress, breach of fiduciary duty, negligence, vicarious liability and punitive damages. Mr. Gamache sought total damages (compensatory and punitive) of approximately $6 million. On August 7, 2001, the Company and Mr. Gamache agreed to settle the litigation. Pursuant to the settlement agreement, Mr. Gamache agreed to terminate the litigation and to release the Company from any further liability with respect to this matter. The Company incurred expenses of $1.0 million, or approximately $666.0 thousand after tax, in connection with payments to Mr. Gamache under the settlement agreement.



                ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE
                               ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the bank subsidiaries' Boards of Directors that are reviewed and approved annually. Each bank subsidiary's Board of Directors delegates responsibility for carrying out the asset/liability management policies to that bank subsidiary's Asset/Liability Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.


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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company's balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as measured during the third quarter of 2001.

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2001 were 1) decrease in interest rates market-wide, 2) changes in the yield curve for U.S. government securities, 3) increase in the principal amount of fixed-rate loans extended by the subsidiary banks, and 4) increases in fixed term borrowings. With the extension of fixed-rate borrowings the Company was less liability sensitive during the first nine months of 2001 compared to the same period in 2000. The changes made to the Company's loan portfolio and derivative financial instruments since December 31, 2000 have reduced the Company's exposure to a rising rate environment. Although the Company is still positively positioned in a downward rate environment, these changes have resulted in an increased level of net interest risk in the event rates continue to decline. The Company considers net interest rate risk in both rising and declining rate scenarios in establishing its ALCO policy limits.

When appropriate, the Company may utilize derivative financial instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors' approved hedging policy statements govern the use of these instruments by the bank subsidiaries. All derivative financial instrument positions are reviewed as part of the asset/liability management process at least quarterly. The instruments are factored into the Company's overall interest rate risk position. As of September 30, 2001, the Company had a notional principal of $90 million in cap contracts. The two cap contracts ($20 million and $70 million) have strike rates of 7.5% and 7.0%, respectively, and both mature in 2002. These instruments are more fully described in Note 3 - Derivative Financial Instruments on page 10.

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

The business purpose of the interest rate caps entered into by the Company was to reduce the exposure of interest expense to rising interest rates by "capping" certain liability costs for a contracted period of time, thus "insuring" a maximum cost level. The risks entered into in this transaction are: 1) the risk of default from the counterparty from whom the Company purchased the cap;
2) poor correlation between the rate being capped and the liability cost of the Company; and, 3) the fee being paid for the protection (i.e. if rates do not rise the protection will never have any value). Over the term of the cap, the Company will always write-off the total premium paid for protection.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.


ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE


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


CAMDEN NATIONAL CORPORATION
(Registrant)


/s/ Robert W. Daigle                       November 13, 2001
_____________________________________      ____________________
Robert W. Daigle                           Date
President and Chief Executive Officer


/s/ Gregory A. Dufour                      November 13, 2001
_____________________________________      ____________________
Gregory A. Dufour                          Date
Senior Vice President - Finance