Form 10-K405
period 2001-12-31
CAMDEN NATIONAL CORP
filed 2002-03-29
CIK 750686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 is: Common stock - $164,333,228.

Shares of the Registrant's common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the Registrant's outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 26, 2002 is: Common stock - 8,057,781.

     Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

     (1) Certain information required in response to into Items 5, 6, 7, 7A and 8 of Part II of this Form 10-K are incorporated by reference from Camden National Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

     (2) Certain information required in response to into Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 2002 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

                                      Index

Item   Description                                                                Page
----   -----------                                                                ----
 1     Business                                                                     3

 2     Properties                                                                  11

 3     Pending Legal Proceeding                                                    11

 4     Submission of Matters to a Vote of Security Holders                         11

 5     Market for Registrant's Common Equity and Related Stockholders Matters      11

 6     Selected Financial Data                                                     11

 7     Management's Discussion and Analysis of Financial Condition
       and Results of Operation                                                    12

 7A    Quantitative and Qualitative Disclosures about Market Risks                 19

 8     Financial Statements and Supplementary Data                                 19

 9     Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure                                                    19

10     Directors and Executive Officers of the Registrant                          19

11     Executive Compensation                                                      20

12     Security Ownership of Certain Beneficial Owners and Management              20

13     Certain Relationships and Related Transactions                              20

14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K            20

       Signatures                                                                  22

       Exhibit Index                                                               23

       Exhibits                                                                    24

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

Item 1.  Business

Overview. Camden National Corporation (the "Company") is a publicly held,
--------
multi-bank, financial institution holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company makes its products services available directly and indirectly through its subsidiaries, Camden National Bank ("CNB"), UnitedKingfield Bank ("UnitedKingfield"), Acadia Trust, N.A. ("Acadia"), and Trust Company of Maine, Inc. ("TCOM"). The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, UnitedKingfield, Acadia and TCOM. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company's Subsidiaries. A brief description of each of the Company, CNB, UnitedKingfield, Acadia and TCOM follows.

The Company. The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of stock of the Company. As a result of this share exchange, the Company became CNB's sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and, as a result thereof, acquired (a) 100% of the outstanding stock of United Bank, a Maine-chartered stock banking institution with its principal office in Bangor, Maine, and (b) 51% of the outstanding stock of TCOM.

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

On July 19, 2001, the Company completed its acquisition of Acadia and Gouws Capital Management, Inc. ("Gouws Capital"). Acadia is a federally regulated, non-depository trust company headquartered in Portland, Maine. Gouws Capital, an investment advisory firm was merged into Acadia on December 31, 2001.

On October 24, 2001, the Company acquired the remaining minority interest in TCOM.

As of December 31, 2001, the Company's securities consisted of one class of common stock, no par value, of which there were 8,057,781 shares outstanding held of record by approximately 1,004 shareholders.

The Company is a bank holding company ("BHC") registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also considered a Maine financial institution holding company for purposes of the laws of the State of Maine, and as such, is also subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions (the "Superintendent").

Camden National Bank. CNB, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly owned subsidiary of the Company as a result of a January 1984 corporate reorganization in which the shareholders of CNB exchanged their shares of stock in CNB for shares of stock in the Company.

CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Portland, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. CNB customers may also access these products and services using other mediums, including CNB's Internet web site located at www.camdennational.com.
           ----------------------

CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Comptroller of the Currency (the "OCC"). Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law.

UnitedKingfield Bank. UnitedKingfield, a direct, wholly owned subsidiary of the Company, is a financial institution chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. UnitedKingfield is the successor by merger, effective February 4, 2000, of United Bank and Kingfield Bank, and is subject to regulation, supervision and examination by the FDIC and the Superintendent. Its deposits are insured by the FDIC up to the maximum amount permitted by law.

UnitedKingfield offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Jackman, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley, Stratton and Strong, Maine, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. UnitedKingfield customers may also access these products and services using other media, including UnitedKingfield's Internet web site located at www.unitedkingfield.com.
                                               -----------------------

Trust Company of Maine, Inc. TCOM, a direct, wholly owned subsidiary of the Company, is a corporation with trust powers chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. The Company acquired majority ownership of TCOM in December 1995 through the Company's merger with UnitedCorp, the then parent of TCOM. On October 24, 2001, the Company acquired the remaining minority interest in TCOM.

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

Acadia Trust, N.A. Acadia, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with a limited purpose trust charter and having its principal office in Portland, Maine.

Acadia provides a broad range of trust, investment and wealth management services, to both individual and institutional clients. The financial services provided by Acadia complement the services provided by the Company's subsidiary banks by offering customers investment management services.

Acadia is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC.

Competition. The Company competes principally in mid-coast Maine through CNB,
-----------
its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, each in the State of Maine. The combined population of these two counties is approximately 76,000 people, and their economies are based primarily on tourism but also are supported by a substantial population of retirees. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB's primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UnitedKingfield, also competes in both the central and western Maine areas. Most of UnitedKingfield's offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston. The Bangor and Lewiston areas have populations of approximately 100,000 and 39,000 people, respectively. All UnitedKingfield offices are located in the State of Maine. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UnitedKingfield's market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and its banking subsidiaries generally have been able to compete effectively with other financial institutions by emphasizing customer service, including local decision-making, by establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of customers. No assurance can be given, however, that the Company and its banking subsidiaries will continue to be able to compete effectively with other financial institutions in the future.

The Company, through its non-bank subsidiaries, Acadia and TCOM, compete for trust, trust- related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company's market area. In addition, most of these services are widely available to the Company's customers by telephone and over the Internet through firms located outside the Company's market area.

The Company's Philosophy. The Company is committed to the philosophy of serving
------------------------
the financial needs of customers in local communities. The Company, through CNB and UnitedKingfield, has branches that are located in small towns within the Company's geographic market areas. The Company believes that the local needs and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company's deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company's loans are concentrated within a single industry or group of related industries.

The Company's Growth. The Company had consolidated asset growth of 7.8%, or
--------------------
$78.5 million, during 2001. The primary factor contributing to this growth was the increase in lending activity at the Company's subsidiary banks. As the business continued to grow during this past year, each of the Company's subsidiary banks focused on customer service. The Company's performance-based compensation program also supported this growth by creating an environment where employees have a more personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The Company's Employees. The Company employs approximately 321 people on a
-----------------------
full-time equivalent basis. The Company's management believes that employee relations are good, and there are no known disputes between management and employees.

The Company's Employee Incentives. All Company employees are eligible for
---------------------------------
participation in the Company's Retirement Savings 401(k) Plan and Profit Sharing Plan, and certain Executive Officers of the Company may also participate in the Company's 1993 Stock Option Plan and its Supplemental Executive Retirement Plan.

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

Supervision and Regulation. The business in which the Company and its
--------------------------
subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the FRB, the OCC, the FDIC and the Superintendent, as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

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

BHCs - Activities and Other Limitations. As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

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

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a financial holding company ("FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order to elect to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated `satisfactory' or better in its most recent federal Community Reinvestment Act evaluation.

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company has not elected to become an FHC.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, the GLBA expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Declaration of Dividends. According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB's belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength.

Under Maine law, a corporation's board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally only out of the corporation's unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation's charter. These same limitations generally apply to investor-owned, Maine financial institutions.

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

Capital Requirements.

         FRB Guidelines. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB's capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company on a consolidated basis.

The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational, or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

         The Company's risk-based capital ratio and leverage ratio currently are, and its management expects these ratios to remain, in excess of regulatory requirements.

         OCC and FDIC Guidelines. The OCC and the FDIC each have promulgated regulations and adopted a statement of policy regarding the capital adequacy of, respectively, national banks and state-chartered banks that are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB.

         Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the "FDIA"). Under the prompt correction action regulations, a bank generally shall be deemed to be:

..    "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio of 6.0% or greater, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive;

..    "adequately capitalized" if it has a total risk-based capital ratio of 8.0%
     or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, has a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"

..    "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

..    "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

..    "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the federal banking agency determines to take such other action (with the concurrence of the FDIC) that would better protect the deposit insurance fund.

         Immediately upon becoming undercapitalized, the institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

         At December 31, 2001, each of the Company's subsidiary banks was deemed to be a well capitalized institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, each of the Company's subsidiary banks would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

         Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from the section entitled "Capital Resources" and from Note 21, "Regulatory Matters," of the Notes to Consolidated Financial Statements, each in the Company's Annual Report for the fiscal year ended December 31, 2001. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines.

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as UnitedKingfield, are also subject to similar restrictions on their business and activities. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

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

Other Regulatory Requirements

Customer Information Security. The OCC, the FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The OCC, the FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and due diligence on customers. Implementation of the Patriot Act's requirements will occur in stages, as rules regarding its provisions are finalized by government agencies.

Deposit Insurance. The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such the Company's subsidiary banks, could have an effect on the Company's net earnings. The Company cannot predict whether the FDIC will be required increase deposit insurance assessments above their current levels.

Item 2.  Properties

The Company operates in 29 facilities. The headquarters of the Company and the headquarters and main office of CNB is located at Two Elm Street, Camden, Maine, and CNB owns these premises. The building has 15,500 square feet of space on three levels. CNB also owns seven of its branches and the facility in which the operations departments of the Company are located. None of these owned facilities is subject to a mortgage. CNB also leases four branches under long-term leases, which expire in, respectively, August 2006, May 2010, January 2020, and December 2077.

The main office of UnitedKingfield is located at 145 Exchange Street, Bangor, Maine, and is owned by UnitedKingfield. The building has 25,600 square feet of space on two levels. UnitedKingfield occupies 16,975 square feet of space on both floors. TCOM leases 2,100 square feet of office space on the second floor and 2,042 square feet on the first floor of this building. The law firm of Russell, Lingley & Silver, P.A., also leases 2,533 square feet on the second floor. UnitedKingfield also owns 15 of its other facilities, none of which is subject to a mortgage. UnitedKingfield also leases 2 branches and a parcel of land, which expire in, respectively, September 2002, February 2003 and August 2009.

Acadia leases its facility at 511 Congress Street, Portland, Maine under a long-term lease, which expires in October 2005. Acadia leases 18,966 square feet on the 8/th/ and 9/th/ floors, occupying 11,767 square feet of this office space. Acadia leases to the Law Office of David Hunt, Actuarial Designs & Solutions, and Hopkinson & Abbondanza, 3,660 square feet, 2392 square feet, and 1,147 square feet, respectively, of office space on the 8/th/ floor.

Item 3.  Pending Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

The information appearing under the caption "Common Stock Information" on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Selected Financial Data

Selected year-end financial information for the past five years appearing under the caption "Selected Five-Year Financial Data" on page 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report, including the information incorporated herein by reference, contains certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors discussed on page 16 below, changes in volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described on page 16 below and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference and should be read in conjunction with the following text and tables.

The following tables set forth the Company's investment securities at book carrying amount as of December 31, 2001, 2000 and 1999.

                                                                  2001             2000              1999
                                                                  ----             ----              ----
                                                                             Dollars in thousands
Securities available for sale:
-----------------------------
  U.S. Treasury and agency                                    $  61,098        $  58,708        $   65,046
  Mortgage-backed securities                                    139,459           30,117            13,104
  State and political subdivisions                                8,780            7,928            7,520
  Other debt securities                                          41,963           44,467            46,938
  Equity securities                                              11,566           18,095            15,331
                                                               --------        ---------         ---------
                                                                262,866          159,315           147,939
                                                               --------        ---------         ---------

Securities held to maturity:
---------------------------
  U.S. Treasury and agency                                          944              300             5,949
  Mortgage-backed securities                                          -           55,658            60,963
  State and political subdivisions                                    -            1,142             1,152
  Other debt securities                                               -              595               129
                                                               --------        ---------         ---------
                                                                    944           57,695            68,193
                                                               --------        ---------         ---------
                                                               $263,810         $217,010          $216,132
                                                               ========         ========         =========


To enhance the Company's ability to manage liquidity, the investment portfolio is divided into two parts: investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank of Boston ("FHLBB") loans enables the Company to hold a portion of the portfolio to maturity. The table on the following pages summarizes the investment portfolios maturities and yields at December 31, 2001.

                                               Available for sale            Held to maturity
                                               ------------------            ----------------
                                            Book            Yield to       Amortized     Yield to
Dollars in thousands                        Value           Maturity          Cost       Maturity
                                            -----           --------          ----       --------
U.S. Treasury and Agency:
  Due in 1 year or less                  $   8,280           5.625%        $    944        1.612%
  Due in 1 to 5 years                       41,973           6.475%               0        0.000%
  Due in 5 to 10 years                      10,845           6.562%               0        0.000%
  Due after 10 years                             -           0.000%               0        0.000%
                                         ---------         --------        --------      --------
                                            61,098           6.376%             944        1.612%
                                         ---------         --------        --------      --------

Mortgage-backed securities:
  Due in 1 year or less                         83           8.435%               -        0.000%
  Due in 1 to 5 years                       17,656           6.647%               -        0.000%
  Due in 5 to 10 years                      13,115           6.508%               -        0.000%
  Due after 10 years                       108,605           6.810%               -        0.000%
                                         ---------         --------        --------      --------
                                           139,459           6.762%               -        0.000%
                                         ---------         --------        --------      --------

State and political subdivisions:
  Due in 1 year or less                        372           6.315%               -        0.000%
  Due in 1 to 5 years                        2,967           4.261%               -        0.000%
  Due in 5 to 10 years                       4,840           4.188%               -        0.000%
  Due after 10 years                           601           5.000%               -        0.000%
                                         ---------         --------        --------      --------
                                             8,780           4.358%               -        0.000%
                                         ---------         --------        --------      --------

Other debt securities:
  Due in 1 year or less                          -           0.000%               -        0.000%
  Due in 1 to 5 years                          377           7.788%               -        0.000%
  Due in 5 to 10 years                           -           0.000%               -        0.000%
  Due after 10 years                        41,586           6.574%               -        0.000%
                                         ---------         --------        --------      --------
                                            41,963           6.585%               -        0.000%
                                         ---------         --------        --------      --------

Other equity securities:
  Due in 1 year or less                          -           0.000%               0        0.000%
  Due in 1 to 5 years                        2,043           6.959%               0        0.000%
  Due in 5 to 10 years                           -           0.000%               0        0.000%
  Due after 10 years                         9,523           7.389%               0        0.000%
                                         ---------         --------        --------      --------
                                            11,566           7.313%               0        0.000%
                                         ---------         --------        --------      --------

Total securities                         $ 262,866           6.588%        $    944        1.612%
                                         =========         ========        ========      ========

Total loans increased by $22.7 million, or 3.2%, in 2001. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.

Dollars in thousands

As of December 31,                  2001           2000           1999           1998           1997
                                    ----           ----           ----           ----           ----
Commercial                        $423,893       $364,169       $316,411       $269,747       $226,981
Residential real estate            204,043        235,554        226,548        202,952        193,327
Consumer                            86,375         90,231         83,832         78,496         50,433
Municipal                            9,234         10,924          8,307         17,199         10,727
Other                                  497            462            336          1,311          1,880
                                  --------       --------       --------       --------       --------
                                  $724,042       $701,340       $635,434       $569,705       $483,348
                                  ========       ========       ========       ========       ========

Loan demand also affects the Company's liquidity position. However, of the loans maturing over 1 year, approximately 62% are variable rate loans. The following table presents the maturities of loans at December 31, 2000:

Dollars in thousands                                     Through       More Than
                                           1 Year        5 Years        5 Years         Total
Maturity Distribution:
---------------------
 Fixed Rate:
  Commercial                              $ 13,503       $ 50,247       $ 16,872       $ 80,622
  Residential real estate                    2,833          5,123        141,079        149,035
  Consumer                                   3,767         13,361         17,852         34,980

 Variable Rate:
  Commercial                                41,198         48,606        253,467        343,271
  Residential real estate                        3            468         54,537         55,008
  Consumer                                   6,740         10,666         34,486         51,892

 Municipal                                   2,891          4,418          1,925          9,234
                                          --------       --------       --------       --------
                                          $ 70,935       $132,889       $520,218       $724,042
                                          ========       ========       ========       ========

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosure, collecting on guarantees, restructuring the loan, or collection lawsuits.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

Dollars in thousands

As of December 31,                           2001            2000           1999           1998           1997
                                             ----            ----           ----           ----           ----
Nonperforming loans:
-------------------
Non-accrual loans                            7,302          4,644          6,135       $  4,078       $  3,305
Accruing loans past due 90 days or more        768          1,844            196            613          1,004
                                          --------       --------       --------       --------       --------
Total nonperforming loans                    8,070          6,488          6,331          4,691          4,309
                                          --------       --------       --------       --------       --------

Other real estate owned                        195            380          1,405          1,052          1,532
                                          --------       --------       --------       --------       --------

Total nonperforming assets                $  8,265       $  6,868       $  7,736       $  5,743       $  5,841
                                          ========       ========       ========       ========       ========

Ratios:
-------
Nonperforming loans to total loans                          1.14%          0.98%          1.00%          0.82%          0.89%
Allowance for loan losses to nonperforming loans          167.46%        166.48%        148.32%        172.50%        162.03%
Nonperforming assets to total assets                        0.73%          0.68%          0.83%          0.68%          0.80%
Allowance for loan losses to nonperforming assets         169.24%        157.27%        121.38%        140.90%        119.53%

The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Dollars in thousands

December 31,                                         2001
                                                     ----

Time remaining until maturity:
   Less than 3 months                           $  24,437
   3 months through 6 months                        9,179
   6 months through 12 months                      15,920
   Over 12 months                                  60,111
                                                ---------
                                                $ 109,647
                                                =========

The dividend payout ratio was 33.90%, 37.17%, 40.90%, 33.74%, and 29.31% for
2001, 2000, 1999, 1998 and 1997, respectively. The average equity to average assets ratio was 9.44%, 8.55%, 8.71%, 10.05% and 10.07% for 2001, 2000, 1999,
1998 and 1997, respectively.

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits, and repurchase agreements secured by the United States government or agency securities. Approximately 15% of all borrowings mature or reprice within the next 3 months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2001, 2000, and 1999:

                                                  At or for the year ended December 31,
Dollars in thousands                               2001           2000           1999
                                                   ----           ----           ----
Average balance outstanding                      $199,615       $198,597       $146,627
Maximum amount outstanding at
  any month-end during the year                   228,414        209,652        173,924
Balance outstanding at end of year                210,843        168,440        173,924
Weighted average interest rate during the year       4.95%          5.87%          4.90%
Weighted average interest rate at end of year        5.04%          6.18%          5.07%

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

                                                                 Through      More Than
Dollars in thousands                                *1 Year      5 Years       5 Years       Total
                                                   ---------    ---------     ---------    ---------
Interest-earning assets:
 Fixed rate loans                                  $  22,994    $  73,149     $ 177,728    $ 273,871
 Variable rate loans                                 450,171            -             -      450,171
Investment securities
 Available for sale                                    8,735       65,016       189,115      262,866
 Held to maturity                                        944            -             -          944
                                                   ---------    ---------     ---------    ---------
Total interest-earning assets                        482,844      138,165       366,843      987,852
                                                   ---------    ---------     ---------    ---------

Interest-bearing liabilities:
Savings accounts                                      20,000            -        68,226       88,226
NOW accounts                                               -            -        95,664       95,664
Money market accounts                                134,333            -             -      134,333
Certificate accounts                                 218,511      126,242         4,430      349,183
Borrowings                                            24,578       88,254        56,000      168,832
                                                   ---------    ---------     ---------    ---------
Total interest-bearing liabilities                   397,422      214,496       224,320      836,238
                                                   ---------    ---------     ---------    ---------

Interest sensitivity gap per period                $  85,422    $ (76,331)    $ 142,523
                                                   =========    =========     =========

Cumulative interest sensitivity gap                $  85,422    $   9,091     $ 151,614
                                                   =========    =========     =========

Cumulative interest sensitivity gap
    as a percentage of total assets                        8%           1%           14%

Cumulative interest-earning assets as a
    percentage of interest-sensitive liabilities         121%         101%          118%

* Less than

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

Interest Rate Volatility May Reduce Our Profitability.

The profitability of our banking subsidiaries depends to a large extent upon their net interest income, which is the difference between their interest income on interest-earning assets, such as loans and investments, and their interest expense in interest bearing liabilities, such as deposits and borrowed funds.

Our net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.

However, we cannot assure you that a decrease in interest rates will not negatively impact our results from operations or financial position. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses.

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover the losses we actually experience, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease if we had to add additional amounts to our allowance for loan losses.

Our Loans Are Concentrated in Certain Areas of Maine and Adverse Conditions in those Markets Could Adversely Affect Our Operations.

We are exposed to real estate and economic factors in the central, southern, western and midcoast areas of Maine because virtually all of our loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our mortgage loans than if our loans were more geographically diverse.

If we do not maintain our historical growth rate, the market price of our common stock could be adversely affected.

The Company's return on shareholders equity and other measures of profitability, which affect the market price of our common stock, depend in part on the Company's continued growth and expansion. Our growth strategy has two principal components - internal and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is crucial to our external growth. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative affect on the market price of our common stock.

We Experience Strong Competition within Our Markets Which May Impact Our Profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our banking subsidiaries and may offer services that our banking subsidiaries do not or cannot provide. Our long-term success depends on the ability of our banking subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

Our Cost of Funds for Banking Operations May Increase as a Result of General Economic Conditions, Interest Rates and Competitive Pressures.

Our banking subsidiaries have traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our banking subsidiaries decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

Our Banking Business is Highly Regulated.

Bank holding companies, national banking associations and state-chartered banks operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC, the FDIC and the Superintendent possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which the Company and its subsidiaries may conduct business and obtain financing.

Furthermore, our business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates CNB and UnitedKingfield must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including CNB and UnitedKingfield.

We Could Be Held Responsible for Environmental Liabilities of Properties We Acquire Through Foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that we could recoup any of the costs from any third party.

To the Extent that We Acquire Other Companies in the Future, Our Business May Be Negatively Impacted by Certain Risks Inherent with such Acquisitions

Although we do not have an aggressive acquisition strategy, we have acquired, and in the future will continue to consider the acquisition of, other banking companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

These risks include the following:

     . the risk that the acquired business will not perform in accordance with management's expectations;

     . the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

     . the risk that management will divert its attention from other aspects of our business;

     .    the risk that we may lose key employees of the acquired business; and

     . the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is included on pages 19 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and report of independent accountant are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and are incorporated herein by reference. Page references are to pages of the Company's Annual Report to Shareholders for the year ended December 31, 2001.

                                                                        PAGE
                                                                        ----
Consolidated Statements of Condition
     December 31, 2001 and 2000                                           24

Consolidated Statements of Income for the years ended
     December 31, 2001, 2000 and 1999                                     25

Consolidated Statements of Changes in the Shareholders' Equity
     for the years ended December 31, 2001, 2000 and 1999                 26

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                     27

Notes to Consolidated Financial Statements                              28-47

Report of Independent Public Accountant                                   48

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on, accounting and financial disclosures.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders to filed with the Securities and Exchange Commission (the "Commission") prior to April 30, 2002.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2002.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders to filed with the Commission prior to April 30, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1.  Index to Financial Statements:

     A list of the consolidated financial statements of the Company and report of the Company's independent public accountant incorporated herein is included in Item 8 of this Report.

     2.   Financial Statement Schedules:

     Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3.   Exhibits:

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 9, 1999).

(3.1) The Company's Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company's Form 10-Q filed with the Commission on August 10, 2001).

(3.2) The Company's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company's Form 10-Q filed with the Commission on November 14, 2001).

(10.1)    CNB's 1993 Stock Option Plan (incorporated herein by reference to
          Exhibit 99.1 to the Company's Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.2) Amendment No. 1 to the 1993 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

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

(10.7) Summary of the Company's Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000).

(10.8)    Deferred Compensation Plan (incorporated herein by reference to
          Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)*   Lease agreement for Acadia in Portland, ME.

(10.10)*  Lease Agreement for CNB branch in Portland, Maine.

(13)*     The Company's 2001 Annual Report to Shareholders.

(21)*     Subsidiaries of the Company.

(23)* Consent of Berry, Dunn, McNeil & Parker relating to the Company's financial statements.

_______________________
* Filed herewith

Deemed filed only with respect to those portions thereof incorporated herein by reference:

     (b) Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle                                          March 26, 2002
--------------------------------------------------------      ------------------
Robert W. Daigle                                              Date
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Daigle                        March 26, 2002        /s/ Gregory A. Dufour             March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
Robert W. Daigle                                  Date          Gregory A. Dufour                         Date
President, Director                                             Senior Vice President-Finance
and Chief Executive Officer

/s/ Rendle A. Jones                         March 26, 2002      /s/ Johann Gouws                   March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
Rendle A. Jones                                   Date          Johann Gouws                              Date
Chairman and Director                                           Director

/s/ Robert J. Gagnon                        March 26, 2002      /s/ Richard N. Simoneau            March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
Robert J. Gagnon                                  Date          Richard N. Simoneau                       Date
Director                                                        Director

/s/ Ann W. Bresnahan                        March 26, 2002      /s/ Arthur E. Strout               March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
Ann W. Bresnahan                                  Date          Arthur E. Strout                          Date
Director                                                        Director

/s/ John W. Holmes                          March 26, 2002      /s/ Theodore C. Johanson           March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
John W. Holmes                                    Date          Theodore C. Johanson                      Date
Director                                                        Director

/s/ Winfield F. Robinson                    March 26, 2002      /s/ Ward I. Graffam                March 26, 2002
----------------------------------------------------------      ---------------------------------------------------
Winfield F. Robinson                              Date          Ward I. Graffam                           Date
Director                                                        Director

/s/ Robert J. Campbell                      March 26, 2002
----------------------------------------------------------
Robert J. Campbell                                Date
Director

                                  EXHIBIT INDEX
                                  -------------

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on August 9, 1999).

(3.1) The Company's Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company's Form 10-Q filed with the Commission on August 10, 2001).

(3.2) The Company's Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company's Form 10-Q filed with the Commission on November 14, 2001).

(10.1)        CNB's 1993 Stock Option Plan (incorporated herein by reference to
              Exhibit 99.1 to the Company's Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.2) Amendment No. 1 to the 1993 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

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

(10.7) Summary of the Company's Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000).

(10.8)        Deferred Compensation Plan (incorporated herein by reference to
              Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)*       Lease agreement for Acadia in Portland, ME.

(10.10)*      Lease Agreement for CNB branch in Portland, Maine.

(13)*         The Company's 2001 Annual Report to Shareholders.

(21)*         Subsidiaries of the Company.

(23)* Consent of Berry, Dunn, McNeil & Parker relating to the Company's financial statements.