Form 10-Q
period 2002-03-31
CAMDEN NATIONAL CORP
filed 2002-05-15
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
Commission File No. 0–28190

CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

MAINE	01–04132282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236–8821

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at May 10, 2002: Common stock (no par value) 8,057,781 shares.

CAMDEN NATIONAL CORPORATION
Form 10–Q for the quarter ended March 31, 2002

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2002, and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with United States generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles.

Berry, Dunn, McNeil & Parker

Portland, Maine
May 9, 2002

PART I.
ITEM I. FINANCIAL INFORMATION

Camden National Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended March 31,
	2002	2001
Interest Income
Interest and fees on loans	$13,589	$16,142
Interest on securities	4,451	3,333
Interest on interest rate swap agreements, net	111	121
Interest on federal funds sold and other investments	197	634

Total interest income	18,348	20,230
Interest Expense
Interest on deposits	4,258	7,423
Interest on other borrowings	2,287	2,539

Total interest expense	6,545	9,962

Net interest income	11,803	10,268
Provision for Loan Losses	647	714

Net interest income after provision for loan losses	11,156	9,554
Other Income
Service charges on deposit accounts	842	843
Income from fiduciary activities	609	360
Merchant program	352	315
Mortgage servicing	204	153
Life insurance earnings	216	189
Unrealized gains on derivative instruments	—	427
Other income	709	546

Total other income	2,932	2,833
Operating Expenses
Salaries and employee benefits	4,001	3,252
Premises and fixed assets	1,161	1,093
Merchant program	347	321
Amortization of core deposit intangibles	252	246
Unrealized losses on derivative instruments	—	84
Other expenses	2,263	1,999

Total operating expenses	8,024	6,995

Less minority interest net income	—	10
Income before income taxes	6,064	5,382

Income Taxes	2,004	1,762

Net Income	$4,060	$3,620

Per Share Data
Basic earnings per share (Net income divided by weighted average shares outstanding)	$0.50	$0.44
Diluted earnings per share	0.50	0.44
Cash dividends per share	0.17	0.16
Weighted average number of shares outstanding	8,057,781	8,145,341

See Independent Accountants’ Review Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

(In thousands)	Three Months Ended March 31,
	2002	2001
Net income	$4,060	$3,620
Other comprehensive income, net of tax:
Cumulative effect to record unrealized appreciation on securities held to maturity transferred to securities available for sale (net of taxes of $1,021)	—	1,982
Change in unrealized (depreciation) appreciation on securities available for sale (net of tax benefit of $667 and tax expense of $902 for 2002 and 2001, respectively)	(1,239)	1,752
Cumulative effect of implementation of SFAS No. 133 (net of taxes of $158)	—	308
Change in effective cash flow hedge component
Unrealized (depreciation) appreciation on derivative instruments marked to market (net of tax benefit of $117 and tax expense of $31 for 2002 and 2001, respectively)	(218)	61

Comprehensive income	$2,603	$7,723

See Independent Accountants’ Review Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries
Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	March 31, 2002		December 31, 2001
	(unaudited	)	(audited	)
Assets
Cash and due from banks	$25,032		$38,861
Securities available for sale, at market	270,677		262,866
Securities held to maturity	1,085		944
Residential mortgages held for sale	91		—
Loans, less allowance for loan losses of $13,422 and $13,514 at March 31, 2002 and December 31, 2001, respectively	735,382		710,528
Bank premises and equipment, net	17,411		17,437
Other real estate owned	224		195
Interest receivable	6,103		5,054
Core deposit intangible	5,472		5,708
Goodwill	4,208		4,208
Other assets	44,512		43,554

Total assets	$1,110,197		$1,089,355

Liabilities
Deposits:
Demand	$86,582		$96,162
NOW	97,363		95,664
Money market	138,337		134,333
Savings	91,555		88,226
Certificates of deposit	296,736		302,987
Brokered certificates of deposit	56,854		46,196

Total deposits	767,427		763,568
Borrowings from Federal Home Loan Bank	185,379		168,832
Other borrowed funds	39,996		42,011
Accrued interest and other liabilities	11,149		9,876

Total liabilities	1,003,951		984,287

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares, issued 8,609,898 shares	2,450		2,450
Surplus	5,782		5,795
Retained earnings	105,294		102,621
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	3,275		4,514
Net unrealized depreciation on derivative instruments marked to market, net of income tax benefit	(218)		—

Total accumulated other comprehensive income	3,057		4,514
Less cost of 552,117 shares of treasury stock	10,337		10,312

Total shareholders’ equity	106,246		105,068

Total liabilities and shareholders’ equity	$1,110,197		$1,089,355

See Independent Accountants’ Review Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Three Months Ended March 31,
	2002	2001
Operating Activities
Net Income	$4,060	$3,620
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	647	714
Depreciation and amortization	411	388
Increase in interest receivable	(1,556)	(606)
(Increase) decrease in other assets	(364)	475
Increase in other liabilities	1,780	1,215
(Increase) decrease in residential mortgage loans held for sale	(91)	8,559
Decrease in minority position	—	(10)

Net cash provided by operating activities	4,887	14,355
Investing Activities
Proceeds from maturities of securities held to maturity	400	—
Purchase of securities held to maturity	(396)	—
Proceeds from sale and maturities of securities available for sale	15,123	4,140
Purchase of securities available for sale	(24,966)	(3,201)
Net increase in loans	(25,501)	(29,565)
Net increase in other real estate owned	(29)	(1)
Purchase of premises and equipment	(313)	(403)
Net sale of federal funds	—	(2,233)

Net cash used by investing activities	(35,682)	(31,263)
Financing Activities
Net increase (decrease) in deposits	3,859	(13,447)
Proceeds from Federal Home Loan Bank borrowings	1,627,673	1,160,957
Repayments on Federal Home Loan Bank borrowings	(1,610,630)	(1,130,808)
Net decrease in other borrowed funds	(2,511)	(4,274)
Exercise and repurchase of stock options	(37)	0
Cash dividends	(1,388)	(1,306)

Net cash provided by financing activities	16,966	11,122
Net decrease in cash and cash equivalents	(13,829)	(5,786)
Cash and cash equivalents at beginning of period	38,861	29,337

Cash and cash equivalents at end of period	$25,032	$23,551

Supplemental disclosures of cash flow information:
Non-Cash transactions:
Transfer of securities from held to maturity to available for sale	0	57,695

See Independent Accountants’ Review Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10–Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2002, and December 31, 2001, the consolidated statements of income for the three months ended March 31, 2002 and March 31, 2001, the consolidated statements of comprehensive income for the three months ended March 31, 2002 and March 31, 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002, and March 31, 2001. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2001 Annual Report to Shareholders.

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2002	2001
Net income, as reported	$4,060	$3,620
Weighted average shares	8,057,781	8,145,341
Effect of dilutive employee stock options	53,667	12,585

Adjusted weighted average shares and assumed conversion	8,111,448	8,157,926

Basic earnings per share	$0.50	$0.44
Diluted earnings per share	0.50	0.44

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements (caps) with notional amounts of $90.0 million at March 31, 2002. These caps are used to limit the Company’s exposure to a rising rate environment. Under these agreements the Company paid up front premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with SFAS No 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap will be carried on the statement of financial condition at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest costs. As of March 31, 2002 and December 31, 2001, the caps have no fair value and therefore there was no effect on the statements of income or other comprehensive income.

The Company also has swap agreements with notional amounts of $30 million at March 31, 2002 to hedge floating rate loans. These swap agreements are designated as a cash flow hedge since they convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statements of income. The fair value of the swap agreements are recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

NOTE 4 — INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in purchase business combinations completed after June 30, 2001, but before SFAS No. 142 was adopted in full, was not amortized. Goodwill acquired in purchase business combinations completed before July 1, 2001, continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company has up to six months from the date of adoption to determine if the goodwill is impaired. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of income. The Company has goodwill with a carrying amount of $4.2 million as of March 31, 2002 and December 31, 2001. The Company did not have any goodwill at March 31, 2001. The Company continues to assess the carrying amount of goodwill under the provisions of SFAS No. 142.

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	March 31, 2002	December 31, 2001
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	3,952	3,716

Core deposit intangible, net	$5,472	$5,708

Amortization expense related to the core deposit intangible for the three months ended March 31, 2002 and 2001 amounted to $235.3 thousand and $246.4 thousand, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2006 is estimated to be $941.1 thousand.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position (SOP) 1-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. This statement did not have an effect on the Company’s consolidated financial condition and results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company’s competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2001. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $4.1 million or $0.50 per fully diluted share, for the first quarter of 2002. This compares to $3.6 million or $0.44 per fully diluted share for the first quarter of 2001. Return on average equity for the quarter was 15.49%, compared to 15.38% for the same period in 2001. Return on average assets for the quarter was 1.51% for the quarter, compared to 1.41% for the same period in 2001.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2002 was $11.8 million, a 14.9% or $1.5 million increase over the net interest income for the first three months of 2001 of $10.3 million. Interest income on investments increased by $679.0 thousand, or 16.9% during the three-month period of 2002 compared to the same period of 2001. This increase was due to the increase in investment volume and was partially offset by a reduction in yields. The Company experienced a 15.8% decrease in interest income on loans during the first three months of 2002 compared to the same period in 2001 due to a declining interest rate environment. The Company’s net interest expense on deposits and borrowings decreased during the first three months of 2002 compared to the same period in 2001. This decrease in funding costs was the result of increased volumes in low-rate deposit accounts as well as decreased deposit and borrowing rates due to the declining interest rate environment. Net interest income, expressed as a percentage of average interest-earnings assets for the three months ended March 31, 2002 and 2001, was 4.74% and 4.44%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2002 and 2001, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was income of $111,000 related to swap transactions during the first three months of 2002 compared to $121,000 in the first three months of 2001. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. However, the average amount of non-accrual loans for the periods reflected were minimal and, therefore, had an insignificant effect on average loan yield.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31,
	2002			2001
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest–earning assets:
Investments	$4,696		6.64%	$4,017		6.92%
Loans	13,748	*	7.62%	16,329	*	9.29%

Total earning assets	18,444		7.34%	20,346		8.70%
Sources of funds:
Demand deposits	—		0.00%	—		0.00%
NOW accounts	108		0.47%	207		0.95%
Savings accounts	212		0.96%	503		2.47%
Money market accounts	628		1.85%	1,283		4.19%
Certificates of deposit	2,707		3.68%	4,923		5.96%
Borrowings	2,287		4.21%	2,539		5.46%
Broker certificates of deposit	603		4.69%	507		7.63%

Total interest–bearing liabilities	6,545		2.72%	9,962		4.38%
Net interest income (fully–taxable equivalent)	11,899			10,384
Less: fully–taxable equivalent adjustment	(96)			(116)

	$11,803			$10,268

Net Interest Rate Spread (fully–taxable equivalent)			4.62%			4.32%
Net Interest Margin (fully–taxable equivalent)			4.74%			4.44%

*Includes net swap income figures – 2002: $111,000 and 2001: $121,000.

Notes:  Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully–taxable equivalent.

The calculation of the Net Interest Rate Spread and Net Interest Margin ratios were changed during the second quarter of 2001 to include demand deposits. In addition, the average balances are based on a daily versus monthly average. These changes resulted in an increase of the March 2001 ratios previously reported.

AVERAGE BALANCE SHEETS

Dollars in thousands	Three Months Ended March 31,
	2002	2001
Interest–earning assets:
Investments	$286,713	$235,281
Loans	731,481	712,626

Total interest–earning assets	1,018,194	947,907
Cash and due from banks	25,580	25,456
Other assets	62,516	63,041
Less allowance for loan losses	13,667	11,138

Total assets	$1,092,623	$1,025,266

Sources of funds:
Demand deposits	$84,587	$76,647
NOW accounts	93,261	88,492
Savings accounts	89,497	82,480
Money market accounts	137,760	124,171
Certificates of deposits	298,644	334,926
Short–term borrowings	220,501	188,760
Broker certificates of deposit	52,128	26,931

Total sources of funds	976,378	922,407
Other liabilities	9,956	8,728
Shareholders’ equity	106,289	94,131

Total liabilities and shareholders’ equity	$1,092,623	$1,025,266

ANALYSIS OF VOLUME AND RATE CHANGES ON
NET INTEREST INCOME AND EXPENSES

	March 31, 2002 Over March 31, 2001
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest–earning assets:
Investments	$878	$(199)	679
Loans	432	(3,013)	(2,581)

Total interest income	1,310	(3,212)	(1,902)

Interest–bearing liabilities:
NOW accounts	11	(110)	(99)
Savings accounts	43	(334)	(291)
Money market accounts	140	(795)	(655)
Certificates of deposit	(533)	(1,683)	(2,216)
Borrowings	427	(679)	(252)
Broker certificates of deposit	474	(378)	96

Total interest expense	562	(3,979)	(3,417)
Net interest income (fully taxable equivalent)	$748	$767	$1,515

NONINTEREST INCOME

Total non-interest income increased by $99.0 thousand or 3.5% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Trust fees increased $249.0 thousand or 69.2% for the first quarter of 2002 compared to the same quarter of 2001. This increase can be attributed to Acadia Trust, N.A., which was acquired on July 19, 2001, and therefore, did not contribute trust fees in the first quarter of 2001. Furthermore, with the addition of the Acadia Financial Consultants division at the Company’s bank subsidiaries in late 2001, the Company also recognized $75.5 thousand in brokerage and insurance commissions during the first three months of 2002. There was no brokerage and insurance commission income in the first quarter of 2001. Mortgage servicing income increased $51.0 thousand or 33.3% in the first quarter of 2002 compared to the same period one year ago, primarily due to an increase in the amount of mortgage loans sold in the first three months of 2002 compared with 2001. There were no unrealized gains or losses recognized on derivative instruments during the first quarter of 2002, whereas, the Company recognized $427.0 thousand of unrealized gains on derivative instruments in the first quarter of 2001 due to the adoption of SFAS No. 133. Other income increased $158.0 thousand or 28.4% in the first three months of 2002 compared to the same period in 2001. The increase is primarily due to management fees earned by Acadia Trust, N.A., which was acquired in July 2001, and therefore, did not contribute management fees in the first quarter of 2001.

NONINTEREST EXPENSE

Total non-interest expense increased by $1.0 million or 14.7% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Salaries and employee benefits cost increased by $749.0 thousand or 23.0% in the first quarter of 2002 compared to 2001. This increase was the result of normal annual increases, higher benefit costs, and the employee costs associated with the new subsidiary, Acadia Trust, N.A. and the new division of the bank subsidiaries, Acadia Financial Consultants, neither of which existed in the first quarter of 2001. Other operating expenses increased $264.0 thousand or 13.2% in the first quarter of 2002 compared to the first quarter of 2001. The largest increases were in deferred director fees, marketing, and hiring and training costs, which increased by $190.0 thousand, $76.0 thousand and $58.0 thousand, respectively, in the first quarter of 2002 compared to the first quarter of 2001. A decrease of $294.0 thousand in derivative contract amortization represented the largest decline in non-interest expenses in the first quarter of 2002 compared the first quarter of 2001, due in part to the adoption of SFAS No. 133 in 2001.

FINANCIAL CONDITION

During the first three months of 2002, average assets increased by $67.4 million, or 6.6% from March 31, 2001, to $1.1 billion. The largest growth was in the investment portfolio that averaged $286.7 million during the first three months of 2002, as compared to $235.3 million during the first three months of 2001, reflecting an increase of $51.4 million or 21.9%. Contributing to this increase was the securitization of $57.0 million of residential mortgages (i.e. the sale of residential mortgages purchased back by the Company as mortgage-backed securities) during the third quarter of 2001. Loan growth for the period was 2.6% or $18.9 million, which resulted in total average loan balances, including residential mortgages held for sale, of $731.5 million. When adjusted for the securitization of the $57 million of residential mortgages average loan growth reflected a 10.6% increase during the first quarter of 2002 compared to 2001. The largest increase was in average commercial real estate loans, which increased by $43.8 million or 18.7% during the first quarter of 2002 compared to 2001. Average commercial loans increased by $15.0 million or 10.5%, while average residential real estate loans increased $24.0 million or 10.2% during the first quarter of 2002, when adjusted for the securitization transaction compared to the first quarter of 2001.

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of March 31, 2002 and 2001, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Reflecting the Company’s primary source of funds, average deposits of $755.9 million during the first quarter of 2002 increased $22.2 million or 3.0% from $733.6 million the first quarter of 2001. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sell securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first quarter of 2002 were $220.5 million, an increase of $31.7 million or 16.8% from $188.8 million the first quarter of 2001 due to the need for funds resulting from increases in commercial and commercial real estate loans, as well as in residential mortgage loans. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings.

In determining the adequacy of the allowance for loan losses (“ALL”), management relies primarily on its review of the loan portfolio both to ascertain whether there are specific loan losses to be reserved against, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, each quarter management conducts a formal analysis of the ALL, which considers the current loan mix and loan volumes, historical net loan loss experience for each loan category, and current economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALL as conditions dictate.

During the first three months of 2002, the Company provided $647.0 thousand to the allowance for loan losses compared to $714.0 in the first quarter 2001. Total non-performing assets were 1.00% of total loans outstanding at March 31, 2002, compared to 0.85% of loans outstanding March 31, 2001. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at March 31, 2002 of $13.4 million, or 1.79%, of total loans outstanding was appropriate given the current economic conditions in the Company’s service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALL was 1.59% at March 31, 2001.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk–adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk–based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company’s Tier 1 and total risk based capital ratios at March 31, 2002, of 12.6% and 13.9%, respectively, exceed regulatory guidelines. The Company’s Tier 1 and total risk based capital ratios at December 31, 2001 were 12.9% and 14.2%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $1.4 million and $1.3 million in the first three months of 2002 and 2001, respectively. During the first three months of 2002, Camden National Bank declared a dividend to the Company of $3.9 million, which included $1.4 million for dividend payments to shareholders of the Company and $2.5 million related to contributions of capital by Camden National Bank to equalize the capital ratios of the two subsidiary banks for the year 2002. During the first three months of 2001, the dividends declared by Camden National Bank included $0.8 million for dividend payments to shareholders of the Company. During the first three months of 2002, UnitedKingfield declared no dividends. UnitedKingfield Bank declared $0.5 million for dividend payments to shareholders of Camden National Corporation during the first three months of 2001.

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

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE
ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the subsidiaries’ Boards of Directors that are reviewed and approved annually. Each subsidiary’s Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company’s management Asset/Liability Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expenses associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2002.

Rate Change	Estimated Changes in NII

+200bp	0.92%
-200bp	(3.01%)

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

The most significant factors affecting the changes in market risk exposures during the first quarter of 2002 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate loans extended by the subsidiary banks, and the increase of fixed-rate FHLBB borrowings. With increases on the balance sheet in fixed-rate loans and borrowings, the Company reduced its opportunity to lower funding costs in a declining rate environment. Due to the current low level of market rates the Company decreased its exposure in a rising rate environment, while increasing its market risk in both a flat or declining interest rate environment. The increased risk in the flat or declining interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the subsidiaries. As of March 31, 2002, the Company had a notional principal of $30 million in interest rate swap agreements, and $90 million in cap contracts. The $30 million of interest rate swap agreements mature in 2005. The two cap contracts ($20 million and $70 million) have strike rates of 7.5% and 7.0%, respectively, and both mature in 2002. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. These agreements were entered into to convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into in this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company.

In a purchased interest rate cap agreement, cash interest payments are received only if current interest rates rise above predetermined interest rates. These agreements were purchased to protect the Company’s exposure to fixed rate instruments in a rising rate environment. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks entered into in this transaction are: 1) the risk of default from the counterparty from whom the Company purchased the cap; 2) poor correlation between the rate being capped and the liability cost of the Company; and, 3) the fee being paid for the protection (i.e. if rates do not rise the protection will never have any value). Over the term of the cap, the Company will always write-off the total premium paid for protection.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Starting in 2002, the Company’s executive officers are entitled to participate in a non-qualified executive incentive program that will reward these individuals based on the achievement of financial objectives, as determined by the Compensation Committee of the Board of Directors. Under this program, executive officers are eligible to receive incentive payments ranging from 20% to 40% of annual salary, based upon achievement by the Company and its operating subsidiaries of specified financial goals. In addition, executive officers can elect to participate in a non-qualified deferred compensation plan that allows for the deferral of up to 50% of the executive’s base salary and 30% of the executive’s incentive compensation. Refer to Exhibit 10.11 Executive Deferred Compensation Agreement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K.

(a)  Exhibits

(3.i.)  The Articles of Incorporation of Camden National Corporation, as amended to date, are incorporated herein by reference.

(3.ii.)  The Bylaws of Camden National Corporation, as amended to date, Exhibit 3.ii. to the Company’s Registration Statement on Form S–4 filed with the Commission on September 25, 1995, file number 33–97340, are incorporated herein by reference.

(10.11) Executive Deferred Compensation Agreement.

(23.1)  Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation.

(b)  Reports on Form 8–K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	5/15/2002
Robert W. Daigle President and Chief Executive Officer	Date

/s/ Gregory A. Dufour	5/15/2002
Gregory A. Dufour Senior Vice President—Finance	Date