Form 10-Q
period 2002-06-30
CAMDEN NATIONAL CORP
filed 2002-08-13
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Outstanding at July 31, 2002: Common stock (no par value) 8,057,781 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2002

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2002, and for the six-month and three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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
July 31, 2002

PART I.

ITEM 1.    FINANCIAL STATEMENTS

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands, except number of shares and per share data)
Interest Income
Interest and fees on loans	$27,349	$32,290
Interest on securities	8,667	7,268
Interest on interest rate swap agreements, net	269	311
Interest on federal funds sold and other investments	364	607

Total interest income	36,649	40,476

Interest Expense
Interest on deposits	8,509	14,003
Interest on other borrowings	4,703	5,076

Total interest expense	13,212	19,079

Net interest income	23,437	21,397
Provision for Loan Losses	1,950	1,428

Net interest income after provision for loan losses	21,487	19,969

Other Income
Service charges on deposit accounts	1,860	1,768
Income from fiduciary activities	1,225	502
Merchant program	869	767
Mortgage servicing	445	246
Net gains on derivative instruments	—	932
Life insurance earnings	433	378
Other income	1,839	1,063

Total other income	6,671	5,656

Operating Expenses
Salaries and employee benefits	8,014	6,712
Premises and fixed assets	2,329	2,128
Merchant program	836	835
Amortization of core deposit intangible	487	493
Other expenses	4,217	4,083

Total operating expenses	15,883	14,251

Income before income taxes and cumulative effect of accounting change	12,275	11,374
Income Taxes	4,007	3,751

Income before cumulative effect of accounting change	8,268	7,623
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	(449)	—

Net Income	$7,819	$7,623

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$1.03	$0.94
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.06)	—

Basic earnings per share	0.97	0.94

Diluted earnings per share before cumulative effect of accounting change	1.02	0.93
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.06)	—

Diluted earnings per share	0.96	0.93
Cash dividends per share	$0.34	$0.32
Weighted average number of shares outstanding	8,057,781	8,145,341

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,
	2002	2001
	(In thousands, except number of shares and per share data)
Interest Income
Interest and fees on loans	$13,761	$16,460
Interest on securities	4,216	3,292
Interest on interest rate swap agreements, net	157	190
Interest on federal funds sold and other investments	167	304

Total interest income	18,301	20,246

Interest Expense
Interest on deposits	4,252	6,580
Interest on other borrowings	2,415	2,537

Total interest expense	6,667	9,117

Net interest income	11,634	11,129
Provision for Loan Losses	1,303	714

Net interest income after provision for loan losses	10,331	10,415

Other Income
Service charges on deposit accounts	1,018	925
Income from fiduciary activities	615	246
Mortgage servicing	240	93
Merchant program	518	452
Net gains on derivative instruments	—	589
Life insurance earnings	216	189
Other income	1,132	413

Total other income	3,739	2,907

Operating Expenses
Salaries and employee benefits	4,013	3,460
Premises and fixed assets	1,168	1,078
Merchant program	489	528
Amortization of core deposit intangible	235	247
Other expenses	1,954	2,017

Total operating expenses	7,859	7,330

Income before income taxes	6,211	5,992
Income Taxes	2,003	1,989

Net Income	$4,208	$4,003

Per Share Data
Basic earnings per share	$0.53	$0.50
Diluted earnings per share	0.52	0.49
Cash dividends per share	0.17	0.16
Weighted average number of shares outstanding	8,057,781	8,145,341

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Net income	$7,819	$7,623
Other comprehensive income, net of tax:
Cumulative effect to record unrealized appreciation on securities held to maturity transferred to securities available for sale (net of taxes of $1,021 for 2001)	—	1,982
Change in unrealized appreciation on securities available for sale (net of taxes of $556 and $800 for 2002 and 2001, respectively)	1,032	1,552
Cumulative effect of implementation of SFAS No. 133 (net of taxes of $158 for 2001)	—	308
Change in effective cash flow hedge component of unrealized appreciation (depreciation) on derivative instruments marked to market (net of taxes of $42 and $(158) for 2002 and 2001, respectively)	78	(308)

Comprehensive income	$8,929	$11,157

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Net income	$4,208	$4,003
Other comprehensive income, net of tax:
Change in unrealized appreciation (depreciation) on securities available for sale (net of taxes of $1,223 and $(103) for 2002 and 2001, respectively)	2,271	(200)
Change in effective cash flow hedge component of unrealized appreciation (depreciation) on derivative instruments marked to market (net of taxes of $159 and $(189) for 2002 and 2001, respectively)	296	(369)

Comprehensive income	$6,775	$3,434

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
	(In thousands, except number of shares and per share data)
ASSETS
Cash and due from banks	$30,561	$38,861
Federal funds sold	45,835	—
Securities available for sale, at market	259,674	262,866
Securities held to maturity	1,042	944
Residential mortgages held for sale	207	—
Loans, less allowance for loan losses of $14,235 and $13,514 at June 30, 2002 and December 31, 2001, respectively	740,032	710,528
Premises and equipment, net	17,523	17,437
Other real estate owned	190	195
Interest receivable	6,148	5,054
Core deposit intangible, net	5,237	5,708
Goodwill	3,518	4,208
Other assets	44,321	43,554

Total assets	$1,154,288	$1,089,355

LIABILITIES
Deposits:
Demand	$89,560	$96,162
NOW	91,902	95,664
Money market	161,059	134,333
Savings	91,178	88,226
Certificates of deposit	318,066	302,987
Brokered certificates of deposit	56,754	46,196

Total deposits	808,519	763,568
Borrowings from Federal Home Loan Bank	172,547	168,832
Other borrowed funds	50,551	42,011
Accrued interest and other liabilities	11,563	9,876

Total liabilities	1,043,180	984,287

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,775	5,795
Retained earnings	107,666	102,621
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	5,546	4,514
Net unrealized appreciation on derivative instruments marked to market, net of income tax	78	—

Total accumulated other comprehensive income	5,624	4,514
Less cost of 552,117 shares of treasury stock	10,407	10,312

Total shareholders’ equity	111,108	105,068

Total liabilities and shareholders’ equity	$1,154,288	$1,089,355

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Operating Activities
Net Income	$7,819	$7,623
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,950	1,428
Depreciation and amortization	837	809
Increase in interest receivable	(1,004)	(772)
Decrease in core deposit intangible	471	493
Goodwill impairment loss	690	0
Increase in other assets	(1,330)	(201)
Increase in other liabilities	1,598	1,193
(Increase) decrease in residential mortgage loans held for sale	(207)	10,325
Decrease in minority position	—	(12)

Net cash provided by operating activities	10,824	20,886

Investing Activities
Proceeds from maturities of securities held to maturity	500	—
Purchase of securities held to maturity	(595)	—
Proceeds from sale and maturities of securities available for sale	36,673	11,038
Purchase of securities available for sale	(31,991)	(3,201)
Net increase in loans	(31,454)	(58,299)
Net decrease in other real estate owned	5	71
Purchase of premises and equipment	(745)	(1,543)
Net sale of federal funds	(45,835)	—

Net cash used in investing activities	(73,442)	(51,934)

Financing Activities
Net increase (decrease) in deposits	44,952	(20,923)
Proceeds from Federal Home Loan Bank borrowings	2,402,253	2,622,875
Repayments on Federal Home Loan Bank borrowings	(2,398,539)	(2,574,863)
Net increase in other borrowed funds	8,540	2,829
Exercise and repurchase of stock options	(113)	(54)
Cash dividends	(2,775)	(2,613)

Net cash provided by financing activities	54,318	27,251

Net decrease in cash and cash equivalents	(8,300)	(3,797)
Cash and cash equivalents at beginning of year	38,861	29,337

Cash and cash equivalents at end of period	$30,561	$25,540

Supplemental disclosures of cash flow information:
Non-Cash transactions:
Transfer of securities from held to maturity to available for sale	—	57,695
Transfer from loans to real estate owned	—	54

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2002, and December 31, 2001, the consolidated statements of income for the six and three months ended June 30, 2002 and June 30, 2001, the consolidated statements of comprehensive income for the six and three months ended June 30, 2002 and June 30, 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and June 30, 2001. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six-month period ended June 30, 2002 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2001 Annual Report to Shareholders.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands, except number of shares and per share data)
Net income, as reported	$7,819	$7,623
Weighted average shares	8,057,781	8,145,341
Effect of dilutive employee stock options	61,990	19,333

Adjusted weighted average shares and assumed conversion	8,119,771	8,164,674

Basic earnings per share	$0.97	$0.94
Diluted earnings per share	0.96	0.93

	Three Months Ended June 30,
	2002	2001
Net income, as reported	$4,208	$4,003
Weighted average shares	8,057,781	8,145,341
Effect of dilutive employee stock options	61,990	19,333

Adjusted weighted average shares and assumed conversion	8,119,771	8,164,674

Basic earnings per share	$0.53	$0.50
Diluted earnings per share	0.52	0.49

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements (caps) with notional amounts of $90.0 million at June 30, 2002. These caps are used to limit the Company’s exposure to a rising rate environment. Under these agreements the Company paid up front premiums for the right to receive cash flow payments in excess of the predetermined cap rate, thus, effectively capping its interest rate cost for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap will be carried on the statement of condition at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest costs. As of June 30, 2002 and December 31, 2001, the caps have no fair value and therefore there was no effect on the statements of income or other comprehensive income.

The Company also has swap agreements with notional amounts of $30 million at June 30, 2002 to hedge floating rate loans. These swap agreements are designated as a cash flow hedge since they convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statements of income. The fair values of the swap agreements are recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

Upon implementation of SFAS No. 133, net gains and losses related to the effective cash flow hedge component of derivative instruments were reported as a cumulative effect adjustment to other comprehensive income.

NOTE 4—CORE DEPOSIT INTANGIBLES

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	4,187	3,716

Core deposit intangible, net	$5,237	$5,708

Amortization expense related to the core deposit intangible for the six and three month periods ended June 30, 2002 amounted to $471.0 thousand and $235.0 thousand, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2007 is estimated to be $941.1 thousand.

NOTE 5—GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. SFAS No. 142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, was not amortized. The Company had no business combinations treated as a purchase before July 1, 2001, thus the Company did not have any goodwill prior to that date. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. No such reclassifications were required.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was permanently impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. As a result of this process, the Company has identified Banking and Financial Services as reporting units based on operational characteristics, the existence of discrete financial information, and direct management review of these units. The Company had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the transitional impairment loss, net of taxes, was recognized as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of income.

The Company estimated the value of goodwill as of January 1, 2002 utilizing several standard valuation techniques, including discounted cash flow analyses, as well as an estimation of the impact of business conditions on the long-term value of the goodwill carried on the Company’s balance sheet. Management and the Board of Directors determined that the impact of the overall deterioration of the stock market on investor activities within its target market had negatively impacted the value of the Company’s goodwill balances related to the acquisitions of its financial services subsidiaries. This resulted in an estimation of impairment of $690,000, before taxes, which management determined as of June 30, 2002, effective January 1, 2002.

At January 1, 2002, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

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

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under SFAS 142. Various other valuation methodologies are utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, mortgage servicing rights, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

Results Of Operations

The Company reported consolidated net income of $7.8 million or $0.96 per diluted share, for the first six months of 2002. This is an increase of $196.0 thousand or 2.6% compared to net income of $7.6 million or $0.93 per diluted share for the comparable period of 2001. Net income before the cumulative effect of a change in accounting for goodwill was $8.3 million, an increase of 8.5% compared to the first six months of 2001. On a fully diluted per share basis, earnings before the cumulative effect of a change in accounting for goodwill were $1.02 per share for the first six months of 2002, compared to $0.93 reported for the first six months of 2001. Return on average equity (“ROE”) and return on average assets (“ROA”) for the first half of the year was 14.66% and 1.42%, respectively. ROE and ROA were 16.16% and 1.50%, respectively, for the same period in 2001.

For the second quarter of 2002, the Company reported consolidated net income of $4.2 million or $0.52 per diluted share, an increase of 6.1% over earnings per diluted share of $0.49 reported for the second quarter of

2001. When excluding income from the sale of securities and derivative instruments, fully diluted earnings per share for the second quarter of 2002 would have been $0.51 compared to $0.44 for the second quarter of 2001, an increase of 15.9%.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2002 was $23.6 million, a 9.2% or $2.0 million increase over the net interest income for the first six months of 2001 of $21.6 million. Interest income on loans decreased by $5.0 million, or 15.4% during the six-month period of 2002 compared to the same period of 2001. This decrease was due to decreases in loan yields resulting from a decreasing interest rate environment. The Company experienced an increase in interest income on investments during the first six months of 2002 compared to the same period in 2001 due to increased investment volumes. The Company’s interest expense on deposits and borrowings decreased during the first six months of 2002 compared to the same period in 2001. This decrease was the result of the decreasing interest rate environment that was somewhat offset by increased deposit volumes. Net interest income, expressed as a percentage of average interest-earnings assets for the first half of 2002 and 2001, was 4.62% and 4.55%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2002 was $11.7 million, a 4.2% or $0.5 million increase, over $11.2 million in net interest income for the same period in 2001.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2002 and 2001, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of $269.0 thousand during the first six months of 2002 compared to an increase of $311.0 thousand in the first six months of 2001. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Non-accrual loans for June 30, 2002 and 2001 were $7.7 million and $6.3 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
	Dollars in thousands
Interest-earning assets:
Investments (including federal funds sold)	$9,129		6.41%	$7,977		6.86%
Loans	27,712	*	7.52%	32,744	*	9.12%

Total earning assets	36,841		7.20%	40,721		8.56%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	205		0.45%	409		0.92%
Savings accounts	424		0.95%	946		2.33%
Money market accounts	1,214		1.77%	2,523		4.11%
Certificates of deposit	5,403		3.61%	9,114		5.57%
Borrowings	4,703		4.22%	5,076		5.21%
Brokered certificates of deposit	1,263		4.68%	1,011		7.68%

Total interest-bearing liabilities	13,212		2.69%	19,079		4.16%

Net interest income (fully-taxable equivalent)	23,629			21,642
Less: fully-taxable equivalent adjustment	(192)			(245)

	$23,437			$21,397

Net Interest Rate Spread (fully-taxable equivalent)			4.51%			4.40%
Net Interest Margin (fully-taxable equivalent)			4.62%			4.55%

*	Includes net swap income figures—2002: $269,000 and 2001: $311,000.

Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Six Months Ended June 30,
	2002	2001
	Dollars in thousands
Interest-earning assets:
Investments (including federal funds sold)	$287,202	$234,326
Loans	743,463	723,965

Total interest-earning assets	1,030,665	958,291

Cash and due from banks	26,594	23,879
Other assets	63,224	56,790
Less allowance for loan losses	13,665	11,510

Total assets	$1,106,818	$1,027,450

Sources of funds:
Demand deposits	$86,677	$76,370
NOW accounts	92,893	89,394
Savings accounts	89,743	81,993
Money market accounts	138,378	123,649
Certificates of deposits	302,182	330,123
Short-term borrowings	224,743	196,328
Brokered certificates of deposit	54,471	26,562

Total sources of funds	989,087	924,419

Other liabilities	10,208	7,904
Shareholders’ equity	107,523	95,127

Total liabilities and shareholders’ equity	$1,106,818	$1,027,450

ANALYSIS OF VOLUME AND RATE CHANGES ON
NET INTEREST INCOME AND EXPENSES

	June 30, 2002 Over June 30, 2001
	Change Due to Volume	Change Due to Rate	Total Change
	Dollar in thousands
Interest-earning assets:
Investments (including federal funds sold)	$1,800	$(648)	$1,152
Loans	882	(5,914)	(5,032)

Total interest income	2,682	(6,562)	(3,880)

Interest-bearing liabilities:
NOW accounts	16	(220)	(204)
Savings accounts	89	(611)	(522)
Money market accounts	301	(1,610)	(1,309)
Certificates of deposit	(771)	(2,940)	(3,711)
Short-term borrowings	735	(1,108)	(373)
Brokered certificates of deposit	1,063	(812)	251

Total interest expense	1,433	(7,301)	(5,868)

Net interest income (fully taxable equivalent)	$1,249	$739	$1,988

Noninterest Income

Total non-interest income increased by $1.0 million or 17.9% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Excluding the gain of $932.0 thousand realized from the sale of derivative instruments during 2001, non-interest income increased $1.9 million or 41.2%. Service charges on deposit accounts increased $92.0 thousand or 5.2% for the first half of 2002 compared to 2001. Income from trust fees increased $723.0 thousand or 144.0% primarily due to the acquisition of Acadia Trust, N.A. on July 19, 2001. Merchant card program fees increased $102.0 thousand or 13.3 % during the first half of the year compared to a comparable period in 2001 due to increased volumes. Residential mortgage servicing rights associated with sales of residential real estate loans increased $199.5 thousand due to increased sale of loans during the first half of 2002 compared to 2001. Other non-interest income increased $776.0 or 73.0%, primarily due to $505.6 thousand in management fees from Acadia Trust, N.A., gains on the sale of investments of $143.0 thousand, and an increase in brokerage fees of $135.4 thousand from Acadia Financial Consultants, our banks’ full-service brokerage and insurance divisions added during the fourth quarter of 2001.

Total non-interest income increased by $832.0 thousand or 28.6% during the second quarter of 2002 compared to the second quarter of 2001. Excluding the gain of $589.0 thousand recognized from the sale of derivative instruments during the second quarter of 2001, non-interest income increased $1.4 million or 61.3%. Service charges on deposit accounts increased $93.0 thousand or 10.1% for the second quarter of 2002 compared to 2001. Merchant card program fees increased $66.0 thousand or 14.6% during the second quarter due to increased volumes. Income from trust fees increased by $369.0 thousand or 150.0% in the second quarter of 2002 compared to 2001 due to the acquisition of Acadia Trust, N.A. Other non-interest income increased $719.0 or 174.1%, primarily due to $342.9 thousand in investment management fees from Acadia Trust, N.A., gains on the sale of investments of $156.2 thousand, a gain on the sale of an OREO property of $93.0 thousand, and an increase in brokerage fees of $59.9 thousand from Acadia Financial Consultants.

During the second quarter of 2002, the overall impact of the general stock market environment negatively impacted business activities in the Company’s financial services business lines. General stock market activity could affect the Company’s financial results in several ways. For example, decreased market values of clients’ assets under management (“AUM”) would result in decreased AUM levels to which management fees can be charged to the Company’s clients. Additionally, an overall negative investor sentiment toward the stock market would affect the Company’s ability to attract and retain clients who use the Company’s investment management services. The impact of the existing stock market performance, however, may also benefit the Company’s banking subsidiaries as disenchanted stock market investors search for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

Noninterest Expense

Total non-interest expense increased by $1.6 million or 11.5% in the six month period ended June 30, 2002 compared to the six months ended June 30, 2001. Salaries and employee benefit costs increased by $1.3 million or 19.4% during the first six months of 2002 compared to 2001. The largest portion of this increase, approximately $1.1 million, was related to costs associated with Acadia Trust N.A. and Acadia Financial Consultants. Excluding this amount, the increase for the six month period would have been $231.0 thousand or 3.4%, which is due to normal annual salary increases and higher benefit costs. Expenses related to premises and fixed assets increased $201.0 thousand or 9.4% during the first half of 2002 compared to 2001 due to the addition of Acadia Trust, N.A. and the renovation and expansion of several of the Company’s facilities. Other operating expenses increased by $134.0 thousand or 3.3%, in the first six months of 2002 compared to the first six months of 2002. The largest contributing factor was the expenses related to the acquisition of Acadia Trust, N.A.

Total non-interest expense increased by $529.0 thousand or 7.2% in the quarter ended June 30, 2002 compared to the same quarter ended June 30, 2001. Salaries and employee benefit costs increased by $553.0 thousand or 16.0% during the second quarter of 2002 compared to 2001. The largest portion of this increase, approximately $545.9 thousand, is related to the costs associated with Acadia Trust N.A. and Acadia Financial

Consultants. Expenses related to premises and fixed assets increased $90.0 thousand or 8.3% during the second quarter of 2002 compared to 2001 due to the addition of Acadia Trust, N.A. and the renovation and expansion of several of the Company’s facilities. Other operating expenses decreased by $63.0 thousand or 3.1%, in the second quarter of 2002 compared to the second quarter of 2001. The largest contributing factors were the amortization of $213.0 thousand related to cap contracts and expenses related to the acquisitions of Acadia Trust, N.A. of $188.0 thousand recognized in the second quarter of 2001.

Financial Condition

During the first six months of 2002, average assets increased by $79.4 million, or 7.7%, to $1.1 billion. This increase was the result of an increase in the loan portfolio (including residential mortgages held for sale) of $19.5 million or 2.7% to $743.5 million of average loans outstanding during the first half of 2002 compared to $724.0 million of average loans outstanding during the first half of 2001. There were increases in several loan categories. The largest increase was in commercial real estate loans, which increased by $48.4 million, or 20.1%, during the first half of 2002 compared to 2001. Average residential real estate loans decreased by $33.8 million, or 14.4%, during the first half of 2002 compared to the first half of 2001. During the second half of 2001 the Company securitized $57.0 million of residential mortgages which resulted in higher investment balances and lower loan balances. The Company’s securities portfolio averaged $287.2 million during the first half of 2002, an increase of $52.9 million or 22.6%, as compared to $234.3 million during the first half of 2001 reflecting the $57.0 million of securitized residential mortgage loans.

The liquidity needs of the Company requires the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of June 30, 2002 and 2001, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Reflecting the Company’s primary source of funds, average deposits of $764.3 million during the first half of 2002 increased $36.3 million or 5.0% from $728.1 million the first half of 2001. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first half of 2002 were $224.7 million, an increase of $28.4 million or 14.5% from $196.3 million during the first half of 2001 due to the need for funds resulting from increases in commercial and commercial real estate loans. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings.

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

During the first six months of 2002, the Company provided $2.0 million to the allowance for loan losses compared to $1.4 million in the first half of 2001. A softening of the economy in the central and western Maine markets had an adverse impact on UnitedKingfield Bank’s asset quality during the quarter. In response to this developing trend, the Company conducted a thorough review of UnitedKingfield Bank’s loan portfolio which resulted in an increase in the Company’s non-performing assets, as a percent of total loans. Total non-performing assets were 1.02% of total loans outstanding at June 30, 2002, compared to 0.84% of loans outstanding June 30, 2001. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at June 30, 2002 of $14.2 million, or 1.89%, of total loans outstanding was appropriate given the current economic conditions in the Company’s service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALL was 1.63% at June 30, 2001.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company’s Tier 1 and total risk based capital ratios at June 30, 2002, of 12.5% and 13.7%, respectively, exceed regulatory guidelines. The Company’s Tier 1 and total risk based capital ratios at December 31, 2001 were 12.9% and 14.2%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $2.8 million and $2.6 million in the first six months of 2002 and 2001, respectively

Impact of Inflation and Changing Prices

The Consolidated Interim Financial Statements and the Notes to Consolidated Interim Financial Statements thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure at the bank subsidiaries is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors that are reviewed and approved annually. Each subsidiary’s Board of Directors’ Asset/Liability Committee delegates responsibility for carrying out the asset/liability management policies to the Company’s management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2002.

Rate Change	Estimated Changes in NII
+200bp	1.89%
-200bp	(1.87%)

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

The most significant factors affecting the changes in market risk exposures during the first half of 2002 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate loans extended by the subsidiary banks, and the increase of fixed-rate FHLBB borrowings. With increases on the balance sheet in fixed-rate loans and borrowings, the Company reduced its opportunity to lower funding costs in a declining rate environment. The Company decreased its exposure in a rising rate environment, while increasing its market risk in both a flat or declining interest rate environment. The increased risk in the flat or declining interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of June 30, 2002, the Company had a notional principal of $30 million in interest rate swap agreements and $90 million in cap contracts. The $30 million of interest rate swap agreements mature in 2005. The two cap contracts ($20 million and $70 million) have strike rates of 7.5% and 7.0%, respectively, and both mature in 2002. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3—Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of shareholders was held on April 30, 2002.

(b)  Robert J. Campbell, Ward I. Graffam, John W. Holmes, and Winfield F. Robinson were elected as directors at the annual meeting. Rendle A. Jones, Ann W. Bresnahan, Robert W. Daigle, Johann H. Gouws, Robert J. Gagnon, Theodore C. Johanson, Richard N. Simoneau, and Arthur E. Strout continued in office as directors after the meeting.

(c)  Matters voted upon at the meeting. 1) To elect as director nominees—Robert J. Campbell, Ward I. Graffam, John W. Homes, and Winfield F. Robinson to serve a three year term to expire at the annual meeting in 2005. Total votes cast: 6,146,381, with 6,090,854 for, and 55,527 withheld. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent public accountants for 2002. Total votes cast: 6,146,381, with 6,041,230 for, 98,309 against, and 6,842 abstain.

ITEM 5.    OTHER INFORMATION

Statement regarding extension of credit and loans to individuals of the Company

The Company’s banking subsidiaries, operating under the supervision of The Federal Reserve Board (the “Fed”) and the Office of the Comptroller of the Currency (the “OCC”) are allowed to extend credit, or make loans, to officers and employees of the Company and its subsidiaries. Loans to executive officers and members of the boards of directors (“Reg. O officers”) of the Company and its banking subsidiaries are regulated by the Fed and the OCC through Regulation O, which ensures all extensions of credit to Reg. O officers are structured and made at interest rates that are offered to all customers of the banking subsidiaries. Additional disclosures of Reg. O extensions of credit are publicly available through each bank’s submission of its Call Report with the Federal Depository Insurance Company (“FDIC”).

Explanation of regulation and oversight of the Company and its subsidiaries

The Company and its subsidiaries operate in a highly regulated environment, which is primarily designed to protect depositors and loan customers of its banking subsidiaries as well as investment customers of its financial services subsidiaries and business lines. As a bank holding company, Camden National Corporation undergoes periodic reviews by the Federal Reserve Bank of Boston (the “Boston Fed”). The Company’s Camden National Bank subsidiary, a nationally chartered bank, is regulated by the Office of the Comptroller of the Currency (the “OCC”) while its UnitedKingfield Bank subsidiary, a state chartered bank, undergoes periodic reviews by the State of Maine—Bureau of Financial Institutions and the FDIC. Acadia Trust, N.A., a nationally chartered non-depository trust company undergoes periodic exams by the OCC. Both Camden National Bank and UnitedKingfield Bank have previously entered into an agreement with Linsco Private Ledger, a provider of third party brokerage services. Representatives of Acadia Financial Consultants, a division of Camden National Bank and UnitedKingfield Bank, and Linsco Private Ledger are required to meet numerous banking and securities regulatory requirements as determined by the State of Maine, OCC, Fed and other applicable securities regulatory bodies.

The Company’s Audit Committee Membership

The Audit Committee of Camden National Corporation consists of four independent directors including:

Richard N. Simoneau, CPA, Chairman, Camden National Corporation Audit Committee

Mr. Simoneau has been a director of the Company and Camden National Bank since 1984 and 1979, respectively. Mr. Simoneau has been a principal in Simoneau & Norton, Masters & Alex, CPA, PA of Rockland, Maine since 1999 and was previously a partner in Simoneau & Norton, CPAs, P.A. from 1983 to 1998. Mr. Simoneau’s experience also includes various positions held with the Internal Revenue Service.

Mr. Robert J. Campbell

Mr. Campbell joined the Company’s Board of Directors in November 1999. He has been a partner in the investment management firm of Beck, Mack & Oliver in New York, New York since 1991. Mr. Campbell resides in Rockport, Maine and New York City.

Mr. John W. Holmes

Mr. Holmes has been a director of the Company and Camden National Bank since 1989. Mr. Holmes is also President and majority owner of Consumers Fuel Company in Belfast, Maine, a position he has held for 22 years.

Ms. Ann W. Bresnahan

Ms. Bresnahan has served as a director of the Company and Camden National Bank since 1990 and is a full-time volunteer and civic leader.

The Company’s Audit Committee also includes representation from its two principal banking subsidiaries through membership of the following individuals:

Mr. Roger Spear

Mr. Spear was a director of KSB Bancorp, Inc. (“KSB”) and Kingfield Savings Bank from March 1993 until the Company acquired KSB in December 1999 and Kingfield Savings Bank’s merger with United Bank in February 2000, at which time Mr. Spear became a director of UnitedKingfield Bank. Mr. Spear has been the Chief Financial Officer of the University of Maine at Farmington since 1967.

Ms. Rosemary Weymouth

Ms. Weymouth has served as a Director of Camden National Bank since 1998. Ms. Weymouth has been President of Megunticook Management Company, a property management concern based in Camden, Maine, since 1983.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(3.1)	The Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001).

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (Registrant) /s/ Robert W. Daigle August 13, 2002
Robert W. Daigle Date President and Chief Executive Officer

/s/ Gregory A. Dufour August 13, 2002
Gregory A. Dufour Date Senior Vice President—Finance and Principal Financial Officer