Form 10-Q
period 2002-09-30
CAMDEN NATIONAL CORP
filed 2002-11-13
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

(207) 236-8821
Registrant’s telephone number, including area code

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

Outstanding at October 31, 2002: Common stock (no par value) 8,027,374 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2002

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I.

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2002, and for the nine-month and three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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
October 31, 2002

PART I.

ITEM 1.    FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands, except number of shares and per share data)
Interest Income
Interest and fees on loans	$40,977	$47,203
Interest on securities	12,929	11,825
Interest on interest rate swap agreements, net	422	421
Interest on federal funds sold and other investments	704	895

Total interest income	55,032	60,344
Interest Expense
Interest on deposits	12,926	19,918
Interest on other borrowings	7,059	7,509

Total interest expense	19,985	27,427

Net interest income	35,047	32,917
Provision for Loan Losses	2,520	2,217

Net interest income after provision for loan losses	32,527	30,700
Other Income
Service charges on deposit accounts	2,821	2,637
Income from fiduciary activities	1,776	1,067
Merchant program	1,716	1,585
Mortgage servicing	708	936
Net gains on derivative instruments	—	932
Life insurance earnings	649	566
Gain on the sale of securities	143	336
Other income	2,641	1,891

Total other income	10,454	9,950
Operating Expenses
Salaries and employee benefits	12,048	10,333
Premises and fixed assets	3,456	3,172
Merchant program	1,573	1,551
Amortization of core deposit intangible	706	739
Other expenses	6,116	7,021

Total operating expenses	23,899	22,816

Income before income taxes and cumulative effect of accounting change	19,082	17,834
Income Taxes	6,242	5,731

Income before cumulative effect of accounting change	12,840	12,103
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	(449)	—

Net Income	$12,391	$12,103

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$1.60	$1.49
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.06)	—

Basic earnings per share	1.54	1.49

Diluted earnings per share before cumulative effect of accounting change	1.59	1.48
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.06)	—

Diluted earnings per share	1.53	1.48

Cash dividends per share	0.51	0.48
Weighted average number of shares outstanding	8,056,978	8,143,171

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,
	2002	2001
	(In thousands, except number of shares and per share data)
Interest Income
Interest and fees on loans	$13,627	$14,913
Interest on securities	4,262	4,557
Interest on interest rate swap agreements, net	153	110
Interest on federal funds sold and other investments	340	288

Total interest income	18,382	19,868
Interest Expense
Interest on deposits	4,416	5,915
Interest on other borrowings	2,356	2,433

Total interest expense	6,772	8,348

Net interest income	11,610	11,520
Provision for Loan Losses	570	789

Net interest income after provision for loan losses	11,040	10,731
Other Income
Service charges on deposit accounts	961	869
Income from fiduciary activities	552	565
Merchant program	846	818
Mortgage servicing	263	691
Life insurance earnings	216	188
Gain on the sale of securities	—	336
Other income	945	827

Total other income	3,783	4,294
Operating Expenses
Salaries and employee benefits	4,034	3,621
Premises and fixed assets	1,128	1,044
Merchant program	737	716
Amortization of core deposit intangible	219	246
Other expenses	1,898	2,938

Total operating expenses	8,016	8,565

Income before income taxes	6,807	6,460
Income Taxes	2,235	1,980

Net Income	$4,572	$4,480

Per Share Data
Basic earnings per share	$0.57	$0.55
Diluted earnings per share	0.57	0.55
Cash dividends per share	0.17	0.16
Weighted average number of shares outstanding	8,054,363	8,138,901

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Net income	$12,391	$12,103
Other comprehensive income, net of tax:
Cumulative effect to record unrealized appreciation on securities held to maturity transferred to securities available for sale (net of taxes of $1,021 for 2001)	—	1,982
Change in unrealized appreciation on securities available for sale (net of taxes of $1,166 and $1,838 for 2002 and 2001, respectively)	2,165	3,568
Cumulative effect of implementation of SFAS No. 133 (net of taxes of $158 for 2001)	—	308
Change in effective cash flow hedge component of unrealized appreciation (depreciation) on derivative instruments marked to market (net of taxes of $42 and $(158) for 2002 and 2001,respectively)	78	(308)

Comprehensive income	$14,634	$17,653

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,
	2002	2001
	(In thousands)
Net income	$4,572	$4,480
Other comprehensive income, net of tax:
Change in unrealized appreciation on securities available for sale (net of taxes of $731 and $1,039 for 2002 and 2001, respectively)	1,358	2,017

Comprehensive income	$5,930	$6,497

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

	September 30, 2002	December 31, 2001

	(unaudited)	(audited)
	(In thousands, except number of shares and per share data)
Assets
Cash and due from banks	$38,841	$38,861
Federal funds sold	22,019	—
Securities available for sale, at market	324,749	262,866
Securities held to maturity	647	944
Loans, less allowance for loan losses of $14,771 and $13,514 at September 30, 2002 and December 31, 2001, respectively	741,940	710,528
Premises and equipment, net	17,273	17,437
Other real estate owned	316	195
Interest receivable	5,885	5,054
Core deposit intangible, net	5,002	5,708
Goodwill	3,518	4,208
Other assets	48,462	43,554

Total assets	$1,208,652	$1,089,355

Liabilities
Deposits:
Demand	$111,632	$96,162
NOW	105,209	95,664
Money market	172,007	134,333
Savings	95,714	88,226
Certificates of deposit	317,263	302,987
Brokered certificates of deposit	56,754	46,196

Total deposits	858,579	763,568
Borrowings from Federal Home Loan Bank	171,529	168,832
Other borrowed funds	53,031	42,011
Accrued interest and other liabilities	10,696	9,876

Total liabilities	1,093,835	984,287

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,719	5,795
Retained earnings	110,850	102,621
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	6,904	4,514
Net unrealized appreciation on derivative instruments marked to market, net of income tax	78	—

Total accumulated other comprehensive income	6,982	4,514
Less cost of 582,524 and 552,117 shares of treasury stock on September 30, 2002 and December 31, 2001, respectively	11,184	10,312

Total shareholders’ equity	114,817	105,068

Total liabilities and shareholders’ equity	$1,208,652	$1,089,355

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Operating Activities
Net Income	$12,391	$12,103
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,520	2,217
Depreciation and amortization	1,334	1,180
Goodwill impairment loss	690	—
(Increase) decrease in interest receivable	(1,438)	851
Decrease in core deposit intangible	706	739
Increase in other assets	(6,241)	(3,399)
Decrease in residential mortgage loans held for sale	—	12,557
Increase in other liabilities	1,427	1,996
Decrease in minority position	—	(5)

Net cash provided by operating activities	11,389	28,239

Investing Activities
Proceeds from maturities of securities held to maturity	900	—
Purchase of securities held to maturity	(595)	—
Proceeds from sale and maturities of securities available for sale	55,326	25,624
Purchase of securities available for sale	(113,711)	(21,777)
Net increase in loans	(33,932)	(69,022)
Net (increase) decrease in other real estate owned	(121)	130
Purchase of premises and equipment	(875)	(2,295)
Net sale of federal funds	(22,019)	(11,885)

Net cash used by investing activities	(115,027)	(79,225)

Financing Activities
Net increase in deposits	95,011	26,445
Proceeds from Federal Home Loan Bank borrowings	2,402,253	3,540,834
Repayments on Federal Home Loan Bank borrowings	(2,399,556)	(3,521,476)
Net increase in other borrowed funds	11,020	7,909
Purchase of treasury stock	(919)	(1,028)
Exercise and repurchase of stock options	(28)	(81)
Cash dividends	(4,163)	(3,919)

Net cash provided by financing activities	103,618	48,684

Net decrease in cash and cash equivalents	(20)	(2,302)
Cash and cash equivalents at beginning of year	38,861	29,337

Cash and cash equivalents at end of period	$38,841	$27,035

Supplemental disclosures of cash flow information:
Non-Cash transactions:
Transfer of securities from held to maturity to available for sale	—	57,695
Transfer from loans to real estate owned	142	54
Securitization of mortgage loans	16,700	57,015

See Independent Accountants’ Report.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2002 and 2001

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2002, and December 31, 2001, the consolidated statements of income for the nine and three months ended September 30, 2002 and September 30, 2001, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2002 and September 30, 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and September 30, 2001. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine-month period ended September 30, 2002 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2001 Annual Report to Shareholders.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands, except number of shares and per share data)
Net income, as reported	$12,391	$12,103
Weighted average shares	8,056,978	8,143,171
Effect of dilutive employee stock options	55,526	23,345

Adjusted weighted average shares and assumed conversion	8,112,504	8,166,516

Basic earnings per share	$1.54	$1.49
Diluted earnings per share	1.53	1.48

	Three Months Ended September 30,
	2001	2000
Net income, as reported	$4,572	$4,480
Weighted average shares	8,054,363	8,138,901
Effect of dilutive employee stock options	55,526	23,345

Adjusted weighted average shares and assumed conversion	8,109,889	8,162,246

Basic earnings per share	$0.57	$0.55
Diluted earnings per share	0.57	0.55

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements (caps) with notional amounts of $70.0 million at September 30, 2002. These caps are used to limit the Company’s exposure to a rising rate environment. Under these agreements the Company paid up front premiums for the right to receive cash flow payments in excess of the predetermined cap rate, thus effectively capping its interest rate cost for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, management designates these caps as cash-flow hedges. For a qualifying cash flow hedge, an interest rate cap will be carried on the statement of condition at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest costs. As of September 30, 2002 and December 31, 2001, the caps have no fair value and therefore there was no effect on the statements of income or other comprehensive income.

The Company also has swap agreements with notional amounts of $30 million at September 30, 2002 to hedge floating rate loans. These swap agreements are designated as a cash flow hedge since they convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statements of income. The fair values of the swap agreements are recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

Upon implementation of SFAS No. 133, net gains and losses related to the effective cash flow hedge component of derivative instruments were reported as a cumulative effect adjustment to other comprehensive income and the Company also transferred all of its investment securities classified as held to maturity to available for sale. The impact of this reclassification was an increase to other comprehensive income of $2.0 million, net of applicable taxes.

NOTE 4—ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

During September 2002, the Company securitized, with the Federal Home Loan Mortgage Corporation, $16.7 million of residential mortgages and simultaneously purchased the underling securities. This transaction resulted in the Company’s loan balances decreasing, as those assets shifted to the securities available for sale section of the statement of condition and are now classified as mortgage-backed securities. Under the applicable loan sale and servicing agreements, the Company generally continues to service the residential real estate mortgages that have been securitized. The Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The difference is retained by the Company as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Accordingly, $209.0 thousand of mortgage servicing fees associated with this transaction were recognized in income during the three months ended September 30, 2002.

In September 2001, the Company also securitized, with the Federal Home Loan Mortgage Corporation, $57.0 million of residential mortgages and simultaneously purchased the underling securities resulting in a similar balance sheet shift and $677.3 thousand of mortgage servicing fee income recognized in income during the three months ended September 30, 2001.

NOTE 5—CORE DEPOSIT INTANGIBLES

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	4,422	3,716

Core deposit intangible, net	$5,002	$5,708

Amortization expense related to the core deposit intangible for the nine and three-month periods ended September 30, 2002 amounted to $706.0 thousand and $219.0 thousand, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2007 is estimated to be $941.1 thousand.

NOTE 6—GOODWILL

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

The Company estimated the value of goodwill as of January 1, 2002 utilizing several standard valuation techniques, including discounted cash flow analyses, as well as an estimation of the impact of business conditions on the long-term value of the goodwill carried on the Company’s statement of condition. Management and the Board of Directors determined that the impact of the overall deterioration of the stock market on investor activities within its target market had negatively impacted the value of the Company’s goodwill balances related to the acquisitions of its financial services subsidiaries. This resulted in an estimation of impairment of $690,000, before taxes, which management determined as of June 30, 2002, effective January 1, 2002.

At January 1, 2002, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

NOTE 7—STOCK REPURCHASE

On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of September 30, 2002, the Company has repurchased 37,950 shares of common stock at an average price of $24.21 under this plan.

NOTE 8—SHAREHOLDERS’ EQUITY

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. In prior years, the Company has elected to follow this method and accordingly no compensation costs have been recognized.

Effective August 27, 2002, the Company has elected to adopt a fair value-based method of accounting for employee stock compensation plans and expense the compensation costs over the vesting period of the options. No options have been granted during 2002.

In prior periods the Company has disclosed, in the notes to the consolidated financial statements, the pro forma effect on net income of compensation costs based on the fair value of the options at the grant dates consistent with SFAS No. 123.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.147, “Acquisitions of Certain Financial Institutions.”

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities.

SFAS No. 147, “Acquisitions of Certain Financial Institutions,” amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, “Business Combinations”. SFAS No. 147 is effective on October 1, 2002.

The Company does not expect these statements to have any material effect on the Company’s consolidated financial condition and results of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; declines in mortgage loan refinancing and equity loan and lines of credit activity resulting in a decrease of non-interest income; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company’s competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2001. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

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

Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under SFAS 142. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, mortgage servicing rights, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

RESULTS OF OPERATIONS

The Company reported consolidated net income after cumulative effect of change in accounting for goodwill of $12.4 million or $1.53 per diluted share, for the first nine months of 2002. This is an increase of $288.0 thousand or 2.4% compared to net income of $12.1 million or $1.48 per diluted share for the comparable period of 2001. Net income before the cumulative effect of a change in accounting for goodwill was $12.8 million, an increase of 6.1% compared to the first nine months of 2001. On a fully diluted per share basis, earnings before the cumulative effect of a change in accounting for goodwill were $1.59 per share for the first nine months of 2002, compared to $1.48 reported for the first nine months of 2001. On a fully diluted per share basis, earnings after the cumulative effect of a change in accounting for goodwill were $1.53 per share for the first nine months of 2002, compared to $1.48 reported for the first nine months of 2001. Return on average equity (“ROE”) and return on average assets (“ROA”) for the first nine months of the year was 15.18% and 1.46%, respectively. ROE and ROA were 16.64% and 1.56%, respectively, for the same period in 2001.

For the third quarter of 2002, the Company reported consolidated net income of $4.6 million or $0.57 per diluted share, an increase of 3.6% over earnings per diluted share of $0.55 reported for the third quarter of 2001. During the third quarter 2002 the Company continued to experience a narrowing of the net interest margin as yields on earning assets continue to re-price downward faster than the cost of funding. During the third quarter 2001 there were a number of non-recurring items that in the aggregate had a favorable effect on earnings (gain on sale of securities, income recognized from the securitization of $59.0 million residential mortgages, legal fees, settlement costs associated with the Gamache case, and acquisition related expenses).

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2002 was $35.0 million, a 6.5% or $2.1 million increase over the net interest income for the first nine months of 2001 of $32.9 million. Interest income on loans decreased by $7.3 million from $48.8 million to $41.5 million, or 14.9%, during the nine-month period of 2002 compared to the same period of 2001. This decrease was due to lower loan yields resulting from a decreasing interest rate environment. The Company experienced an increase in interest income on investments of $1.9 million during the first nine months of 2002 compared to $11.9 million in the same period in 2001 due to increased investment volumes. The Company’s interest expense on deposits decreased during the first nine months of 2002 compared to the same period in 2001 of 35.1% due to a lower interest rate environment and subsequent lower rates paid on deposits, that was somewhat offset by increased deposit volumes. Net interest income, expressed as a percentage of average interest-earnings assets for the first nine months of 2002 and 2001, was 4.47% and 4.59%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2002 was $11.7 million, a 0.3% or $40.0 thousand increase, over $11.6 million in net interest income for the same period in 2001. The low interest environment experience during the third quarter of 2002 has resulted in a continued narrowing of the net interest margin as yields on earning assets continue to decline faster than the cost of funding.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2002 and 2001, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of

$422.0 thousand during the first nine months of 2002 compared to an increase of $421.0 thousand in the first nine months of 2001. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Non-accrual loans for September 30, 2002 and 2001 were $8.3 million and $7.8 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
	Dollars in thousands
Interest-earning assets:
Investments (including federal funds sold)	13,736		5.99%	$11,867		6.72%
Loans	41,579	*	7.41%	48,843	*	8.91%

Total earning assets	55,315		6.99%	60,710		8.37%
Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	302		0.43%	600		0.88%
Savings accounts	677		0.94%	1,367		2.20%
Money market accounts	1,856		1.66%	3,553		3.80%
Certificates of deposit	8,161		3.55%	12,807		5.26%
Borrowings	7,059		4.24%	7,509		5.06%
Brokered certificates of deposit	1,930		4.67%	1,591		6.91%

Total interest-bearing liabilities	19,985		2.63%	27,427		3.92%
Net interest income (fully-taxable equivalent)	35,330			33,283
Less: fully-taxable equivalent adjustment	(283)			(366)

	$35,047			$32,917

Net Interest Rate Spread (fully-taxable equivalent)			4.36%			4.45%
Net Interest Margin (fully-taxable equivalent)			4.47%			4.59%

*Includes net swap income figures – 2002: $422,000 and 2001: $421,000.

Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 34% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
	2002	2001
	Dollars in thousands
Interest-earning assets:
Investments (including federal funds sold)	$306,496	$236,143
Loans	750,481	732,944

Total interest-earning assets	1,056,977	969,087
Cash and due from banks	27,719	24,625
Other assets	63,046	58,519
Less allowance for loan losses	13,951	11,882

Total assets	$1,133,791	$1,040,349

Sources of funds:
Demand deposits	$92,667	$80,794
NOW accounts	94,674	91,069
Savings accounts	91,177	83,017
Money market accounts	149,469	125,108
Certificates of deposits	307,272	325,793
Short-term borrowings	223,672	198,332
Brokered certificates of deposit	55,268	30,800

Total sources of funds	1,014,199	934,913
Other liabilities	10,431	8,196
Shareholders’ equity	109,161	97,240

Total liabilities and shareholders’ equity	$1,133,791	$1,040,349

ANALYSIS OF VOLUME AND RATE CHANGES ON
NET INTEREST INCOME AND EXPENSES

	September 30, 2002 Over September 30, 2001
	Change Due to Volume	Change Due to Rate	Total Change
	Dollars in thousands
Interest-earning assets:
Investments (including federal funds sold)	$3,535	$(1,666)	$1,869
Loans	1,169	(8,433)	(7,264)

Total interest income	4,704	(10,099)	(5,395)
Interest-bearing liabilities:
NOW accounts	24	(322)	(298)
Savings accounts	134	(824)	(690)
Money market accounts	692	(2,389)	(1,697)
Certificates of deposit	(728)	(3,918)	(4,646)
Borrowings	959	(1,409)	(450)
Brokered certificates of deposit	1,264	(925)	339
Total interest expense	2,345	(9,787)	(7,442)

Net interest income (fully taxable equivalent)	$2,359	$(312)	$2,047

NONINTEREST INCOME

Total non-interest income increased by $504.0 thousand or 5.1% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Excluding the gain of $932.0 thousand realized from the sale of derivative instruments during 2001, non-interest income increased $1.4 million or 15.9%. Service charges on deposit accounts increased $184.0 thousand or 7.0% for the first nine months of 2002 compared to 2001. Income from trust fees increased $709.0 thousand or 66.4% primarily due to the acquisition of Acadia Trust, N.A. on July 19, 2001. Merchant card program fees increased $131.0 thousand or 8.3 % during the first nine months of the year compared to a comparable period in 2001 due to increased volumes. Residential mortgage servicing rights associated with sales of residential real estate loans decreased $228.0 thousand due to a decrease in the sale of loans during the first nine months of 2002 compared to 2001. Other non-interest income increased $750.0 or 39.7%, primarily due to $479.0 thousand in management fees from Acadia Trust, N.A, an increase in gains on the sale of property of $124.1 thousand, and an increase in brokerage fees of $198.4 thousand from Acadia Financial Consultants, our banks’ full-service brokerage and insurance divisions added during the fourth quarter of 2001.

Total non-interest income decreased by $511.0 thousand or 11.9% during the third quarter of 2002 compared to the third quarter of 2001. Service charges on deposit accounts increased $92.0 thousand or 10.6% for the third quarter of 2002 compared to 2001. Merchant card program fees increased $28.0 thousand or 3.4% during the third quarter due to increased volumes. Income from trust fees decreased slightly by $13.0 thousand or 2.3% in the third quarter of 2002 compared to 2001. Mortgage servicing rights decrease $428.0 thousand or 61.9% in the third quarter of 2002 compared to 2001 primarily due to the reduction in loan sales in the third quarter of 2002 compared to 2001. Other non-interest income also decreased $117.0 or 14.1% during the third quarter of 2002 compared to the same period in 2001.

During 2002, the overall impact of the general stock market environment negatively impacted business activities in the Company’s financial services business lines. General stock market activity affected the Company’s financial results in several ways. For example, decreased market values of clients’ assets under management (“AUM”) resulted in decreased AUM levels resulting in lower management fees. Additionally, an overall negative investor sentiment toward the stock market affected the Company’s ability to attract and retain clients who use the Company’s investment management services. The impact of the existing stock market performance, however, has benefited the Company’s banking subsidiaries as disenchanted stock market investors searched for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

NONINTEREST EXPENSE

Total non-interest expense increased by $1.1 million or 4.7% in the nine-month period ended September 30, 2002 compared to the nine months ended September 30, 2001. Salaries and employee benefit costs increased by $1.7 million or 16.6% during the first nine months of 2002 compared to 2001. The largest portion of this increase, approximately $1.2 million, was related to costs associated with Acadia Trust N.A. and Acadia Financial Consultants. Excluding this amount, the increase for the nine-month period would have been $479.0 thousand or 4.6%, which is due to normal annual salary increases and higher benefit costs. Expenses related to premises and fixed assets increased $233.0 thousand or 7.3% during the first nine months of 2002 compared to 2001 due to the addition of Acadia Trust, N.A. and the renovation and expansion of several of the Company’s facilities. Other operating expenses decreased by $905.0 thousand or 12.9%, in the first nine months of 2002 compared to the first nine months of 2002, primarily due to a legal settlement paid in 2001.

Total non-interest expense decreased by $549.0 thousand or 6.4% in the quarter ended September 30, 2002 compared to the same quarter ended September 30, 2001. Salaries and employee benefit costs increased by $413.0 thousand or 11.4% during the third quarter of 2002 compared to 2001. A portion of this increase, approximately $164.8 thousand, is related to the costs associated with the addition of Acadia Trust N.A. and Acadia Financial Consultants during the third and fourth quarters of 2001, respectively. Expenses related to premises and fixed assets increased $33.0 thousand or 3.2% during the third quarter of 2002 compared to 2001 due to the addition of Acadia Trust, N.A. and the renovation and expansion of several of the Company’s facilities. Other operating expenses decreased by $1.0 million or 35.4%, in the third quarter of 2002 compared to the third quarter of 2001 due to a legal settlement paid in 2001.

FINANCIAL CONDITION

During the first nine months of 2002, year-to-date average assets of $1.1 billion increased by $93.4 million, or 9.0%, compared to the same period in 2001. This increase was the result of an increase in the investment portfolio that averaged $306.5 million during the first nine months of 2002, an increase of $70.4 million or 29.8%, as compared to $236.1 million during the first nine months of 2001 reflecting the securitization of $16.7 million and $57.0 million of residential mortgage loans during 2002 and 2001, respectively. The Company’s loan portfolio (including residential mortgages held for sale) increased $17.5 million or 2.4% to $750.5 million of average loans outstanding during the first nine months of 2002 compared to $732.9 million of average loans outstanding during the first nine months of 2001. The largest increase in loan balances was in commercial real estate loans, which increased by $50.9 million, or 20.8%, during the first nine months of 2002 compared to 2001 reflecting increased activity in the Company’s Portland, Maine office. Average residential real estate loans decreased by $34.9 million, or 14.9%, during the first nine months of 2002 compared to the first three quarters of 2001, primarily due to the securitization of loans, offset by new mortgage activity in 2002.

The liquidity needs of the Company requires the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of September 30, 2002 and 2001, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Reflecting the Company’s primary source of funds, year-to-date average deposits of $790.5 million during the first nine months of 2002 increased $53.9 million or 7.3% from $736.6 million reported during the first nine months of 2001. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first nine months of 2002 were $223.7 million, an increase of $25.3 million or 12.8% from $198.3 million during the first nine months of 2001 due to the need for funds resulting from increases in commercial real estate loans. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings.

Another major component of the Company’s financial condition is its allowance for loan losses (“ALL”). In determining the adequacy of the ALL, management relies primarily on its review of the loan portfolio both to ascertain whether there are specific loan losses to be reserved against, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, each quarter, management conducts a formal analysis of the ALL, which considers the current loan mix and loan volumes, historical net loan loss experience for each loan category, and current economic conditions affecting each loan category. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALL as conditions dictate.

During the first nine months of 2002, the Company provided $2.5 million to the allowance for loan losses compared to $2.2 million in the first nine months of 2001. A softening of the economy in the central and western Maine markets had an adverse impact on UnitedKingfield Bank’s asset quality during the first half of 2002. In response to this developing trend, the Company conducted a thorough review of UnitedKingfield Bank’s loan portfolio. Total non-performing assets were 1.13% of total loans outstanding at September 30, 2002, compared to 1.32% of loans outstanding September 30, 2001. Determining an appropriate level of ALL involves a high degree of judgment. Management believes that the ALL at September 30, 2002 of $14.8 million, or 1.95%, of total loans outstanding on September 30, 2002 compared to 1.84% on September 30, 2001, was appropriate given the current economic conditions in the Company’s service area and the overall condition of the loan portfolio.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital. The Company’s Tier 1 and total risk based capital ratios at September 30, 2002, were 12.3% and 13.5%, respectively, exceeding regulatory guidelines. The Company’s Tier 1 and total risk based capital ratios at December 31, 2001 were 12.9% and 14.2%, respectively, also exceeding regulatory guidelines.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $4.2 million and $3.9 million in the first nine months of 2002 and 2001, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

The interim Consolidated Financial Statements and the Notes to the interim Consolidated Financial Statements thereto presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure at the bank subsidiaries is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors that are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. Board and Management ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCO routinely monitors simulated NII sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. A 100 bp decline scenario was used this quarter due to the current low level of interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2002.

Rate Change	Estimated Changes in NII
+200bp	4.76%
-100bp	(3.57%)

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2002 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate loans extended by the subsidiary banks, and the increase of fixed-rate FHLBB borrowings. Increases in fixed-rate loans and borrowings, resulted in reducing the Company’s opportunity to lower funding costs in a declining rate environment. The Company decreased its exposure in a rising rate environment by locking in fixed-rate borrowings, while increasing its market risk in both a flat or declining interest rate environment. The increased risk in the flat or declining interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of September 30, 2002, the Company had a notional principal of $30 million in interest rate swap agreements and $70 million in cap contracts. The $30 million of interest rate swap agreements mature in 2005, while the $70 million cap contract with a strike rate of 7.0% matures in October 2002. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policies. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

The Company entered interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into in this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

ITEM 4.    Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we are currently in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make change to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls.

None.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

There are no material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.

ITEM 2.    Changes in Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission Matters to a Vote of Security Holders.

None

ITEM 5.    Other Information

Statement regarding extension of credit and loans to individuals of the Company

The Company’s banking subsidiaries, operating under the supervision of The Federal Reserve Board (the “Fed”) and the Office of the Comptroller of the Currency (the “OCC”) are allowed to extend credit, or make loans, to officers and employees of the Company and its subsidiaries. Loans to executive officers and members of the boards of directors (“Reg. O officers”) of the Company and its banking subsidiaries are regulated by the Fed and the OCC through Regulation O, which ensures all extensions of credit to Reg. O officers are structured and made at interest rates that are offered to all customers of the banking subsidiaries. Additional disclosures of Reg. O extensions of credit are publicly available through each bank’s submission of its Call Report with the Federal Depository Insurance Company (“FDIC”). Extension of credit and loans that comply with “Reg O” are considered allowable under the Sarbanes-Oxley Act of 2002.

Explanation of regulation and oversight of the Company and its subsidiaries

The Company and its subsidiaries operate in a highly regulated environment, which is primarily designed to protect depositors and loan customers of its banking subsidiaries as well as investment customers of its financial services subsidiaries and business lines. As a bank holding company, Camden National Corporation undergoes periodic reviews by the Federal Reserve Bank of Boston (the “Boston Fed”). The Company’s Camden National Bank subsidiary, a nationally chartered bank, is regulated by the Office of the Comptroller of the Currency (the “OCC”) while its UnitedKingfield Bank subsidiary, a state chartered bank, undergoes periodic reviews by the State of Maine – Bureau of Financial Institutions and the FDIC. Acadia Trust, N.A., a nationally chartered non-depository trust company undergoes periodic exams by the OCC. Both Camden National Bank and UnitedKingfield Bank have previously entered into an agreement with Linsco Private Ledger, a provider of third party brokerage services. Representatives of Acadia Financial Consultants, a division of Camden National Bank and UnitedKingfield Bank, and Linsco Private Ledger are required to meet numerous banking and securities regulatory requirements as determined by the State of Maine, OCC, Fed and other applicable securities regulatory bodies.

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

Current report dated August 12, 2002 containing Chief Executive Officer and Principal Financial Officer certifications pursuant to the Securities and Exchange Commission Order of June 27, 2002 and Seciton 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ ROBERT W. DAIGLE	November 12, 2002
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ GREGORY A. DUFOUR	November 12, 2002
Gregory A. Dufour	Date
Senior Vice President—Finance
and Principal Financial Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert W. Daigle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden National Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ ROBERT W. DAIGLE
Robert W. Daigle
President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory A. Dufour, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden National Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ GREGORY A. DUFOUR
Gregory A. Dufour
Senior Vice President-Finance
and Principal Financial Officer