Form 10-K
period 2002-12-31
CAMDEN NATIONAL CORP
filed 2003-03-26
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 126-2)     Yes  ☒     No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 is: Common stock—$207,349,071. Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 26, 2003 is: Common stock—8,016,244.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1)     Certain information required in response to into Items 5, 6, 7, 7A and 8 of Part II of this Form 10-K are incorporated by reference from Camden National Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

(2)     Certain information required in response to into Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission prior to April 30, 2003 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

PART I

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company’s competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 16. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 1.     Business

Overview.    Camden National Corporation (the “Company”) is a publicly held, multi-bank and financial services holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company makes its products and services available directly and indirectly through its subsidiaries, Camden National Bank (“CNB”), UnitedKingfield Bank (“UnitedKingfield”), and Acadia Trust, N.A. As of January 1, 2003, Acadia Trust, N.A. merged with Trust Company of Maine, Inc. (“TCOM”), a wholly owned subsidiary of the Company, and Acadia Trust, N.A. remained as the surviving entity. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, UnitedKingfield, and Acadia Trust, N.A. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries.    A brief description of each of the Company, CNB, UnitedKingfield and Acadia Trust, N.A. follows.

The Company.    The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of stock of the Company. As a result of this share exchange, the Company became CNB’s sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and, as a result thereof, acquired (a) 100% of the outstanding stock of United Bank, a Maine-chartered stock banking institution with its principal office in Bangor, Maine, and (b) 51% of the outstanding stock of TCOM.

On December 20, 1999, the Company completed its acquisition of KSB Bancorp, Inc. (“KSB”), a publicly-held, bank holding company organized under the laws of the State of Delaware and having its principal office in the State of Maine, with one principal subsidiary, Kingfield Savings Bank (“Kingfield Bank”), a Maine-chartered stock savings bank with its principal office in Kingfield, Maine. The Company’s acquisition of KSB was accounted for under the pooling-of-interests method and, as such, financial information included in this report presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented.

On July 19, 2001, the Company completed its acquisition of Acadia Trust, N.A. and Gouws Capital Management, Inc. (“Gouws Capital”). Acadia Trust, N.A. is a federally regulated, non-depository trust company headquartered in Portland, Maine. Gouws Capital, an investment advisory firm was merged into Acadia Trust, N.A. on December 31, 2001.

On October 24, 2001, the Company acquired the remaining minority interest in TCOM. As of January 1, 2003, TCOM merged with Acadia Trust, N.A., with Acadia Trust, N.A. remaining as the surviving entity

As of December 31, 2002, the Company’s securities consisted of one class of common stock, no par value, of which there was 8,027,374 shares outstanding held of record by approximately 960 shareholders. The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company is also considered a Maine financial institution holding company for purposes of the laws of the State of Maine, and as such, is also subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions (the “Superintendent”).

Camden National Bank.    CNB, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly owned subsidiary of the Company as a result of a January 1984 corporate reorganization in which the shareholders of CNB exchanged their shares of stock in CNB for shares of stock in the Company. CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Kennebunk, Portland, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. CNB customers may also access these products and services using other media, including CNB’s Internet web site located at www.camdennational.com.

CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Comptroller of the Currency (the “OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law.

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

UnitedKingfield offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Jackman, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley, and Stratton, Maine, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. UnitedKingfield customers may also access these products and services using other media, including UnitedKingfield’s Internet web site located at www.unitedkingfield.com.

Acadia Trust, N.A.    Acadia Trust, N.A., a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with trust powers chartered under the laws of the State of Maine and having its principal office in Portland, Maine.

Acadia Trust, N.A. provides a broad range of trust, trust- related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by Acadia Trust, N.A. complement the services provided by the Company’s subsidiary banks by offering customers investment management services.

Acadia Trust, N.A is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC and is subject to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Furthermore, with State chartered trust powers, Acadia Trust, N.A. is subject to supervision, regulation and examination by the Superintendent.

Competition.    The Company competes principally in mid-coast Maine through CNB, its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, each in the State of Maine. The combined population of these two counties is approximately 76,000 people, and their economies are based primarily on tourism but also are supported by a substantial population of retirees. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UnitedKingfield, also competes in both the central and western Maine areas. Most of UnitedKingfield’s offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston. The Bangor and Lewiston areas have populations of approximately 100,000 and 39,000 people, respectively. All UnitedKingfield offices are located in the State of Maine. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UnitedKingfield’s market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company, through its non-bank subsidiary, Acadia Trust, N.A., competes for trust, trust- related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the Internet through firms located outside the Company’s market area.

The Company’s Philosophy.    The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through CNB and UnitedKingfield, has branches that are located in small towns within the Company’s geographic market areas. The Company believes that the local needs and its comprehensive retail and small business products, together with rapid decision-making at the branch level, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth.    The Company had consolidated asset growth of 11.8%, or $129.1 million, during 2002. The primary factor contributing to this growth was the increase in lending activity at the Company’s subsidiary banks. As the business continued to grow during this past year, each of the Company’s subsidiary banks focused on customer service. The Company’s performance-based compensation program also supported this growth by creating an environment where employees have a more personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The Company’s Employees.    The Company employs approximately 321 people on a full-time equivalent basis. The Company’s management believes that employee relations are good, and there are no known disputes between management and employees.

The Company’s Employee Incentives.    All Company employees are eligible for participation in the Company’s Retirement Savings 401(k) Plan and Profit Sharing Plan, and certain Executive Officers of the Company may also participate in the Company’s 1993 Stock Option Plan, Supplemental Executive Retirement Plan, Executive Incentive Compensation Program, and Deferred Compensation Plan. In addition, the Company, as successor to KSB, maintains a Bank Recognition and Retention Plan (“BRRP”) as a

method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable certain officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. Participants are vested at a rate of 20% per year commencing one year from the date of the award. All previous awards made under the BRRP will be vested in 2003. The Company does not intend to make any additional awards under the BRRP.

Supervision and Regulation.    The business in which the Company and its subsidiaries is engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the FRB, the OCC, the FDIC and the Superintendent, as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs to which the Company and its subsidiaries are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries.

BHCs – Activities and Other Limitations.    As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the “FRA”) and Federal Reserve Board Regulation W thereunder, generally limit borrowings, extensions of credit and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institutions. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on arm’s length terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

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

Unless a BHC becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act (“GLBA”), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs, such as the Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order to elect to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC’s subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC’s banks must have been rated ‘satisfactory’ or better in its most recent federal Community Reinvestment Act evaluation.

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company has not elected to become an FHC.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law to engage in certain new activities, which are permissible for subsidiaries of an FHC. Further, the GLBA expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Declaration of Dividends.    According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “FRB Dividend Policy”), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned, Maine financial institutions.

Dividend payments by national banks, such as CNB, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend it, after making the dividend, the national bank would be considered “undercapitalized” (defined by reference to other OCC regulations).

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Requirements.

FRB Guidelines.    The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB’s capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company on a consolidated basis.

The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has determined that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational, or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

The Company’s risk-based capital ratio and leverage ratio currently are, and its management expects these ratios to remain, in excess of regulatory requirements.

OCC and FDIC Guidelines.    The OCC and the FDIC each have promulgated regulations and adopted a statement of policy regarding the capital adequacy of, respectively, national banks and state-chartered banks that are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB.

Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act, as amended (the “FDIA”). Under the prompt correction action regulations, a bank generally shall be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio of 6.0% or greater, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, has a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of “well capitalized;”

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Immediately upon becoming undercapitalized, the institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

At December 31, 2002, each of the Company’s subsidiary banks was deemed to be a well-capitalized institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, each of the Company’s subsidiary banks would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC. In addition, U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (“Basel Committee”), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines. Among other things, the Basel Committee rules, which are expected to be proposed formally for public comment in the next 6 months and are expected to become effective around 2006, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from the section entitled “Capital Resources” and from Note 23, “Regulatory Matters,” of the Notes to Consolidated Financial Statements, each in the Company’s Annual Report for the fiscal year ended December 31, 2002. United States bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines.

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

Activities and Investments of National Banking Associations.    National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC which limit the activities of national banking associations to those that are deemed to be part of or incidental to the “business of banking.” Activities that are part of or incidental to the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank.

Other Regulatory Requirements

Community Reinvestment Act.    Both CNB and United Kingfield are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a depository institution, to assess such institution’s record of meeting the credit needs of the communities served by the institution, including those of low and moderate income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Customer Information Security.    The OCC, the FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy.    The OCC, the FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

USA Patriot Act.    The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and due diligence on customers. The Patriot Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002, which was signed into law on July 30, 2002, contains numerous provisions intended to enhance public company governance, responsibility and disclosure. Although certain sections of Sarbanes-Oxley Act of 2002 have a delayed effective date, several key provisions are currently in effect, including requiring chief executive officer’s and principal financial officer’s of public companies to certify certain reports with the SEC, prohibiting, in general, public companies from extending personal loans to directors and executive officers, and requiring public company directors, officers and 10% shareholders to report transactions in the company’s shares within two business days after the transaction.

Deposit Insurance.    The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such the Company’s subsidiary banks, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required increase deposit insurance assessments above their current levels.

Item 2.     Properties

The Company operates in 29 facilities. The headquarters of the Company and the headquarters and main office of CNB is located at Two Elm Street, Camden, Maine, and CNB owns these premises. The building has 15,500 square feet of space on three levels. CNB also owns seven of its branch facilities none of which is subject to a mortgage. CNB also leases five branches under long-term leases, which expire in, respectively, September 2005, August 2006, December 2006, May 2010 and December 2077.

The main office of UnitedKingfield is located at 145 Exchange Street, Bangor, Maine, and is owned by UnitedKingfield. The building has 25,600 square feet of space on two levels. UnitedKingfield occupies 16,975 square feet of space on both floors. Acadia leases 2,645 square feet on the first floor of this building. The law firm of Russell, Lingley & Silver, P.A., also leases 2,896 square feet on the second floor. The Company also utilizes 2,042 square feet as a disaster recovery hot site, with the remaining square footage as common space. UnitedKingfield also owns 15 of its other facilities, none of which is subject to a mortgage. UnitedKingfield also leases 3 branches and a parcel of land, which expire in, respectively, September 2002, March 2004, February 2013, and August 2009.

Acadia Trust, N.A. leases its facility at 511 Congress Street, Portland, Maine under a long-term lease, which expires in October 2005. Acadia Trust, N.A. leases 18,966 square feet on the 8th and 9th floors, occupying 11,767 square feet of this office space. Acadia Trust,

N.A. leases to the Law Office of David Hunt, Actuarial Designs & Solutions, and Hopkinson & Abbondanza, 3,660 square feet, 2392 square feet, and 1,147 square feet, respectively, of office space on the 8th floor.

The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The Building has 32,360 square feet of space on two levels.

Item 3.     Pending Legal Proceedings

There are no material legal matters to which the Company is a party or to which any of its property is subject; however, the Company is a party to ordinary routine litigation incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholders Matters

The information appearing under the caption “Common Stock Information” on page 34 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 6.     Selected Financial Data

Selected year-end financial information for the past five years appearing under the caption “Selected Five-Year Financial Data” on page 39 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report, including the information incorporated herein by reference, contains certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors discussed on page 16 below, changes in volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described on page 35 below and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 37 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference and should be read in conjunction with the following text and tables.

The following tables set forth the Company’s investment securities at book carrying amount as of December 31, 2002, 2001 and 2000.

Dollars in thousands	2002	2001	2000
Securities available for sale:
U.S. Treasury and agency	$108,012	$61,098	$58,708
Mortgage-backed securities	150,170	139,459	30,117
State and political subdivisions	8,935	8,780	7,928
Other debt securities	35,775	41,963	44,467
Equity securities	10,888	11,566	18,095

	13,780	262,866	159,315

	2002	2001	2000
Securities held to maturity:
U.S. Treasury and agency	995	944	300
Mortgage-backed securities	—	—	55,658
State and political subdivisions	—	—	1,142
Other debt securities	—	—	595
	995	944	57,695

	$314,775	$263,810	$217,010

To enhance the Company’s ability to manage liquidity, the investment portfolio is divided into two parts: investments available for sale and investments held to maturity. The ability to use securities as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings enables the Company to hold a portion of the portfolio to maturity. The table on the following pages summarizes the investment portfolios maturities and yields at December 31, 2002.

	Available for sale		Held to maturity
Dollars in thousands	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and Agency:
Due in 1 year or less	$7,429	5.880%	$995	1.145%
Due in 1 to 5 years	100,583	4.449%	0	0.000%
Due in 5 to 10 years	—	0.000%	0	0.000%
Due after 10 years	—	0.000%	0	0.000%

	108,012	4.548%	995	1.145%

Mortgage-backed securities:
Due in 1 year or less	53	6.607%	—	0.000%
Due in 1 to 5 years	14,597	6.437%	—	0.000%
Due in 5 to 10 years	12,526	5.912%	—	0.000%
Due after 10 years	122,994	6.325%	—	0.000%

	150,170	6.301%	—	0.000%

State and political subdivisions:
Due in 1 year or less	254	7.075%	—	0.000%
Due in 1 to 5 years	5,691	4.030%	—	0.000%
Due in 5 to 10 years	2,350	4.332%	—	0.000%
Due after 10 years	640	5.000%	—	0.000%
	8,935	4.266%	—	0.000%
Other debt securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	231	8.210%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	35,544	5.510%	—	0.000%

	35,775	5.527%	—	0.000%

Other equity securities:
Due in 1 year or less	—	0.000%	0	0.000%
Due in 1 to 5 years	2,067	6.949%	0	0.000%
Due in 5 to 10 years	—	0.000%	0	0.000%
Due after 10 years	8,821	7.412%	0	0.000%

	10,888	7.324%	0	0.000%

Total securities	$313,780	5.587%	$995	1.145%

Total loans increased by $84.8 million, or 11.7%, in 2002. The following table provides a summary of the loan portfolio for the past five years. Management does not foresee any significant changes occurring in the loan mix during the coming year.

Dollars in thousands

As of December 31,	2002	2001	2000	1999	1998
Commercial	$461,841	$423,893	$364,169	$316,411	$269,747
Residential real estate	243,858	204,043	235,554	226,548	202,952
Consumer	96,323	86,375	90,231	83,832	78,496
Municipal	6,302	9,234	10,924	8,307	17,199
Other	558	497	462	336	1,311

	$808,882	$724,042	$701,340	$635,434	$569,705

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over 1 year, approximately 70.6% are variable rate loans. The following table presents the maturities of loans at December 31, 2002:

Dollars in thousands
	<1 Year	Through 5 Years	More Than 5 Years	Total
Maturity Distribution
Fixed Rate:
Commercial	$9,459	$36,657	$12,253	$58,369
Residential real estate	2,967	6,794	134,558	144,319
Consumer	3,319	10,150	14,435	27,904

Variable Rate:
Commercial	43,168	61,850	298,454	403,472
Residential real estate	35	437	99,067	99,539
Consumer	4,640	5,952	57,827	68,419
Municipal	192	3,777	2,891	6,860

	$63,780	$125,617	$619,485	$808,882

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

Dollars in thousands

As of December 31,	2002	2001	2000	1999	1998
Nonperforming loans:
Non-accrual loans	$8,300	$7,302	$4,644	$6,135	$4,078
Accruing loans past due 90 days or more	—	768	1,844	196	613

Total nonperforming loans	8,300	8,070	6,488	6,331	4,691

Other real estate owned	490	195	380	1,405	1,052

Total nonperforming assets	$8,790	$8,265	$6,868	$7,736	$5,743

Ratios:
Nonperforming loans to total loans	1.03%	1.11%	0.93%	1.00%	0.82%
Allowance for loan losses to nonperforming loans	183.64%	167.46%	166.48%	148.32%	172.50%
Nonperforming assets to total assets	0.72%	0.76%	0.68%	0.83%	0.68%
Allowance for loan losses to nonperforming assets	173.40%	163.51%	157.27%	121.38%	140.90%

The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Dollars in thousands

December 31,	2002
Time remaining until maturity:
Less than 3 months	$16,102
3 months through 6 months	11,275
6 months through 12 months	16,871
Over 12 months	92,817

$137,065

The dividend payout ratio was 32.08%, 33.90%, 37.17%, 40.90%, and 33.74% for 2002, 2001, 2000, 1999 and 1998, respectively. The average equity to average assets ratio was 9.62%, 9.44%, 8.55%, 8.71%, and 10.05% for 2002, 2001, 2000, 1999, and 1998, respectively.

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits, and repurchase agreements secured by United States government or agency securities. Approximately 14% of all borrowings mature or reprice within the next 3 months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2002, 2001, and 2000:

	At or for the year ended December 31,
Dollars in thousands	2002	2001	2000
Average balance outstanding	$224,659	$199,615	$198,597
Maximum amount outstanding at any month-end during the year	246,865	228,414	209,652
Balance outstanding at end of year	238,861	210,843	168,440
Weighted average interest rate during the year	4.83%	4.95%	5.87%
Weighted average interest rate at end of year	4.61%	5.04%	6.18%

Interest rate sensitivity or “gap” management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities. This reduces interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and customers’ fluctuating demands for funds, either in terms of loan requests or deposit withdrawals. Major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. Gap management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

Dollars in thousands	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$15,937	$57,378	$164,137	$237,452
Variable rate loans	571,430	—	—	571,430
Investment securities
Available for sale	7,736	123,169	182,875	313,780
Held to maturity	995	—	—	995
Total interest-earning assets	596,098	180,547	347,012	1,123,657

Interest-bearing liabilities:
Savings accounts	22,585	—	75,612	98,197
NOW accounts	—	—	107,383	107,383
Money market accounts	169,457	—	—	169,457
Certificate accounts	173,951	178,142	17,913	370,006
Borrowings	76,405	59,496	56,000	191,901

Total interest-bearing liabilities	442,398	237,638	256,908	936,944

Interest sensitivity gap per period	$153,700	$(57,091)	$90,104

Cumulative interest sensitivity gap	$153,700	$96,609	$186,713

Cumulative interest sensitivity gap as a percentage of total assets	13%	8%	15%
Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	135%	114%	120%

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The information required by this item is included on pages 35 through 37 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

The information required by this item is included on pages 33 through 35 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

The following financial statements and report of independent accountant are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 and are incorporated herein by reference. Page references are to pages of the Company’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on, accounting and financial disclosures.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Commission”) prior to April 29, 2003.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2003.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2003.

Item 14.     Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we are currently in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)    Changes in internal controls.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Index to Financial Statements:

A list of the consolidated financial statements of the Company and report of the Company’s independent public accountants incorporated herein is included in Item 8 of this Report.

2. Financial Statement Schedules:

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits:

(2.1)

Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 9, 1999).

(3.1)	The Company’s Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).
(3.2)	The Company’s Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001).
(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).
(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).
(10.3)

Employment Agreement, dated as of May 4, 1999, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999 filed with the Commission on November 15, 1999).

(10.4)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).
(10.5)

Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.6)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Appendix A to KSB’s Definitive Proxy Statement filed with the Commission on April 15, 1998).
(10.7)

Summary of the Company’s Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000).

(10.8)	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).
(10.9)

Lease agreement for Acadia Trust, N.A. in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.10)

Lease Agreement for CNB branch in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.11)*	Lease agreement for UKB branch in Hampden, Maine.
(10.12)*	Lease agreement for CNB branch in Kennebunk, Maine.
(10.13)*	Employment contract between Acadia Trust, N.A. and Johann H. Gouws
(13)*	The Company’s 2002 Annual Report to Shareholders.
(21)*	Subsidiaries of the Company.
(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

* Filed herewith

Deemed filed only with respect to those portions thereof incorporated herein by reference:

(b)    Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on November 11, 2002 disclosing the Section 906 Certifications pursuant to the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K on December 4, 2002 disclosing the sale of the merchant credit card processing business of its subsidiary banks to NOVA Information Systems.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ ROBERT W. DAIGLE	March 26, 2003
Robert W. Daigle	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT W. DAIGLE	March 26, 2003	/s/ GREGORY A. DUFOUR	March 26, 2003
Robert W. Daigle	Date	Gregory A. Dufour	Date
President, Director		Senior Vice President-Finance,
and Chief Executive Officer		Operations & Technology

/s/ RENDLE A. JONES	March 26, 2003	/s/ JOHANN GOUWS	March 26, 2003
Rendle A. Jones	Date	Johann Gouws	Date
Chairman and Director		Director

/s/ ROBERT J. CAMPBELL	March 26, 2003	/s/ RICHARD N. SIMONEAU	March 26, 2003
Robert J. Campbell	Date	Richard N. Simoneau	Date
Director		Director

/s/ ANN W. BRESNAHAN	March 26, 2003	/s/ ARTHUR E. STROUT	March 26, 2003
Ann W. Bresnahan	Date	Arthur E. Strout	Date
Director		Director

/s/ JOHN W. HOLMES	March 26, 2003	/s/ THEODORE C. JOHANSON	March 26, 2003
John W. Holmes	Date	Theodore C. Johanson	Date
Director		Director

/s/ WINFIELD F. ROBINSON	March 26, 2003	/s/ WARD I. GRAFFAM	March 26, 2003
Winfield F. Robinson	Date	Ward I. Graffam	Date
Director		Director

Certifications pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

I, Robert W. Daigle, certify that:

1.	I have reviewed this annual report on Form 10-K of Camden National Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Robert W. Daigle

Robert W. Daigle

President & Chief Executive Officer

I, Gregory A. Dufour, certify that:

1.	I have reviewed this annual report on Form 10-K of Camden National Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Gregory A. Dufour

Gregory A. Dufour

Senior Vice President – Finance, Operations &

Technology and Principal Financial Officer

EXHIBIT INDEX

(2.1)

Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 9, 1999).

(3.1)	The Company’s Articles of Incorporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	The Company’s Bylaws, as amended to date (incorporated herein by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001).

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.3)

Employment Agreement, dated as of May 4, 1999, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999 filed with the Commission on November 15, 1999).

(10.4)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.5)

Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.6)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Appendix A to KSB’s Definitive Proxy Statement filed with the Commission on April 15, 1998).

(10.7)

Summary of the Company’s Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000).

(10.8)	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)

Lease agreement for Acadia Trust, N.A. in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.10)

Lease Agreement for CNB branch in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.11)*	Lease agreement for UKB branch in Hampden, Maine.

(10.12)*	Lease agreement for CNB branch in Kennebunk, Maine.

(10.13)*	Employment contract between Acadia Trust, N.A. and Johann H. Gouws

(13)*	The Company’s 2002 Annual Report to Shareholders.

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.