Form 10-Q
period 2003-03-31
CAMDEN NATIONAL CORP
filed 2003-05-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File No. 001-13227

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236-8821

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at May 9, 2003:    Common stock (no par value) 8,007,687 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended March 31, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2003 and 2002, and for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

May 9, 2003

PART I.

ITEM 1. FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except number of shares and per share data)
Interest Income
Interest and fees on loans	$13,576	$13,589
Interest on securities	4,200	4,451
Interest on interest rate swap agreements, net	199	111
Interest on federal funds sold and other investments	161	197

Total interest income	18,136	18,348

Interest Expense
Interest on deposits	3,696	4,258
Interest on other borrowings	2,350	2,287

Total interest expense	6,046	6,545

Net interest income	12,090	11,803
Provision for Loan Losses	420	647

Net interest income after provision for loan losses	11,670	11,156

Other Income
Service charges on deposit accounts	883	842
Income from fiduciary activities	515	609
Merchant program	—	352
Mortgage servicing	17	204
Life insurance earnings	156	216
Other income	818	709

Total other income	2,389	2,932

Operating Expenses
Salaries and employee benefits	4,059	4,001
Premises and fixed assets	1,142	1,161
Merchant program	—	347
Amortization of core deposit intangible	235	252
Other expenses	2,166	2,263

Total operating expenses	7,602	8,024

Income before income taxes and cumulative effect of accounting change	6,457	6,064
Income Taxes	2,132	2,004

Income before cumulative effect of accounting change	4,325	4,060
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	—	(449)

Net Income	$4,325	$3,611

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$0.54	$0.50
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Basic earnings per share	0.54	0.44

Diluted earnings per share before cumulative effect of accounting change	0.54	0.50
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Diluted earnings per share	0.54	0.44

Cash dividends per share	0.17	0.17
Weighted average number of shares outstanding	8,027,042	8,057,781

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income	$4,325	$3,611
Other comprehensive income, net of tax:
Change in unrealized appreciation on securities available for sale (net of taxes of $345 and $667 for 2003 and 2002, respectively)	(641)	(1,239)
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market (net of taxes of $117 for 2002)	—	(218)

Comprehensive income	$3,684	$2,154

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
	(In thousands, except number of shares and per share data)
Assets
Cash and due from banks	$31,343	$33,523
Securities available for sale, at market	327,554	313,780
Securities held to maturity	998	995
Residential mortgages held for sale	271	—
Loans, less allowance for loan losses of $15,647 and $15,242 at March 31, 2003 and December 31, 2002, respectively	839,459	793,640
Premises and equipment, net	16,568	16,710
Other real estate owned	348	490
Interest receivable	5,593	5,778
Core deposit intangible, net	4,531	4,767
Goodwill	3,518	3,518
Other assets	46,110	45,218

Total assets	$1,276,293	$1,218,419

Liabilities
Deposits:
Demand	$99,328	$105,091
NOW	101,482	107,383
Money market	165,458	169,457
Savings	102,951	98,197
Certificates of deposit	309,301	313,252
Brokered certificates of deposit	56,754	56,754

Total deposits	835,274	850,134

Borrowings from Federal Home Loan Bank	264,127	191,901
Other borrowed funds	44,493	46,960
Accrued interest and other liabilities	11,742	10,596

Total liabilities	1,155,636	1,099,591

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,630	5,719
Retained earnings	117,064	114,128
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	6,159	6,800
Net unrealized appreciation on derivative instruments marked to market, net of income tax	914	914

Total accumulated other comprehensive income	7,073	7,714

Less cost of 596,654 and 582,524 shares of treasury stock on March 31, 2003 and December 31, 2002, respectively	11,560	11,183

Total shareholders’ equity	120,657	118,828

Total liabilities and shareholders’ equity	$1,276,293	$1,218,419

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Operating Activities
Net Income	$4,325	$3,611
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	420	647
Depreciation and amortization	481	647
Goodwill impairment loss	—	690
Increase in interest receivable	(584)	(1,556)
Increase in other assets	(620)	(841)
Increase in residential mortgage loans held for sale	(271)	(91)
Increase in other liabilities	1,915	1,780

Net cash provided by operating activities	5,666	4,887

Investing Activities
Proceeds from maturities of securities held to maturity	—	400
Purchase of securities held to maturity	—	(396)
Proceeds from sale and maturities of securities available for sale	36,005	15,123
Purchase of securities available for sale	(50,633)	(24,966)
Net increase in loans	(46,239)	(25,501)
Net decrease (increase) in other real estate owned	142	(29)
Purchase of premises and equipment	(167)	(313)

Net cash used by investing activities	(60,892)	(35,682)

Financing Activities
Net (decrease) increase in deposits	(14,860)	3,859
Proceeds from Federal Home Loan Bank borrowings	2,788,545	1,627,673
Repayments on Federal Home Loan Bank borrowings	(2,716,319)	(1,610,630)
Net decrease in other borrowed funds	(2,467)	(2,511)
Purchase of treasury stock	(664)	—
Proceeds from stock issuance under option plan	199	—
Exercise and repurchase of stock options	—	(37)
Cash dividends	(1,388)	(1,388)

Net cash provided by financing activities	53,046	16,966

Net decrease in cash and cash equivalents	(2,180)	(13,829)
Cash and cash equivalents at beginning of year	33,523	38,861

Cash and cash equivalents at end of period	$31,343	$25,032

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2003 and December 31, 2002, the consolidated statements of income for the three months ended March 31, 2003 and 2002, the consolidated statements of comprehensive income for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three-month period ended March 31, 2003 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2002 Annual Report to Shareholders.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except number of shares and per share data)
Net income, as reported	$4,325	$3,611

Weighted average shares	8,027,042	8,057,781
Effect of dilutive employee stock options	43,450	53,667

Adjusted weighted average shares and assumed conversion	8,070,492	8,111,448

Basic earnings per share	$0.54	$0.44
Diluted earnings per share	0.54	0.44

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate swap agreements with notional amounts of $30 million at March 31, 2003. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statement of income. The fair values of the swap agreements are recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

NOTE 4—CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	4,893	4,657

Core deposit intangible, net	$4,531	$4,767

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2003 and 2002 amounted to $235.0 thousand and $252.0 thousand, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2007 is estimated to be $940.0 thousand.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—STOCK REPURCHASE

On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of March 31, 2003, the Company has repurchased 67,080 shares of common stock at an average price of $23.45 under this plan, of which 29,130 shares with an average price of $22.59 were repurchased during the quarter ended March 31, 2003.

NOTE 7—SHAREHOLDERS’ EQUITY

At March 31, 2003, the Company had three stock option plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During the first quarter of 2003, the Company issued 6,000 stock options to employees, which were expensed as options under the Company’s current stock option plans vest immediately. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except number of shares and per share data)
Net income, as reported	$4,325	$3,611
Add: Stock-based employee compensation expense included in reported net income, net of related tax	9	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax	(9)	—

Pro forma net income	$4,325	$3,611

Earnings per share:
Basic—as reported	$0.54	$0.44
Basic—pro forma	0.54	0.44
Diluted—as reported	0.54	0.44
Diluted—pro forma	0.54	0.44

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company’s consolidated financial statements.

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company’s consolidated financial condition and results of operations.

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; declines in mortgage loan refinancing and equity loan and lines of credit activity resulting in a decrease of non-interest income; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company’s competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2002. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses, which, in turn, could result in higher or lower net income.

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, any excess in the book value of the loan satisfied over the net realizable value of the property is charged against the allowance for loan losses. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under SFAS 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, mortgage servicing rights, and the overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value, which, in turn, could result in higher or lower net income.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $4.3 million, or $0.54 per diluted share, for the first three months of 2003. This is an increase of $714.0 thousand, or 19.8%, compared to net income of $3.6 million, or $0.44 per diluted share, for the comparable period of 2002. Return on average equity (“ROE”) and return on average assets (“ROA”) for the first three months of the year were 14.67% and 1.42%, respectively. ROE and ROA were 13.78% and 1.34%, respectively, for the same period in 2002.

During the first quarter of 2003, the Company continued to experience a narrowing of the net interest margin as yields on earning assets continued to re-price downward faster than the cost of funding resulting in a net interest margin of 4.27% for the first three months of 2003 compared to 4.74% for the same period in 2002. Also during the first quarter, there were a number of non-recurring items that in the aggregate had a favorable effect of $179,000 on net income. The principal non-recurring items were additional accretion recognized on a called security and interest income collected on non-accrual loans. Contributing to the improved results was a reduction of $227,000 in the provision for loan and lease losses in 2003 compared to 2002. During the first quarter of 2002, the Company recorded a $449,000, net of tax, cumulative effect change in accounting for goodwill. Excluding the cumulative effect change in accounting for goodwill, net income was $4.1 million or $0.50 per diluted share for the quarter ended March 31, 2002.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2003 was $12.2 million, a 2.3% or $277,000 increase over the net interest income for the first three months of 2002 of $11.9 million. Interest income on investments decreased by $300,000 from $4.7 million to $4.4 million, or 6.4%, during the three-month period of 2003 compared to the same period of 2002. This decrease was due to lower investment yields resulting from a decreasing interest rate environment. The Company experienced a $78,000 increase in interest income on loans, earning $13.8 million during the first three months of 2003 compared to $13.7 million in the same period in 2002 due to increased residential mortgage volumes partially off-set by lower interest rates. The Company’s interest expense on deposits decreased 13.2% during the first three months of 2003 compared to the same period in 2002 due to a lower interest rate environment and subsequent lower rates paid on deposits, which was somewhat offset by increased deposit volumes. Net interest income, expressed as a percentage of average interest-earnings assets for the first three months of 2003 and 2002, was 4.27% and 4.74%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2003 and 2002, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of $199,200 during the first three months of 2003 compared to an increase of $111,500 in the first three months of 2002. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2003 and 2002 were $7.7 million and $7.3 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Investments (including federal funds sold)	$4,396		5.51%	$4,696		6.64%
Loans	13,826	*	6.73%	13,748	*	7.62%

Total earning assets	18,222		6.39%	18,444		7.34%
Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	56		0.22%	108		0.47%
Savings accounts	122		0.49%	212		0.96%
Money market accounts	408		1.02%	628		1.85%
Certificates of deposit	2,458		3.21%	2,707		3.68%
Borrowings	2,350		3.47%	2,287		4.21%
Brokered certificates of deposit	652		4.66%	603		4.69%

Total interest-bearing liabilities	6,046		2.22%	6,545		2.72%
Net interest income (fully-taxable equivalent)	12,176			11,899
Less: fully-taxable equivalent adjustment	(86)			(96)

Net Interest Income	$12,090			$11,803

Net Interest Rate Spread (fully-taxable equivalent)			4.17%			4.62%
Net Interest Margin (fully-taxable equivalent)			4.27%			4.74%

*	Includes net swap income figures—2003: $199,000 and 2002: $111,000.

Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Interest-earning assets:
Investments (including federal funds sold)	$323,465	$286,713
Loans	833,342	731,481

Total interest-earning assets	1,156,807	1,018,194

Cash and due from banks	28,531	25,580
Other assets	65,101	62,516
Less allowance for loan losses	15,538	13,667

Total assets	$1,234,901	$1,092,623

Sources of funds:
Demand deposits	$97,523	$84,587
NOW accounts	101,613	93,261
Savings accounts	101,037	89,497
Money market accounts	162,946	137,760
Certificates of deposits	310,444	298,644
Short-term borrowings	275,009	220,501
Brokered certificates of deposit	56,754	52,128

Total sources of funds	1,105,326	976,378

Other liabilities	10,005	9,956
Shareholders’ equity	119,570	106,289

Total liabilities and shareholders’ equity	$1,234,901	$1,092,623

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	March 31, 2003 Over March 31, 2002
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollar in thousands)
Interest-earning assets:
Investments (including federal funds sold)	$602	$(902)	$(300)
Loans	1,914	(1,836)	78

Total interest income	2,516	(2,738)	(222)

Interest-bearing liabilities:
NOW accounts	10	(62)	(52)
Savings accounts	27	(117)	(90)
Money market accounts	115	(335)	(220)
Certificates of deposit	107	(367)	(260)
Borrowings	565	(491)	74
Brokered certificates of deposit	54	(5)	49

Total interest expense	878	(1,377)	(499)

Net interest income (fully taxable equivalent)	$1,638	$(1,361)	$277

NONINTEREST INCOME

Total non-interest income decreased by $543,000, or 18.5%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Service charges on deposit accounts increased $41,000, or 4.9%, for the first three months of 2003 compared to 2002 primarily due to an increase in the NSF fees at the banks as a result of an increase in the fee structure during the second quarter of 2002. Income from trust fees decreased $94,000, or 15.4%, principally due to a decline in assets under management at Acadia Trust, N.A. resulting, in part, from further declines in the stock market. Merchant card program fees decreased $352,000 as the Company sold the Merchant card processing business of its subsidiary banks during November 2002. Residential mortgage servicing rights associated with sales of residential real estate loans decreased $187,000 due to a decrease in the sale of loans and an acceleration of the amortization of the mortgage servicing asset as a result of increased loan prepayments due to the current low interest rate environment during the first three months of 2003 compared to 2002. Earnings on bank-owned life insurance declined $60,000 in the first quarter of 2003 compared to the first quarter of 2002 due to a decline in yields. Other non-interest income increased $108,000, or 15.2%, primarily due to a gain on the sale of loans of $22,200 in 2003 compared to losses recorded on the sale of loans and securities of $82,500 for the same period in 2002.

During the first quarter of 2003, the overall impact of the general stock market environment continued to negatively impact business activities in the Company’s financial services business lines. General stock market activity affected the Company’s financial results in several ways. For example, decreased market values of clients’ assets under management (“AUM”) resulted in decreased AUM levels resulting in lower management fees. Additionally, an overall negative investor sentiment toward the stock market appears to have had an adverse effect on the Company’s ability to attract and retain clients who use the Company’s investment management services. The impact of the existing stock market performance, however, appears to have benefited the Company’s banking subsidiaries as disenchanted stock market investors searched for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

NONINTEREST EXPENSE

Total non-interest expense decreased by $422,000, or 5.2%, in the three-month period ended March 31, 2003 compared to the three months ended March 31, 2002. Salaries and employee benefit costs increased $58,000, or 1.4%, during the first three months of 2003 compared to 2002, primarily due to normal annual salary increases and higher benefit costs and the recognition of $9,000 in expense related to the issuance of stock options to three employees. These increases were partially offset by the reduction of employee performance incentives of $173,800 due to a decrease in the projected 2003 incentive payout. Expenses related to premises and fixed assets decreased $19,000, or 1.6%, during the first three months of 2003 compared to 2002. Merchant card program costs decreased $347,000 as the Company sold the Merchant card processing business of its subsidiary banks during November 2002. Other operating expenses decreased by $96,000, or 4.2%, in the first three months of 2003 compared to the first three months of 2002, primarily due to lower marketing and supply costs.

FINANCIAL CONDITION

During the first three months of 2003, year-to-date average assets of $1.2 billion increased by $142.3 million, or 13.0%, compared to the same period in 2002. This increase was the result of an increase in the investment portfolio that averaged $323.5 million during the first three months of 2003, an increase of $36.8 million or 12.8%, as compared to $286.7 million during the first three months of 2002. The Company’s loan portfolio (including residential mortgages held for sale) increased $101.9 million or 13.9% to $833.3 million of average loans outstanding during the first three months of 2003 compared to $731.5 million of average loans outstanding during the first three months of 2002. The largest increase in loan balances was in residential real estate loans, which increased by $56.7 million, or 28.0%, during the first three months of 2003 compared to 2002 reflecting increased refinancing activity in the current low interest rate environment. Average commercial real estate loans increased by $32.6 million, or 11.7%, during the first three months of 2003 compared to the first quarter of 2002. Consumer loans also experienced a 17.5% increase during the first quarter of 2003 compared to the same period in 2002 primarily due to an increase home equity loans.

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of March 31, 2003 and 2002, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first quarter of 2003 average deposits of $830.3 million increased $74.4 million, or 9.8%, from $755.9 million reported during the first three months of 2002. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first quarter of 2003 to 2002, transaction accounts (demand deposits and NOW accounts) increased $21.3 million, savings accounts increased $11.5 million, money market accounts increased $25.2 million, and certificates of deposit increased $11.8 million. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first three months of 2003 were $275.0 million, an increase of $54.5 million, or 24.7%, from $220.5 million during the first three months of 2002. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $263.5 million and $192.2 million at March 31, 2003 and 2002, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at March 31, 2003 and 2002. The Company had no outstanding balance on its line of credit with the FHLBB at March 31, 2003 and 2002.

In addition to the liquidity sources discussed above, the Company believes the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales. The Company also believes that it has significant untapped access to the national brokered deposit market. These sources are considered as liquidity alternatives in the Company’s contingent liquidity plan. The Company believes that the level of liquidity is sufficient to meet current and future funding requirements.

Another major component of the Company’s financial condition is its allowance for loan and lease losses (“ALLL”). In determining the adequacy of the ALLL, management reviews the loan portfolio both to ascertain whether there are specific loan losses to be reserved against, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, delinquency trends, historical net loan loss experience for each loan category, and business and economic conditions affecting each loan category. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continually monitors and modifies its ALLL as conditions dictate.

During the first three months of 2003, the Company provided $420,000 to the ALLL (the “provision”) compared to $647,000 in the first three months of 2002. The provision is made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. For the quarter ended March 31, 2003, net-charge-offs were $15,000 compared to $738,000 for the quarter ended March 31, 2002. Non-performing assets, were 0.89% of total loans at March 31, 2003, an improvement from 1.00% at March 31, 2002. Determining an appropriate level of ALLL involves a high degree of judgment. Management believes that the ALLL at March 31, 2003 of $15.6 million, or 1.83%, of total loans outstanding was appropriate given the current economic conditions in the Company’s service area and the overall condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.79% as of March 31, 2002.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The company’s capital classification is also subject qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The Company and its subsidiaries exceeded regulatory guidelines at March 31, 2003 and March 31, 2002. The Company’s Tier 1 to risk-weighted assets was 12.40% and 12.61% at March 31, 2003 and 2002. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at March 31, 2003 and 2002 was 8.39% and 8.58%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $1.4 million in the first three months of 2003 and 2002.

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

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition.

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2003 the Company had the following levels of commitments to extend credit:

	Letters of Credit	Other Commitments to Extend Credit	Total
	(Dollars in thousands)
Commitment expires in:
2003	$732	$57,827	$58,559
2004	885	25,991	26,876
2005	162	4,622	4,784
2006	—	1,630	1,630
2007	—	4,008	4,008
Thereafter	—	56,160	56,160

Total	$1,779	$150,238	$152,017

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contacts. These commitments and the related payments were made during the normal course of business. At March 31, 2003 the Company had the following levels of contractual obligations:

	Operating Leases	Capital Leases	Long-term Debt	Other Long-term Obligations	Total
	(Dollars in thousands)
Payments due per period:
2003	$411	$—	$135,673	$—	$136,084
2004	520	—	12,000	—	12,520
2005	453	—	—	—	453
2006	177	—	34,291	—	34,468
2007	127	—	19,163	—	19,290
Thereafter	906	—	63,000	—	63,906

Total	$2,594	$—	$264,127	$—	$266,721

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2003, the Company had swap agreements with a notional amount of $30.0 million with the following cash flows:

	Fixed Payments from Counterparty	Payments based on Prime Rate	Net Cash Flow
	(Dollars in thousands)
Payments due per period:
2003	$1,553	$956	$597
2004	2,070	1,275	795
2005	172	106	66
2006	—	—	—
2007	—	—	—
Thereafter	—	—	—

Total	$3,795	$2,337	$1,458

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is currently at 4.25%. The cash flow will remain positive for the Company as long as the prime rate remains below 6.9%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the prime rate increases the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

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

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. Board and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCO routinely monitor simulated NII sensitivity over a rolling 2-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (“bp”) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2003.

Rate Change	Estimated Changes in NII
+200bp	(1.23)%
-100bp	(0.54)%

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

The most significant factors affecting the changes in market risk exposures during the first three months of 2003 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate residential real estate loans extended by the subsidiary banks, and the increase of short-term overnight FHLBB borrowings. Increases in short-term borrowings, resulted in increasing the Company’s opportunity to lower funding costs in a declining rate environment. However, the Company increased its exposure in a rising rate environment by keeping its borrowings short. The increased risk in a rising rate interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of March 31, 2003, the Company had a notional principal of $30 million in interest rate swap agreements. The $30 million of interest rate swap agreements mature in 2005. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policies. These instruments are more fully described in Note 3—Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

The Company acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into in this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

In a purchased interest rate cap agreement, cash interest payments are received only if current interest rates rise above predetermined interest rates. These agreements were purchased to protect the Company’s exposure to fixed rate instruments in a rising rate environment. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks entered into in this transaction are: 1) the risk of default from the counterparty from whom the Company purchased the cap; 2) poor correlation between the rate being capped and the liability cost of the Company; and 3) the fee being paid for the protection (i.e. if rates do not rise the protection will never have any value). Over the term of a cap agreement, the Company will always write-off the total premium paid for protection.

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

ITEM 4. Submission Matters to a Vote of Security Holders.

None

ITEM 5. Other Information

Statement regarding extension of credit and loans to individuals of the Company

The Company’s banking subsidiaries, operating under the supervision of The Federal Reserve Board (the “Fed”) and the Office of the Comptroller of the Currency (the “OCC”) are allowed to extend credit, or make loans, to officers and employees of the Company and its subsidiaries. Loans to executive officers and members of the boards of directors (“Reg. O officers”) of the Company and its banking subsidiaries are regulated by the Fed and the OCC through Regulation O, which ensures all extensions of credit to Reg. O officers are structured and made at interest rates that are offered to all customers of the banking subsidiaries. Additional disclosures of Reg. O extensions of credit are publicly available through each bank’s submission of its Call Report with the Federal Depository Insurance Corporation (“FDIC”). Extension of credit and loans that comply with “Reg O” are permitted under the Sarbanes-Oxley Act of 2002.

Explanation of regulation and oversight of the Company and its subsidiaries

The Company and its subsidiaries operate in a highly regulated environment, which is primarily designed to protect depositors and loan customers of its banking subsidiaries as well as investment customers of its financial services subsidiaries and business lines. As a bank holding company, Camden National Corporation undergoes periodic reviews by the Federal Reserve Bank of Boston (the “Boston Fed”). The Company’s Camden National Bank subsidiary, a nationally chartered bank, is regulated by the Office of the Comptroller of the Currency (the “OCC”) while its UnitedKingfield Bank subsidiary, a state chartered bank, undergoes periodic reviews by the State of Maine—Bureau of Financial Institutions and the FDIC. Acadia Trust, N.A., a nationally chartered non-depository trust company undergoes periodic exams by the OCC. Both Camden National Bank and UnitedKingfield Bank have previously entered into an agreement with Linsco Private Ledger, a provider of third party brokerage services. Representatives of Acadia Financial Consultants, a division of Camden National Bank and UnitedKingfield Bank, and Linsco Private Ledger are required to meet numerous banking and securities regulatory requirements as determined by the State of Maine, OCC, and the Federal Reserve Board and other applicable securities regulatory bodies.

The Company’s Audit Committee Membership

The Audit Committee of Camden National Corporation consists of four independent directors as of March 31, 2003 including:

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

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

(3.1) The Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.2) The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001)

(3.3) Articles of Amendment to the Articles of Incorporation increasing the Company’s authorized shares*

(10.12) Camden National Corporation 2003 Stock Option and Incentive Plan*

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

*	Filed herewith

(b) Reports on Form 8-K.

Current report dated January 3, 2003 containing the declaration of a dividend payable on January 31, 2003 for shareholders of record on January 15, 2003.

Current report dated January 28, 2003 containing a press release announcing the earnings for the 4th quarter of 2002 and the year ended December 31, 2002.

Current report dated March 25, 2003 containing the declaration of a dividend payable on April 30, 2003 for shareholders of record on April 15, 2003.

Current report dated March 26, 2003 containing Chief Executive Officer and Principal Financial Officer certifications pursuant to the Securities and Exchange Commission Order of June 27, 2002 and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (Registrant)

/s/ ROBERT W. DAIGLE	May 9, 2003
Robert W. Daigle President and Chief Executive Officer	Date

/s/ GREGORY A. DUFOUR	May 9, 2003
Gregory A. Dufour Senior Vice President—Finance, Operations & Technology and Principal Financial Officer	Date

CERTIFICATION PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert W. Daigle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Camden National Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ GREGORY A. DUFOUR
Gregory A. Dufour
Senior Vice President—Finance, Operations &
Technology and Principal Financial Officer