Form 10-Q
period 2003-06-30
CAMDEN NATIONAL CORP
filed 2003-08-13
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Outstanding at July 31, 2003: Common stock (no par value) 7,950,968 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2003, and for the six-month and three-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

July 31, 2003

PART I.

ITEM 1. FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Six Months Ended June 30,
	2003	2002
Interest Income
Interest and fees on loans	$27,429	$27,349
Interest on securities	7,973	8,667
Interest on interest rate swap agreements, net	395	269
Interest on federal funds sold and other investments	297	364

Total interest income	36,094	36,649

Interest Expense
Interest on deposits	7,284	8,509
Interest on other borrowings	4,806	4,703

Total interest expense	12,090	13,212

Net interest income	24,004	23,437
Provision for Loan and Lease Losses	865	1,950

Net interest income after provision for loan and lease losses	23,139	21,487

Other Income
Service charges on deposit accounts	1,882	1,860
Income from fiduciary activities	1,093	1,225
Merchant credit card program	—	869
Mortgage servicing (expense) income, net	(191)	445
Life insurance earnings	368	433
Other income	1,866	1,839

Total other income	5,018	6,671

Operating Expenses
Salaries and employee benefits	8,202	8,014
Premises and fixed assets	2,197	2,329
Merchant credit card program	—	836
Amortization of core deposit intangible	471	471
Other expenses	4,230	4,201

Total operating expenses	15,100	15,883

Income before income taxes and cumulative effect of accounting change	13,057	12,275
Income Taxes	4,237	4,007

Income before cumulative effect of accounting change	8,820	8,268
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	—	(449)

Net Income	$8,820	$7,819

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$1.10	$1.03
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Basic earnings per share	1.10	0.97

Diluted earnings per share before cumulative effect of accounting change	1.10	1.02
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Diluted earnings per share	1.10	0.96

Cash dividends per share	$0.34	$0.34
Weighted average number of shares outstanding	8,005,919	8,057,781

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended June 30,
	2003	2002
Interest Income
Interest and fees on loans	$13,853	$13,761
Interest on securities	3,773	4,216
Interest on interest rate swap agreements, net	196	157
Interest on federal funds sold and other investments	136	167

Total interest income	17,958	18,301

Interest Expense
Interest on deposits	3,611	4,252
Interest on other borrowings	2,433	2,415

Total interest expense	6,044	6,667

Net interest income	11,914	11,634
Provision for Loan and Lease Losses	445	1,303

Net interest income after provision for loan and lease losses	11,469	10,331

Other Income
Service charges on deposit accounts	999	1,018
Income from fiduciary activities	578	615
Mortgage servicing (expense) income, net	(209)	240
Merchant credit card program	—	518
Life insurance earnings	212	216
Other income	1,049	1,132

Total other income	2,629	3,739

Operating Expenses
Salaries and employee benefits	4,143	4,013
Premises and fixed assets	1,055	1,168
Merchant credit card program	—	489
Amortization of core deposit intangible	236	235
Other expenses	2,064	1,954

Total operating expenses	7,498	7,859

Income before income taxes	6,600	6,211
Income Taxes	2,105	2,003

Net Income	$4,495	$4,208

Per Share Data
Basic earnings per share	$0.56	$0.53
Diluted earnings per share	0.56	0.52
Cash dividends per share	0.17	0.17
Weighted average number of shares outstanding	7,985,028	8,057,781

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002
Net income	$8,820	$7,819
Other comprehensive income, net of tax:
Change in unrealized appreciation on securities available for sale, net of taxes (benefit) of $(569) and $556 for 2003 and 2002, respectively	(1,057)	1,032
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of taxes (benefit) of $(16) and $42 for 2003 and 2002, respectively	(30)	78

Comprehensive income	$7,733	$8,929

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,
(In thousands)	2003	2002
Net income	$4,495	$4,208
Other comprehensive income, net of tax:
Change in unrealized appreciation on securities available for sale, net of taxes (benefit) of $(224) and $1,223 for 2003 and 2002, respectively	(416)	2,271
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of taxes (benefit) of $(16) and $159 for 2003 and 2002, respectively	(30)	296

Comprehensive income	$4,049	$6,775

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Cash and due from banks	$32,723	$33,523
Securities available for sale, at market	282,924	313,780
Securities held to maturity	—	995
Residential mortgages held for sale	337	—
Loans, less allowance for loan and lease losses of $14,117 and $15,242 at June 30, 2003 and December 31, 2002, respectively	885,519	793,640
Premises and equipment, net	16,275	16,710
Other real estate owned	190	490
Interest receivable	5,932	5,778
Core deposit intangible, net	4,296	4,767
Goodwill	3,518	3,518
Other assets	47,559	45,218

Total assets	$1,279,273	$1,218,419

Liabilities
Deposits:
Demand	$104,613	$105,091
NOW	102,408	107,383
Money market	160,516	169,457
Savings	104,716	98,197
Certificates of deposit	309,669	313,252
Brokered certificates of deposit	63,219	56,754

Total deposits	845,141	850,134

Borrowings from Federal Home Loan Bank	250,374	191,901
Other borrowed funds	51,015	46,960
Accrued interest and other liabilities	11,168	10,596

Total liabilities	1,157,698	1,099,591

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,556	5,719
Retained earnings	120,175	114,128
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	5,743	6,800
Net unrealized appreciation on derivative instruments marked to market, net of income tax	884	914

Total accumulated other comprehensive income	6,627	7,714

Less cost of 658,930 and 582,524 shares of treasury stock at June 30, 2003 and December 31, 2002, respectively	13,233	11,183

Total shareholders’ equity	121,575	118,828

Total liabilities and shareholders’ equity	$1,279,273	$1,218,419

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six Months Ended June 30,
	2003	2002
Operating Activities
Net Income	$8,820	$7,819
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	865	1,950
Depreciation and amortization	779	837
Increase in interest receivable	(288)	(1,004)
Decrease in core deposit intangible	471	471
Goodwill impairment loss	—	690
Increase in other assets	(1,945)	(1,330)
Increase in other liabilities	706	1,598
Increase in residential mortgage loans held for sale	(337)	(207)

Net cash provided by operating activities	9,071	10,824

Investing Activities
Proceeds from maturities of securities held to maturity	1,000	500
Purchase of securities held to maturity	—	(595)
Proceeds from sale and maturities of securities available for sale	79,847	36,673
Purchase of securities available for sale	(50,633)	(31,991)
Net increase in loans	(92,744)	(31,454)
Net decrease in other real estate owned	300	5
Purchase of premises and equipment	(191)	(745)
Net sale of federal funds	—	(45,835)

Net cash used in investing activities	(62,421)	(73,442)

Financing Activities
Net (decrease) increase in deposits	(4,993)	44,952
Proceeds from Federal Home Loan Bank borrowings	7,422,314	2,402,253
Repayments on Federal Home Loan Bank borrowings	(7,363,840)	(2,398,539)
Net increase in other borrowed funds	4,054	8,540
Purchase of treasury stock	(2,618)	—
Proceeds from stock issuance under option plan	406	—
Exercise and repurchase of stock options	—	(113)
Cash dividends	(2,773)	(2,775)

Net cash provided by financing activities	52,550	54,318

Net decrease in cash and cash equivalents	(800)	(8,300)
Cash and cash equivalents at beginning of year	33,523	38,861

Cash and cash equivalents at end of period	$32,723	$30,561

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2003, and December 31, 2002, the consolidated statements of income for the six and three months ended June 30, 2003 and June 30, 2002, the consolidated statements of comprehensive income for the six and three months ended June 30, 2003 and June 30, 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and June 30, 2002. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six-month period ended June 30, 2003 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2002 Annual Report to Shareholders.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Six Months Ended June 30,
	2003	2002
Net income, as reported	$8,820	$7,819

Weighted average shares	8,005,919	8,057,781
Effect of dilutive employee stock options	42,623	61,990

Adjusted weighted average shares and assumed conversion	$8,048,542	$8,119,771

Basic earnings per share	$1.10	$0.97
Diluted earnings per share	1.10	0.96

	Three Months Ended June 30,
	2003	2002
Net income, as reported	$4,495	$4,208

Weighted average shares	7,985,028	8,057,781
Effect of dilutive employee stock options	42,623	61,990

Adjusted weighted average shares and assumed conversion	$8,027,651	$8,119,771

Basic earnings per share	$0.56	$0.53
Diluted earnings per share	0.56	0.52

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $30.0 million at June 30, 2003. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the prime rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statement of income. The fair values of the swap agreements are recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

NOTE 4—CORE DEPOSIT INTANGIBLES

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	5,128	4,657

Core deposit intangible, net	$4,296	$4,767

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2003 amounted to $471.0 thousand and $236.0 thousand, respectively. Amortization expense for the six- and three-month periods ended June 30, 2002 amounted to $471.0 thousand and $235.0 thousand, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2007 is estimated to be $940.0 thousand.

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

As of June 30, 2003, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 6—STOCK REPURCHASE

On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 400,000 shares of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of June 30, 2003, the Company had repurchased 143,580 shares of common stock at an average price of $24.53 under the prior year’s plan, which was approved June 25, 2002. For the quarter ended June 30, 2003, the Company repurchased 76,500 shares with an average price of $25.48.

NOTE 7—SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During the second quarter of 2003, the Company did not issue stock options. Therefore, there was no effect on net income for the six months ended June 30, 2003 and 2002, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

(Dollars in thousands, except number of shares and per share data)	Six Months Ended June 30,
	2003	2002
Net income, as reported	$8,820	$7,819

Add: Stock-based employee compensation expense included in reported net income, net of related tax	9	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax	(9)	—

Pro forma net income	$8,820	$7,819

Earnings per share:
Basic—as reported	$1.10	$0.97
Basic—pro forma	1.10	0.97

Diluted—as reported	1.10	0.96
Diluted—pro forma	1.10	0.96

NOTE 8—MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company with the intent to hold in portfolio or to sell in the secondary market to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. A Mortgage Servicing Right is created when the Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes Mortgage Servicing Rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized Mortgage Servicing Rights, net of a valuation allowance, included in other assets at June 30, 2003 was $564,000, which equaled the fair value of these rights. At December 31, 2002, the balance of capitalized mortgage servicing rights was $965,000. Amortization of the Mortgage Serving Rights, as well as prepayments of Mortgage Serving Rights, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Balance of loans serviced for others	$133,069	$151,735

Mortgage Servicing Rights:
Balance at beginning of year	$965	$845
Mortgage servicing rights capitalized	63	394
Amortization charged against mortgage servicing fee income	(392)	(186)
Valuation adjustment	(72)	—

Balance at end of period	$564	$1,053

Valuation allowance:
Balance at beginning of year	$—	$—
Addition	72	—
Reduction of impairment reserve	—	—
Write-downs	—	—

Balance at end of period	$72	$—

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, Financial Accounting Standards Board (FASB) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

This statement will not have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation Number 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

Management believes the allowance for loan and lease (the “ALLL” or the “Allowance”) losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan and lease losses is based on management’s evaluation of the level of the Allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses, which, in turn could result in higher or lower net income.

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, any excess in the book value of the loan satisfied over the net realizable value of the property is charged against the ALLL. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

RESULTS OF OPERATIONS

The Company reported consolidated net income of $8.8 million or $1.10 per diluted share, for the first six months of 2003. This is an increase of $1.0 million, or 12.8%, compared to net income of $7.8 million, or $0.96 per diluted share, for the comparable period of 2002. When adjusted for the cumulative effect of a change in accounting for goodwill, net income for the first six months of 2002 was $8.3 million and earnings per diluted share were $1.02. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first half of the year were 14.80% and 1.41%, respectively. Annualized ROE and ROA were 14.66% and 1.42%, respectively, for the same period in 2002.

During the first six months of 2003, the Company continued to experience a narrowing of the net interest margin as yields on earning assets continued to re-price downward faster than the cost of funding resulting in a net interest margin of 4.13% compared to 4.62% for the same period in 2002. The Company also experienced elevated levels of residential mortgage payoffs during the first half of the 2003 which resulted in the acceleration of the amortization of the related mortgage servicing rights assets and a reduction of mortgage servicing income of $636,000 compared to the first half of 2002. A major contributing factor to the improved results was a reduction of $1.1 million in the provision for loan and lease losses in 2003 compared to 2002.

For the second quarter of 2003, the Company reported consolidated net income of $4.5 million or $0.56 per diluted share, an increase of 7.7% over earnings per diluted share of $0.52 reported for the second quarter of 2002. A major contributing factor to the improved results was a reduction of $858,000 in the provision for loan and lease losses in 2003 compared to 2002. This was partially offset by the acceleration of the amortization of the related mortgage servicing rights assets during the second quarter, which resulted in a reduction of

$449,000 in mortgage servicing income compared to the second quarter of 2002.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2003 was $24.0 million, a 2.3% or $0.6 million increase over the net interest income for the first six months of 2002 of $23.6 million. Interest income on loans increased $221,000, or 0.8% during the six-month period of 2003 compared to the same period of 2002. The Company experienced a decrease in interest income on investments during the first six months of 2003 compared to the same period in 2002. This decrease was due to decreases in yields resulting from a declining interest rate environment. The Company’s total interest expense decreased $1.1 million during the first six months of 2003 compared to the same period in 2002. This decrease was the result of the declining interest rate environment that was somewhat offset by increased short-term borrowing volumes. Net interest income, expressed as a percentage of average interest-earnings assets for the first half of 2003 and 2002, was 4.13% and 4.62%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2003 was $11.7 million, a 4.2% or $0.5 million increase, over $11.2 million in net interest income for the same period in 2002.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2003 and 2002, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of $395,000 during the first six months of 2003 compared to an increase of $269,000 in the first six months of 2002. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended June 30, 2003 and 2002 were $7.8 million and $7.0 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$8,341		5.20%	$9,129		6.41%
Loans	27,933	*	6.58%	27,712	*	7.52%

Total earning assets	36,274		6.20%	36,841		7.20%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	108		0.22%	205		0.45%
Savings accounts	248		0.49%	424		0.95%
Money market accounts	819		1.00%	1,214		1.77%
Certificates of deposit	4,782		3.11%	5,403		3.61%
Borrowings	4,806		3.30%	4,703		4.22%
Brokered certificates of deposit	1,327		4.62%	1,263		4.68%

Total interest-bearing liabilities	12,090		2.16%	13,212		2.69%

Net interest income (fully-taxable equivalent)	24,184			23,629
Less: fully-taxable equivalent adjustment	(180)			(192)

	$24,004			$23,437

Net Interest Rate Spread (fully-taxable equivalent)			4.04%			4.51%
Net Interest Margin (fully-taxable equivalent)			4.13%			4.62%

*	Includes net swap income figures—2003: $395,000 and 2002: $269,000.
Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Six Months Ended June 30,
Dollars in thousands	2003	2002
Interest-earning assets:
Investments (including federal funds sold)	$323,407	$287,202
Loans	856,309	743,463

Total interest-earning assets	1,179,716	1,030,665

Cash and due from banks	28,602	26,594
Other assets	65,011	63,224
Less allowance for loan losses	15,452	13,665

Total assets	$1,257,877	$1,106,818

Sources of funds:
Demand deposits	$98,862	$86,677
NOW accounts	100,056	92,893
Savings accounts	102,633	89,743
Money market accounts	164,559	138,378
Certificates of deposits	310,566	302,182
Short-term borrowings	293,369	224,743
Brokered certificates of deposit	57,874	54,471

Total sources of funds	1,127,919	989,087

Other liabilities	9,813	10,208
Shareholders’ equity	120,145	107,523

Total liabilities and shareholders’ equity	$1,257,877	$1,106,818

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	June 30, 2003 Over June 30, 2002
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change

Interest-earning assets:
Investments (including federal funds sold)	$1,151	$(1,939)	$(788)
Loans	4,206	(3,986)	220

Total interest income	5,357	(5,925)	(568)

Interest-bearing liabilities:
NOW accounts	16	(113)	(97)
Savings accounts	61	(237)	(176)
Money market accounts	230	(625)	(395)
Certificates of deposit	150	(771)	(621)
Short-term borrowings	1,436	(1,333)	103
Brokered certificates of deposit	79	(15)	64

Total interest expense	1,971	(3,093)	(1,122)

Net interest income (fully taxable equivalent)	$3,386	$(2,832)	$554

NONINTEREST INCOME

Total non-interest income decreased by $1.7 million or 24.8% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Service charges on deposit accounts increased $22,000 or 1.2%, for the first six months of 2003 compared to 2002 primarily due to an increase in the NSF fees (fees charged for checks drawn on an account with insufficient funds) at the banks as a result of an increase in the fee structure during the second quarter of 2002. Income from trust fees decreased $132,000, or 10.8%, principally due to a decline in assets under management at Acadia Trust, N.A. resulting, in part, from declines in the stock market during the later part of 2002 and early 2003. Merchant credit card program fees decreased $869,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Residential mortgage servicing rights associated with sales of residential real estate loans decreased $636,000 due to a decrease in the sale of loans and an acceleration of the amortization of the mortgage servicing asset as a result of increased loan prepayments due to the current low interest rate environment during the first six months of 2003 compared to 2002. Earnings on bank-owned life insurance declined $65,000 in the first half of 2003 compared to the first half of 2002 due to a decline in yields. Other non-interest income increased $27,000 or 1.5%, as a result of increases in brokerage fees and gains on sale of loans that were virtually offset by reduction of gains on sale of securities and property recorded in 2002.

Total non-interest income decreased by $1.1 million, or 29.7%, during the second quarter of 2003 compared to the second quarter of 2002. Service charges on deposit accounts decreased slightly by $19,000, or 1.9%, for the second quarter of 2003 compared to 2002. Income from trust fees decreased $37,000, or 6.0%, principally due to a decline in assets under management at Acadia Trust, N.A. resulting, in part, from declines in the stock market during early 2003. Merchant credit card program fees decreased $518,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Residential mortgage servicing rights associated with sales of residential real estate loans decreased $449,000 due to a decrease in the sale of loans and an acceleration of the amortization of the mortgage servicing asset as a result of increased loan prepayments due to the low interest rate environment during the second quarter of 2003 compared to 2002. Other non-interest income decreased $83,000, or 7.3%, primarily due to gains recorded on the sale of securities and property recorded during the second quarter of 2002.

During the first half of 2003, the overall impact of the general stock market environment continued to negatively impact business activities in the Company’s financial services business lines even though the stock market experienced some momentum during the past few months. General stock market activity affected the Company’s financial results in several ways. For example, decreased market values of clients’ assets under management (“AUM”) resulted in decreased AUM levels resulting in lower management fees. Additionally, an overall negative investor sentiment toward the stock market appears to have had an adverse effect on the Company’s ability to attract and retain clients who use the Company’s investment management services. The impact of the existing stock market performance, however, appears to have benefited the Company’s banking subsidiaries as disenchanted stock market investors searched for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

NONINTEREST EXPENSE

Total non-interest expense decreased by $783,000, or 4.9%, in the six-month period ended June 30, 2003 compared to the six months ended June 30, 2002. Salaries and employee benefit costs increased $188,000, or 2.3%, during the first six months of 2003 compared to 2002, primarily due to normal annual salary increases and higher benefit costs and the recognition of $9,000 in expense related to the issuance of stock options to three employees. These increases were partially offset by the reduction of employee performance incentives of $158,000. Expenses related to premises and fixed assets decreased $132,000, or 5.7%, during the first six months of 2003 compared to 2002 due to lower depreciation cost in 2003 compared to 2002. Merchant credit card program costs decreased $836,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Other operating expenses increased by only $13,000, or 0.3%, in the first six months of 2003 compared to the first six months of 2002, primarily due to lower hiring and training costs offsetting normal increases in other categories.

Total non-interest expense decreased by $361,000, or 4.6%, in the quarter ended June 30, 2003 compared to the same quarter ended June 30, 2002. Salaries and employee benefit costs increased by $130,000, or 3.2%, during the second quarter of 2003 compared to 2002 primarily due to normal annual salary increases and higher healthcare costs. Expenses related to premises and fixed assets decreased $113,000, or 9.7%, during the second quarter of 2003 compared to 2002 due to lower depreciation cost in 2003 compared to 2002. Merchant credit card program costs decreased $489,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Other operating expenses increased by $110,000, or 5.6%, in the second quarter of 2003 compared to the second quarter of 2002. The largest contributing factors to this increase were trailing costs associated with the merchant card processing business and increases in shareholder relations costs related to the increased in authorized common shares approved by the shareholders at the Company’s Annual Shareholder meeting held on April 29, 2003.

FINANCIAL CONDITION

During the first half of 2003, year-to-date average assets of $1.3 billion increased by $151.1 million, or 13.6%, compared to the same period in 2002. This increase was the result of an increase in the investment portfolio that averaged $323.4 million during the first half of 2003, an increase of $36.2 million, or 12.6%, as compared to $287.2 million during the first half of 2002. The Company’s loan portfolio (including residential mortgages held for sale) increased $112.8 million, or 15.2%, to $856.3 million of average loans outstanding during the first half of 2003 compared to $743.5 million of average loans outstanding during the first half of 2002. The largest increase in loan balances was in residential real estate loans, which increased by $65.6 million, or 32.7%, during the first half of 2003 compared to 2002 reflecting increased refinancing activity in the current low interest rate environment. Average commercial real estate loans increased by $24.9 million, or 8.6%, during the first half of 2003 compared to the first half of 2002. Consumer loans also experienced a 19.3% increase during the first half of 2003 compared to the same period in 2002 primarily due to an increase home equity loans.

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of June 30, 2003 and 2002, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first half of 2003 average deposits of $834.6 million increased $70.2 million, or 9.2%, from $764.3 million reported during the first half of 2002. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first quarter of 2003 to 2002, transaction accounts (demand deposits and NOW accounts) increased $19.3 million, savings accounts increased $12.9 million, money market accounts increased $26.2 million, and certificates of deposit increased $11.8 million. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first half of 2003 were $293.4 million, an increase of $68.6 million, or 30.5%, from $224.7 million during the first half of 2002. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $277.9 million and $180.4 million at June 30, 2003 and 2002, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at June 30, 2003 and 2002. The Company had no outstanding balance on its line of credit with the FHLBB at June 30, 2003 and 2002.

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

Another major component of the Company’s financial condition is its ALLL. In determining the adequacy of the ALLL, management reviews the loan portfolio both to ascertain whether there are specific loan losses to be reserved against, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, delinquency trends, historical net loan loss experience for each loan category, and business and economic conditions affecting each loan category. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continually monitors and modifies its ALLL as conditions dictate.

During the first half of 2003, the Company provided $865,000 to the ALLL (the “Provision”) compared to $2.0 million in the first half of 2002. The Provision is made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During the first half of 2002, $1.2 million of charge-offs were recorded at UnitedKingfield Bank, which along with the effects of a softening economy in the markets served by UnitedKingfield Bank, resulted in a provision to the ALLL for the Company of $2.0 million. A provision to the ALLL of $865,000 for the Company was recorded during the first six months of 2003 reflecting the effects of $2.0 million of charge-offs, some of which were previously identified and provided for during 2002. Management believes that the ALLL at June 30, 2003 of $14.1 million, or 1.57%, of total loans outstanding was appropriate given the current economic conditions in the Company’s service area and the overall condition of the loan portfolio. Determining an appropriate level of ALLL involves a high degree of judgment. Non-performing assets were 0.76% of total loans at June 30, 2003, an improvement from 1.02% at June 30, 2002. As a percentage of total loans outstanding, the ALLL was 1.89% as of June 30, 2002.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined) to be considered “well capitalized”. The Company and its subsidiaries exceeded regulatory guidelines for well-capitalized holding companies at June 30, 2003 and June 30, 2002. The Company’s Tier 1 to risk-weighted assets was 12.33% and 12.48% at June 30, 2003 and 2002. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at June 30, 2003 and 2002 was 8.37% and 8.48%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $2.8 million and $2.6 million in the first six months of 2003 and 2002, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2003, the Company had the following levels of commitments to extend credit:

(Dollars in thousands)	Letters of Credit	Other Commitments to Extend Credit	Total
Commitment expires in:
2003	$749	$40,470	$41,219
2004	508	40,811	41,319
2005	162	4,418	4,580
2006	—	1,361	1,361
2007	—	3,446	3,446
Thereafter	—	56,509	56,509

Total	$1,419	$147,015	$148,434

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contacts. These commitments and the related payments were made during the normal course of business. At June 30, 2003 the Company had the following levels of contractual obligations for the remainder of 2003 and the fiscal years thereafter:

(Dollars in thousands)	Operating Leases	Capital Leases	Long-term Debt	Other Long-term Obligations	Total
Payments due per period:
2003	$273	$—	$104,200	$—	$104,473
2004	520	—	12,000	—	12,520
2005	453	—	—	—	453
2006	177	—	33,471	—	33,648
2007	127	—	18,929	—	19,056
Thereafter	906	—	81,774	—	82,680

Total	$2,456	$—	$250,374	$—	$252,830

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2003, the Company had swap agreements with a notional amount of $30.0 million with the following cash flows for the remainder of 2003 and the fiscal years thereafter:

(Dollars in thousands)	Fixed Payments from Counterparty	Payments based on Prime Rate	Net Cash Flow
Payments due per period:
2003	$1,035	$600	$435
2004	2,070	1,200	870
2005	172	100	72
2006	—	—	—
2007	—	—	—
Thereafter	—	—	—

Total	$3,295	$1,900	$1,377

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is currently at 4.00%. The cash flow will remain positive for the Company as long as the prime rate remains below 6.9%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the prime rate increases the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

SALE OF CREDIT CARD PORTFOLIO

On August 13, 2003, the Company signed a definitive contract to sell its credit card portfolio to Elan Financial Services. The sale is expected to be finalized in the fourth quarter of 2003 and as a result the Company will recognize a premium based on outstanding credit card balances at the time of closing. The Company estimates an impact to earnings of $0.02 to $0.05 per share during the fourth quarter, subject to actual outstanding balances at the time of closing and other contractual obligations. The Company has also entered into a partnership with Elan Financial Services to offer a broader credit card product set to both consumer and business customers and will be paid a percentage of interchange income generated on both the accounts sold and future new relationships. The current credit card portfolio generates net annual earnings of approximately $200,000 or 1% of total net income for the Company.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2003.

Rate Change	Estimated Changes in NII
+200bp	1.08%
-100bp	(6.34%)

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

The most significant factors affecting the changes in market risk exposures during the first half of 2003 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate residential real estate loans extended by the subsidiary banks, and the increase of short-term overnight FHLBB borrowings. Increases in short-term borrowings, resulted in increasing the Company’s opportunity to lower funding costs in a declining rate environment. However, the Company increased its exposure in a rising rate environment by keeping its borrowings short. The increased risk in a rising rate interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of June 30, 2003, the Company had a notional principal of $30 million in interest rate swap agreements. The $30 million of interest rate swap agreements mature in 2005. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3—Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Senior Vice President—Finance, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Senior Vice President—Finance concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on April 29, 2003.

(b) Anne W. Bresnahan, Robert W. Daigle, Rendle A. Jones and Arthur E. Strout were elected as directors at the annual meeting. Robert J. Campbell, Johann H. Gouws, Ward I. Graffam, Theodore C. Johanson, John W. Holmes, Winfield F. Robinson, and Richard N. Simoneau continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees—Anne W. Bresnahan (Total votes cast: 6,041,726, with 6,001,572 for, 40,154 against and 0 broker non-votes), Robert W. Daigle (Total votes cast: 6,041,726, with 6,001,063 for, 40,663 against and 0 broker non-votes), Rendle A. Jones (Total votes cast: 6,041,726, with 5,829,395 for, 212,331 against and 0 broker non-votes) and Arthur E. Strout (Total votes cast: 6,041,726, with 6,001,947 for, 39,779 against and 0 broker non-votes) to serve a three-year term to expire at the annual meeting in 2006. 2) To consider and vote upon the proposed stock option and incentive plan. Total votes cast: 4,452,291, with 4,068,147 for, 358,080 against, 26,064 abstain, and 1,626,909 broker non-votes. 3) To amend the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000. Total votes cast: 6,041,724, with 5,547,715 for, 472,122 against, 21,887 abstain, and 2 broker non-votes. 4) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent public accountants for 2003. Total votes cast: 6,041,725, with 5,943,336 for, 77,994 against, 20,395 abstain, and 1 broker non-vote.

ITEM 5. OTHER INFORMATION

Statement regarding extension of credit and loans to individuals of the Company

The Company’s banking subsidiaries, operating under the supervision of The Federal Reserve Board (the “Fed”) and the Office of the Comptroller of the Currency (the “OCC”) are allowed to extend credit, or make loans, to officers and employees of the Company and its subsidiaries. Loans to executive officers and members of the boards of directors (“Reg. O officers”) of the Company and its banking subsidiaries are regulated by the Fed and the OCC through Regulation O, which ensures all extensions of credit to Reg. O officers are structured and made at interest rates that are offered to all customers of the banking subsidiaries. Additional disclosures of Reg. O extensions of credit are publicly available through each bank’s submission of its Call Report with the Federal Depository Insurance Company (“FDIC”). Extension of credit and loans that comply with “Reg. O” are permitted under the Sarbanes-Oxley Act of 2002.

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

The Company’s Audit Committee Membership

The Audit Committee of Camden National Corporation consists of three independent directors including:

Richard N. Simoneau, CPA, Chairman, Camden National Corporation Audit Committee

Mr. Simoneau has been a director of the Company and Camden National Bank since 1984 and 1979, respectively. Mr. Simoneau has been a principal in Simoneau & Norton, Masters & Alex, CPA, PA of Rockland, Maine, since 1999 and was previously a partner in Simoneau & Norton, CPAs, P.A. from 1983 to 1998. Mr. Simoneau’s experience also includes various positions held with the Internal Revenue Service.

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

Retirement

Camden National Corporation reported that Johann Gouws retired from his position as Chairman, President and Chief Executive Officer of Acadia Trust, N.A., a subsidiary of the Company, and as a director of the Company effective July 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

(3.1) The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.2) Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)

(3.3) The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001)

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Senior Vice President—Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(b) Reports on Form 8-K.

Current report dated April 29, 2003 containing a press release announcing the earnings for the 1st quarter of 2003.

Current report dated May 9, 2003 containing Chief Executive Officer and Principal Financial Officer certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Current report dated June 24, 2003 containing the declaration of a dividend payable on July 31, 2003 for shareholders of record on July 15, 2003, the renewal of the Common Stock Repurchase Program and authorization to establish a dividend reinvestment program.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ ROBERT W. DAIGLE	August 13, 2003
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ GREGORY A. DUFOUR	August 13, 2003
Gregory A. Dufour	Date
Senior Vice President—Finance,
Operations & Technology and Principal
Financial Officer