Form 10-Q
period 2003-09-30
CAMDEN NATIONAL CORP
filed 2003-11-13
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-04132282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

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

Outstanding at November 3, 2003: Common stock (no par value) 7,779,337 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2003, and for the nine-month and three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

October 31, 2003

PART I.

ITEM 1. FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2003	2002
Interest Income
Interest and fees on loans	$41,433	$40,977
Interest on securities	11,052	12,929
Interest on interest rate swap agreements, net	606	422
Interest on federal funds sold and other investments	449	704

Total interest income	53,540	55,032

Interest Expense
Interest on deposits	10,760	12,926
Interest on other borrowings	7,086	7,059

Total interest expense	17,846	19,985

Net interest income	35,694	35,047
Provision for Loan and Lease Losses	1,050	2,520

Net interest income after provision for loan and lease losses	34,644	32,527

Other Income
Service charges on deposit accounts	2,810	2,821
Income from fiduciary activities	1,595	1,776
Merchant credit card program	—	1,716
Mortgage servicing income, net	245	708
Life insurance earnings	547	649
Gain on sale of securities	133	143
Other income	2,219	2,641

Total other income	7,549	10,454

Operating Expenses
Salaries and employee benefits	11,909	12,048
Premises and fixed assets	3,255	3,456
Merchant credit card program	—	1,573
Amortization of core deposit intangible	706	706
Other expenses	6,168	6,116

Total operating expenses	22,038	23,899

Income before income taxes and cumulative effect of accounting change	20,155	19,082
Income Taxes	6,587	6,242

Income before cumulative effect of accounting change	13,568	12,840
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	—	(449)

Net Income	$13,568	$12,391

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$1.70	$1.60
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Basic earnings per share	1.70	1.54

Diluted earnings per share before cumulative effect of accounting change	1.70	1.59
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	(0.06)

Diluted earnings per share	1.70	1.53

Cash dividends per share	$0.53	$0.51
Weighted average number of shares outstanding	7,966,384	8,056,978

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended September 30,
	2003	2002
Interest Income
Interest and fees on loans	$14,005	$13,627
Interest on securities	3,079	4,262
Interest on interest rate swap agreements, net	211	153
Interest on federal funds sold and other investments	152	340

Total interest income	17,447	18,382

Interest Expense
Interest on deposits	3,476	4,416
Interest on other borrowings	2,281	2,356

Total interest expense	5,757	6,772

Net interest income	11,690	11,610
Provision for Loan and Lease Losses	185	570

Net interest income after provision for loan and lease losses	11,505	11,040

Other Income
Service charges on deposit accounts	928	961
Income from fiduciary activities	502	552
Mortgage servicing income, net	436	263
Merchant credit card program	—	846
Life insurance earnings	179	216
Gain on sale of securities	181	—
Other income	305	945

Total other income	2,531	3,783

Operating Expenses
Salaries and employee benefits	3,707	4,034
Premises and fixed assets	1,058	1,128
Merchant credit card program	—	737
Amortization of core deposit intangible	235	219
Other expenses	1,938	1,898

Total operating expenses	6,938	8,016

Income before income taxes	7,098	6,807
Income Taxes	2,350	2,235

Net Income	$4,748	$4,572

Per Share Data
Basic earnings per share	$0.60	$0.57
Diluted earnings per share	0.60	0.57
Cash dividends per share	0.19	0.17
Weighted average number of shares outstanding	7,894,807	8,054,363

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2003	2002
Net income	$13,568	$12,391
Other comprehensive income (loss), net of tax:
Change in unrealized appreciation on securities available for sale, net of taxes (benefit) of $(2,058) and $1,166 for 2003 and 2002, respectively	(3,822)	2,165
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of taxes (benefit) of $(80) and $42 for 2003 and 2002, respectively	(149)	78

Comprehensive income	$9,597	$14,634

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three Months Ended September 30,
	2003	2002
Net income	$4,748	$4,572
Other comprehensive income (loss), net of tax:
Change in unrealized appreciation on securities available for sale, net of taxes (benefit) of $(1,489) and $731 for 2003 and 2002, respectively	(2,765)	1,358
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of taxes (benefit) of $(64) and $0 for 2003 and 2002, respectively	(119)	—

Comprehensive income	$1,864	$5,930

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Cash and due from banks	$32,018	$33,523
Federal funds sold	3,820	—
Securities available for sale, at market	232,252	313,780
Securities held to maturity	799	995
Residential mortgages held for sale	10,769	—
Loans, less allowance for loan losses of $14,491 and $15,242 at September 30, 2003 and December 31, 2002, respectively	928,232	793,640
Premises and equipment, net	15,998	16,710
Other real estate owned	186	490
Interest receivable	5,027	5,778
Core deposit intangible, net	4,061	4,767
Goodwill	3,518	3,518
Other assets	48,794	45,218

Total assets	$1,285,474	$1,218,419

Liabilities
Deposits:
Demand	$125,398	$105,091
NOW	121,321	107,383
Money market	186,538	169,457
Savings	108,909	98,197
Certificates of deposit	304,787	313,252
Brokered certificates of deposit	55,739	56,754

Total deposits	902,692	850,134

Borrowings from Federal Home Loan Bank	200,600	191,901
Other borrowed funds	53,457	46,960
Accrued interest and other liabilities	11,910	10,596

Total liabilities	1,168,659	1,099,591

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,387	5,719
Retained earnings	123,384	114,128
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	2,978	6,800
Net unrealized appreciation on derivative instruments marked to market, net of income tax	765	914

Total accumulated other comprehensive income	3,743	7,714

Less cost of 831,456 and 582,524 shares of treasury stock on September 30, 2003 and December 31, 2002, respectively	18,149	11,183

Total shareholders’ equity	116,815	118,828

Total liabilities and shareholders’ equity	$1,285,474	$1,218,419

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net Income	$13,568	$12,391
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,050	2,520
Depreciation and amortization	1,393	1,334
Increase in interest receivable	(110)	(1,438)
Decrease in core deposit intangible	706	706
Goodwill impairment loss	—	690
Increase in other assets	(1,909)	(6,241)
Increase in other liabilities	2,175	1,427
Increase in residential mortgage loans held for sale	(10,769)	—

Net cash provided by operating activities	6,104	11,389

Investing Activities
Proceeds from maturities of securities held to maturity	1,000	900
Purchase of securities held to maturity	(797)	(595)
Proceeds from sale and maturities of securities available for sale	191,325	55,326
Purchase of securities available for sale	(115,866)	(113,711)
Net increase in loans	(135,642)	(33,932)
Net decrease (increase) in other real estate owned	304	(121)
Purchase of premises and equipment	(257)	(875)
Net sale of federal funds	(3,820)	(22,019)

Net cash used in investing activities	(63,753)	(115,027)

Financing Activities
Net increase in deposits	52,558	95,011
Proceeds from Federal Home Loan Bank borrowings	10,308,197	2,402,253
Repayments on Federal Home Loan Bank borrowings	(10,299,498)	(2,399,556)
Net increase in other borrowed funds	6,497	11,020
Purchase of treasury stock	(7,717)	(919)
Proceeds from stock issuance under option plan	419	—
Exercise and repurchase of stock options	—	(28)
Cash dividends	(4,312)	(4,163)

Net cash provided by financing activities	56,144	103,618

Net decrease in cash and cash equivalents	(1,505)	(20)
Cash and cash equivalents at beginning of year	33,523	38,861

Cash and cash equivalents at end of period	$32,018	$38,841

Supplemental disclosures of cash flow information:
Non-Cash Transactions:
Transfer from loans to real estate owned	—	142
Securitization of mortgage loans	—	16,700

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2003 and December 31, 2002, the consolidated statements of income for the nine and three months ended September 30, 2003 and 2002, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine-month period ended September 30, 2003 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2002 Annual Report to Shareholders.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Common stock issuable upon the exercise of stock options or otherwise is considered in the calculation of weighted average shares outstanding for diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$13,568	$12,391

Weighted average shares	7,966,384	8,056,978
Effect of dilutive employee stock options	30,572	55,526

Adjusted weighted average shares and assumed conversion	7,996,956	8,112,504

Basic earnings per share	$1.70	$1.54
Diluted earnings per share	1.70	1.53

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$4,748	$4,572

Weighted average shares	7,894,807	8,054,363
Effect of dilutive employee stock options	35,526	55,526

Adjusted weighted average shares and assumed conversion	7,930,333	8,109,889

Basic earnings per share	$0.60	$0.57
Diluted earnings per share	0.60	0.57

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $30.0 million at September 30, 2003. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the Statement of Condition with the offset recorded in the Statement of Other Comprehensive Income.

NOTE 4 – CORE DEPOSIT INTANGIBLES

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	5,363	4,657

Core deposit intangible, net	$4,061	$4,767

Amortization expense related to the core deposit intangible for the nine and three month periods ended September 30, 2003 amounted to $706.0 thousand and $235.0 thousand, respectively. Amortization expense for the nine and three month periods ended September 30, 2002 amounted to $706.0 thousand and $235.0 thousand, respectively. The expected amortization expense for the five year period ending December 31, 2008 is estimated to be $940.0 thousand per year through December 31, 2007 and $470.0 thousand for the year ending December 31, 2008.

NOTE 5 – GOODWILL

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

NOTE 6 – STOCK REPURCHASE

On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 400,000 shares of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of September 30, 2003, the Company had repurchased 181,600 shares of common stock at an average cost of $28.78 under the current year plan. On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding common stock for reasons similar to the current year plan. Under the prior year plan, the Company repurchased 143,580 shares of common stock at an average cost of $24.64.

NOTE 7 – SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During 2003, the Company has issued 16,000 stock options to employees, which were expensed as options on the date of grant, as options under the Company plans vest immediately. There were no options granted during 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

(Dollars in thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$13,568	$12,391

Add: Stock-based employee compensation expense included in reported net income, net of related tax	27	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax	(27)	—

Pro forma net income	$13,568	$12,391

Earnings per share:
Basic—as reported	$1.70	$1.54
Basic—pro forma	1.70	1.54

Diluted—as reported	1.70	1.53
Diluted—pro forma	1.70	1.53

(Dollars in thousands, except number of shares and per share data)	Three Months Ended September 30,
	2003	2002
Net income, as reported	$4,748	$4,572

Add: Stock-based employee compensation expense included in reported net income, net of related tax	18	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax	(18)	—

Pro forma net income	$4,748	$4,572

Earnings per share:
Basic—as reported	$0.60	$0.57
Basic—pro forma	0.60	0.57

Diluted—as reported	0.60	0.57
Diluted—pro forma	0.60	0.57

NOTE 8 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company with the intent to hold in portfolio or to sell in the secondary market to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. A Mortgage Servicing Right is created when the Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes Mortgage Servicing Rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized Mortgage Servicing Rights, net of a valuation allowance, included in other assets at September 30, 2003 was $902,000, which equaled the fair value of these rights. At December 31, 2002, the balance of capitalized mortgage servicing rights was $965,000. Amortization of the Mortgage Serving Rights, as well as prepayment of Mortgage Serving Rights, is recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002
Balance of loans serviced for others	$136,287	$157,241

Mortgage Servicing Rights:
Balance at beginning of year	$965	$845
Mortgage servicing rights capitalized	518	651
Amortization charged against mortgage servicing fee income	(548)	(304)
Valuation adjustment	(33)	—

Balance at end of period	$902	$1,192

Valuation allowance:
Balance at beginning of year	$—	$—
Addition	72	—
Reduction of impairment reserve	(39)	—
Write-downs	—	—

Balance at end of period	$33	$—

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

This statement will not have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; further impairment of goodwill; reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing and equity loan and lines of credit activity resulting in a decrease of non-

interest income; changes in interest rates potentially affecting, among other things, rates of loan repayments and the value of mortgage servicing rights; changes in laws and regulations; changes in the size and nature of the Company’s competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2002. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

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

Management believes the allowance for loan and lease losses (the “ALLL” or the “Allowance”) is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan and lease losses is based on management’s evaluation of the level of the Allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses, which, in turn could result in higher or lower net income.

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the book value of the loan satisfied or its net realizable value on the date of acquisition. At the time of acquisition, any excess in the book value of the loan satisfied over the net realizable value of the property is charged against the ALLL. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under SFAS 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, mortgage servicing rights, and the overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value, which, in turn could result in higher or lower net income.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $13.6 million or $1.70 per diluted share, for the first nine months of 2003. This is an increase of $1.2 million, or 9.5%, compared to net income of $12.4 million, or $1.53 per diluted share, for the comparable period of 2002. When adjusted for the cumulative effect of a change in accounting for goodwill, net income for the first nine months of 2002 was $12.8 million and earnings per diluted share were $1.59. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first nine months of the year were 15.11% and 1.43%, respectively. Annualized ROE and ROA were 15.18% and 1.46%, respectively, for the same period in 2002.

During the first nine months of 2003, the Company continued to experience a narrowing of the net interest margin as yields on earning assets continued to re-price downward faster than the cost of funding, resulting in a net interest margin of 4.05% compared to 4.47% for the same period in 2002. The Company also experienced elevated levels of residential mortgage payoffs during the first nine months of 2003, which resulted in the acceleration of the amortization of the related mortgage servicing rights assets and a reduction in mortgage servicing income of $463,000 compared to the first nine months of 2002. A major contributing factor to the improved results was a reduction of $1.5 million in the provision for loan and lease losses in 2003 compared to 2002.

For the third quarter of 2003, the Company reported consolidated net income of $4.7 million or $0.60 per diluted share, an increase of 5.3% over earnings per diluted share of $0.57 reported for the third quarter of 2002. Contributing factors to the improved results were a reduction of $385,000 in the provision for loan and lease losses, lower salary and employee benefit costs of $327,000, a gain on the sale of securities of $181,000, and an increase of $173,000 in mortgage servicing income as a result of increased mortgage loan sales in the third quarter of 2003 compared to the same period in 2002. These positive factors were somewhat offset by an increase in losses recognized on the sale of loans resulting in a reduction of other income of $713,000 when compared to the third quarter of 2002.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis (adjusted as described in the following paragraph), for the nine months ended September 30, 2003 was $36.0 million, a 1.8% or $0.7 million increase over the net interest income for the first nine months of 2002 of $35.3 million. Interest income on loans increased $630,000, or 1.5% during the nine-month period of 2003 compared to the same period of 2002. The Company experienced a decrease in interest income on investments of $2.1 million during the first nine months of 2003 compared to the same period in 2002. This decrease was due to decreases in investment yields resulting from a declining interest rate environment. The Company’s total interest expense decreased $2.1 million during the first nine months of 2003 compared to the same period in 2002. This decrease was the result of the declining interest rate environment that was somewhat offset by increased interest on short-term borrowing volumes. Net interest income, expressed as a percentage of average interest-earnings assets for the first nine months of 2003 and 2002, was 4.05% and 4.47%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2003 was $11.8 million, a 0.7% or $79,000 increase over $11.7 million in net interest income for the same period in 2002.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2003 and 2002, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income, due to the derivative financial instruments, of $606,000 during the first nine months of 2003 compared to an increase of $422,000 in the first nine months of 2002. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended September 30, 2003 and 2002 were $4.5 million and $8.5 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$11,610		5.03%	$13,736		5.99%
Loans	42,209	*	6.43%	41,579	*	7.41%

Total earning assets	53,819		6.05%	55,315		6.99%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	163		0.21%	302		0.43%
Savings accounts	342		0.44%	677		0.94%
Money market accounts	1,175		0.94%	1,856		1.66%
Certificates of deposit	7,047		3.05%	8,161		3.55%
Borrowings	7,124		3.27%	7,059		4.24%
Brokered certificates of deposit	1,996		4.57%	1,930		4.67%

Total interest-bearing liabilities	17,847		2.10%	19,985		2.63%

Net interest income (fully-taxable equivalent)	35,972			35,330
Less: fully-taxable equivalent adjustment	(278)			(283)

	$35,694			$35,047

Net Interest Rate Spread (fully-taxable equivalent)			3.95%			4.36%
Net Interest Margin (fully-taxable equivalent)			4.05%			4.47%

*	Includes net swap income figures – 2003: $606,000 and 2002: $422,000.
Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

Dollars in thousands	Nine Months Ended September 30,
	2003	2002
Interest-earning assets:
Investments (including federal funds sold)	$308,797	$306,496
Loans	878,259	750,481

Total interest-earning assets	1,187,056	1,056,977

Cash and due from banks	29,718	27,719
Other assets	66,305	63,046
Less allowance for loan losses	15,147	13,951

Total assets	$1,267,932	$1,133,791

Sources of funds:
Demand deposits	$105,448	$92,667
NOW accounts	102,346	94,674
Savings accounts	104,110	91,177
Money market accounts	167,053	149,469
Certificates of deposits	309,112	307,272
Short-term borrowings	291,541	223,672
Brokered certificates of deposit	58,360	55,268

Total sources of funds	1,137,970	1,014,199

Other liabilities	9,942	10,431
Shareholders’ equity	120,020	109,161

Total liabilities and shareholders’ equity	$1,267,932	$1,133,791

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	September 30, 2003 Over September 30, 2002
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$103	$(2,229)	$(2,126)
Loans	7,079	(6,449)	630

Total interest income	7,182	(8,678)	(1,496)

Interest-bearing liabilities:
NOW accounts	24	(163)	(139)
Savings accounts	96	(431)	(335)
Money market accounts	218	(899)	(681)
Certificates of deposit	49	(1,163)	(1,114)
Short-term borrowings	2,142	(2,077)	65
Brokered certificates of deposit	108	(42)	66

Total interest expense	2,637	(4,775)	(2,138)

Net interest income (fully taxable equivalent)	$4,545	$(3,903)	$642

NONINTEREST INCOME

Total non-interest income decreased by $2.9 million or 27.8% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Income from trust fees decreased $181,000, or 10.2%, principally due to a decline in assets under management at Acadia Trust, N.A., resulting, in part, from declines in the stock market during the later part of 2002 and early 2003. Merchant credit card program fees decreased $1.7 million as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Residential mortgage servicing rights associated with sales of residential real estate loans decreased $463,000 during the first nine months of 2003 compared to 2002 due to an acceleration of the amortization of the mortgage servicing asset as a result of increased loan prepayments due to the current low interest rate environment. Earnings on bank-owned life insurance declined $102,000 in the first nine months of 2003 compared to the first nine months of 2002 due to a decline in yields. Other non-interest income decreased $422,000 or 16.0%, primarily as a result of losses on sale of loans of $308,000 during the first nine months of 2003 compared to gains on sale of loans of $89,000 recorded during the same period in 2002.

Total non-interest income decreased by $1.3 million, or 33.1%, during the third quarter of 2003 compared to the third quarter of 2002. Service charges on deposit accounts decreased $33,000, or 3.4%, for the third quarter of 2003 compared to 2002. Income from trust fees decreased $50,000, or 9.1%, principally due to a decline in assets under management at Acadia Trust, N.A., resulting, in part, from declines in the stock market during early 2003. Merchant credit card program fees decreased $846,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Residential mortgage servicing rights associated with sales of residential real estate loans increased $173,000 due to an increase in the sale of loans during the third quarter of 2003 compared to 2002. Other non-interest income decreased $640,000, or 67.7%, primarily due to losses recorded on the sale of loans of $592,000 in the third quarter of 2003 compared to a gain recorded on the sale of loans of $121,000 during the same period in 2002.

During the first nine months of 2003, the overall impact of the general stock market environment continued to negatively impact business activities in the Company’s financial services business lines even though the stock market experienced some momentum during the past few months. General stock market activity affected the Company’s financial results in several ways. For example, decreased market values of clients’ assets under management (“AUM”) resulted in lower management fees. Additionally, an overall negative investor sentiment toward the stock market appears to have had an adverse effect on the Company’s ability to attract and retain clients who use the Company’s investment management services. The impact of the existing stock market performance, however, appears to have benefited the Company’s banking subsidiaries as disenchanted stock market investors searched for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

NONINTEREST EXPENSE

Total non-interest expense decreased by $1.9 million, or 7.8%, in the nine-month period ended September 30, 2003 compared to the nine months ended September 30, 2002. Salaries and employee benefit costs decreased $139,000, or 1.2%, during the first nine months of 2003 compared to 2002, primarily due to the reduction of employee performance incentives of $310,000. Expenses related to premises and fixed assets decreased $201,000, or 5.8%, during the first nine months of 2003 compared to 2002 due to lower depreciation cost in 2003 compared to 2002. Merchant credit card program costs decreased $1.6 million as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Other operating expenses increased by only $52,000, or 0.9%, in the first nine months of 2003 compared to the first nine months of 2002, primarily due to normal increases in other categories offset by lower hiring and training costs.

Total non-interest expense decreased by $1.1 million, or 13.4%, in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Salaries and employee benefit costs decreased by $327,000, or 8.1%, during the third quarter of 2003 compared to 2002 primarily due to the reduction of employee performance incentives of $154,900. Expenses related to premises and fixed assets decreased $70,000, or 6.2%, during the third quarter of 2003 compared to 2002 due to lower depreciation cost in 2003 compared to

2002. Merchant credit card program costs decreased $737,000 as the Company sold the merchant credit card processing business of its subsidiary banks during November 2002. Other operating expenses increased slightly by $40,000, or 2.1%, in the third quarter of 2003 compared to the third quarter of 2002.

FINANCIAL CONDITION

During the first nine months of 2003, year-to-date average assets of $1.3 billion increased by $134.1 million, or 11.8%, compared to the same period in 2002. This increase was the result of a slight increase in the investment portfolio, which averaged $308.8 million during the first nine months of 2003, an increase of $2.3 million, or 0.8%, as compared to $306.5 million during the first nine months of 2002. The Company’s loan portfolio (including residential mortgages held for sale) increased $127.8 million, or 17.0%, to $878.3 million of average loans outstanding during the first nine months of 2003 compared to $750.5 million of average loans outstanding during the first nine months of 2002. The largest increase in loan balances was in residential real estate loans, which increased by $73.6 million, or 36.8%, during the first nine months of 2003 compared to the same period in 2002, reflecting increased refinancing activity in the current low interest rate environment. Average commercial real estate loans increased by $25.3 million, or 8.6%, during the first nine months of 2003 compared to the first nine months of 2002. Consumer loans also experienced a 25.3% increase during the first nine months of 2003 compared to the same period in 2002, primarily due to an increase home equity loans.

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of September 30, 2003 and 2002, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first nine months of 2003 average deposits of $846.4 million increased $55.9 million, or 7.1%, from $790.5 million reported during the first nine months of 2002. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first nine months of 2003 to 2002, transaction accounts (demand deposits and NOW accounts) increased $20.5 million, savings accounts increased $12.9 million, money market accounts increased $17.6 million, and certificates of deposit increased $4.9 million. Within money market accounts, the Company receives deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $56.3 million on September 30, 2003, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first nine months of 2003 were $291.5 million, an increase of $67.9 million, or 30.3%, from $223.7 million during the first nine months of 2002. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $288.7 million and $180.0 million at September 30, 2003 and 2002, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at September 30, 2003. The Company had no outstanding balance on its line of credit with the FHLBB at September 30, 2003 and 2002.

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

Another major component of the Company’s financial condition is its ALLL. In determining the adequacy of the ALLL, management reviews the loan portfolio to ascertain whether there are specific loan losses to be reserved against and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, delinquency trends, historical net loan loss experience for each loan category, and business and economic conditions affecting each loan category. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continually monitors and modifies its ALLL as conditions dictate.

During the first nine months of 2003, the Company provided $1.1 million to the ALLL compared to $2.5 million in the first nine months of 2002. The provision is made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s corporate Risk Management Group has actively addressed existing and anticipated asset quality issues at UnitedKingfield Bank, which had been adversely affected by a softening economy within its marketplace. The activities of the Risk Management Group have resulted in an increase in net charge-offs during the first nine months of 2003 to $1.8 million, compared to $1.3 million during the first nine months of 2002. At the same time, non-performing assets as a percent of total loans improved to 0.48% at September 30, 2003, compared to 1.13% at September 30, 2002. Management believes that the ALLL at September 30, 2003, of $14.5 million, or 1.52% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at September 30, 2003. The determination of an appropriate level of ALLL, and the subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades and charge-offs. Management believes that the efforts of its corporate Risk Management Group may result in potential improvements in the Company’s loan portfolio, as well as recoveries of previously charged-off loans. Several factors, as explained above, may materially affect the level of future provision for loan and lease losses, which could impact earnings, as the quality of UnitedKingfield Banks’ loan portfolio, and the economic conditions in its marketplace, stabilize. As a percentage of total loans outstanding, the ALLL, of $14.8 million, was 1.95% as of September 30, 2002.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies, such as the Company, are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject qualitative judgments by its regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined) to be considered “well capitalized”. The Company and its subsidiaries exceeded regulatory guidelines for well-capitalized holding companies at September 30, 2003 and September 30, 2002. The Company’s Tier 1 to risk-weighted assets was 11.43% and 12.28% at September 30, 2003 and 2002. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at September 30, 2003 and 2002 was 8.03% and 8.53%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $4.3 million and $4.2 million in the first nine months of 2003 and 2002, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2003, the Company had the following levels of commitments to extend credit:

(Dollars in thousands)	Letters of Credit	Other Commitments to Extend Credit	Total
Commitment expires in:
2003	$181	$28,548	$28,729
2004	813	53,709	54,522
2005	212	5,253	5,465
2006	—	1,491	1,491
2007	—	3,461	3,461
Thereafter	—	55,584	55,584

Total	$1,206	$148,046	$149,252

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. These commitments and the related payments were made during the normal course of business. At September 30, 2003, the Company had the following levels of contractual obligations for the remainder of 2003 and the fiscal years thereafter:

(Dollars in thousands)	Operating Leases	Capital Leases	Long-term Debt	Other Long-term Obligations	Total
Payments due per period:
2003	$137	$—	$56,280	$—	$56,417
2004	519	—	12,000	—	12,519
2005	453	—	—	—	453
2006	177	—	32,644	—	32,821
2007	127	—	18,692	—	18,819
Thereafter	907	—	80,984	—	81,891

Total	$2,320	$—	$200,600	$—	$202,920

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2003, the Company had swap agreements with a notional amount of $30.0 million with the following cash flows for the remainder of 2003 and the fiscal years thereafter:

(Dollars in thousands)	Fixed Payments from Counterparty	Payments based on Prime Rate	Net Cash Flow
Payments due per period:
2003	$518	$300	$218
2004	2,070	1,200	870
2005	173	100	73
2006	—	—	—
2007	—	—	—
Thereafter	—	—	—

Total	$2,761	$1,600	$1,161

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the Prime Rate that is currently at 4.00%. The cash flow will remain positive for the Company as long as the Prime Rate remains below 6.9%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the Prime Rate increases, the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

SALE OF CREDIT CARD PORTFOLIO

On August 13, 2003, the Company signed a definitive contract to sell its credit card portfolio to Elan Financial Services. On the October 15, 2003 closing date, the Company recognized a premium based on outstanding credit card balances. The Company estimates an impact to earnings of approximately $0.05 per share during the fourth quarter, subject to certain contractual obligations. The Company has also entered into a partnership with Elan Financial Services to offer a broader credit card product set to both consumer and business customers, and will be paid a percentage of interchange income generated on both the accounts sold and future new relationships. The current credit card portfolio generates net annual earnings of approximately $200,000 or 1% of total net income for the Company.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors, and are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions, and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2003.

Rate Change	Estimated Changes in NII
+200bp	(1.21)%
-100bp	(0.23)%

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2003 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate residential real estate loans extended by the subsidiary banks, and the increase of short-term overnight FHLBB borrowings. Increases in short-term borrowings, resulted in increasing the Company’s opportunity to lower funding costs in a declining rate environment. However, the Company increased its exposure in a rising rate environment by keeping its borrowings short. The increased risk in a rising rate interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of September 30, 2003, the Company had a notional principal of $30 million in interest rate swap agreements. The $30 million of interest rate swap agreements mature in 2005. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Senior Vice President - Finance, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Senior Vice President - Finance concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. John W. Holmes

Mr. Holmes has been a director of the Company and Camden National Bank since 1989. Mr. Holmes is also President and majority owner of Consumers Fuel Company in Belfast, Maine, a position he has held for 26 years.

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

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation *

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Senior Vice President - Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934)*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(b) Reports on Form 8-K.

Current report dated July 29, 2003, announcing the release of the quarterly shareholder letter and financial summary for the 2nd quarter of 2003.

Current report dated July 29, 2003, announcing the release of the 2nd quarter 2003 earnings of the Company.

Current report dated August 1, 2003, announcing the retirement of Johann Gouws from his position as Chairman, President and Chief Executive Officer of Acadia Trust, N.A., a subsidiary of the Company, and as a director of the Company effective July 31, 2003.

Current report dated August 14, 2003, announcing the sale of the consumer and business credit card portfolios of its bank subsidiaries.

Current report dated September 30, 2003, containing the declaration of a dividend payable on October 31, 2003 for shareholders of record on October 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ ROBERT W. DAIGLE	November 13, 2003
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ GREGORY A. DUFOUR	November 13, 2003
Gregory A. Dufour	Date
Senior Vice President – Finance, Operations & Technology and Principal Financial & Accounting Officer