Form 10-K
period 2003-12-31
CAMDEN NATIONAL CORP
filed 2004-03-15
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236-8821

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2003 is: Common stock; $217,643,690. Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 12, 2004 is: Common stock; 7,737,023.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION

2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national or regional economic conditions could be less favorable than anticipated impacting the quality of credits and the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	declines in the equity markets which could result in further impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment;

•	increases in loan repayment rates affecting the value of mortgage servicing rights;

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the factors listed in “Certain Factors Affecting Future Operating Results,” with Item 7, beginning on page 29. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

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

On July 19, 2001, the Company completed its acquisition of Acadia Trust, N.A. and Gouws Capital Management, Inc. (“Gouws Capital”). Acadia Trust, N.A. is a federally regulated, non-depository trust company headquartered in Portland, Maine. Gouws Capital, an investment advisory firm was merged into Acadia Trust, N.A. on December 31, 2001. The Company’s acquisition of Acadia Trust, N.A. and Gouws Capital were accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations.”

On October 24, 2001, the Company acquired the remaining minority interest in TCOM. The Company’s acquisition of the remaining minority interest in TCOM was accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations.” As of January 1, 2003, TCOM merged with Acadia Trust, N.A., with Acadia Trust, N.A. remaining as the surviving entity.

As of December 31, 2003, the Company’s securities consisted of one class of common stock, no par value, of which there was 7,758,653 shares outstanding held of record by approximately 989 shareholders.

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

The Company makes available, free of charge and as soon as reasonably practicable after electronically filing with the SEC, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, through the Investor Relations page of its subsidiary banks’ websites, as identified below.

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

CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Kennebunk, Portland, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. During 2001, CNB introduced Acadia Financial Consultants, a new full-service brokerage and insurance division of the Bank. CNB customers may also access these products and services using other media, including CNB’s Internet web site located at www.camdennational.com.

CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Comptroller of the Currency (the “OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law.

UnitedKingfield Bank. UnitedKingfield, a direct, wholly owned subsidiary of the Company, is a financial institution chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. UnitedKingfield is the successor by merger, effective February 4, 2000, of United Bank and Kingfield Bank, and is subject to regulation, supervision and examination by the FDIC and the Maine Superintendent of the Bureau of Financial Institutions. Its deposits are insured by the FDIC up to the maximum amount permitted by law.

UnitedKingfield offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Jackman, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley, and Stratton, Maine, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans, and a variety of consumer loans. During 2002, UnitedKingfield introduced Acadia Financial Consultants, a new full-service brokerage and insurance division of UnitedKingfield. UnitedKingfield customers may also access these products and services using other media, including UnitedKingfield’s Internet web site located at www.unitedkingfield.com.

Acadia Trust, N.A. Acadia Trust, N.A., a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with trust powers chartered under the laws of the State of Maine and having its principal office in Portland, Maine.

Acadia Trust, N.A. provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by Acadia Trust, N.A. complement the services provided by the Company’s subsidiary banks by offering customers investment management services.

Acadia Trust, N.A is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition. The Company competes principally in mid-coast and southern Maine through CNB, its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, with a growing presence in Cumberland, Hancock, Lincoln, and York counties, all in the State of Maine. The combined population of the two primary counties of Knox and Waldo is approximately 76,000 people, and their economies are based primarily on tourism but also are supported by a substantial population of retirees. Major competitors in the Company’s market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UnitedKingfield, also competes in both the central and western Maine areas. Most of UnitedKingfield’s offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston. The Bangor and Lewiston areas have populations of approximately 90,000 and 39,000 people, respectively. All UnitedKingfield offices are located in the State of Maine. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UnitedKingfield’s market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company, through its non-bank subsidiary, Acadia Trust, N.A., competes for trust, trust-related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the Internet through firms located outside the Company’s market area.

The Company’s Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through CNB and UnitedKingfield, has branches that are located in towns within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial real estate products, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth. The Company had consolidated asset growth of 12.5%, or $151.9 million, during 2003. The primary factor contributing to the growth was the increase in lending activity at the Company’s subsidiary banks. As the business continued to grow during this past year, each of the Company’s subsidiary banks focused on customer service. The Company’s performance-based compensation program also supported this growth by creating an environment where employees have a personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The Company’s Employees. The Company employs approximately 320 people on a full-time equivalent basis. The Company’s management believes that employee relations are good, and there are no known disputes between management and employees.

The Company’s Employee Incentives. All Company employees are eligible for participation in the Company’s Retirement Savings 401(k) Plan and Profit Sharing Plan, and certain Executive Officers of the Company may also participate in the Company’s 2003 Stock Option Plan, Supplemental Executive Retirement Plan, Executive Incentive Compensation Program, and Deferred Compensation Plan.

In addition, the Company, as successor to KSB, maintains a Bank Recognition and Retention Plan (“BRRP”) as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable certain officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. Participants are vested at a rate of 20% per year commencing one year from the date of the award. All previous awards made under the BRRP were vested in 2003. The Company does not intend to make any additional awards under the BRRP.

Supervision and Regulation. The business in which the Company and its subsidiaries is engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the FRB, the OCC, the FDIC and the Superintendent, as well as other governmental agencies in the State of Maine. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

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

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned, Maine financial institutions, such as UnitedKingfield.

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

At December 31, 2003, each of the Company’s subsidiary banks was deemed to be a well-capitalized institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, each of the Company’s subsidiary banks would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources” and Item 8. Financial Statements and Supplementary Data, Note 23, “Regulatory Matters.

FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective U.S. federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, the Company is considered “well capitalized.”

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as UnitedKingfield, are also subject to similar restrictions on their business and activities. Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

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

Customer Information Security. The OCC, the FDIC and other bank regulatory agencies have adopted final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The OCC, the FDIC and other regulatory agencies have adopted final privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, customer identity notification and customer risk analysis. The PATRIOT Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the PATRIOT Act and all applicable final implementing regulations.

Deposit Insurance. The banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk based premium system under which the FDIC classifies institutions based upon their capital ratios and other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such the Company’s subsidiary banks, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Item 2. Properties

The Company operates in 29 facilities. The headquarters of the Company and the headquarters and main office of CNB is located at Two Elm Street, Camden, Maine, and CNB owns this property. The building has 15,500 square feet of space on three levels. CNB also owns seven of its branch facilities, none of which is subject to a mortgage. CNB also leases five branches under long-term leases, which expire in, respectively, September 2005, August 2006, December 2006, May 2010 and December 2077.

The main office of UnitedKingfield is located at 145 Exchange Street, Bangor, Maine, and is owned by UnitedKingfield. The building has 25,600 square feet of space on two levels. UnitedKingfield occupies 16,975 square feet of space on both floors. Acadia Trust, N.A. leases 2,645 square feet on the second floor of this building. The law firm of Russell, Lingley & Silver, P.A., and Professional Information Networks also leases 2,896 square feet and 1,920 square feet on the second floor, respectively. The Company also utilizes 2,042 square feet for off-site computer processing, with the remaining square footage as common space. UnitedKingfield also owns 13 of its other facilities, none of which is subject to a mortgage. UnitedKingfield also leases 3 branches and a parcel of land, which expire in, respectively, September 2004, May 2006, February 2013, and August 2009.

Acadia Trust, N.A. leases its facility at 511 Congress Street, Portland, Maine under a long-term lease, which expires in October 2005. Acadia Trust, N.A. leases 18,966 square feet on the 8th and 9th floors, occupying 11,767 square feet of this office space. Acadia Trust, N.A. leases to the Law Office of David Hunt, Strategic Media, and Hopkinson & Abbondanza, 3,660 square feet, 2392 square feet, and 1,147 square feet, respectively, of office space on the 8th floor.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company stock is traded on the American Stock Exchange (AMEX) under the ticker symbol ‘CAC.’

The Company has paid quarterly dividends since its inception in 1985. The high and low sales prices (as quoted by AMEX) and cash dividends paid per share of the company’s common stock, by calendar quarter for the past 2 years were as follows:

	Market Price		Dividends Paid Per Share
	High	Low
2003
First Quarter	$26.45	$20.70	$0.17
Second Quarter	$27.50	$22.90	$0.17
Third Quarter	$30.15	$26.30	$0.19
Fourth Quarter	$31.83	$28.40	$0.19

2002
First Quarter	$23.50	$18.19	$0.17
Second Quarter	$28.50	$23.30	$0.17
Third Quarter	$28.10	$22.50	$0.17
Fourth Quarter	$27.10	$21.83	$0.17

As of December 31, 2003, there were 7,758,653 shares of the Company’s common stock outstanding. As of March 8, 2004, there were 7,737,023 shares of the Company’s common stock outstanding held of record by approximately 989 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

Although, the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions on the ability of the Company to pay dividends under federal laws and regulations, and as a result, there can be no assurance that dividends will be paid in the future. Refer to the ‘Capital Resources’ section within Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of dividend restrictions. Refer to Item 6. Selected Financial Data for dividend related ratios.

Securities authorized for issuance under equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding Options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (excluding securities in column a) (c)

Equity compensation plans approved by shareholders	68,802	$15.22	790,000
Equity compensation plans not approved by shareholders	—	—	—

Total	68,802	$15.22	790,000

Refer to Notes 1 and 17 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	DECEMBER 31,
	2003	2002	2001	2000	1999
FINANCIAL CONDITION DATA

Assets	$1,370,363	$1,218,419	$1,089,355	$1,010,883	$928,350
Loans	966,855	808,882	724,042	701,340	635,434
Allowance for Loan and Lease Losses	14,135	15,242	13,514	10,801	9,390
Investments	303,749	314,775	263,810	217,010	216,132
Deposits	900,996	850,134	763,568	744,360	667,720
Borrowings	338,408	238,861	210,843	168,440	173,924
Shareholders’ Equity	119,706	118,828	105,068	90,923	77,623

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
OPERATIONS DATA

Interest Income	$72,146	$74,572	$79,870	$79,555	$69,496
Interest Expense	24,487	27,715	35,689	40,042	30,504

Net Interest Income	47,659	46,857	44,181	39,513	38,992
Provision for Loan and Lease Losses	(150)	3,080	3,681	2,930	3,670

Net Interest Income after Provision for Loan and Lease Losses	47,809	43,777	40,500	36,583	35,322
Non-interest Income	10,829	14,459	13,094	8,915	7,694
Non-interest Expense	30,424	32,311	31,014	25,396	27,604

Income before Provision for Income Tax	28,214	25,925	22,580	20,102	15,412
Income Tax Expense	9,286	8,425	7,162	6,243	5,183
Cumulative effect of change in accounting, net	—	449	—	—	—

Net Income	$18,928	$17,051	$15,418	$13,859	$10,229

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
OTHER DATA

Basic Earnings Per Share	$2.39	$2.12	$1.90	$1.70	$1.27
Diluted Earnings Per Share	2.38	2.11	1.89	1.69	1.27
Dividends Per Share	0.72	0.68	0.64	0.63	0.52
Book Value Per Share	15.43	14.80	13.04	11.17	9.51
Return on Average Assets	1.48%	1.48%	1.47%	1.40%	1.15%
Return on Average Equity	15.85%	15.38%	15.55%	16.43%	13.16%
Allowance for Loan and Lease Losses to Total Loans	1.46%	1.88%	1.87%	1.54%	1.48%
Non-Performing Loans to Total Loans	0.70%	1.03%	1.11%	0.93%	1.00%
Stock Dividend Payout Ratio	30.13%	32.08%	33.90%	37.17%	40.90%
Average Equity to Average Assets	9.32%	9.62%	9.44%	8.55%	8.71%
Efficiency Ratio	52.02%	52.70%	54.15%	52.44%	59.13%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews the consolidated financial condition of Camden National Corporation (the “Company”) at December 31, 2003 and 2002, the consolidated results of operations for the past 3 years and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Summary

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable growth without sacrificing profitability. The primary business of the Company and its subsidiaries is to attract deposits from consumer, institutional, non-profit and commercial customers and to extend loans to consumer, institutional, non-profit and commercial customers. The Company’s earnings are supplemented by investment income while the Company’s source of funds are supplemented by external borrowings from the brokered CD market and the Federal Home Loan Bank system. The Company also offers investment management services to its customers through Acadia Trust, N.A., a wholly owned non-depository trust company, and Acadia Financial Consultants, which provide brokerage services as a division of the two banking subsidiaries.

The primary businesses of the Company have many inherent risks which are outlined within this Form 10-K, and include risks due to losses on loans not being repaid (or “credit risks”), interest rate risks arising from the possibility of the Company’s interest bearing assets and liabilities being misaligned, as well as other exposure to national and local economic conditions. Management has created numerous processes to monitor and mitigate these risks based on various assumptions and actions, which if were changed or altered, could result in different earnings for the Company.

The Company reported earnings of $18.9 million for 2003, compared to $17.0 million in 2002 as a result of several events, of which the most significant include the historic low interest rate environment, improved asset quality of the Company in general, but more specifically within its UnitedKingfield Bank subsidiary, and, as part of the Company’s effort to continually assess the profitability of its products and services, the exiting of two major product offerings. During 2004, the Company continued to look for ways to enhance its customer value proposition and at the same time improve efficiencies. Providing customers with more cost-effective products and services is essential in growing the Company’s assets and increasing non-interest income. As a result, the Company’s bank subsidiaries sold their consumer credit card portfolios, and Acadia Trust, N.A. outsourced the administration processing of its employee benefit services. The Company also continued to pursue methods of enhancing products and services in an effort to grow deposits and expand non-interest income using new technologies.

Net interest income represents the Company’s major revenue source, therefore, to protect the Company’s major income stream, the growth of earning assets is extremely important. Low interest rates fueled record residential mortgage refinance activity and significant increases in home equity lending, which combined with the expansion of the Company’s commercial line of business, resulted in loan growth of 19.5% from December 31, 2002 to December 31, 2003. While the historic low interest rate environment resulted in higher loan volumes, the rates on those loans were significantly lower than existing loans. Furthermore, many of the Company’s investments that matured, paid down, or were called during 2003, and were replaced with investments at much lower rates. Conversely, the low interest rate environment allowed the Company to reduce the rates of interest paid on its deposits as well as its borrowings. However, the reduction in interest expense was less than as the reduction in the Company’s interest income, which resulted in a compression of its net interest margin. The increase in the Company’s total earning asset base helped to offset the decrease in the Company’s net interest margin.

The Company continues to evaluate the possibilities of expansion into new markets through both de novo expansion and acquisitions. In the interim, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value.

The Company will continue to be faced with uncertainties in the future, and Management believes that the discussion and financial information that follows more fully describes Management’s initiatives taken during 2003 and supports its objective of creating sustainable long-term growth for the Company.

General

Camden National Corporation (the “Company”), with $1.4 billion in assets, is a multi-bank and financial services holding company located in Camden, Maine. The Company provides commercial and consumer banking services in its 28 branch locations, through its two bank subsidiaries, Camden National Bank and UnitedKingfield Bank. It also provides brokerage and insurance services through Acadia Financial Consultants, which operates as a division of the two banking subsidiaries. The Company also provides wealth management, trust and employee benefit administration through its other subsidiary, Acadia Trust, N.A., which is located in Portland and Bangor, Maine. In addition to serving as a holding company, the Company provides managerial, operational and technology services to its subsidiaries. These services include general management, financial management, risk management and bank operations.

The Company’s two banking subsidiaries conduct operations throughout eastern, central, western, southern and mid-coast Maine. As a result, the Company has a presence in the State’s three largest markets (Portland, Lewiston and Bangor), as well as in the State’s fastest growing area, York County.

Acadia Trust, N.A. has locations in Portland and Bangor and provides wealth management, trust and employee benefit services to clients in those areas, as well as in other states. As of January 1, 2003, Acadia Trust, N.A. merged with Trust Company of Maine, Inc., a wholly owned subsidiary of the Company, and Acadia Trust, N.A. remained as the surviving entity. In addition to acquiring customers through its separate marketing efforts, Acadia Trust, N.A. provides services to clients of the Company’s banking subsidiaries.

Review of Financial Statements

The discussion and analysis which follows focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 and financial condition at December 31, 2003 and 2002. The Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 should be read in conjunction with this review.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan and lease losses (“ALLL”) and accounting for acquisitions and the related review of goodwill and intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates under different assumptions or conditions.

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses which would effect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and when a greater amount of provisions for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. Please see “Allowance for Loan and Lease Losses/Provisions for Loan Losses” and “Certain Factors Affecting Future Operating Results—Our Allowance for Loan and Lease Losses may not be adequate to cover actual loan losses” for more information.

Periodically the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change, or reduction in the ALLL, is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value exceeds the fair value, an impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. Management has engaged, on a quarterly basis, a recognized third party to evaluate the valuation of the Company’s mortgage servicing rights asset.

Valuation of Acquired Assets and Liabilities. Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards (“SFAS”) No. 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value. Management prepares the valuation analyses, which are then reviewed by the Board of Directors of the Company.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as income when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-period interest income, therefore, an increase in loans on non-accrual status reduces interest income. If a loan is removed from non-accrual status, all previously unrecognized interest is collected and recorded as interest income.

Results of Operations

Comparison of 2003 to 2002

Overview

The Company reported net income of $18.9 million, or $2.38 per diluted share, for 2003 compared to $17.0 million and $2.11 per diluted share in 2002. Return on average assets was 1.48% in 2003 compared to 1.48% in 2002 and return on average shareholders’ equity was 15.85% in 2003 compared to 15.38% in 2002. The improved results were primarily a function of improved asset quality at UnitedKingfield, which resulted in a provision benefit of $150,000 in 2003 compared to provision expense of $3.1 million in 2002. The Company also recorded a gain of $575,000 as a result of the sale of its consumer credit card business to Elan Financial Services in 2003, compared to a $1.3 million gain the Company recorded in 2002 as a result of the sales of its merchant credit card business.

Net Interest Income

Net interest income accounted for 81.5% of total revenues for the Company, and is the Company’s largest source of revenue. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest bearing deposits and borrowings. Net interest income was $48.0 million on a fully-taxable equivalent basis in 2003 compared to $47.2 million in 2002, an increase of 1.7%. The Company’s level of net interest income fluctuates over time for three primary reasons. First, interest earned from earning assets and expenses from interest bearing deposits and borrowings fluctuate due to changes in interest rates. This is referred to as the “yield” or “rate” component of net interest income. Second, net interest income changes due to the amount of earning assets the Company maintains as well as the amount of non-interest bearing deposits, interest bearing deposits, and borrowings the Company holds. This is referred to as the “volume” component of net interest income. Finally, net interest income fluctuates as a result of the change over time in the components of earning assets, non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “mix” component of net interest income. It is the Company’s goal to maximize net interest income by providing competitive products to its customers that, within various risk parameters, maximize interest income while minimizing interest expense. Management uses several analytical models, including those illustrated by Tables 1 & 2 below, to assess and monitor those factors that affect net interest income and to assess the Company’s performance in meeting its goals and to determine future strategies.

During 2003, overall interest rates in the United States were at 40-year lows, as highlighted by a federal funds discount rate of 1.00% at December 31, 2003. This affected the Company’s net interest income in several ways. First and foremost, the Company’s interest-bearing assets, which are contractually allowed to reprice based on various benchmarks such as Prime Rate and the London Inter-Bank Offer Rate (“LIBOR”), resulted in a reduction in gross revenues (these products are also referred to as “variable” or “floating” rate instruments) as these benchmarks declined in 2003. Second, as a result of the historically low interest rate environment and, the Company operating in a highly competitive marketplace, interest rates on new loans were also lower than previously experienced. The Company was able to partially compensate for the reduction in revenues due to these factors by lowering the interest rate it paid on various deposit products. Third, while amortization and pay-off of existing loans and investments were experienced during the year, those funds were either used to fund additional loans or reinvested in securities, each of which earned lower rates of interest than in previous years due to the historic low interest rate environment. Fourth, the Company also experienced historically high levels of residential mortgage activity during 2003 as a result of the level of interest rates. This activity resulted in higher than normal levels of interest income, loan fees, gains and losses from the sales of those mortgages. Management does not expect residential mortgage activity in 2004 to reach 2003 levels. Finally, numerous customers refinanced to a lower interest rate various debt obligations they had with Company, which in turn lowered the interest income the Company earned. Many fixed-rate products the Company offers contain pre-payment penalties, but other products, such as residential mortgages, do not.

During 2003, residential mortgages increased $44.4 million, or 18.2%, commercial loans increased $73.9 million,

or 16.0%, and consumer loans (including home equities) increased $31.8 million, or 33.0%, during 2003. The Company also benefited from revenues from interest rate swap agreements, which were entered into in early 2002 as a hedge against falling interest rates. As rates fell, revenues from the interest rate swap increased to $817,000 in 2003 from $597,000 in 2002.

Investments in U.S. government securities, U.S. government agency securities and highly rated corporate bonds are used by the Company to diversify its revenues as well as provide interest rate risk and credit risk diversification. The Company periodically uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk associated with its loan and investment portfolios as well as its deposit and borrowing strategies. Note 22, “Financial Instruments,” of the Notes to Consolidated Financial Statements, included in Item 8, and the “Market Risk” section, included in Item 7, should be reviewed for further discussion of the Company’s derivative and market risk strategies.

During 2003, interest income on the Company’s investment portfolio decreased $3.0 million primarily due to the decrease in yields and a decrease in the size of the portfolio. During 2003 and 2002, the Company was a party to interest rate swap agreements that were a component of the Company’s strategy to protect a portion of its interest income revenue stream against a decreasing interest rate environment. These instruments contributed $817,000 to interest income in 2003 and $597,000 in 2002. The increase in 2003 can be attributed to the decline in the prime rate, which resulted in an increase in the Company’s net interest income from the interest rate swap agreements. Interest rate swap agreements involve risks associated with counterparties to the agreements and their abilities to meet the contractual terms of the agreements, as well as risks associated with a changing interest rate environment. Notional principal amounts are used to reflect the volume of these transactions, but credit risks associated with these agreements are limited to the forecasted payment stream expected from counterparties. The Company’s counterparties to these agreements had an investment grade rating by Moody’s and Standard and Poor’s rating agencies. These instruments involve only the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s notional value of derivative financial instruments was $30.0 million on December 31, 2003 and 2002. Note 22, “Financial Instruments,” of the Notes to Consolidated Financial Statements, included in Item 8, should be reviewed for further discussion of derivative instruments.

Information on average balances, yields and rates for the past three years can be found in Table 1 below. Table 2 below shows the changes from 2002 to 2003 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Asset-Liability Management section below.

Non-interest Income

Non-interest income decreased to $10.8 million for the year ended December 31, 2003 from $14.5 million in 2002, approximately a $3.7 million, or 25.5%, decrease. This includes the $575,000 gain from the sale of the Company’s credit card business to Elan Financial Services (“Elan”) during October 2003 and a $1.3 million gain from the sale of the Company’s merchant business credit card product to NOVA Information Systems during November 2002 (both recorded in “Other income”). The reduction of merchant assessments due to the sale of merchant business credit card product resulted in a decrease of fee income of $2.1 million in 2003 compared to 2002. Income from deposit services experienced a slight decrease of $58,000 in 2003 due to higher levels of compensating balances maintained. Other service charges and fees declined $313,000 due to the acceleration of the amortization of the capitalized mortgage servicing rights asset, which offset against servicing rights income, associated with increased prepayments on previously sold residential real estate loans that the Company services due to the current low interest rate environment. Trust fees decreased $119,000, or 3.3%, during 2003 primarily due to a decline in assets under management (“AUM”) at Acadia Trust, N.A. Brokerage and insurance commissions increased $72,000, or 28.6%, as a result of Acadia Financial Consultants, the banks’ full-service brokerage and insurance sales division activity. During 2003 the Company recorded a $575,000 gain from the sale of the credit card business to Elan, which was somewhat offset by losses recorded on the sale of loans of $317,000 compared to a gain recorded on the sale of loans of $143,000 in 2002. Therefore, other non-interest income decreased $1.2 million primarily due to the gain of $1.3 million from the sale of the Company’s merchant business credit card in 2002.

During 2003 the overall impact of the general stock market environment continued to negatively impact business activities in the Company’s financial services business lines even though the stock market experienced some momentum during the second half of the year. General stock market activity affected the Company’s financial results in several ways. For example, decreased market values of clients’ AUM resulted in lower management fees. Additionally, adverse conditions in the stock market prior to 2003 appear to have had an adverse effect on the Company’s ability to attract and retain clients who use the Company’s investment management services. This circumstance, however, appears to have benefited the Company’s banking subsidiaries as disenchanted stock market investors searched for safer investment opportunities such as certificates of deposits, money market funds and other traditional products offered through the banking subsidiaries.

Non-interest Expenses

Non-interest expenses decreased to $30.4 million for the year ended December 31, 2003 from $32.3 million in 2002, a change of approximately $1.9 million, or 5.8%. Expenses associated with the processing of merchant business credit card transactions decreased $1.8 million during 2003 compared to 2002 reflecting the sale of the Company’s merchant program to NOVA Information Systems effective in November 2002. Salaries and employee benefits increased by $395,000, or 2.4%, due to annual salary increases and higher employee benefit costs. Occupancy expenses decreased $38,000, or 1.7%, due to lower depreciation cost in 2003 compared 2002. Other expenses decreased by $94,000, or 1.1%, in 2003 compared to 2002 primarily due to normal increase in other categories offset by lower hiring, training and marketing costs.

Comparison 2002 to 2001

The Company reported net income after the cumulative effect of a change in accounting for goodwill (“SFAS No. 142”) of $17.0 million, or $2.11 per diluted share, for 2002 compared to $15.4 million and $1.89 per diluted share in 2001. The improved results were attributable to increases of 6.1% and 10.4% in net interest income and non-interest income respectively, over 2001, including a gain on the sale of the Company’s merchant business credit card product during 2002, which were partially offset by an increase of 4.2% in non-interest expenses and a SFAS No. 142 adjustment of $449,000. Return on average assets was 1.48% in 2002 compared to 1.47% in 2001 and return on average shareholders’ equity was 15.38% in 2002 compared to 15.55% in 2001. The slight increase in return on average assets was primarily due to growth in both the loan and investment portfolios resulting in increased net interest income and non-interest income. The decline in return on average equity was primarily due to increased retained earnings and the increase in the fair value of securities available for sale and derivative instruments, which resulted in higher levels of equity.

The Company’s consolidated provision for loan and lease losses was $3.1 million during 2002 compared to $3.7 million in 2001. Non performing assets, increased from $8.3 million in 2001 to $8.8 million in 2002, however, as a percentage of total loans outstanding non-performing assets actually decreased during 2002 due to the growth in the loan portfolio. Non-performing assets to total loans was 1.09% at December 31, 2002 compared to 1.14% at December 31, 2001.

The Company reported increased net interest income on a fully-taxable equivalent basis of $47.2 million during 2002 compared to $44.7 million in 2001 due to changes in the yields, volumes and mix of its interest-earning assets and interest-bearing liabilities. As a result of the historically low interest rate environment, interest rates on new loans were lower than previously experienced. The Company was able to partially compensate for the reduction in revenues by lowering the interest rate it paid on various deposit products. Amortization and pay-off of existing loans and investments were either used to fund additional loans or reinvested in securities, each of which earned lower rates of interest than in previous years.

Non-interest income increased $1.4 million from $13.1 million in 2001 to $14.5 million in 2002. This increase included the $1.3 million gain from the sale of the Company’s merchant business credit card product to NOVA Information Systems during November 2002 (recorded in “Other income”). Income from deposit services increased

$228,000 primarily due to volume and fee increases related to transaction accounts. Other service charges and fees declined $425,000 due to the acceleration of the amortization of the capitalized mortgage servicing rights asset, which is offset against servicing rights income that is associated with increased prepayments on previously sold residential real estate loans that the Company services. Trust fees increased $1.1 million, or 44.8%, during 2002 primarily due to the acquisition of Acadia Trust, N.A. on July 19, 2001. Brokerage and insurance commissions increased $222,000 as a result of the addition of Acadia Financial Consultants, the banks’ full-service brokerage and insurance sales division, during the fourth quarter of 2001.

Non-interest expenses were $32.3 million in 2002, compared to $31.0 million in 2001. Salaries and employee benefits increased by $2.2 million, or 15.6%, due to increased salaries and employee benefits of $1.3 million associated with the Acadia Trust, N.A. acquisition in July 2001 and establishment of Acadia Financial Consultants in October 2001. In addition to this amount, there was an increase of $821,000, or 6.5%, due to annual salary increases and higher employee benefit costs. Occupancy expenses increased $224,000, or 10.8%, due in part to the full year of Acadia Trust, N.A. and a new branch facility in Kennebunk, Maine. Expenses associated with the processing of merchant business credit card transactions decreased $183,000, or 9.2%, during 2002 compared to 2001 reflecting the sale of the Company’s merchant program to NOVA Information Systems effective in November 2002. Other expenses decreased by $683,000, or 7.4%, in 2002 compared to 2001 primarily due to a legal settlement of $1.0 million paid in 2001.

Financial Condition

Overview

Total assets at December 31, 2003 were $1.4 billion, an increase of $151.9 million, or 12.5%, from December 31, 2002. The change in assets consisted primarily of a $159.1 million increase in net loans, an increase of $3.6 million cash and due from banks, an increase in other assets of $1.2 million, partially offset by an $11.0 million decrease in investment securities, and a $1.0 million decrease in net premises and equipment. The asset growth was supported by an increase of $99.5 million in total borrowings, a $50.9 million increase in deposits, a $657,000 increase in other liabilities, and an increase of $878,000 in total shareholders’ equity.

Investment Securities

The Company maintains an investment portfolio of various securities to diversify its revenues, as well as provide interest rate risk and credit risk diversification and to provide for its liquidity and funding needs. Total investment securities decreased $11.0 million, or 3.5%, to $303.7 million at December 31, 2003. The Company has investment securities in both the available-for-sale and held-to-maturity categories.

The Company conforms to SFAS No. 115, which requires all investments to be categorized as “trading securities,” “available for sale” or “held to maturity.” All realized gains or losses from investments in any category are recorded as an effect to net income in the period incurred. Unrealized gains or losses from investments are recorded based on its respective classification. Unrealized gains or losses from investments categorized as “trading securities” are immediately recorded in the Company’s income statement. During 2003, the Company did not hold any securities in this category. Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when and if the gain or loss is recognized. In most cases, due to the strict interpretation of this classification, these securities are not sold. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes, and are a component of the Company’s other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2003, the Company had $2.9 million of unrealized gains on securities available for sale, net of the deferred taxes, compared to $6.8 million of unrealized gains, net of deferred taxes at December 31, 2002. The decrease in unrealized appreciation was attributed to the cash flows on the investment portfolio being invested at the current lower market interest rates.

Loans

The Company’s bank subsidiaries provide loans to customers primarily located within the banks’ geographic market area. Loans, including loans held for sale, totaled $966.9 million at December 31, 2003, a 19.5% increase from total loans of $808.9 million at December 31, 2002. This reflects the continuation of strong loan growth experienced in the commercial, residential real estate and consumer loan portfolios, less $63.1 million of fixed-rate residential mortgage loans that were sold on the secondary market by the Company during 2003.

Residential real estate mortgage loans increased by $44.4 million, or 18.2%, in 2003. During 2003 the Company originated and sold $63.1 million of fixed-rate residential mortgage loans on the secondary market to Freddie Mac. The Company will receive annual servicing fees as compensation for servicing the outstanding balances. These loans were sold to Freddie Mac without recourse, which results in Freddie Mac assuming the risk of loss from borrower defaults subject to the terms and conditions of the purchase documents. Residential real estate mortgage loans increased by $39.9 million, or 19.5%, in 2002. During 2002, the Company securitized $16.7 million of fixed-rate residential mortgage loans into mortgage-backed securities, which are classified as securities available for sale. These transactions resulted in the Company’s loan balances decreasing, as those assets shifted to investment securities. In addition, the Company originated and sold $35.4 million of fixed-rate residential mortgage loans on the secondary market. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable-rate mortgages in its portfolio and will, from time to time, retain fixed-rate mortgages. With a relatively low interest rate environment, the Company’s asset/liability strategy during 2003 was to keep a portion of its fixed-rate residential mortgages in its loan portfolio.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured and includes commercial real estate loans secured by income producing commercial real estate. The Company focuses on lending to financially sound small- and medium-sized business customers within its geographic marketplace as well as offering loans for the acquisition, development and construction of commercial real estate. Commercial loans increased by $73.9 million, or 16.0%, during 2003. In 2002, commercial loans increased by $37.9 million, or 9.0%, over the prior year.

Consumer loans are originated by the Company for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicles, mobile homes, home equity, and secured and unsecured personal loans. Consumer loans increased by $31.8 million, or 33.0%, in 2003 as a result of consumers taking advantage of the continued low interest rate environment and utilizing home equity loans to consolidate debt and for general consumer purposes. In 2002, consumer loans increased by $9.9 million, or 11.5%, from the prior year.

The Company’s policy is to discontinue the accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. When a loan is placed on “non-accrual” status, all payments received from the customer are applied to outstanding loan principal first and then to the accrued interest receivable for the loan once the principal obligation has been satisfied. If, in the opinion of management, a loan on non-accrual is determined to be creditworthy, it may be placed back on accrual status. Payments received on loans that are returned to accrual status are recorded from that time forward to the appropriate interest income and principal reduction categories. Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $6.8 million, or 0.7%, of total loans at December 31, 2003 compared to $8.3 million, or 1.0%, of total loans at December 31, 2002.

Allowance for Loan and Lease Losses / Provision for Loan and Lease Losses

In determining the adequacy of the ALLL, management reviews the loan portfolio to ascertain whether there are specific loans, which require additional reserves, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, management’s ongoing review of individual loans, trends in the level of criticized or classified assets, an evaluation of results of examinations by regulatory authorities, analyses of historical trends in charge-off and delinquencies, and business and economic conditions affecting each loan category. The use of different estimates or assumptions could produce different provisions for loan and lease losses. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALLL as conditions dictate (see Item 8, Note 8, “Allowance for Loan Losses,” of the Notes to Consolidated Financial Statements).

The methodology for calculating the ALLL involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves management judgment to derive loss factors. The Company uses a risk rating system to determine the credit quality of its loans. Loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, management makes certain assumptions, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, and with commercial loans consideration has to be given to management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Company’s methodology, could impact the risk rating assigned by the Company to that loan. Wherever possible, the Company uses independent, verifiable data or the Company’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of specific loss and expected loss, including volatility of default probabilities, rating migrations and loss severity. There are judgments as to which external data should be used, and when it should be used. Choosing data that is not reflective of the Company’s specific loan portfolio characteristics could affect loss estimates.

During 2003, the Company reversed $150,000 of expense to the allowance for loan and lease losses compared to recognizing expense of $3.1 million and $3.7 million in 2002 and 2001, respectively. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During 2003, non-performing assets decreased from $8.8 million or 1.09% of total loans at December 31, 2002 to $7.0 million or 0.72% of total loans at December 21, 2003. In addition, the Company’s ratio of ALLL to non-performing assets improved to 202.91% in 2003 from 173.40% in 2002 even with significant loan growth. The ALLL quarterly analysis is done at the bank subsidiaries and during the fourth quarter of 2003 several large credits that had specific reserves were resolved and resulted a lower required ALLL. The $150,000 recovery of provision is reflective of the changes in specific reserves and various improvements made in the quality of the loan portfolios at both banks during 2003. Most notably, there was substantial improvement made to the overall quality of the loan portfolio during 2003 as the Company’s Corporate Risk Management Group actively addressed asset quality issues at UnitedKingfield that resulted in a higher quality loan portfolio at December 31, 2003. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charge-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at December 31, 2003 of $14.1 million, or 1.46%, of total loans outstanding was appropriate given the current economic conditions in the Company’s service area and the improved condition of the loan portfolio as a result of efforts made during 2003 to address issues and improve the Company’s collateral position in credits identified as problems. As a percentage of total loans outstanding, the ALLL was 1.88% in 2002.

Liquidity

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the

Company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of December 31, 2003 and 2002, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. In 2003, total deposits increased by $50.9 million, or 6.0%, over 2002, ending the year at $901.0 million. The Company experienced growth in all deposit categories in 2003. Comparing year-end balances 2003 to 2002, transaction accounts (demand deposits and NOW) increased by $18.9 million, money market accounts by $15.3 million, savings accounts by $10.3 million, and certificates of deposit by $6.4 million. In 2002, total deposits increased by $86.6 million, or 11.3%, over 2001, ending the year at $850.1 million. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase, and utilizes treasury tax and loan accounts. Total borrowings were $338.4 million at December 31, 2003 compared to $238.9 million at December 31, 2002, an increase of $99.5 million, or 41.7%. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The carrying value of loans pledged as collateral at the FHLBB was $290.4 million and $236.3 million at December 31, 2003 and 2002, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2003 and 2002. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2003 or 2002.

In addition to the liquidity sources discussed above, the Company believes the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales. The Company also believes that it has significant untapped access to the national brokered deposit market. These sources are considered as liquidity alternatives in the Company’s contingent liquidity plan. The Company believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit market could significantly impact the Company’s liquidity position.

Contractual Obligations and Commitments

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2003, the Company had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$901	$689	$212	$—	$—
Other Commitments to Extend Credit	131,735	67,733	5,253	6,179	52,570

Total	$132,636	$68,422	$5,465	$6,179	$52,570

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At December 31, 2003, the Company had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,186	$522	$630	$252	$782
Capital Leases	—	—	—	—	—
Long-Term Debt	277,043	123,600	39,806	55,162	58,475
Other Long-Term Obligations	—	—	—	—	—

Total	$279,229	$124,122	$40,436	$55,414	$59,257

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2003, the Company had swap agreements with a notional amount of $30 million with the following cash flows.

	Payments Due Per Period
(Dollars in thousand)	<1 year	1-3 years	4-5 years	>5 years
Fixed Payments from Counterparty	$2,070	$176	$—	$—
Payments based on Prime Rate	1,200	102	—	—

Net Cash Flow	$870	$74	$—	$—

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate, which is currently at 4.00%. The cash flow will remain positive for the Company as long as the prime rate remains below 6.9%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the prime rate increases, the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

Capital Resources

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its subsidiaries exceeded regulatory guidelines at December 31, 2003 and December 31, 2002. The Company’s Tier 1 capital to risk weighted assets was 11.5% and 12.6% at December 31, 2003 and 2002, respectively (see Item 8, Note 23, “Regulatory Matters,” of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at December 31, 2003 and 2002 was 8.1% and 8.7%, respectively.

As part of the Company’s goal to operate a safe, sound and profitable financial organization, the Company is committed to maintaining a strong capital base. Shareholders’ equity totaled $119.7 million and $118.8 million, or 8.7% and 9.8%, of total assets at December 31, 2003 and 2002, respectively. The $878,000, or 0.7%, increase in shareholders’ equity in 2003 was primarily attributable to net income of $18.9 million, less the costs associated with open market repurchases of approximately $8.7 million of the Company’s common stock in compliance with the Company’s previously announced stock repurchase policy and $5.6 million in cash dividends to the Company’s shareholders, and $3.9 million in unrealized losses on securities available for sale and derivative instruments, net of deferred tax expense.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. Dividends paid per share during the year ended December 31, 2003 increased by 5.9% over the corresponding period in 2002. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. Camden National Bank declared dividends in the aggregate amount of $12.7 million and $6.5 million in 2003 and 2002, respectively. UnitedKingfield Bank declared dividends in the aggregate amount of $2.5 million and $1.5 million in 2003 and 2002, respectively. As of December 31, 2003, and subject to the limitations and restrictions under applicable law, Camden National Bank and UnitedKingfield Bank had a total of $8.0 million available for dividends to the Company, although there is no assurance that dividends will be paid at any time in any amount (refer to Note 17 within the Notes to Consolidated Financial Statements of Item 8. Financial Statements and Supplementary Data, for additional information).

On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5%, or approximately 400,000 shares, of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2003, the Company has repurchased 209,328 shares of common stock at an average price of $28.92 under this plan. On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to purchase up to 409,500 shares or approximately 5% of its outstanding common stock for reasons similar to the current year plan. Under the prior year plan, the Company repurchased 143,580 shares of common stock at an average price of $24.53, of which 105,630 shares were repurchased during 2003 at an average price of $24.68. The stock repurchase plans resulted in the use of $8.7 million of capital during 2003.

Effective August 27, 2002, the Company elected to adopt a fair value-based method of accounting for employee stock compensation plans prospectively and expense the compensation costs over the vesting period of the options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In prior periods the Company disclosed in the Notes to Consolidated Financial Statements, the pro forma effect on net income of compensation costs based on the fair value of the options at the grant dates consistent with SFAS No. 123. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company issued 16,000 options during 2003 and did not grant any options during 2002.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates and yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors that are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 100 bp downward shift in interest rates for 2003 and 2002. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured periodically over the past 2 years.

Rate Change	2003 Estimated Changes in NII
	High	Low	Average
+200 bp	(1.44)%	(1.12)%	(1.25)%
-100 bp	(0.97)%	(0.23)%	(0.66)%

Rate Change	2002 Estimated Changes in NII
	High	Low	Average
+200 bp	4.76%	0.92%	2.79%
-100 bp	(3.57)%	(3.22)%	(3.40)%

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

The most significant factors affecting the changes in market risk exposure during 2003 compared to 2002 were the continued low interest rate environment, the increase in the aggregate principal amount in fixed-rate loans extended by the subsidiary banks, and the increase of fixed-rate FHLBB borrowings. Increases in fixed-rate loans and borrowings resulted in reducing the Company’s opportunity to lower funding costs in a declining rate environment. The Company decreased its exposure in a rising rate environment by locking in fixed-rate borrowings, while increasing its market risk in both a flat or declining interest rate environment. The increased risk in the flat or declining interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps, to hedge its interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of December 31, 2003, the Company had a notional principal amount of $30.0 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policies. These instruments are more fully described in Item 8, Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statement.

The Company acquired rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the Prime rate to a fixed rate. The $30.0 million of interest rate swap agreements mature in 2005. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Recent Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. This Statement does not impact the Company’s consolidated financial statements as the Company does not have any financial instruments with characteristics of both liabilities and equity.

FASB’s Emerging Issues Task Force, in its Issue No. 03-1, has issued new disclosure requirements with respect to investment securities with unrealized losses that have not been classified as other-than-temporary. Companies are required to disclose separately investments that have had continual unrealized losses for twelve months or more, and those that have had continual unrealized losses for less than twelve months. For investments in the former category, a narrative disclosure is required that would allow financial statement users to understand the positive and negative information management considered in reaching the conclusion that the impairments are not other-than-temporary. The new disclosure requirements, which are effective for years ending after December 15, 2003, did not have a material impact on the Company’s consolidated financial statements.

In December 2003, FASB issued a revised version of SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. SFAS 132 (revised 2003) is effective for years ending after December 15, 2003.

FASB Staff Position (FSP) No. 106-1 was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) signed into law in December 2003. The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The FSP provides temporary guidance whereby a plan’s sponsoring company may elect to defer recognizing the effects of the Act on postretirement benefit expense and on the accumulated projected benefit obligation (APBO) pursuant to SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and defer providing the information related to the plan called for in SFAS 132. The Company has elected the deferral option. Accordingly, the effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

Related Party Transactions

As a bank holding company, the Company’s banking subsidiaries are permitted, in their normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Company’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Company’s lending policies, federal banking regulations also requires training, audit and examination of the Company’s adherence to this policy by representatives of the Company’s federal, national and state regulators (also known as “Reg. O” requirements). As described more fully in Item 8, Note 20, “Related Parties,” of the Notes to Consolidated Financial Statements, the Company has not entered into significant non-lending related party transactions.

Certain Factors Affecting Future Operating Results

Interest rate volatility may reduce our profitability.

The profitability of the Company depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowed funds.

Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce the Company’s net interest income as the difference between interest income and interest expense decreases. As a result, the Company has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.

However, there can be no assurance that a decrease in interest rates will not negatively impact the Company’s results from operations or financial position. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on the Company’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the Company’s allowance for loan losses.

Our allowance for loan and lease losses may not be adequate to cover actual loan losses.

The Company makes various assumptions and judgments about the collectibility of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the allowance for loan and lease losses may not be sufficient to cover the losses the Company could experience, which would have an adverse effect on operating results, and may also cause the Company to increase the allowance in the future. Further, the Company’s net income would decrease if additional amounts needed to be provided to the allowance for loan and lease losses.

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

The Company is exposed to real estate and economic factors in the central, southern, western and midcoast areas of Maine, as virtually the entire loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, the Company would likely experience higher rates of loss and delinquency on these mortgage loans than if the loans were more geographically diverse.

If we do not maintain our historical growth rate, the market price of our common stock could be adversely affected.

The Company’s return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on the Company’s continued growth and expansion. The Company’s growth strategy has two principal components—internal and external growth. The Company’s ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets the Company serves. The Company’s ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is crucial to our external growth. In pursuing acquisition opportunities, the Company may be in competition with other companies having similar growth strategies. As a result, the Company may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative affect on the market price of our common stock.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In the Company’s market areas, the Company competes for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of the Company’s subsidiaries and may offer services that the Company’s subsidiaries do not or cannot provide. Our long-term success depends on the ability of the Company’s subsidiaries to compete successfully with other financial institutions in their service areas. Because the Company maintains a smaller staff and has fewer financial and other resources than larger institutions with which the Company competes, it may be limited in its ability to attract customers. If the Company is unable to attract and retain customers, the Company may be unable to continue the loan growth and the Company’s results of operations and financial condition may otherwise be negatively impacted.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

The Company’s banking subsidiaries have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Company’s banking subsidiaries decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on borrowings as a source of funds in the future.

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

Furthermore, the Company’s business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates the Company’s bank subsidiaries must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally including the Company’s bank subsidiaries.

We could be held responsible for environmental liabilities of properties we acquire through foreclosure.

If the Company is forced to foreclose on a defaulted mortgage loan to recover the Company’s investment the Company may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during the Company’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that the Company could recoup any of the costs from any third party.

To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

Although the Company does not have an aggressive acquisition strategy, the Company has acquired, and in the future will continue to consider the acquisition of, other banking companies. To the extent that the Company acquires other companies in the future, the Company’s business may be negatively impacted by certain risks inherent with such acquisitions.

These risks include the following:

•	the risk that the acquired business will not perform in accordance with management’s expectations;

•	the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

•	the risk that management will divert its attention from other aspects of our business;

•	the risk that we may lose key employees of the acquired business; and

•	the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance.

The Company, through its bank subsidiaries, operates in a highly regulated industry, and as a result, is subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time to time, the Company has been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although the Company maintains insurance, the scope of this coverage may not provide the Company with full, or even partial, coverage in any particular case. As a result, a judgment against the Company in any such litigation could have a material adverse effect on the Company’s financial condition and results of operation.

Financial Tables

Table 1—Three-Year Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding amount of interest income on interest-earning assets and the average yields, the amount of interest expense on interest-bearing liabilities and average costs, net interest income, net interest spread and net interest margin.

Analysis of Change in Net Interest Margin on Earning Assets

(Dollars in thousands)	DECEMBER 31, 2003			DECEMBER 31, 2002			DECEMBER 31, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities—taxable	$293,101	$14,531	4.96%	$292,279	$17,459	5.97%	$234,835	$15,666	6.67%
Securities—nontaxable (1)	8,873	535	6.03%	8,936	562	6.29%	9,161	589	6.43%
Federal funds sold	129	1	0.78%	15,729	250	1.59%	3,399	83	2.44%
Loans (1) (2) (3)	897,811	56,205	6.26%	757,733	55,370	7.31%	732,460	63,065	8.61%

Total interest-earning assets	1,199,914	71,272	5.94%	1,074,677	73,641	6.86%	979,855	79,403	8.10%

Cash and due from banks	30,389			28,189			24,742
Other assets	66,048			63,565			57,874
Less: ALLL	15,111			14,232			12,200

Total assets	$1,281,240			$1,152,199			$1,050,271

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$105,122	$221	0.21%	$96,707	$401	0.41%	$92,111	$733	0.80%
Savings accounts	105,330	484	0.46%	92,839	815	0.88%	84,201	1,646	1.95%
Money market accounts	174,321	1,565	0.90%	155,742	2,397	1.54%	128,106	4,333	3.38%
Certificates of deposit	307,026	9,241	3.01%	309,413	10,880	3.52%	321,503	16,047	4.98%
Broker certificates of deposit	58,895	2,664	4.52%	55,642	2,597	4.67%	34,659	2,136	6.16%
Borrowings	291,646	9,059	3.11%	224,659	9,325	4.15%	199,615	9,846	4.95%

Total interest-bearing liabilities	1,042,340	23,234	2.23%	935,002	26,415	2.83%	860,195	34,741	4.04%

Demand deposits	109,370			95,824			82,572
Other liabilities	10,082			10,496			8,327
Shareholders’ equity	119,448			110,877			99,177

Total liabilities and shareholders’ equity	$1,281,240			$1,152,199			$1,050,271

Net interest income (fully-taxable equivalent)		48,038			47,226			44,662
Less: fully-taxable equivalent adjustment		(379)			(369)			(481)

		$47,659			$46,857			$44,181

Net interest rate spread (fully-taxable equivalent)		3.71%			4.03%			4.06%

Net interest margin (fully-taxable equivalent)		4.00%			4.39%			4.56%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.
(3)	Includes net interest income on interest swap agreements.

Table 2—Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

Analysis of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	DECEMBER 31, 2003 VS 2002 INCREASE (DECREASE) DUE TO			DECEMBER 31, 2002 VS 2001 INCREASE (DECREASE) DUE TO
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities—taxable	$49	$(2,977)	$(2,928)	$3,832	$(2,039)	$1,793
Securities—nontaxable	(4)	(23)	(27)	(14)	(13)	(27)
Federal funds sold	(248)	(1)	(249)	301	(134)	167
Loans	10,237	(9,402)	835	2,176	(9,871)	(7,695)

Total interest income	10,034	(12,403)	(2,369)	6,295	(12,057)	(5,762)

Interest-bearing liabilities:
NOW accounts	35	(215)	(180)	37	(369)	(332)
Savings accounts	110	(441)	(331)	169	(1,000)	(831)
Money market accounts	286	(1,118)	(832)	935	(2,871)	(1,936)
Certificates of deposit	(84)	(1,555)	(1,639)	(603)	(4,564)	(5,167)
Broker certificates of deposit	152	(85)	67	1,293	(832)	461
Borrowings	2,780	(3,046)	(266)	1,235	(1,756)	(521)

Total interest expense	3,279	(6,460)	(3,181)	3,066	(11,392)	(8,326)

Net interest income (fully-taxable equivalent)	$6,755	$(5,943)	$812	$3,229	$(665)	$2,564

Table 3—Securities Available for Sale and Held to maturity

The following table sets forth the amount of the Company’s investment securities as of the dates indicated:

(Dollars in thousands)	2003	2002	2001
Securities available for sale:
U.S. Treasury and agency	$36,102	$108,012	$61,098
Mortgage-backed securities	237,172	150,170	139,459
State and political subdivisions	8,738	8,935	8,780
Other debt securities	16,229	35,775	41,963
Equity securities	4,710	10,888	11,566

	302,951	313,780	262,866

Securities held to maturity:
U.S. Treasury and agency	798	995	944
Mortgage-backed securities	—	—	—
State and political subdivisions	—	—	—
Other debt securities	—	—	—

	798	995	944

	$303,749	$314,775	$263,810

Table 4—Maturities of Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of amount of the Company’s investment securities at December 31, 2003.

	Available for sale		Held to maturity
(Dollars in thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and Agency:
Due in 1 year or less	$—	0.000%	$798	0.918%
Due in 1 to 5 years	36,102	5.700%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	36,102	5.700%	798	0.918%

Mortgage-backed securities:
Due in 1 year or less	668	6.970%	—	0.000%
Due in 1 to 5 years	34,914	4.860%	—	0.000%
Due in 5 to 10 years	35,432	4.700%	—	0.000%
Due after 10 years	166,158	5.500%	—	0.000%

	237,172	5.290%	—	0.000%

State and political subdivisions:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	6,922	4.090%	—	0.000%
Due in 5 to 10 years	1,491	4.440%	—	0.000%
Due after 10 years	326	5.000%	—	0.000%

	8,739	4.190%	—	0.000%

Other debt securities:
Due in 1 year or less	20	10.250%	—	0.000%
Due in 1 to 5 years	110	8.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	15,087	4.340%	—	0.000%

	15,217	4.370%	—	0.000%

Other equity securities:
Due in 1 year or less	2,106	6.910%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	3,615	7.610%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	5,721	7.350%	—	0.000%

Total securities	$302,951	5.300%	$798	0.918%

Table 5—Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands) As of December 31,	2003	2002	2001	2000	1999
Commercial	$535,741	$461,841	$423,893	$364,169	$316,411
Residential real estate	288,011	243,858	204,043	235,554	226,548
Consumer	128,151	96,323	86,375	90,231	83,832
Municipal	14,470	6,302	9,234	10,924	8,307
Other	482	558	497	462	336

	966,855	$808,882	724,042	$701,340	$635,434

Table 6—Scheduled Contractual Amortization of Certain Loans at December 31, 2003

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over 1 year, approximately 68.3% are variable rate loans. The following table presents the maturities of loans at December 31, 2003:

(Dollars in thousands)	<1 Year	Through 5 Years	More Than 5 Years	Total

Maturity Distribution:
Fixed Rate:
Commercial	$9,350	$32,812	$13,243	$55,405
Residential real estate	1,466	10,495	201,358	213,319
Consumer	2,921	8,416	11,966	23,303
Variable Rate:
Commercial	66,830	55,740	357,766	480,336
Residential real estate	19	588	74,085	74,692
Consumer	6,292	2,795	96,243	105,330
Municipal	9,108	2,857	2,505	14,470

	$95,986	$113,703	$757,166	$966,855

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

Table 7—Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table sets forth information concerning the activity in the Company’s allowance for loan and lease losses during the periods indicated.

Five-Year Activity in the Allowance for Loan and Lease Losses

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Allowance at the beginning of period	$15,242	$13,514	$10,801	$9,390	$8,092
Provision for loan and lease losses	(150)	3,080	3,681	2,930	3,670
Charge-offs:
Commercial loans	1,183	1,034	536	1,296	1,520
Residential real estate loans	710	678	552	432	715
Consumer loans	200	378	461	417	425

Total loan charge-offs	2,093	2,090	1,549	2,145	2,660
Recoveries:
Commercial loans	633	212	324	421	64
Residential real estate loans	296	311	64	29	54
Consumer loans	207	215	193	176	170

Total loan recoveries	1,136	738	581	626	288
Net charge-offs	957	1,352	968	1,519	2,372

Allowance at the end of the period	$14,135	$15,242	$13,514	$10,801	$9,390

Average loans outstanding	$897,812	$757,733	$732,460	$675,316	$605,271

Net charge-offs to average loans outstanding	0.11%	0.18%	0.13%	0.22%	0.39%
Provision for loan and lease losses to average loans outstanding	(0.02)%	0.41%	0.50%	0.43%	0.61%
Allowance for loan and lease losses to total loans	1.46%	1.88%	1.87%	1.54%	1.48%
Allowance for loan and leases losses to net charge-offs	1477.01%	1127.37%	1396.07%	711.06%	395.87%
Allowance for loan and lease losses to non-performing loans	207.62%	183.64%	167.46%	166.48%	148.32%

Table 8—Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

The allowance for loan losses is available to offset credit losses in connection with any loan, but is internally allocated to various loan categories as part of the Company’s process for evaluating its adequacy. The following table sets forth information concerning the allocation of the Company’s ALLL by loan categories at the dates indicated.

Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

(Dollars in thousands)	AS OF DECEMBER 31,
	2003		2002		2001		2000		1999
Balance at end of period applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial loans	$10,761	57%	$12,418	58%	$11,079	60%	$5,972	55%	$5,286	52%
Residential real estate loans	1,705	30%	1,395	30%	1,068	28%	2,329	32%	2,772	35%
Consumer loans	1,299	13%	1,256	12%	1,084	12%	1,218	13%	475	13%
Unallocated	370	N/A	173	N/A	283	N/A	1,282	N/A	857	N/A

	$14,135	100%	$15,242	100%	$13,514	100%	$10,801	100%	$9,390	100%

Table 9—Five-Year Schedule of Non-performing Assets

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

(Dollars in thousands)	DECEMBER 31,
	2003	2002	2001	2000	1999
Non–accrual loans	$5,798	$8,300	$7,302	$4,644	$6,135
Accruing loans past due 90 days	1,010	—	768	1,844	196

Total non-performing loans	6,808	8,300	8,070	6,488	6,331

Other real estate owned	158	490	196	380	1,405

Total non-performing assets	$6,966	$8,790	$8,266	$6,868	$7,736

Non-performing loans to total loans	0.70%	1.03%	1.11%	0.93%	1.00%
Allowance for loan and lease losses to non-performing loans	207.62%	183.64%	167.46%	166.48%	148.32%
Non-performing assets to total assets	0.51%	0.72%	0.76%	0.68%	0.83%
Allowance for loan and lease losses to non-performing assets	202.91%	173.40%	163.49%	157.27%	121.38%

Table 10—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2003

The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in thousands)	December 31, 2003
Time remaining until maturity:
Less than 3 months	$20,749
3 months through 6 months	6,675
6 months through 12 months	36,616
Over 12 months	92,050

$156,090

Table 11—Borrowed Funds

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits, and repurchase agreements secured by United States government or agency securities. Approximately 18.7% of all borrowings mature or reprice within the next 3 months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2003, 2002, and 2001.

	At or for the year ended December 31,
(Dollars in thousands)	2003	2002	2001
Average balance outstanding	$291,645	$224,659	$199,615
Maximum amount outstanding at any month-end during the year	338,408	246,865	228,414
Balance outstanding at end of year	338,408	238,861	210,843
Weighted average interest rate during the year	3.51%	4.83%	4.95%
Weighted average interest rate at end of year	2.40%	4.61%	5.04%

Table 12—Interest rate sensitivity or “GAP”

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

(Dollars in thousands)	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$22,845	$54,580	$229,072	$306,497
Variable rate loans	660,358	—	—	660,358
Investment securities
Available for sale	1,361	39,711	261,879	302,951
Held to maturity	798	—	—	798

Total interest-earning assets	685,362	94,291	490,951	1,270,604

Interest-bearing liabilities:
Savings accounts	24,957	—	83,551	108,508
NOW accounts	—	—	112,116	112,116
Money market accounts	184,766	—	—	184,766
Certificate accounts	199,485	152,761	24,144	376,390
Borrowings	123,600	94,968	58,475	277,043

Total interest-bearing liabilities	532,808	247,729	278,286	1,058,823

Interest sensitivity gap per period	$152,554	$(153,438)	$212,665

Cumulative interest sensitivity gap	$152,554	$(884)	$211,781

Cumulative interest sensitivity gap as a percentage of total assets	11.1%	(0.1)%	15.5%
Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	129%	100%	120%

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The information contained in the section captions Management’s Discussion and Analysis of Financial Condition and Results of Operation—”Market Risk” in Item 7 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	DECEMBER 31,
	2003	2002
Assets
Cash and due from banks	$37,164	$33,523
Securities available for sale, at market	302,951	313,780
Securities held to maturity (market value $798 and $995 at December 31, 2003 and 2002, respectively)	798	995
Loans, less allowance for loan and lease losses of $14,135 and $15,242 at December 31, 2003 and 2002, respectively	952,720	793,640
Premises and equipment, net	15,739	16,710
Other real estate owned	158	490
Interest receivable	5,209	5,778
Core deposit intangible	3,825	4,767
Goodwill	3,518	3,518
Other assets	48,281	45,218

Total assets	$1,370,363	$1,218,419

Liabilities
Deposits:
Demand	$119,216	$105,091
NOW	112,116	107,383
Money market	184,766	169,457
Savings	108,508	98,197
Certificates of deposit	376,390	370,006

Total deposits	900,996	850,134
Borrowings from Federal Home Loan Bank	277,043	191,901
Other borrowed funds	61,365	46,960
Accrued interest and other liabilities	11,253	10,596

Total liabilities	1,250,657	1,099,591

Commitments and Contingencies (Notes 6, 15, 17, 21, 22 and 23) Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 8,609,898 shares in 2003 and 2002	2,450	2,450
Surplus	5,353	5,719
Retained earnings	127,460	114,131
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	2,864	6,800
Net unrealized gains on derivative instruments, marked to market, net of tax	536	914

Total accumulated other comprehensive income	3,400	7,714
Less remaining obligation under:
Bank recognition and retention plan	—	3
Less cost of 851,248 and 582,524 shares of treasury stock on December 31, 2003 and 2002, respectively	18,957	11,183

Total shareholders’ equity	119,706	118,828

Total liabilities and shareholders’ equity	$1,370,363	$1,218,419

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except number of shares and per share data)	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Interest Income
Interest and fees on loans	$55,191	$54,594	$62,362
Interest on U.S. government and agency obligations	13,961	16,840	14,659
Interest on state and political subdivision obligations	353	372	388
Interest on interest rate swap agreements	2,070	1,897	1,370
Interest on federal funds sold and other investments	571	869	1,091

Total interest income	72,146	74,572	79,870

Interest Expense
Interest on deposits	14,175	17,090	24,895
Interest on other borrowings	9,059	9,325	9,846
Interest on interest rate swap agreements	1,253	1,300	948

Total interest expense	24,487	27,715	35,689

Net interest income	47,659	46,857	44,181
Provision for Loan and Lease Losses	(150)	3,080	3,681

Net interest income after provision for loan and lease losses	47,809	43,777	40,500

Other Income
Service charges on deposit accounts	3,712	3,770	3,542
Other service charges and fees	1,652	1,965	2,390
Merchant assessments	—	2,135	2,086
Trust fees	3,506	3,625	2,503
Brokerage and insurance commissions	324	252	30
Gain on sale of derivatives	—	—	932
Gain on sale of securities	301	156	336
Other income	1,334	2,556	1,275

Total other income	10,829	14,459	13,094

Operating Expenses
Salaries and employee benefits	16,895	16,500	14,279
Net occupancy	2,261	2,299	2,075
Furniture, equipment and data processing	1,869	2,132	2,125
Merchant program	—	1,812	1,995
Amortization of core deposit intangible	941	941	952
Acquisition related	—	75	353
Other expenses	8,458	8,552	9,235

Total operating expenses	30,424	32,311	31,014

Income before income taxes and cumulative effect of accounting change	28,214	25,925	22,580
Income Taxes	9,286	8,425	7,162

Income before cumulative effect of accounting change	18,928	17,500	15,418
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	—	449	—

Net Income	$18,928	$17,051	$15,418

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$2.39	$2.18	$1.90
Cumulative effect of change in accounting for goodwill, net of tax benefit	—	(0.06)	—

Basic earnings per share	2.39	2.12	1.90
Diluted earnings per share before cumulative effect of accounting change	2.38	2.17	1.89
Cumulative effect of change in accounting for goodwill, net of tax benefit	—	(0.06)	—

Diluted earnings per share	2.38	2.11	1.89
Weighted average number of shares outstanding	7,915,743	8,049,629	8,123,928

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains on Derivative Instruments	Bank Recognition and Retention Plan	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2000	$2,450	$5,909	$92,292	$(812)	$—	$(14)	$(8,902)	$90,923

Net income for 2001	—	—	15,418	—	—	—	—	15,418
Cumulative effect to record unrealized appreciation on securities held to maturity transferred to securities available for sale, net of taxes of $1,021	—	—	—	1,982				1,982
Change in unrealized gains on securities available for sale, net of deferred taxes of $1,700	—	—	—	3,344	—	—	—	3,344

Total comprehensive income	—	—	15,418	5,326	—	—	—	20,744
Purchase of treasury stock (87,560 shares)	—	—	—	—	—	—	(1,444)	(1,444)
Exercise of stock options (19,926 shares), net of tax benefit of $41	—	(114)	—	—	—	—	34	(80)
Bank recognition and retention plan	—	—	—	—	—	5	—	5
Acquisition of minority interest	—	—	146	—	—	—	—	146
Cash dividends declared ($0.64 / share)	—	—	(5,226)	—	—	—	—	(5,226)

Balance at December 31, 2001	$2,450	$5,795	$102,630	$4,514	$—	$(9)	$(10,312)	$105,068

Net income for 2002	—	—	17,051	—	—	—	—	17,051
Change in unrealized gains on derivative instruments, net of deferred taxes of $492	—	—	—	—	914	—	—	914
Change in unrealized gains on securities available for sale, net of deferred taxes of $1,200	—	—	—	2,286	—	—	—	2,286

Total comprehensive income	—	—	17,051	2,286	914	—	—	20,251
Purchase of treasury stock (37,950 shares)	—	—	—	—	—	—	(919)	(919)
Exercise of stock options (23,223 shares), net of tax benefit of $93	—	(76)	—	—	—	—	48	(28)
Bank recognition and retention plan	—	—	—	—	—	6	—	6
Cash dividends declared ($0.68 / share)	—	—	(5,550)	—	—	—	—	(5,550)

Balance at December 31, 2002	$2,450	$5,719	$114,131	$6,800	$914	$(3)	$(11,183)	$118,828

Net income for 2003	—	—	18,928	—	—	—	—	18,928
Change in unrealized gains on derivative instruments, net of deferred taxes of $288	—	—	—	—	(378)	—	—	(378)
Change in unrealized gains on securities available for sale, net of deferred taxes of $2,028	—	—	—	(3,936)	—	—	—	(3,936)

Total comprehensive income	—	—	18,928	(3,936)	(378)	—	—	14,614
Purchase of treasury stock (314,958 shares)	—	—	—	—	—	—	(8,702)	(8,702)
Exercise of stock options (46,237 shares), net of tax benefit of $88	—	(366)	—	—	—	—	928	562
Bank recognition and retention plan	—	—	—	—	—	3	—	3
Cash dividends declared ($0.72 / share)	—	—	(5,599)	—	—	—	—	(5,599)

Balance at December 31, 2003	$2,450	$5,353	$127,460	$2,864	$536	$—	$(18,957)	$119,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Operating Activities
Net Income	$18,928	$17,051	$15,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(150)	3,080	3,681
Depreciation and amortization	2,852	3,129	3,497
Decrease in Bank Recognition and Retention Plan obligation	3	6	5
(Increase) decrease in interest receivable	(163)	(724)	1,905
Increase in other assets	(1,324)	(1,900)	(2,611)
Increase in other liabilities	1,389	613	2,474
Increase in residential mortgage loans held for sale	—	—	12,838
Goodwill impairment loss	—	690	—
Decrease in minority position	—	—	(176)
Gain on sale of securities	(301)	(156)	(336)

Net cash provided by operating activities	21,234	21,789	36,695

Investing Activities
Proceeds from maturities of securities held to maturity	1,400	1,550	—
Proceeds from sales and maturities of securities available for sale	235,612	83,748	39,805
Purchase of securities held to maturity	(1,195)	(1,588)	(944)
Purchase of securities available for sale	(231,165)	(131,401)	(77,217)
Net increase in loans	(158,930)	(86,192)	(36,508)
Net decrease (increase) in other real estate owned	332	(295)	185
Purchase of premises and equipment	(317)	(1,036)	(3,503)
Cash paid in connection with acquisitions	—	—	(4,563)
Cash received through acquisitions	—	—	567

Net cash used by investing activities	(154,263)	(135,214)	(82,178)

Financing Activities
Net increase in deposits	50,862	86,566	19,208
Proceeds from Federal Home Loan Bank borrowings	15,000,030	2,656,280	3,698,976
Repayments on Federal Home Loan Bank borrowings	(14,914,888)	(2,633,211)	(3,662,492)
Net increase in other borrowed funds	14,405	4,949	5,919
Purchase of treasury stock	(8,702)	(919)	(1,444)
Proceeds from stock issuance under option plan	562	86	—
Exercise and repurchase of stock options	—	(114)	(80)
Acquisition of minority interest	—	—	146
Cash dividends paid	(5,599)	(5,550)	(5,226)

Net cash provided by financing activities	136,670	108,087	55,007

Net (decrease) increase in cash and cash equivalents	3,641	(5,338)	9,524
Cash and cash equivalents at beginning of year	33,523	38,861	29,337

Cash and cash equivalents at end of year	$37,164	$33,523	$38,861

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$25,219	$27,683	$36,594
Income tax	9,026	8,424	7,878
Non-Cash transactions:
Transfer from loans to other real estate owned	20	492	371
Securitization of mortgage loans	—	16,699	57,000
Transfer from securities held to maturity to available for sale	—	—	57,695
Transfer from premises and equipment to other real estate owned	—	337	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Amounts in tables expressed in thousands, except number of shares and per share data.)

NATURE OF OPERATIONS.

Camden National Corporation (or the “Company”), as a multi-bank holding company, provides financial services to its customers through three major subsidiaries. Camden National Bank and UnitedKingfield Bank provide traditional commercial and consumer financial services through 28 branch locations in central, southern, mid-coast and western Maine and by online access. Acadia Trust, N.A. provides trust and investment management services to its clients, who are primarily located in the State of Maine, and to the clients of the Company’s two banking subsidiaries.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly owned bank subsidiaries, Camden National Bank and UnitedKingfield Bank, and its wholly owned non-bank subsidiary, Acadia Trust, N.A. (and prior to its merger into Acadia Trust, N.A. on January 1, 2003, Trust Company of Maine, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the non-bank subsidiary in a fiduciary capacity are not assets of the Company and, therefore, are not included in the Consolidated Statement of Condition.

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

Cash. The Company is required to comply with various laws and regulations of the Federal Reserve Bank (“FRB”), which require the Company to maintain certain amounts of cash on deposit and restrict the Company from investing those amounts. The Company maintains those balances at the FRB of Boston. In the normal course of business, the Company has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). For the statement of cash flows, cash equivalents consist of cash and due from banks.

Investment Securities. The Company has classified its investment securities into investments available for sale and investments to be held to maturity.

Securities Available for Sale. Debt and other securities that are to be held for indefinite periods of time are stated at market value. Changes in net unrealized gains or losses are recorded as an adjustment to shareholders’ equity until realized. Market values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date.

Securities Held to Maturity. Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

Residential Mortgages Held for Sale. Residential mortgages held for sale are primarily one-to-four family real estate loans that are valued at the lower of cost or market on an individual basis, as determined by quoted market prices from the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Gains and losses from sales of residential mortgages held for sale are recognized upon settlement with investors and recorded in other income. These activities, together with underwriting residential mortgage loans, comprise the Company’s mortgage banking business.

Loan Servicing. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: interest rate, fixed versus variable rate, and period of origination. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

Loans. Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balance, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, interest income is reduced for all accrued but unpaid interest. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 120 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible.

Fees received and direct costs incurred for the origination of loans are deferred and recognized as an adjustment of loan yield.

The allowance for loan and lease losses is maintained at a level believed adequate to absorb expected future charge-offs of loans deemed uncollectible. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, known and inherent risk characteristics of the various categories of loans, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and other pertinent factors. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Credits deemed uncollectible are charged against the allowance.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan and lease losses to such loans. If these allocations cause the allowance for loan and lease losses to require an increase, such increase is reported as provision for loan and lease losses.

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan and lease losses.

Other Real Estate Owned. Other real estate owned represents real estate acquired through foreclosure or upon receipt of a deed in lieu of foreclosure and is recorded at the lower of the recorded amount of the loan or market value of the underlying collateral, less estimated selling costs, determined by an independent appraisal, with any

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

difference at the time of acquisition treated as a loan loss. Subsequent reductions in market value below the carrying cost are charged directly to other operating expenses.

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets.

Intangible Assets. The value of core deposits premium with respect to $104.0 million in deposits acquired by the Company in connection with the acquisition, in 1998, of 8 branch locations is being amortized over periods ranging from 10 to 15 years using the straight-line method.

Amortization of software is recognized using the straight-line method over the estimated useful lives of the various software items, which primarily is three years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

Goodwill. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, was not amortized. The Company had no business combinations treated as a purchase before June 30, 2001; therefore, the Company did not have goodwill prior to that date.

Other Borrowed Funds. Other borrowed funds consist of commercial and consumer repurchase agreements with a carrying value of $57.4 million and $46.0 million at December 31, 2003 and 2002, respectively, federal funds purchased of $3.5 million at December 31, 2003 and none at December 31, 2002, and treasury tax and loan deposits. Securities sold under agreements to repurchase and federal funds purchased generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury tax and loan deposits generally do not have fixed maturity dates.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax implications attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of the Company’s common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method.

Financial Instruments with Off-Balance Sheet Risk. In the ordinary course of business, the Company has entered into credit related financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Post-Retirement and Supplemental Retirement Plans. The cost of providing post-retirement benefits is accrued during the active service period of the employee.

Derivative Financial Instruments Designated as Hedges. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which sets

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133,” requires the Company to recognize all derivatives in the Consolidated Statement of Condition at fair value. The Company adopted the Statement effective January 1, 2001 and transferred all of its investment securities classified as held to maturity to the available-for-sale classification. The impact of this reclassification was an increase to other comprehensive income of $2.0 million, net of applicable taxes, which was reported as a cumulative effect adjustment to other comprehensive income.

Under the provisions of SFAS No. 133, the Company recognizes all derivatives in the Consolidated Statement of Condition at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”) or a held-for-trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is highly effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

Fair Value Disclosures. The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and due from banks: The carrying amounts of cash and due from banks approximate their fair value.

Securities held to maturity and securities available for sale: Fair values of securities held to maturity and securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amounts of other securities approximate their fair value.

Residential mortgages held for sale: Fair values are based on quoted market prices from Freddie Mac.

Loans receivable: For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest receivable and payable: The carrying amounts of interest receivable and payable approximate their fair value.

Life insurance policies: The carrying amounts of life insurance policies approximate their fair value.

Deposits: The fair value of demand and NOW deposits, savings accounts, and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered in the Company’s market for deposits of similar remaining maturities.

Borrowings: The carrying amounts of short-term borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), securities sold under repurchase agreements and other short-term borrowings approximate fair value. The fair value of long-term borrowings is based on the discounted cash flows using current rates for advances of similar remaining maturities.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

Derivative financial instruments: Fair values for interest rate swap, floor and cap contracts are based on quoted market prices.

Credit related financial instruments: In the course of originating loans and extending credit and standby letters of credit, the Company charges fees in exchange for its lending commitment. While these commitment fees have value, the Company does not believe their value is material to its financial statements due to the short-term nature of the underlying commitments.

Stock-Based Compensation. On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan, which is the plan currently available for future grants. The plan allows the Company to grant options to employees for up to 800,000 additional shares of Company common stock. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During 2003, the Company issued 16,000 stock options to employees, which were expensed as options on the date vested. There were no options granted during 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each year.

	DECEMBER 31,
	2003	2002	2001
Net income, as reported	$18,928	$17,051	$15,418
Stock-based employee compensation expense included in reported net income	27	—	—
Total stock-based employee compensation expense determined under fair value based method for all options	(27)	—	(24)

Pro forma net income	$18,928	$17,051	$15,394

Earnings per share:

Basic – as reported	$2.39	$2.12	$1.90
Basic – pro forma	2.39	2.12	1.89

Diluted – as reported	$2.38	$2.11	$1.89
Diluted – pro forma	2.38	2.11	1.88

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants; in 2003 dividend yield of 2.6%, expected volatility of 2.41%, risk-free interest rate of 3.99%, and expected lives of 10 years; in 2001 dividend yield of 2.6%, expected volatility of 3.32%, risk-free interest rate of 4.93%, and expected lives of 10 years.

Reclassification. Certain items from the prior year were restated to conform to the current year presentation.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

2. ACQUISITIONS

On July 19, 2001, the Company acquired 100% of the outstanding common stock of Acadia Trust, N.A. and Gouws Capital Management, Inc. (“Gouws Capital”). Acadia Trust, N.A., headquartered in Portland, Maine and founded in 1991, is a nationally chartered trust company offering traditional trust services and was custodian and trustee, at the date of acquisition, for approximately $300 million in assets. Gouws Capital, founded in 1984 and also headquartered in Portland, Maine, offers investment advisory services to high net worth individuals and institutions. Gouws Capital had approximately $342 million of assets under management at the date of acquisition, of which approximately $300 million was held at Acadia Trust, N.A. Subsequent to the acquisition, Gouws Capital was merged into Acadia Trust, N.A.

The following is a summary of the transactions:

Cash	$567
Investments	1,378
Goodwill	3,160
Premises and equipment	206
Other assets	328
Other liabilities	(1,076)

Net cash paid	$4,563

On October 24, 2001, the Company acquired the remaining 49% of Trust Company of Maine, Inc. (“TCOM”). The Company acquired the majority ownership (51%) of TCOM in December 1995 through the Company’s merger with UnitedCorp, then the parent of TCOM. TCOM is a non-depository trust company chartered under the laws of the State of Maine and has its principal office in Bangor, Maine. TCOM provides a broad range of trust, trust-related, and investment services, in addition to retirement and pension plan management services, to both individual and institutional clients. This transaction resulted in the recording of $1.1 million in goodwill. On January 1, 2003, TCOM was merged with and into Acadia Trust, N.A., with Acadia Trust, N.A. remaining as the surviving entity.

Under the purchase method of accounting, the results of operations of the acquired subsidiaries are included in the results of operations only from their respective dates of acquisition.

3. GOODWILL

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 specifies that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. SFAS No. 142 requires, in part, that recorded goodwill be tested at least annually for impairment rather than being amortized over the estimated useful life of the underlying business. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 as of January 1, 2002. The purchase of Acadia Trust, N.A. and Gouws Capital was accounted for under SFAS No. 141. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, is not amortized. The Company had no business combinations treated as a purchase before July 1, 2001; thus the Company did not have any goodwill prior to that date. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, and considered whether any necessary reclassifications were required in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. No such reclassifications were required.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was permanently impaired as of the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. As a result of

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

this process, the Company identified Banking and Financial Services as reporting units based on operational characteristics, the existence of discrete financial information, and direct management review of these units. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the transitional impairment loss, was recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income.

The Company estimated the value of goodwill as of January 1, 2002 utilizing several standard valuation techniques, including discounted cash flow analyses, as well as an estimation of the impact of business conditions on the long-term value of the goodwill carried on the Company’s statement of condition. The Company determined that the impact of the overall deterioration of the stock market on investor activities within its target market had negatively impacted the value of its goodwill balances related to the acquisitions of its financial services subsidiaries. This resulted in an estimation of impairment of $690,000.

At January 1, 2002, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

At June 30, 2003, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

4. CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	December 31, 2003	December 31, 2002
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	5,599	4,657

Core deposit intangible, net	$3,825	$4,767

Amortization expense related to the core deposit intangible amounted to $941.1 thousand for the years ended December 31, 2003 and 2002, and $952.2 thousand for the year ended December 31, 2001. The expected amortization expense for each year in the five-year period ending December 31, 2008 is estimated to be $941.1 thousand per year through December 31, 2007 and $470.0 thousand for the year ending December 31, 2008.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

5. INVESTMENT SECURITIES

The following tables summarize the amortized costs and market values of securities available for sale and held to maturity, as of the dates indicated:

	DECEMBER 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,955	$1,147	$—	$36,102
Obligations of states and political subdivisions	8,300	438	—	8,738
Mortgage-backed securities	234,675	3,322	(825)	237,172
Other debt securities	16,189	84	(44)	16,229

Total debt securities	294,119	4,991	(869)	298,241

Equity securities	4,493	217	—	4,710

Total securities available for sale	$298,612	$5,208	$(869)	$302,951

Held to maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$798	$—	$—	$798

Total securities held to maturity	$798	$—	$—	$798

	DECEMBER 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,673	$3,339	$—	$108,012
Obligations of states and political subdivisions	8,551	384	—	8,935
Mortgage-backed securities	143,849	6,321	—	150,170
Other debt securities	34,953	822	—	35,775

Total debt securities	292,026	10,866	—	302,892

Equity securities	11,451	217	(780)	10,888

Total securities available for sale	$303,477	$11,083	$(780)	$313,780

Held to maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$995	$—	$—	$995

Total securities held to maturity	$995	$—	$—	$995

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

All investments with unrealized losses at December 31, 2003 have been in a continuous loss position less than 12 months.

Investments with unrealized losses at December 31, 2003 are as follows:

	Fair Value	Unrealized Losses
Mortgage-backed securities	$135,608	$(825)
Other debt securities	5,786	(44)

Total	$141,394	$(869)

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At December 31, 2003, management believes these investments are not other-than-temporarily impaired.

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,348	$1,361
Due after one year through five years	36,977	38,616
Due after five years through ten years	68,784	69,212
Due after ten years	187,010	189,052

	$294,119	$298,241

Held to maturity
Due in one year or less	$798	$798

	$798	$798

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated to the due-after-ten-years category.

Proceeds from the sale of investments classified as available for sale during 2003 were $31.0 million, which resulted in gross realized gains of $301.2 thousand. Proceeds from the sale of investments classified as available for sale during 2002 were $8.2 million, which resulted in gross realized gains of $156.3 thousand. Proceeds from the sale of investments classified as available for sale during 2001 were $7.4 million, which resulted in gross realized gains of $336.4 thousand. There were no sales in the held to maturity portfolio during 2003, 2002 or 2001.

At December 31, 2003 and 2002, securities with an amortized cost of $232.0 million and $211.0 million and a fair value of $234.8 million and $219.2 million, respectively, were pledged to secure Federal Home Loan Bank of Boston (“FHLBB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate swap agreements with notional amounts of $30.0 million at December 31, 2003. Under these agreements the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements are recorded in other comprehensive income. As of December 31, 2003, the swaps had a fair value of approximately $824.0 thousand, less tax of $288.0 thousand, which has been recorded as other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity.

On April 11, 2001 the Company sold an interest rate floor agreement and an interest rate swap agreement. The impact of the sale of the interest rate floor and interest rate swap agreements was an increase to 2001 net income of $615,000, net of applicable taxes.

7. LOANS

The composition of the Company’s loan portfolio at December 31 was as follows:

	2003	2002
Commercial loans	$535,741	$461,841
Residential real estate loans	289,119	244,712
Consumer loans	128,151	96,323
Municipal loans	14,470	6,302
Other loans	482	558

Total loans	967,963	809,736
Less deferred loan fees net of costs	1,108	854
Less allowance for loan and lease losses	14,135	15,242

	$952,720	$793,640

The Company’s lending activities are conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

The Company sold fixed-rate residential mortgage loans on the secondary market, which resulted in a net loss on the sale of loans of $317.1 thousand for the year ended December 31, 2003, and net gains on the sale of loans of $97.2 thousand and $78.0 thousand for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, non-accrual loans were $5.8 million and $8.3 million, respectively. Interest foregone was approximately $391.0 thousand, $546.0 thousand and $505.0 thousand for 2003, 2002, and 2001, respectively.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

8. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	DECEMBER 31,
	2003	2002	2001
Beginning balance	$15,242	$13,514	$10,801
Provision for loan and lease losses	(150)	3,080	3,681
Recoveries	1,136	738	581
Loans charged off	(2,093)	(2,090)	(1,549)

Net charge offs	(957)	(1,352)	(968)

Ending balance	$14,135	$15,242	$13,514

Information regarding impaired loans is as follows:

	DECEMBER 31,
	2003	2002	2001
Average investment in impaired loans	$6,423	$7,698	$6,030
Interest income recognized on impaired loans, cash basis	305	341	330
Balance of impaired loans	5,798	8,300	7,022
Portion of impaired loan balance for which an allowance for credit losses is allocated	5,798	8,300	7,022
Portion of allowance for loan and lease losses allocated to the impaired loan balance	1,548	1,824	1,862

9. SECURITIZATION OF MORTGAGE LOANS

As part of a balance sheet management program, the Company securitized with Freddie Mac $16.7 million and $57.0 million of residential mortgage loans during 2002 and 2001, respectively. The transaction resulted in the Company’s loan balances decreasing, as those assets shifted to investment securities. The Company receives annual servicing fees as compensation for servicing the outstanding balances. The Company has no retained interests in the securitized residential mortgage loans. In addition, $209.0 thousand and 677.3 thousand of mortgage servicing rights associated with the transactions was recognized in income during 2002 and 2001, respectively. The Company did not securitize any loans during 2003.

10. MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2003	2002	2001
Balance of loans serviced for others	$143,926	$154,084	$147,232
Mortgage servicing rights:
Balance at beginning of year	$965	$845	$233
Mortgage servicing rights capitalized	677	643	829
Amortization charged against mortgage servicing fee income	(724)	(523)	(217)
Valuation adjustment	(21)	—	—

Balance at end of year	897	$965	$845

Valuation allowance:
Balance at beginning of year	$—	$—	$—
Increase in impairment reserve	(72)	—	—
Reduction of impairment reserve	51	—	—

Balance at end of year	$(21)	$—	$—

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $404.5 thousand and $346.9 thousand at December 31, 2003 and 2002, respectively.

11. PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

	2003	2002
Land and buildings	$15,423	$15,352
Furniture, fixtures and equipment	13,746	15,951
Leasehold improvements	1,280	1,260

	30,449	32,563
Less: Accumulated depreciation and amortization	14,710	15,853

	$15,739	$16,710

Depreciation expense was $1.5 million for 2003 and $1.7 million for 2002 and 2001.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

12. OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

	2003	2002	2001
Beginning balance	$490	$195	$380
Additions	20	492	371
Properties sold	299	104	554
Writedowns	53	93	2

Ending balance	$158	$490	$195

13. DEPOSITS

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $77.1 million and $80.3 million at December 31, 2003 and 2002, respectively. Certificates of deposit included brokered deposits in the amount of $79.0 million and $56.8 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

2004	$199,485
2005	82,787
2006	25,657
2007	25,238
2008	19,079
Thereafter	24,144

$376,390

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

14. BORROWINGS

A summary of the borrowings, including the outstanding balance of lines of credit, from the FHLBB is as follows:

DECEMBER 31, 2003
Principal Amounts	Interest Rates	Maturity Date
$123,600	1.00% – 5.19%	2004
8,000	1.90% – 2.21%	2005
31,806	1.15% – 5.55%	2006
18,452	4.27% – 4.47%	2007
36,710	1.25% – 3.59%	2008
12,000	4.88% – 4.97%	2009
10,000	4.95%	2010
34,000	4.07% – 5.02%	2011
2,475	3.92%	2013

$277,043

DECEMBER 31, 2002
Principal Amounts	Interest Rates	Maturity Date
$76,405	1.35% – 6.12%	2003
12,000	3.27% – 5.19%	2004
28,101	3.97% – 5.55%	2006
19,395	4.27% – 4.47%	2007
12,000	4.88% – 4.97%	2009
10,000	4.95%	2010
34,000	4.07% – 5.02%	2011

$191,901

Short- and long-term borrowings from the FHLBB consist of fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The carrying value of loans pledged as collateral was $290.4 million and $236.3 million at December 31, 2003 and 2002, respectively. The FHLBB at its discretion can call $83.0 million of the Company’s long-term borrowings. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2003 and 2002. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2003 or 2002.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

The Company utilizes other borrowings in the form of treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. Balances outstanding at December 31 are shown in the table below:

	2003	2002
Federal funds purchased	$3,500	$—
Treasury, tax and loan deposits	496	1,000
Securities sold under repurchase agreements	57,369	45,960

Total other borrowed funds	$61,365	$46,960

Weighted-average rate at the end of period	0.67%	1.74%

15. EMPLOYEE BENEFIT PLANS

Post-Retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees.

The measurement date used to determine post-retirement benefits is December 31. Information regarding the post-retirement benefit plan is as follows:

	2003	2002	2001
Change in benefit obligation
Benefit obligation at beginning of the year	$852	$765	$724
Service cost	61	57	43
Interest cost	58	53	50
Actuarial (gain) loss	47	15	(22)
Benefits paid	(41)	(38)	(30)

Benefit obligation at end of year	977	852	765

Funded status	(977)	(852)	(765)
Unrecognized net actuarial loss	277	242	237
Unrecognized net prior service cost	(46)	(62)	(78)

Accrued benefit cost, included in other liabilities	$(746)	$(672)	$(606)

Weighted-average discount rate assumption used to determine benefit obligation and net benefit cost	7.0%	7.0%	7.0%

	2003	2002	2001
Components of net periodic benefit cost
Service cost	$61	$57	$43
Interest cost	58	53	50
Amortization of prior service cost	(16)	(16)	(16)
Recognized net actuarial loss	12	11	14

Net periodic benefit cost	$115	$105	$91

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

For measurement purposes, a 6.1% annual rate of increase in the per capita cost to cover health care benefits was assumed for 2004. The rate was assumed to decrease gradually to a 6.0% annual growth rate after 2 years, and remain at a 6.0% annual growth rate thereafter. A 1.0% increase or decrease in the assumed health care cost trends rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan:

•	A subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000

•	The opportunity for a retiree to obtain a prescription drug benefit under Medicare

The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

Supplemental Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental retirement plan for certain officers. The agreement provides that participants will be paid a life annuity upon retirement or death. Prior to September 1, 1999, the plan provided supplemental retirement payments over 15 years upon retirement or death.

The expense of this supplemental plan was $475.4 thousand, $403.0 thousand and $399.0 thousand in 2003, 2002 and 2001, respectively. The accrued liability of this plan at December 31, 2003 and 2002 was $2.1 million and $1.8 million, respectively.

401(k) / Profit Sharing Plan

The Company has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions and may make additional contributions subject to the discretion of the Board of Directors. For the years ended December 31, 2003, 2002 and 2001, aggregate expenses under the plan amounted to $638.1 thousand, $772.0 thousand and $527.0 thousand, respectively.

Bank Recognition and Retention Plan

The Company maintains a Bank Recognition and Retention Plan (“BRRP”) as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable such Company officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. The Company recognizes expense related to the BRRP based on the vesting schedule. Participants are vested at a rate of 20% per year commencing 1 year from the date of the award. Total expense related to the BRRP was $2.9 thousand for 2003 and $5.7 thousand for 2002 and 2001.

16. SEGMENT REPORTING

The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management, and trust services. While the Company’s senior management team monitors operations of each subsidiary, these subsidiaries primarily operate in the banking industry. Substantially all revenues and services are derived from banking products and services in Maine. Accordingly, the Company’s subsidiaries are considered by management to be aggregated in one reportable operating segment.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

17. SHAREHOLDERS’ EQUITY

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiary banks are subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiary banks to the Company.

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan. The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards maybe granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant, in the case of non-qualified stock options. No stock option shall be exercisable more than 10 years after the date the stock option is granted. Prior to that date, the Company had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire 10 years from the date the option was granted. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below.

	2003
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	120,886	$14.62
Granted during the year	16,000	26.16
Exercised during the year	58,084	14.80

Outstanding at end of year	78,802	$16.84

Exercisable at end of year	68,802	$15.22

Weighted-average fair value of options granted during the year		$2.58

	2002
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	147,163	$14.44
Exercised during the year	24,004	13.34
Forfeited during the year	2,273	16.29

Outstanding at end of year	120,886	$14.62

Exercisable at end of year	120,886	$14.62

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

	2001
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	183,729	$14.29
Granted during the year	5,000	16.00
Exercised during the year	19,926	11.13
Forfeited during the year	21,640	16.56

Outstanding at end of year	147,163	$14.44

Exercisable at end of year	147,163	$14.44

Weighted-average fair value of options granted during the year		$3.21

The following table summarizes information related to options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$12.33	36,500	3.0	$12.33	36,500	$12.33
14.52 – 18.75	16,952	5.0	17.59	16,952	17.59
18.38	4,350	6.0	18.38	4,350	18.38
16.00	5,000	8.0	16.00	5,000	16.00
23.08 – 28.00	16,000	10.0	26.16	6,000	23.08

	78,802	5.3	$16.84	68,802	$15.22

18. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Net income, as reported	$18,928	$17,051	$15,418
Weighted-average shares	7,915,743	8,049,629	8,123,928
Effect of dilutive employee stock options	29,843	47,841	33,558
Adjusted weighted-average shares and assumed conversion	7,945,586	8,097,470	8,157,486
Basic earnings per share	$2.39	$2.12	$1.90
Diluted earnings per share	$2.38	$2.11	$1.89

All outstanding options at December 31, 2003 and 2002 were in-the-money options as the exercise price was less than the average market price of the common stock. Options to purchase 10,500 shares of common stock at an average exercise price of $18.75 per share were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

19. INCOME TAXES

The current and deferred components of income tax expense were as follows:

	2003	2002	2001
Current:
Federal	$8,849	$8,611	$8,167
State	299	268	241

	9,148	8,879	8,408
Deferred:
Federal	138	(454)	(1,246)

	$9,286	$8,425	$7,162

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes and cumulative effect of accounting change, as follows:

	2003	2002	2001
Computed tax expense	$9,875	$9,074	$7,903
Increase (reduction) in income taxes resulting from:
Tax exempt income	(218)	(250)	(342)
State taxes, net of federal benefit	194	174	157
Income from life insurance	(255)	(302)	(305)
Low income housing credits	(284)	(303)	(303)
Other	(26)	32	52

	$9,286	$8,425	$7,162

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2003		2002
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$4,970	$—	$5,358	$—
Allowance for investment losses	86	—	86	—
Capitalized costs	65	—	120	—
Pension and other benefits	990	—	860	—
Depreciation	—	484	—	217
Deferred loan origination fees	—	191	—	422
Deferred compensation and benefits	525	—	423	—
Unrealized gains on investments available for sale	—	1,475	—	3,503
Unrealized gains on derivative instruments	—	289	—	469
Unrealized appreciation on loans held for sale	19	—	41	—
Interest receivable	134	—	231	—
Deposit premium	616	—	503	—
Mortgage servicing rights	—	311	—	338
Other	108	—	20	—

	$7,513	$2,750	$7,642	$4,949

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

20. RELATED PARTIES

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Changes in the composition of the board of directors or the group comprising executive officers result in additions to, or deductions from, loans outstanding to directors, executive officers, or principal shareholders.

Loans to related parties that in aggregate exceed $60,000 were as follows:

	2003	2002
Balance, January 1,	$5,044	$14,537
Loans made/advanced and additions	4,868	2,461
Repayments and reductions	1,367	11,954

Balance, December 31,	$8,545	$5,044

In addition to the loans noted above, the Company had deposits at December 31, 2003 and 2002 from the same individuals of $6.3 million and $5.9 million, respectively.

21. LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which in the opinion of management, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

22. FINANCIAL INSTRUMENTS

Credit Related Financial Instruments

In the normal course of business, the Company is a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the accompanying Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. These instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition.

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2003, 2002 or 2001.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments.

At least quarterly, all financial instruments are reviewed as part of the asset/liability management process. The financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased.

As of December 31, 2003 and 2002, the Company had $30 million (notional principal amount) in swap contracts in which the Company is hedging prime-based variable rate commercial loans to a fixed rate of 6.90%. The interest rate swap agreements mature in 2005.

At December 31, 2003 and 2002, the contractual or notional amounts of credit related and derivative financial instruments were as follows:

	2003	2002
Contractual
Commitments to extend credit	$131,735	$146,395
Letters of credit	901	1,892
Notional
Swaps	30,000	30,000

The estimated fair values of the Company’s financial instruments reported in the Consolidated Statements of Condition were as follows:

	DECEMBER 31, 2003		DECEMBER 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$37,164	$37,164	$33,523	$33,523
Securities available for sale	302,951	302,951	313,780	313,780
Securities held to maturity	798	798	995	995
Loans receivable	952,720	941,668	793,640	777,746
Interest receivable	5,209	5,209	5,778	5,778
Life insurance policies	19,305	19,305	18,579	18,579
Interest rate swaps	824	824	1,406	1,406

Financial liabilities:
Deposits	$900,996	$908,483	$850,134	$856,005
Borrowings from Federal Home Loan Bank	277,043	278,850	191,901	198,584
Other borrowed funds	61,365	61,365	46,960	46,960
Interest payable	2,380	2,380	3,111	3,111

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

The estimated fair values of the Company’s derivative financial instruments were as follows:

	DECEMBER 31, 2003
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Swaps	$20,000	1–Feb–02	1–Feb–05	$549
	10,000	1–Feb–02	1–Feb–05	275

	$30,000			$824

	DECEMBER 31, 2002
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Swaps	$20,000	1–Feb–02	1–Feb–05	$937
	10,000	1–Feb–02	1–Feb–05	469

	$30,000			$1,406

23. REGULATORY MATTERS

The Company and its bank subsidiaries are subject to various regulatory capital requirements administered by the FRB, the Comptroller of the Currency, and the FDIC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2003, the Company and its bank subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2003, both bank subsidiaries were categorized by their supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, each bank subsidiary of the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the banks’ respective capital categories.

The ability of the Company to pay cash dividends depends on the receipt of dividends from its subsidiaries. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends from legally available funds when and as declared by each subsidiary’s Board of Directors.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2003

Total Capital (To Risk-Weighted Assets):
Consolidated	$115,057	12.8%	$72,219	8.0%	N/A
Camden National Bank	70,390	11.3%	49,874	8.0%	$62,343	10.0%
UnitedKingfield Bank	31,463	11.7%	21,563	8.0%	26,954	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$103,640	11.5%	$36,109	4.0%	N/A
Camden National Bank	62,490	10.0%	24,937	4.0%	$37,406	6.0%
UnitedKingfield Bank	28,067	10.4%	10,782	4.0%	16,173	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$103,640	8.1%	$51,250	4.0%	N/A
Camden National Bank	62,490	7.1%	35,042	4.0%	$43,803	5.0%
UnitedKingfield Bank	28,067	7.1%	15,748	4.0%	19,684	5.0%

As of December 31, 2002

Total Capital (To Risk-Weighted Assets):
Consolidated	$110,605	13.8%	$64,052	8.0%	N/A
Camden National Bank	68,258	12.5%	43,532	8.0%	$54,415	10.0%
UnitedKingfield Bank	30,301	12.2%	19,850	8.0%	24,812	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$100,532	12.6%	$32,026	4.0%	N/A
Camden National Bank	61,426	11.3%	21,766	4.0%	$32,649	6.0%
UnitedKingfield Bank	27,164	11.0%	9,925	4.0%	14,887	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$100,532	8.7%	$46,088	4.0%	N/A
Camden National Bank	61,426	8.0%	30,891	4.0%	$38,614	5.0%
UnitedKingfield Bank	27,164	7.4%	14,683	4.0%	18,353	5.0%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

24. HOLDING COMPANY

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

Statements of Condition

DECEMBER 31,

	2003	2002
Assets
Cash	$3,998	$1,962
Premises and equipment	5,395	5,719
Investment in subsidiaries:
Bank subsidiaries	103,104	103,367
Other subsidiaries	7,312	6,410
Amounts receivable from subsidiaries	501	15
Other assets	2,051	3,369

Total assets	$122,361	$120,842

Liabilities & Shareholders’ Equity
Amounts due to subsidiaries	$34	$140
Accrued and other expenses	2,621	1,874
Shareholders’ equity	119,706	118,828

Total liabilities and shareholders’ equity	$122,361	$120,842

Statements of Income

FOR YEARS ENDED DECEMBER 31,

	2003	2002	2001
Operating Income
Dividend income from subsidiaries	$15,208	$7,997	$14,787
Fees from subsidiaries	10,144	9,641	7,999
Other income	7	23	12

Total operating income	25,359	17,661	22,798

Operating Expenses
Salaries and employee benefits	6,709	6,162	4,537
Net occupancy	378	421	387
Furniture, equipment and data processing	1,103	1,065	893
Other operating expenses	2,316	2,160	2,275
Acquisition related expenses	—	—	271

Total operating expenses	10,506	9,808	8,363

Income before equity in undistributed earnings of subsidiaries	14,853	7,853	14,435
Equity in undistributed earnings of subsidiaries	3,954	9,150	961

Income before income taxes	18,807	17,003	15,396
Income tax benefit	121	48	22

Net Income	$18,928	$17,051	$15,418

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

Statements of Cash Flows

FOR YEARS ENDED DECEMBER 31,

	2003	2002	2001
Operating Activities
Net income	$18,928	$17,051	$15,418
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,954)	(9,150)	(961)
Depreciation and amortization	544	495	404
Decrease in obligation under BRRP	3	6	5
Amortization of goodwill	—	—	41
(Increase) decrease in receivable from subsidiaries	(486)	277	(292)
Decrease (increase) in other assets	1,319	(404)	(203)
Increase in payables	641	455	645

Net cash provided by operating activities	16,995	8,730	15,057

Investing Activities
Purchase of premises and equipment	(220)	(182)	(1,707)
Investment in Acadia Trust, N.A.	(1,000)	(2,500)	(4,551)

Net cash used by investing activities	(1,220)	(2,682)	(6,258)

Financing Activities
Proceeds from stock issuance under option plan	562	86	—
Exercise and repurchase of stock options	—	(114)	(80)
Acquisition of minority interest	—	—	146
Purchase of treasury stock	(8,702)	(919)	(1,444)
Dividends paid	(5,599)	(5,550)	(5,226)

Net cash used by financing activities	(13,739)	(6,497)	(6,604)

Net increase (decrease) in cash	2,036	(449)	2,195
Cash at beginning of year	1,962	2,411	216

Cash at end of year	$3,998	$1,962	$2,411

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data.)

25. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2003

Interest income	$18,454	$18,279	$17,754	$17,659
Interest expense	6,364	6,365	6,064	5,694
Net interest income	12,090	11,914	11,690	11,965
Provision for loan losses	420	445	185	(1,200)
Income before income taxes	6,457	6,600	7,098	8,059
Applicable income taxes	2,132	2,105	2,350	2,699
Net income	4,325	4,495	4,748	5,360
Per common share:
Basic	0.54	0.56	0.60	0.69
Diluted	0.54	0.56	0.60	0.68

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2002

Interest income	$18,582	$18,661	$18,746	$18,583
Interest expense	6,779	7,027	7,136	6,773
Net interest income	11,803	11,634	11,610	11,810
Provision for loan losses	647	1,303	570	560
Income before income taxes	6,064	6,211	6,807	6,843
Applicable income taxes	2,004	2,003	2,235	2,183
Change in accounting for goodwill	449	—	—	—
Net income	3,611	4,208	4,572	4,660
Per common share:
Basic	0.44	0.53	0.57	0.58
Diluted	0.44	0.52	0.57	0.58

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders and Board of Directors

Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Berry, Dunn, McNeil & Parker

Portland, Maine

January 23, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on accounting and financial disclosures.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Senior Vice President - Finance, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Senior Vice President—Finance concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Commission”) prior to April 29, 2004.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be filed with the Commission prior to April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent public accountants incorporated herein are included in Item 8 of this Report, as follows:

2. Financial Statement Schedules:

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 9, 1999).

(3.1)	The Company’s Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	Articles of Amendment, dated May 7, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.3)*	The Company’s Bylaws, as amended to date.

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on August 29, 2001 (Commission No. 333-68598)).

(10.3)	Employment Agreement, dated as of May 4, 1999, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q/A for the quarter ended June 30, 1999 filed with the Commission on November 15, 1999).

(10.4)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.5)	Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on January 21, 2000 (Commission No. 333-95157)).

(10.6)*	KSB’s 1998 Long-Term Incentive Stock Benefit Plan.

(10.7)	Summary of the Company’s Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000).

(10.8)	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)	Lease agreement for Acadia Trust, N.A. in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.10)	Lease Agreement for CNB branch in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.11)	Lease agreement for UKB branch in Hampden, Maine (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002 filed with the commission on March 26, 2003).

(10.12)	Lease agreement for CNB branch in Kennebunk, Maine (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002 filed with the commission on March 26, 2003).

(10.13)	Employment contract between Acadia Trust, N.A. and Johann H. Gouws (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002 filed with the commission on March 26, 2003).

(10.14)	The Company’s 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(10.15)*	The Company’s Audit Committee Complaint Procedures.

(10.16)*	The Company’s Corporate Governance Committee Charter.

(10.17)*	The Company’s 2003 Executive Incentive Compensation Program

(14)*	The Company’s Code of Ethics.

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(31.2)*	Certification of Senior Vice President - Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed	herewith

Deemed filed only with respect to those portions thereof incorporated herein by reference:

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 28, 2003 announcing the release of the 3rd quarter 2003 earnings of the Company.

The Company filed a Current Report on Form 8-K on October 31, 2003 announcing the release of the quarterly shareholder letter and financial summary for the 3rd quarter of 2003.

The Company filed a Current Report on Form 8-K on December 30, 2003 containing the declaration of a dividend payable on January 31, 2004 for shareholders of record on January 15, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle	March 12, 2004 Date
Robert W. Daigle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Daigle	March 12, 2004 Date	/s/ Gregory A. Dufour	March 12, 2004 Date
Robert W. Daigle		Gregory A. Dufour
President, Director and Chief Executive Officer		Chief Banking Officer and Principal Financial & Accounting Officer

/s/ Rendle A. Jones	March 12, 2004 Date	/s/ Ward I. Graffam	March 12, 2004 Date
Rendle A. Jones		Ward I. Graffam
Chairman and Director		Director

/s/ Robert J. Campbell	March 12, 2004 Date	/s/ Richard N.Simoneau	March 12, 2004 Date
Robert J. Campbell		Richard N. Simoneau
Director		Director

/s/ Ann W. Bresnahan	March 12, 2004 Date	/s/ Arthur E. Strout	March 12, 2004 Date
Ann W. Bresnahan		Arthur E. Strout
Director		Director

/s/ John W. Holmes	March 12, 2004 Date	/s/ Theodore C. Johanson	March 12, 2004 Date
John W. Holmes		Theodore C. Johanson
Director		Director

/s/ Winfield F. Robinson	March 12, 2004 Date
Winfield F. Robinson
Director