Form 10-Q
period 2004-03-31
CAMDEN NATIONAL CORP
filed 2004-05-07
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Outstanding at May 7, 2004: Common stock (no par value) 7,730,847 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended March 31, 2004

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles.

Berry, Dunn, McNeil & Parker

Portland, Maine

April 30, 2004

PART I.

ITEM 1. FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended March 31,
	2004	2003
Interest Income
Interest and fees on loans	$14,125	$13,576
Interest on securities	3,422	4,200
Interest on interest rate swap agreements, net	210	199
Interest on federal funds sold and other investments	100	161

Total interest income	17,857	18,136

Interest Expense
Interest on deposits	3,491	3,696
Interest on other borrowings	1,994	2,350

Total interest expense	5,485	6,046

Net interest income	12,372	12,090
Provision for Loan and Lease Losses	165	420

Net interest income after provision for loan and lease losses	12,207	11,670

Other Income
Service charges on deposit accounts	896	883
Trust and investment management income	765	515
Mortgage servicing income, net	44	17
Life insurance earnings	232	156
Other income	605	818

Total other income	2,542	2,389

Operating Expenses
Salaries and employee benefits	4,443	4,059
Premises and fixed assets	1,108	1,142
Amortization of core deposit intangible	231	235
Other expenses	2,251	2,166

Total operating expenses	8,033	7,602

Income before income taxes	6,716	6,457
Income Taxes	2,196	2,132

Net Income	$4,520	$4,325

Per Share Data

Basic earnings per share	$0.58	$0.54

Diluted earnings per share	$0.58	$0.54

Cash dividends per share	$0.20	$0.17

Weighted average number of shares outstanding	7,749,446	8,027,042

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three Months Ended March 31,
	2004	2003
Net income	$4,520	$4,325
Other comprehensive income (loss), net of tax:
Change in unrealized appreciation on securities available for sale, net of taxes (benefit) of $1,025 and $(345) for 2004 and 2003, respectively	1,904	(641)

Comprehensive income	$6,424	$3,684

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$27,629	$37,164
Securities available for sale, at market	293,295	302,951
Securities held to maturity (market value $399 and $798 at March 31, 2004 and December 31, 2003, respectively)	399	798
Loans, less allowance for loan and lease losses of $14,502 and $14,135 at March 31, 2004 and December 31, 2003, respectively	959,010	952,720
Premises and equipment, net	15,477	15,739
Other real estate owned	138	158
Interest receivable	5,358	5,209
Core deposit intangible, net	3,594	3,825
Goodwill	3,518	3,518
Other assets	48,243	48,281

Total assets	$1,356,661	$1,370,363

Liabilities
Deposits:
Demand	$109,283	$119,216
NOW	109,991	112,116
Money market	196,854	184,766
Savings	107,982	108,508
Certificates of deposit	295,166	297,387
Brokered certificates of deposit	115,466	79,003

Total deposits	934,742	900,996

Borrowings from Federal Home Loan Bank	228,398	277,043
Other borrowed funds	57,466	61,365
Accrued interest and other liabilities	12,218	11,253

Total liabilities	1,232,824	1,250,657

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 8,609,898 shares	2,450	2,450
Surplus	5,328	5,353
Retained earnings	130,424	127,460
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	4,768	2,864
Net unrealized appreciation on derivative instruments marked to market, net of income tax	536	536

Total accumulated other comprehensive income	5,304	3,400

Less cost of 871,323 and 851,248 shares of treasury stock on March 31, 2004 and December 31, 2003, respectively	19,669	18,957

Total shareholders’ equity	123,837	119,706

Total liabilities and shareholders’ equity	$1,356,661	$1,370,363

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three Months Ended March 31,
	2004	2003
Operating Activities
Net Income	$4,520	$4,325
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	165	420
Depreciation and amortization	457	481
Increase in interest receivable	(445)	(584)
Decrease in core deposit intangible	231	235
Increase in other assets	(987)	(856)
Increase in other liabilities	1,303	1,916
Increase in residential mortgage loans held for sale	—	(271)

Net cash provided by operating activities	5,244	5,666

Investing Activities
Proceeds from maturities of securities held to maturity	400	—
Proceeds from sale and maturities of securities available for sale	17,520	36,005
Purchase of securities available for sale	(5,087)	(50,633)
Net increase in loans	(6,455)	(46,239)
Net decrease in other real estate owned	20	142
Purchase of premises and equipment	(44)	(167)

Net cash provided by (used in) investing activities	6,354	(60,892)

Financing Activities
Net increase (decrease) in deposits	33,703	(14,860)
Proceeds from Federal Home Loan Bank borrowings	4,953,251	2,788,545
Repayments on Federal Home Loan Bank borrowings	(5,001,896)	(2,716,319)
Net decrease in other borrowed funds	(3,899)	(2,467)
Purchase of treasury stock	(769)	(664)
Proceeds from stock issuance under option plan	32	199
Cash dividends	(1,555)	(1,388)

Net cash (used in) provided by financing activities	(21,133)	53,046

Net decrease in cash and cash equivalents	(9,535)	(2,180)
Cash and cash equivalents at beginning of period	37,164	33,523

Cash and cash equivalents at end of period	$27,629	$31,343

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2004 and December 31, 2003, the consolidated statements of income for the three months ended March 31, 2004 and 2003, the consolidated statements of comprehensive income for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three-month period ended March 31, 2004 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2003 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2004	2003
Net income, as reported	$4,520	$4,325

Weighted average shares outstanding	7,749,446	8,027,042
Effect of dilutive employee stock options	34,741	43,450

Adjusted weighted average shares and assumed conversion	7,784,187	8,070,492

Basic earnings per share	$0.58	$0.54
Diluted earnings per share	0.58	0.54

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $30.0 million at March 31, 2004. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective, therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the Statement of Condition with the offset recorded in the Statement of Other Comprehensive Income.

NOTE 4 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	5,830	5,599

Core deposit intangible, net	$3,594	$3,825

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2004 and 2003 amounted to $231,000 and $235,000, respectively. The expected amortization expense for the remaining amortization period ending December 31, 2008 is estimated to be $941,100 per year through December 31, 2007 and $470,000 for the year ending December 31, 2008.

NOTE 5 – GOODWILL

The value of the Company’s goodwill balances, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

As of June 30, 2003, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 6 – STOCK REPURCHASE

On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 400,000 shares of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of March 31, 2004, the Company has repurchased 231,958 shares of common stock at an average price of $29.39 under the current plan, of which 22,630 shares at an average price of $33.80 have been purchased during the first quarter of 2004. On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to repurchase up to 409,500 shares or approximately 5% of its outstanding common stock for reasons similar to the current year plan. Under the prior year plan, the Company repurchased 143,580 shares of common stock at an average price of $24.64.

NOTE 7 – SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current Plan”). Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of SFAS No. 123, “Accounting for

Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During the first quarter of 2004, the Company issued, under the current plan, 7,500 stock options to employees, which, in general, vest over a five-year period, therefore, no expense has been recorded as none of the options vested during the first quarter of 2004. During the first quarter of 2003, the Company issued 6,000 stock options to employees, which vested immediately and were expensed as options on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2004	2003
Net income, as reported	$4,520	$4,325

Add: Stock-based employee compensation expense included in reported net income, net of related tax	—	9

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax	—	(9)

Pro forma net income	$4,520	$4,325

Earnings per share:
Basic—as reported	$0.58	$0.54
Basic—pro forma	0.58	0.54

Diluted—as reported	0.58	0.54
Diluted—pro forma	0.58	0.54

NOTE 8 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company with the intent to hold in portfolio or to sell in the secondary market to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. A Mortgage Servicing Right is created when the Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2004 and 2003 was $839,000 and $875,000, respectively, which equaled the fair value of these rights. At December 31, 2003, the balance of capitalized mortgage servicing rights was $897,000. Amortization of the mortgage serving rights, as well as prepayment of mortgage serving rights, is recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Balance of loans serviced for others	$134,550	$142,347

Mortgage Servicing Rights:
Balance at beginning of year	$897	$965
Mortgage servicing rights capitalized	—	46
Amortization charged against mortgage servicing fee income	(60)	(136)
Change in valuation allowance	2	—

Balance at end of period	$839	$875

Valuation allowance:
Balance at beginning of year	$(21)	$—
Increase in impairment reserve	—	—
Reduction of impairment reserve	2	—

Balance at end of period	$(19)	$—

NOTE 9 – POST-RETIREMENT PLAN

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Service cost	$35	$30
Interest cost	53	52
Transition obligation	7	7
Amortization of prior service cost	1	1
Recognized net actuarial loss	21	21

Net periodic benefit cost	$117	$111

Weighted-average discount rate assumption used to determine net benefit cost	6.5%	7.0%

The Company’s expected contribution for the second quarter of 2004 is $43,875 and the expected contribution for all of 2004 is $175,500.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 Implementation Issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133,” requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured.

In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” in which the staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133. Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower.

The staff indicated it would not object to a registrant’s recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires.

SAB No. 105 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional, or local economic conditions could be less favorable than anticipated adversely impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment;

•	increases in loan repayment rates affecting the value of mortgage servicing rights;

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting

Future Operating Results,” beginning on page 29 of our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan and lease losses (“ALLL”), mortgage servicing rights and accounting for acquisitions and the related review of goodwill and intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates under different assumptions or conditions.

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and when a greater amount of provisions for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank.

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

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment valuation allowance, but cannot recognize an asset in excess of its amortized book value. Future changes in fair value, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could positively or adversely impact the Company’s financial condition and results of operations. Management has engaged, on a quarterly basis, a recognized third party to evaluate the valuation of the Company’s mortgage servicing rights asset.

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

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net income of $4.5 million, or $0.58 per diluted share, for the first three months of 2004. This is an increase of $195,000, or 4.5%, compared to net income of $4.3 million, or $0.54 per diluted share, for the comparable period of 2003. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first three months of the year were 14.98% and 1.33%, respectively. Annualized ROE and ROA were 14.67% and 1.42%, respectively, for the same period in 2003.

During the first three months of 2004, the Company continued to experience a narrowing of the net interest margin as yields on earning assets continued to re-price downward faster than the cost of funding, resulting in a net interest margin of 3.89% compared to 4.27% for the same period in 2003. Although the Company has experienced a narrowing margin during a sustained low interest rate environment, the increase in average earning assets of $128.6 million resulted in net interest income increasing $282,000 during the first three months of 2004 compared to the same period in 2003. In addition, during the first quarter of 2004, compared to the same period one year ago, the Company experienced an increase of $250,000 in income from trust and investment management income. Another contributing factor to the improved results was a reduction of $255,000 in the provision for loan and lease losses in 2004 compared to 2003. Conversely, other non-interest income decreased $213,000 primarily due to the sale of the credit card portfolio at the two banks in the fourth quarter of 2003 and the reduction in employee benefits administration income at Acadia Trust, N.A. Salaries and employee benefits increased $384,000 in the first quarter of 2004 compared to the same quarter of 2003.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis (adjusted as described in the following paragraph), for the three months ended March 31, 2004, was $12.5 million, a 2.4% or $294,000 increase over the net interest income for the first three months of 2003, of $12.2 million. Interest income on loans increased $569,000, or 4.1%, during the three-month period ended March 31, 2004 compared to the same period of 2003, as average loan balances increased $139.1 million from March 31, 2003 to March 31, 2004. The Company experienced a decrease in interest income on investments of $836,000 during the first three months of 2004 compared to the same period in 2003. This decrease was due to declines in the investment yield resulting from maturities of higher rate investments being replaced with the lower rate securities currently available in the market, and the fact that average investment balances during the first 3 months of 2004 were $10.5 million lower than the same period in 2003. The Company’s total interest expense decreased $561,000 during the first three months of 2004 compared to the same period in 2003. This decrease was the result of increases in the average balances of lower-costing deposits. The Company experienced an increase of $24.0 million in the average balances of transaction account deposits (demand deposit and NOW accounts) and an increase of $38.9 million in average savings and money market accounts during the first three months of 2004 compared to 2003. Certificates of deposit accounts decreased slightly during the first three months of 2004 compared to the same period in 2003, as customers continue to refrain from locking into long-term deposit products in the current low interest rate environment. During the first quarter 2004, the Company increased brokered certificates by $39.9 million and borrowings from the FHLBB by $38.5 million compared to the first three months of 2003. The Company uses brokered certificates, instead of other funding sources, when the all-in costs (including broker fees) make them a viable funding option. Net interest income, expressed as a percentage of average interest-earning assets for the first three months of 2004 and 2003, was 3.89% and 4.27%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2004 and 2003, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of $210,000 during the first three months of 2004 compared to an increase of $199,000 in the first three months of 2003. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2004 and 2003 were $5.1 million and $7.7 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$3,560		4.56%	$4,396		5.51%
Loans	14,395	*	5.94%	13,826	*	6.73%

Total earning assets	17,955		5.60%	18,222		6.39%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	52		0.19%	56		0.22%
Savings accounts	95		0.35%	122		0.49%
Money market accounts	401		0.83%	408		1.02%
Certificates of deposit	2,042		2.76%	2,458		3.21%
Borrowings	1,994		2.55%	2,350		3.47%
Brokered certificates of deposit	901		3.74%	652		4.66%

Total interest-bearing liabilities	5,485		1.78%	6,046		2.22%

Net interest income (fully-taxable equivalent)	12,470			12,176
Less: fully-taxable equivalent adjustment	(98)			(86)

	$12,372			$12,090

Net Interest Rate Spread (fully-taxable equivalent)			3.82%			4.17%
Net Interest Margin (fully-taxable equivalent)			3.89%			4.27%

*	Includes net swap income figures – 2004: $210,000 and 2003: $199,000.
Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
Dollars in thousands	2004	2003
Interest-earning assets:
Investments (including federal funds sold)	$312,986	$323,465
Loans	972,414	833,342

Total interest-earning assets	1,285,400	1,156,807

Cash and due from banks	30,594	28,531
Other assets	62,245	65,101
Less allowance for loan losses	14,270	15,538

Total assets	$1,363,969	$1,234,901

Sources of funds:
Demand deposits	$113,530	$97,523
NOW accounts	109,625	101,613
Savings accounts	109,108	101,037
Money market accounts	193,792	162,946
Certificates of deposits	296,353	310,444
Borrowings	313,540	275,009
Brokered certificates of deposit	96,604	56,754

Total sources of funds	1,232,552	1,105,326

Other liabilities	10,425	10,005
Shareholders’ equity	120,992	119,570

Total liabilities and shareholders’ equity	$1,363,969	$1,234,901

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	March 31, 2004 Over March 31, 2003
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$(144)	$(692)	$(836)
Loans	2,333	(1,764)	569

Total interest income	2,189	(2,456)	(267)

Interest-bearing liabilities:
NOW accounts	4	(8)	(4)
Savings accounts	10	(37)	(27)
Money market accounts	78	(85)	(7)
Certificates of deposit	(113)	(303)	(416)
Borrowings	333	(689)	(356)
Brokered certificates of deposit	463	(214)	249

Total interest expense	775	(1,336)	(561)

Net interest income (fully taxable equivalent)	$1,414	$(1,120)	$294

NON-INTEREST INCOME

Total non-interest income of $2.5 million increased by $153,000, or 6.4%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Income from trust and investment management activities increased $250,000, or 48.5%, principally due to an increase in assets under management at Acadia Trust, N.A. resulting, in part, from increases in the market value of these assets during the later part of 2003 and early 2004. Residential mortgage servicing rights associated with the sale of residential real estate loans increased $27,000 during the first three months of 2004 compared to 2003, due to decreased amortization of the mortgage servicing asset associated with a decline of loan prepayments during the first quarter of 2004 compared to the same period in 2003. Earnings on bank-owned life insurance increased $76,000 in the first three months of 2004 compared to the first three months of 2003 due to an increase in yields. Other non-interest income decreased $213,000, or 26.0%, primarily due to the reduction in credit card income due to the sale of the credit card portfolio in October of 2003, and a reduction of retirement plan administration income as Acadia Trust, N.A. began to outsource this function on January 1, 2004.

NON-INTEREST EXPENSE

Total non-interest expense of $8.0 million increased by $431,000, or 5.7%, in the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. Salaries and employee benefit costs increased $384,000, or 9.5%, during the first three months of 2004 compared to 2003, primarily due to normal annual salary and benefit cost increases and to an increase in employee incentive expense of $228,000. Expenses related to premises and fixed assets decreased $34,000, or 3.0%, during the first three months of 2004 compared to 2003, due to lower depreciation costs in 2004 compared to 2003. Other operating expenses increased by $85,000, or 3.9%, in the first three months of 2004 compared to the first three months of 2003, primarily due to increased hiring and training costs, increased consulting fees at Acadia Trust, N.A. related to the outsourcing of its retirement plan administrative services, and increased brokered deposits fees as the Company has increased its use of brokered certificates of deposit as a funding source. Offsetting some of these increases in other operating expenses were lower legal costs.

FINANCIAL CONDITION

During the three months of 2004, average assets of $1.4 billion increased by $129.1 million, or 10.5%, compared to the same period in 2003. This increase was the result of an increase in the loan portfolio, which averaged $972.4 million during the first three months of 2004, an increase of $139.1 million, or 16.7%, as compared to $833.3 million during the first three months of 2003. The largest increase in average loan balances was in commercial real estate loans, which increased $58.7 million, or 18.9%, during the first three months of 2004 compared to the first three months of 2003. In addition, average consumer loans increased $32.6 million, or 32.4%, reflecting increased home equity loan activity and residential real estate loans increased $31.2 million, or 12.1%, reflecting high levels of refinance activity during the later part of 2003 due to historical low interest rates. Average investment balances declined $10.5 million, or 3.2%, to $313.0 million for the first quarter of 2004 from $323.5 million for the first quarter of 2003, as the Company did not reinvest all cash flows from the investment portfolio due to the general unfavorable bond market during the first quarter of 2004.

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of March 31, 2004 and 2003, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the

Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first three months of 2004 average deposits of $919.0 million increased $88.7 million, or 10.7%, from $830.3 million reported during the first three months of 2003. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first three months of 2004 to 2003, transaction accounts (demand deposits and NOW accounts) increased $24.0 million, savings accounts increased $8.0 million, money market accounts increased $30.8 million, and certificates of deposit increased $25.8 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $54.9 million on March 31, 2004, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives during the first quarter of 2004. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first three months of 2004 were $313.5 million, an increase of $38.5 million, or 14.0%, from $275.0 million during the first three months of 2003. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $284.0 million and $263.5 million at March 31, 2004 and 2003, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at March 31, 2004. The Company had no outstanding balance on its line of credit with the FHLBB at March 31, 2004 and 2003.

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

Another aspect of the Company’s financial condition is its ALLL. In determining the adequacy of the ALLL, management reviews the loan portfolio to ascertain whether there are specific loans, which require additional reserves, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, management’s ongoing review of individual loans, trends in the level of criticized or classified assets, an evaluation of results of examinations by regulatory authorities, analyses of historical trends in charge-off and delinquencies, and business and economic conditions affecting each loan category. The use of different estimates or assumptions could produce different provisions for loan and lease losses. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. The Company continues to monitor and modify its ALLL as conditions dictate.

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

During the first three months of 2004, the Company provided $165,000 to the ALLL compared to $420,000 in the first three months of 2003. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The efforts of the Risk Management Group resulted in net recoveries of $202,000 during the first three months of 2004, compared to net charge-offs of $15,000 during the first three months of 2003. At the same time, non-performing assets as a percent of total loans improved to 0.63% at March 31, 2004, compared to 0.89% at March 31, 2003. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charge-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at March 31, 2004, of $14.5 million, or 1.49% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at March 31, 2004. Several factors, as explained above, may materially affect the level of future provision for loan and lease losses, which could impact earnings. As a percentage of total loans outstanding, the ALLL, of $15.6 million, was 1.83% as of March 31, 2003.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies, such as the Company, are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its subsidiaries exceeded regulatory guidelines at March 31, 2004 and March 31, 2003. The Company’s Tier 1 to risk-weighted assets was 11.93% and 12.40% at March 31, 2004 and 2003, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at March 31, 2004 and 2003 was 7.86% and 8.39%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $1.6 million and $1.4 million in the first three months of 2004 and 2003, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2004, the Company had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,101	$564	$537	$—	$—
Other Commitments to Extend Credit	127,464	57,439	11,584	6,277	52,164

Total	$128,565	$58,003	$12,121	$6,277	$52,164

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments were made during the normal course of business. At March 31, 2004, the Company had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,055	$391	$631	$251	$782
Capital Leases	—	—	—	—	—
Long-Term Debt	228,398	77,060	38,959	53,958	58,421
Other Long-Term Obligations	—	—	—	—	—

Total	$230,453	$77,451	$39,590	$54,309	$59,203

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2004, the Company had swap agreements with a notional amount of $30.0 million with the following cash flows.

	Payments Due Per Period
(Dollars in thousand)	<1 year	1-3 years	4-5 years	>5 years
Fixed Payments from Counterparty	$1,553	$173	$—	$—
Payments based on Prime Rate	900	100	—	—

Net Cash Flow	$653	$73	$—	$—

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

OTHER MATTERS

UnitedKingfield Bank Branch Transaction

On April 15, 2004, the Company’s subsidiary, UnitedKingfield Bank, announced the receipt of regulatory approval to complete a transaction in which UnitedKingfield Bank would purchase and assume certain deposit liabilities and assets associated with the Greenville Junction, Maine branch of Border Trust Company, and Border Trust Company would simultaneously purchase and assume certain deposits liabilities and assets associated with the Jackman, Maine branch of UnitedKingfield Bank. The completion of the transaction is expected to be on the close of business on May 28, 2004.

Camden National Bank Land and Property Purchase

On April 5, 2004, the Company’s subsidiary, Camden National Bank, announced the purchase of the Philbrick Block property located at the intersection of Main and Park Streets in downtown Rockland, Maine. The property, which is located directly behind the Bank’s Park Street Office, is expected accommodate future growth of its busiest branch.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2004.

Rate Change	Estimated Changes in NII
+200bp	(1.28)%
-100bp	(1.37)%

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

The most significant factors affecting the changes in market risk exposures during the first three months of 2004 were the continued low interest rate environment, the slow down of loan activity at both subsidiary banks, and the level of short-term overnight FHLBB borrowings. Short-term borrowings, result in the Company’s being able to keep funding costs lower in a declining rate environment. However, the Company increases its exposure in a rising rate environment by keeping its borrowings short. The risk in a rising rate interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of March 31, 2004, the Company had a notional principal of $30 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

The Company acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the prime rate to a fixed rate. The $30 million of interest rate swap agreements mature in 2005. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into in this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Banking Officer (Principal Financial & Accounting Officer), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Banking Officer (Principal Financial & Accounting Officer) concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, recently commenced mediation with respect to a claim for damages allegedly suffered by a borrower based upon the Bank’s failure to extend credit. The Bank believes the claim is without merit and plans to vigorously defend this matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04 – 1/31/04	—	—	—	190,672
2/1/04 – 2/29/04	22,630	$33.80	22,630	168,042
3/1/04 – 3/31/04	—	—	—	168,042

Total	22,630	$33.80	22,630	168,042

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

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation *

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

(31.2) Certification of Senior Vice President - Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934) *

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(b)	Reports on Form 8-K.

Current report dated January 27, 2004, announcing the release of the 4th quarter 2003 earnings of the Company.

Current report dated March 30, 2004, containing the declaration of a dividend payable on April 30, 2004 for shareholders of record on April 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	May 7, 2004 Date
Robert W. Daigle
President and Chief Executive Officer

/s/ Gregory A. Dufour	May 7, 2004 Date
Gregory A. Dufour
Chief Banking Officer and Principal Financial & Accounting Officer