Form 10-Q
period 2004-06-30
CAMDEN NATIONAL CORP
filed 2004-08-06
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Outstanding at August 2, 2004: Common stock (no par value) 7,670,847 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2004

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2004, and for the six-month and three-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Berry, Dunn, McNeil & Parker

Portland, Maine

July 30, 2004

PART I.

ITEM 1.	FINANCIAL STATEMENTS

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Six Months Ended June 30,
	2004	2003
Interest Income
Interest and fees on loans	$28,047	$27,429
Interest on securities	6,512	7,973
Interest on interest rate swap agreements, net	428	395
Interest on federal funds sold and other investments	210	297

Total interest income	35,197	36,094
Interest Expense
Interest on deposits	7,164	7,284
Interest on other borrowings	3,844	4,806

Total interest expense	11,008	12,090

Net interest income	24,189	24,004
Provision for Loan and Lease Losses	165	865

Net interest income after provision for loan and lease losses	24,024	23,139
Other Income
Service charges on deposit accounts	1,866	1,882
Trust and investment management income	1,576	1,093
Mortgage servicing income (expense), net	81	(191)
Life insurance earnings	464	368
Gain (loss) on sale of securities	684	(48)
Other income	1,230	1,914

Total other income	5,901	5,018
Operating Expenses
Salaries and employee benefits	8,664	8,202
Premises and fixed assets	2,200	2,197
Amortization of core deposit intangible	454	471
Other expenses	4,445	4,230

Total operating expenses	15,763	15,100

Income before income taxes	14,162	13,057
Income Taxes	4,692	4,237

Net Income	$9,470	$8,820

Per Share Data
Basic earnings per share	$1.23	$1.10
Diluted earnings per share	1.22	1.10
Cash dividends per share	$0.40	$0.34
Weighted average number of shares outstanding	7,724,485	8,005,919

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended June 30,
	2004	2003
Interest Income
Interest and fees on loans	$13,922	$13,853
Interest on securities	3,090	3,773
Interest on interest rate swap agreements, net	218	196
Interest on federal funds sold and other investments	110	136

Total interest income	17,340	17,958
Interest Expense
Interest on deposits	3,673	3,611
Interest on other borrowings	1,850	2,433

Total interest expense	5,523	6,044

Net interest income	11,817	11,914
Provision for Loan and Lease Losses	—	445

Net interest income after provision for loan and lease losses	11,817	11,469
Other Income
Service charges on deposit accounts	970	999
Trust and investment management income	811	578
Mortgage servicing income (expense), net	37	(209)
Life insurance earnings	232	212
Gain (loss) on sale of securities	684	(48)
Other income	625	1,097

Total other income	3,359	2,629
Operating Expenses
Salaries and employee benefits	4,221	4,143
Premises and fixed assets	1,092	1,055
Amortization of core deposit intangible	223	236
Other expenses	2,194	2,064

Total operating expenses	7,730	7,498

Income before income taxes	7,446	6,600
Income Taxes	2,496	2,105

Net Income	$4,950	$4,495

Per Share Data
Basic earnings per share	$0.65	$0.56
Diluted earnings per share	0.64	0.56
Cash dividends per share	$0.20	$0.17
Weighted average number of shares outstanding	7,699,523	7,985,028

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Six Months Ended June 30,
	2004	2003
Net income	$9,470	$8,820
Other comprehensive income, net of tax:
Change in unrealized depreciation on securities available for sale (net of tax benefit of $2,288 and $569 for 2004 and 2003, respectively)	(4,250)	(1,057)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market (net of tax benefit of $120 and $16 for 2004 and 2003, respectively)	(223)	(30)

Comprehensive income	$4,997	$7,733

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(In thousands)	Three Months Ended June 30,
	2004	2003
Net income	$4,950	$4,495
Other comprehensive (loss) income, net of tax:
Change in unrealized depreciation on securities available for sale (net of tax benefit of $3,313 and $224 for 2004 and 2003, respectively)	(6,154)	(416)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market (net of tax benefit of $120 and $16 for 2004 and 2003, respectively)	(223)	(30)

Comprehensive (loss) income	$(1,427)	$4,049

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$32,351	$37,164
Securities available for sale, at market	265,116	302,951
Securities held to maturity	—	798
Loans, less allowance for loan and lease losses of $14,520 and $14,135 at June 30, 2004 and December 31, 2003, respectively	995,521	952,720
Premises and equipment, net	16,106	15,739
Other real estate owned	194	158
Interest receivable	5,245	5,209
Core deposit intangible, net	3,371	3,825
Goodwill	3,989	3,518
Other assets	50,462	48,281

Total assets	$1,372,355	$1,370,363

Liabilities
Deposits:
Demand	$122,234	$119,216
NOW	113,628	112,116
Money market	204,163	184,766
Savings	108,893	108,508
Certificates of deposit	299,904	297,387
Brokered certificates of deposit	115,408	79,003

Total deposits	964,230	900,996
Borrowings from Federal Home Loan Bank	213,083	277,043
Other borrowed funds	64,994	61,365
Accrued interest and other liabilities	11,281	11,253

Total liabilities	1,253,588	1,250,657

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 7,670,847 and 8,609,898 shares on June 30, 2004 and December 31, 2003, respectively	2,450	2,450
Surplus	4,482	5,353
Retained earnings	112,908	127,460
Accumulated other comprehensive (loss) income:
Net unrealized appreciation (depreciation) on securities available for sale, net of income tax	(1,386)	2,864
Net unrealized appreciation on derivative instruments marked to market, net of income tax	313	536

Total accumulated other comprehensive (loss) income	(1,073)	3,400
Less cost of 851,248 shares of treasury stock on December 31, 2003	—	18,957

Total shareholders’ equity	118,767	119,706

Total liabilities and shareholders’ equity	$1,372,355	$1,370,363

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003
Operating Activities
Net Income	$9,470	$8,820
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	165	865
Depreciation and amortization	1,118	779
(Gain) loss on sale of securities	(684)	48
Decrease (increase) in interest receivable	267	(288)
Decrease in core deposit intangible	454	471
Increase in other assets	(96)	(1,993)
(Decrease) increase in other liabilities	(275)	706
Increase in residential mortgage loans held for sale	—	(337)

Net cash provided by operating activities	10,419	9,071
Investing Activities
Proceeds from maturities of securities held to maturity	800	1,000
Proceeds from sale and maturities of securities available for sale	66,280	79,847
Purchase of securities available for sale	(35,149)	(50,633)
Net increase in loans	(42,966)	(92,744)
Net (increase) decrease in other real estate owned	(36)	300
Purchase of premises and equipment	(1,129)	(191)

Net cash used in investing activities	(12,200)	(62,421)
Financing Activities
Net increase (decrease) in deposits	63,234	(4,993)
Proceeds from Federal Home Loan Bank borrowings	7,528,428	7,422,314
Repayments on Federal Home Loan Bank borrowings	(7,592,388)	(7,363,840)
Net increase in other borrowed funds	3,629	4,054
Repurchase of issued common stock	(2,896)	(2,618)
Proceeds from stock issuance under option plan	69	406
Cash dividends	(3,108)	(2,773)

Net cash (used in) provided by financing activities	(3,032)	52,550
Net decrease in cash and cash equivalents	(4,813)	(800)
Cash and cash equivalents at beginning of year	37,164	33,523

Cash and cash equivalents at end of period	$32,351	$32,723

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2004, and December 31, 2003, the consolidated statements of income for the six and three months ended June 30, 2004 and June 30, 2003, the consolidated statements of comprehensive (loss) income for the six and three months ended June 30, 2004 and June 30, 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and June 30, 2003. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the six-month period ended June 30, 2004 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2003 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,
(Dollars in thousands, except number of shares and per share data)	2004	2003
Net income, as reported	$9,470	$8,820
Weighted average shares outstanding	7,724,485	8,005,919
Effect of dilutive employee stock options	33,071	42,623

Adjusted weighted average shares and assumed conversion	7,757,556	8,048,542

Basic earnings per share	$1.23	$1.10
Diluted earnings per share	1.22	1.10

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$4,950	$4,495
Weighted average shares outstanding	7,699,523	7,985,028
Effect of dilutive employee stock options	32,507	42,623

Adjusted weighted average shares and assumed conversion	7,732,030	8,027,651

Basic earnings per share	$0.65	$0.56
Diluted earnings per share	0.64	0.56

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $30.0 million at June 30, 2004. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the Statement of Condition with the offset recorded in the Statement of Comprehensive (Loss) Income.

NOTE 4 – CORE DEPOSIT INTANGIBLES

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	6,053	5,599

Core deposit intangible, net	$3,371	$3,825

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2004 amounted to $454,000 and $223,000, respectively. Amortization expense for the six- and three-month periods ended June 30, 2003 amounted to $471,000 and $236,000, respectively. The expected amortization expense for the remaining amortization period ending December 31, 2008 is estimated to be $908,000 per year through December 31, 2007 and $454,000 for the year ending December 31, 2008.

NOTE 5 – GOODWILL

The value of the Company’s goodwill balances, including the related impairment loss, is as follows:

	June 30, 2004
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,271	$2,408	$4,679
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,271	$1,718	$3,989

	December 31, 2003
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

During the second quarter of 2004, the Company completed a transaction in which UnitedKingfield Bank, a wholly-owned subsidiary, purchased and assumed certain deposit liabilities and assets of the Greenville Junction, Maine branch of another institution, while simultaneously selling certain deposit liabilities and assets of its Jackman, Maine branch to that institution. As a result of the transaction, the Company recorded $471,000 of banking goodwill. As of June 30, 2004, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 6 – STOCK REPURCHASE

On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 400,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of June 30, 2004, the Company has repurchased 301,958 shares of common stock and an average price of $29.61 under the current plan, of which 92,630 shares at an average price of $31.18 have been purchased during 2004. On June 25, 2002, the Board of Directors of the Company voted to authorize the Company to repurchase up to 409,500 shares or approximately 5% of its authorized and issued common stock for reasons similar to the current year plan. Under the prior year plan, the Company repurchased 143,580 shares of common stock at an average price of $24.53.

NOTE 7 – TREASURY STOCK

The State of Maine has repealed and replaced its Business Corporation Act (Title 13-C of the Maine Revised Statutes). The new Business Corporation Act eliminates the concept of “treasury stock,” instead providing that shares of its stock acquired by a corporation simply constitute “authorized but unissued” shares. Accordingly, the Company retired all treasury stock during the second quarter of 2004, which reduced surplus by $831,000 and retained earnings by $20.9 million.

NOTE 8 – SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current Plan”). Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During the first six months of 2004, the Company issued, under the current plan, 7,500 stock options to employees. In general, these options vest over five-years. During the first six months of 2003, the Company issued 6,000 stock options to employees, which vested immediately and were expensed as options on the date of grant.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company with the intent to hold in portfolio or to sell in the secondary market to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. A mortgage servicing right is created when the Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2004 and 2003 was $780,000 and $564,000, respectively, which equaled the fair value of these rights. At December 31, 2003, the balance of capitalized mortgage servicing rights was $897,000. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Balance of loans serviced for others	$132,850	$133,069
Mortgage Servicing Rights:
Balance at beginning of year	$897	$965
Mortgage servicing rights capitalized	—	63
Amortization charged against mortgage servicing fee income	(134)	(392)
Change in valuation allowance	17	(72)

Balance at end of period	$780	$564

Valuation allowance:
Balance at beginning of year	$(21)	$—
Increase in impairment reserve	—	(72)
Reduction of impairment reserve	17	—

Balance at end of period	$(4)	$(72)

NOTE 10 – POST-RETIREMENT PLAN

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended June 30,
(Dollars in thousands)	2004	2003
Service cost	$35	$30
Interest cost	53	52
Transition obligation	7	7
Amortization of prior service cost	1	1
Recognized net actuarial loss	21	21

Net periodic benefit cost	$117	$111

Weighted-average discount rate assumption used to determine net benefit cost	6.5%	7.0%

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Service cost	$70	$60
Interest cost	106	104
Transition obligation	14	14
Amortization of prior service cost	2	2
Recognized net actuarial loss	42	42

Net periodic benefit cost	$234	$222

Weighted-average discount rate assumption used to determine net benefit cost	6.5%	7.0%

The Company’s expected contribution for the third quarter of 2004 is $43,875 and the expected contribution for all of 2004 is $175,500.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2. The FSP supersedes FSP No. 106-1, which was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

FSP No. 106-2 applies only to sponsors of single-employer plans for which (1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and (2) the expected amount of the subsidy will offset or reduce the employer-sponsor’s share of the plan’s prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004. The effects of the Act on the accumulated projected benefit obligation or net periodic postretirement benefit cost are not reflected in the Financial Statements or accompanying notes.

FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional, or local economic conditions could be less favorable than anticipated adversely impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment;

•	increases in loan repayment rates affecting the value of mortgage servicing rights and more generally affecting net interest income

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

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

Allowance for Loan and Lease Losses. In preparing the consolidated financial statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and a greater amount of provision for loan and lease losses results in lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors of each bank subsidiary.

On a quarterly basis, a more in depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s board of directors, as well as the board of directors for each subsidiary bank.

Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan a reduction in the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, the rate of accelerated loan prepayment can adversely impact the fair value of these mortgage servicing rights relative to their book value. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment valuation allowance, but cannot recognize an asset in excess of its amortized book value. Future changes in fair value, as a result of changes in observable market data relating to market interest rates, the rate of loan prepayment, and other factors, could positively or adversely impact the Company’s financial condition and results of operations. Management has engaged, on a quarterly basis, a recognized third party to evaluate the valuation of the Company’s mortgage servicing rights asset.

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

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net income of $9.5 million, or $1.22 per diluted share, for the first six months of 2004. This is an increase of $650,000, or 7.4%, compared to net income of $8.8 million, or $1.10 per diluted share, for the comparable period of 2003. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first half of the year were 15.73% and 1.40%, respectively. Annualized ROE and ROA were 14.80% and 1.41%, respectively, for the same period in 2003.

During the first six months of 2004, the Company continued to experience a narrowing of the net interest margin as yields on earning assets continued to re-price downward faster than the cost of funding, resulting in a net interest margin of 3.81% compared to 4.13% for the same period in 2003. Although the Company has experienced a narrowing margin during a sustained low interest rate environment, the increase in average earning assets of $102.5 million contributed to an increase of $185,000 in net interest income during the first six months of 2004 compared to the same period in 2003. Another contributing factor to the improved results was a reduction of $700,000 in the provision for loan and lease losses in 2004 compared to 2003 reflecting management’s assessment of improved asset quality. In addition, during the first half of 2004 compared to the same period one year ago, the Company experienced an increase of $883,000, or 17.6%, in non-interest income and only a moderate increase of $663,000, or 4.4%, in non-interest expense.

For the second quarter of 2004, the Company reported consolidated net income of $5.0 million or $0.64 per diluted share, an increase of 14.3% over net income per diluted share of $0.56 reported for the second quarter of 2003. The major contributing factors to the improved results were the reduction of $445,000 in the provision for loan and lease losses and an increase of $730,000, or 27.8%, in non-interest income in 2004 compared to 2003.

NET INTEREST INCOME

The Company’s net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2004 was $24.4 million, a 0.8%, or $199,000, increase over the net interest income of $24,2 million for the first six months of 2003. Interest income on loans increased $659,000, or 2.4%, during the six-month period of 2004 compared to the same period of 2003. The Company experienced a decrease in interest income on investments during the first six months of 2004 compared to the same period in 2003 due to decreases in yields resulting from a declining interest rate environment. The Company’s total interest expense decreased $1.1 million during the first six months of 2004 compared to the same period in 2003. This decrease was the result of the declining interest rate environment that was somewhat offset by increased short-term borrowing volumes needed to fund loan growth. Net interest income, expressed as a percentage of average interest-earnings assets for the first half of 2004 and 2003, was 3.81% and 4.13%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2004 was $11.9 million, a 0.8%, or $95,000, decrease compared to $12.0 million in net interest income for the same period in 2003.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2004 and 2003, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income due to the derivative financial instruments of $428,000 during the first six months of 2004 compared to an increase of $395,000 in the first six months of 2003. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended June 30, 2004 and 2003 were $6.3 million and $7.8 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$6,800		4.49%	$8,341		5.20%
Loans	28,591	*	5.86%	27,933	*	6.58%

Total earning assets	35,391		5.54%	36,274		6.20%
Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	105		0.19%	108		0.22%
Savings accounts	190		0.35%	248		0.49%
Money market accounts	880		0.89%	819		1.00%
Certificates of deposit	4,037		2.73%	4,782		3.11%
Borrowings	3,860		2.64%	4,806		3.30%
Brokered certificates of deposit	1,936		3.66%	1,327		4.62%

Total interest-bearing liabilities	11,008		1.80%	12,090		2.16%
Net interest income (fully-taxable equivalent)	24,383			24,184
Less: fully-taxable equivalent adjustment	(194)			(180)

	$24,189			$24,004

Net Interest Rate Spread (fully-taxable equivalent)			3.74%			4.04%
Net Interest Margin (fully-taxable equivalent)			3.81%			4.13%

*	Includes net swap income figures – 2004: $428,000 and 2003: $395,000.

Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent

AVERAGE BALANCE SHEETS

	Six Months Ended June 30,
Dollars in thousands	2004	2003
Interest-earning assets:
Investments (including federal funds sold)	$303,626	$323,407
Loans	978,553	856,309

Total interest-earning assets	1,282,179	1,179,716
Cash and due from banks	30,384	28,602
Other assets	62,051	65,011
Less allowance for loan and lease losses	14,437	15,452

Total assets	$1,360,177	$1,257,877

Sources of funds:
Demand deposits	$115,049	$98,862
NOW accounts	110,594	100,056
Savings accounts	108,418	102,633
Money market accounts	199,358	164,559
Certificates of deposits	296,247	310,566
Borrowings	293,482	293,369
Brokered certificates of deposit	106,028	57,874

Total sources of funds	1,229,176	1,127,919
Other liabilities	10,280	9,813
Shareholders’ equity	120,721	120,145

Total liabilities and shareholders’ equity	$1,360,177	$1,257,877

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	June 30, 2004 Over June 30, 2003
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$(510)	$(1,031)	$(1,541)
Loans	3,988	(3,329)	659

Total interest income	3,478	(4,360)	(882)
Interest-bearing liabilities:
NOW accounts	11	(14)	(3)
Savings accounts	14	(72)	(58)
Money market accounts	173	(112)	61
Certificates of deposit	(220)	(524)	(744)
Borrowings	2	(948)	(946)
Brokered certificates of deposit	1,104	(495)	609

Total interest expense	1,084	(2,165)	(1,081)
Net interest income (fully taxable equivalent)	$2,394	$(2,195)	$199

NON-INTEREST INCOME

Total non-interest income increased by $883,000, or 17.6%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Income from trust and investment management activities increased $483,000, or 44.2%, principally due to an increase in assets under management at Acadia Trust, N.A. resulting, in part, from increases in the market value of these assets during the later part of 2003 and first quarter of 2004. Residential mortgage servicing rights associated with the sale of residential real estate loans increased $272,000 during the first six months of 2004 compared to 2003, due to decreased amortization of the mortgage servicing asset associated with a decline of loan prepayments during the first half of 2004 compared to the same period in 2003. Earnings on bank-owned life insurance increased $96,000 in the first six months of 2004 compared to the first six months of 2003 due to an increase in yields. The Company recorded a gain of $684,000 on the sale of securities for the first half of 2004 compared to a loss of $48,000 on similar transactions during the same period of 2003. Other non-interest income decreased $684,000, or 35.7%, for the first half of 2004 compared to the same period in 2003 due to decreases in gains on the sale of loans, credit card income due to the sale of the credit card portfolio in October of 2003, and a reduction of retirement plan administration income as Acadia Trust, N.A. began to outsource this function on January 1, 2004.

Total non-interest income increased by $730,000, or 27.8%, during the second quarter of 2004 compared to the second quarter of 2003. Service charges on deposit accounts decreased $29,000, or 2.9%, for the second quarter of 2004 compared to 2003. Trust and investment management income increased $233,000, or 40.3%, primarily due to an increase in assets under management at Acadia Trust, N.A. Residential mortgage servicing rights associated with sales of residential real estate loans increased $246,000 due to a decrease in the amortization of the mortgage servicing asset as a result of decreased prepayments during the second quarter of 2004 compared to 2003. The Company recorded a gain of $684,000 on the sale of securities for the second quarter of 2004 compared to a loss of $48,000 on similar transactions during the same period of 2003. Other non-interest income decreased $472,000, or 43.0%, during the second quarter of 2004 compared to 2003 primarily due decreases in gains on the sale of loans, credit card income due to the sale of the credit card portfolio in October 2003, and a reduction of retirement plan administration income as Acadia Trust, N.A. began to outsource this function on January 1, 2004.

NON-INTEREST EXPENSE

Total non-interest expense increased by $663,000, or 4.4%, in the six-month period ended June 30, 2004 compared to the six months ended June 30, 2003. Salaries and employee benefit costs increased $462,000, or 5.6%, during the first six months of 2004 compared to 2003, primarily due to normal annual salary and benefit cost increases and an increase in employee incentive expense of $150,000. Other operating expenses increased by $215,000, or 5.1%, in the first six months of 2004 compared to the first six months of 2003, primarily due to increased hiring and training costs, increased consulting fees at Acadia Trust, N.A. related to the outsourcing of its retirement plan administrative services, and increased brokered deposits fees as the Company has increased its use of brokered certificates of deposit as a funding source. Offsetting some of these increases in other operating expenses were lower postage, legal and collections costs in 2004 compared to 2003.

Total non-interest expense increased by $232,000, or 3.1%, in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Salaries and employee benefit costs increased by $78,000, or 1.9%, during the second quarter of 2004 compared to 2003, primarily due to normal annual salary increases and higher healthcare costs, which was somewhat offset by a decrease in employee incentive expense of $80,000. Expenses related to premises and fixed assets increased $37,000, or 3.5%, during the second quarter of 2004 compared to 2003, due to increased maintenance and depreciation costs. Other operating expenses increased $130,000, or 6.3%, in the second quarter of 2004 compared to the second quarter of 2003. The largest contributing factors to this increase were consulting fees at Acadia Trust, N.A. associated with the outsourcing of its retirement plan administrative services and increased brokered deposits fees related to the Company’s increased use of brokered certificates of deposit as a funding source.

FINANCIAL CONDITION

During the six months of 2004, average assets of $1.4 billion increased by $102.3 million, or 8.1%, compared to the same period in 2003. This increase was the result of an increase in the loan portfolio, which averaged $978.6 million during the first six months of 2004, an increase of $122.2 million, or 14.3%, as compared to $856.3 million during the first six months of 2003. The largest increase in average loan balances was in commercial real estate loans, which increased $55.1 million, or 17.5%, during the first six months of 2004 compared to the first six months of 2003. In addition, average consumer loans increased $33.3 million, or 31.5%, reflecting increased home equity loan activity, and residential real estate loans increased $27.6 million, or 10.4%, reflecting high levels of refinance activity during the later part of 2003 due to historical low interest rates. Average investment balances declined $19.8 million, or 6.1%, to $303.6 million for the first half of 2004 from $323.4 million for the first half of 2003, as the Company did not reinvest all cash flows from the investment portfolio during the first half of 2004.

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of June 30, 2004 and 2003, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first six months of 2004 average deposits of $935.7 million increased $101.1 million, or 12.1%, from $834.6 million reported during the first six months of 2003. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first six months of 2004 to 2003, transaction accounts (demand deposits and NOW accounts) increased $26.7 million, savings accounts increased $5.8 million, money market accounts increased $34.8 million, and certificates of deposit increased $33.8 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $38.5 million on June 30, 2004, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first half of 2004 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first six months of 2004 were $293.5 million, an increase of $113,000, from $293.4 million during the first six months of 2003. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $289.6 million and $277.9 million at June 30, 2004 and 2003, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at June 30, 2004 and 2003. The Company had no outstanding balance on its line of credit with the FHLBB at June 30, 2004 and 2003.

In addition to the liquidity sources discussed above, the Company believes its investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales. The Company also believes that it has significant untapped access to the national brokered deposit market. These sources are considered as liquidity alternatives in the Company’s contingent liquidity plan. The Company believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit market could significantly impact the Company’s liquidity position.

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

During the first six months of 2004, the Company provided $165,000 to the ALLL compared to $865,000 in the first six months of 2003. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The efforts of the Risk Management Group resulted in net recoveries of $220,000 during the first six months of 2004, compared to net charge-offs of $2.0 million during the first six months of 2003. At the same time, non-performing assets as a percent of total loans improved to 0.59% at June 30, 2004, compared to 0.76% at June 30, 2003. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at June 30, 2004, of $14.5 million, or 1.44% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at June 30, 2004. Several factors, as explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. As a percentage of total loans outstanding, the ALLL, of $14.1 million, was 1.57% as of June 30, 2003.

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital classification is also subject qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The Company and its subsidiaries exceeded regulatory guidelines for well-capitalized holding companies at June 30, 2004 and June 30, 2003, respectively. The Company’s Tier 1 to risk-weighted assets was 11.58% and 12.33% at June 30, 2004 and 2003. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at June 30, 2004 and 2003 was 7.91% and 8.37%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $3.1 million and $2.8 million in the first six months of 2004 and 2003, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2004, the Company had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,158	$389	$629	$—	$140
Other Commitments to Extend Credit	130,661	40,622	25,733	5,837	58,469

Total	$131,819	$41,011	$26,362	$5,837	$58,609

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. These commitments and the related payments were made during the normal course of business. At June 30, 2004 the Company had the following levels of contractual obligations for the remainder of 2004 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,101	$388	$680	$282	$751
Capital Leases	—	—	—	—	—
Long-Term Debt	213,083	68,970	51,069	46,678	46,366
Other Long-Term Obligations	—	—	—	—	—

Total	$215,184	$69,358	$51,749	$46,960	$47,117

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2004, the Company had two three-year swap agreements with a notional amount of $30.0 million due to mature February 1, 2005 with cash flows for the following periods:

Payments Due Per Period

(Dollars in thousand)	<1 year	1-3 years	4-5 years	>5 years
Fixed Payments from Counterparty	$1,207	$—	$—	$—
Payments based on Prime Rate	744	—	—	—

Net Cash Flow	$463	$—	$—	$—

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

OTHER MATTERS

UnitedKingfield Bank Branch Transaction

On May 28, 2004, the Company’s subsidiary, UnitedKingfield Bank, completed a transaction in which UnitedKingfield Bank purchased and assumed certain deposit liabilities and assets associated with the Greenville Junction, Maine branch of Border Trust Company, and Border Trust Company simultaneously purchased and assumed certain deposit liabilities and assets associated with the Jackman, Maine branch of UnitedKingfield Bank. The completion of the transaction resulted in the Company recording $471,000 of goodwill.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors and are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2004.

Rate Change	Estimated Changes in NII
+200bp	2.32%
-100bp	(1.66%)

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

The most significant factors affecting the changes in market risk exposures during the first six months of 2004 were the continued low interest rate environment, the slow down of loan activity at both subsidiary banks, and the level of short-term overnight FHLBB borrowings. Short-term borrowings result in the Company’s being able to keep funding costs lower in a declining rate environment. However, the Company increases its exposure in a rising rate environment by keeping its borrowings short. The risk in a rising interest rate environment is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of June 30, 2004, the Company had a notional principal of $30 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, is a party to an arbitration proceeding with respect to a claim for damages allegedly suffered by a borrower based upon the Bank’s failure to extend credit. A hearing date has been set for September 2004. The Bank believes the claim is without merit and plans to vigorously defend this matter.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 – 4/30/04	10,000	$30.90	10,000	180,672
5/1/04 – 5/31/04	60,000	$30.24	60,000	120,672
6/1/04 – 6/30/04	—	—	—	120,672

Total	70,000	$30.34	70,000	120,672

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

(a) The annual meeting of shareholders was held on May 4, 2004.

(b) Theodore C. Johanson and Richard N. Simoneau were elected as directors at the annual meeting. Ann W. Bresnahan, Robert J. Campbell, Robert W. Daigle, Ward I. Graffam, John W. Holmes, Rendle A. Jones, Winfield F. Robinson, and Arthur E. Strout continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees – Theodore C. Johanson (Total votes cast: 6,292,247 with 6,243,213 for, 49,034 withhold authority) and Richard N. Simoneau (Total votes cast: 6,292,247, with 6,215,071 for, 77,176 withhold authority) to serve a three-year term to expire at the annual meeting in 2007. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent public accountants for 2004 (Total votes cast: 6,292,247, with 6,219,735 for, 39,254 against, and 33,258 abstain).

ITEM 5.	OTHER INFORMATION

Statement regarding extension of credit and loans to individuals of the Company

The Company’s banking subsidiaries, operating under the supervision of the Federal Reserve Board (the “Fed”) and the Office of the Comptroller of the Currency (the “OCC”) are allowed to extend credit, or make loans, to officers and employees of the Company and its subsidiaries. Loans to executive officers and members of the boards of directors (“Reg. O officers”) of the Company and its banking subsidiaries are regulated by the Fed and the OCC in accordance with Regulation O, which requires that all extensions of credit to Reg. O officers are structured and made at interest rates and other terms that are offered to all customers of the banking subsidiaries. Additional disclosures of Reg. O extensions of credit are publicly available through each bank’s submission of its Call Report with the Federal Depository Insurance Company (“FDIC”). Extension of credit and loans that comply with “Reg. O” are permitted under the Sarbanes-Oxley Act of 2002.

Explanation of regulation and oversight of the Company and its subsidiaries

The Company and its subsidiaries operate in a highly regulated environment, which is primarily designed to protect depositors and loan customers of its banking subsidiaries as well as investment customers of its financial services subsidiaries and business lines. As a bank holding company, Camden National Corporation undergoes periodic reviews by the Federal Reserve Bank of Boston. The Company’s Camden National Bank subsidiary, a nationally chartered bank, is regulated by the OCC while its UnitedKingfield Bank subsidiary, a state chartered bank, undergoes periodic reviews by the State of Maine – Bureau of Financial Institutions and the FDIC. Acadia Trust, N.A., a nationally chartered non-depository trust company undergoes periodic exams by the OCC. Both Camden National Bank and UnitedKingfield Bank have previously entered into an agreement with Linsco Private Ledger, a provider of third party brokerage services. Representatives of Acadia Financial Consultants, a division of Camden National Bank and UnitedKingfield Bank, and Linsco Private Ledger are required to meet numerous banking and securities regulatory requirements as determined by the State of Maine, OCC, and the Fed and other applicable securities regulatory bodies.

The Company’s Audit Committee Membership

The Audit Committee of Camden National Corporation consists of three independent directors including:

Richard N. Simoneau, CPA, Chairman, Camden National Corporation Audit Committee

Mr. Simoneau has been a director of the Company and Camden National Bank since 1984 and 1979, respectively. Mr. Simoneau was a partner in Simoneau & Norton, Masters & Alex, CPA, PA of Rockland, Maine, from 1999 until he retired January 1, 2004, and was previously a partner in Simoneau & Norton, CPA, P.A., from 1983 to 1998. Mr. Simoneau’s experience also includes various positions held with the Internal Revenue Service.

Mr. Robert J. Campbell

Mr. Campbell joined the Company’s Board of Directors in November 1999. He has been a partner in the investment management firm of Beck, Mack & Oliver in New York, New York since 1991. Mr. Campbell resides in Rockport, Maine and New York City.

Mr. John W. Holmes

Mr. Holmes has been a director of the Company and Camden National Bank since 1989. Mr. Holmes is also President and majority owner of Consumers Fuel Company in Belfast, Maine, a position he has held since 1977.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(2.1) Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB and Kingfield Bank *

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

(10.1) Employment agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer *

(10.2) Lease agreement for the Farmington location of UnitedKingfield Bank *

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation *

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934)*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(b)	Reports on Form 8-K.

Current report dated April 27, 2004 containing a press release announcing the earnings for the 1st quarter of 2004.

Current report dated June 29, 2004 containing the declaration of a dividend payable on July 30, 2004 for shareholders of record on July 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (Registrant)

/s/ Robert W. Daigle	August 6, 2004
Robert W. Daigle President and Chief Executive Officer	Date

/s/ Gregory A. Dufour	August 6, 2004
Gregory A. Dufour Chief Banking Officer and Principal Financial & Accounting Officer	Date