Form 10-Q
period 2004-09-30
CAMDEN NATIONAL CORP
filed 2004-11-08
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding at November 3, 2004: Common stock (no par value) 7,634,975 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2004, and for the nine-month and three-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

October 29, 2004

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2004	2003

Interest Income
Interest and fees on loans	$42,489	$41,433
Interest on securities	9,450	11,052
Interest on interest rate swap agreements, net	608	606
Interest on federal funds sold and other investments	350	449

Total interest income	52,897	53,540

Interest Expense
Interest on deposits	10,930	10,760
Interest on other borrowings	5,779	7,086

Total interest expense	16,709	17,846

Net interest income	36,188	35,694
Provision for (Recovery of) Loan and Lease Losses	(685)	1,050

Net interest income after provision for (recovery of) loan and lease losses	36,873	34,644

Other Income
Service charges on deposit accounts	2,804	2,810
Trust and investment management income	2,363	1,595
Mortgage servicing income, net	243	245
Life insurance earnings	696	547
Gain on sale of securities	684	133
Other income	1,840	2,219

Total other income	8,630	7,549

Operating Expenses
Salaries and employee benefits	13,051	11,909
Premises and fixed assets	3,239	3,255
Amortization of core deposit intangible	678	706
Other expenses	6,579	6,168

Total operating expenses	23,547	22,038

Income before income taxes	21,956	20,155
Income Taxes	7,230	6,587

Net Income	$14,726	$13,568

Per Share Data

Basic earnings per share	$1.91	$1.70
Diluted earnings per share	1.90	1.70
Cash dividends per share	$0.60	$0.53
Weighted average number of shares outstanding	7,701,805	7,966,384

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except number of shares and per share data)	2004	2003

Interest Income
Interest and fees on loans	$14,442	$14,005
Interest on securities	2,938	3,079
Interest on interest rate swap agreements, net	179	211
Interest on federal funds sold and other investments	141	152

Total interest income	17,700	17,447

Interest Expense
Interest on deposits	3,765	3,476
Interest on other borrowings	1,936	2,281

Total interest expense	5,701	5,757

Net interest income	11,999	11,690
Provision for (Recovery of) Loan and Lease Losses	(850)	185

Net interest income after provision for (recovery of) loan and lease losses	12,849	11,505

Other Income
Service charges on deposit accounts	939	928
Trust and investment management income	788	502
Mortgage servicing income, net	162	436
Life insurance earnings	232	179
Gain on sale of securities	—	181
Other income	608	305

Total other income	2,729	2,531

Operating Expenses
Salaries and employee benefits	4,388	3,707
Premises and fixed assets	1,039	1,058
Amortization of core deposit intangible	223	235
Other expenses	2,134	1,938

Total operating expenses	7,784	6,938

Income before income taxes	7,794	7,098
Income Taxes	2,538	2,350

Net Income	$5,256	$4,748

Per Share Data

Basic earnings per share	$0.68	$0.60
Diluted earnings per share	0.68	0.60
Cash dividends per share	$0.20	$0.19
Weighted average number of shares outstanding	7,656,939	7,894,807

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003

Net income	$14,726	$13,568
Other comprehensive income (loss), net of tax:
Change in unrealized appreciation on securities available for sale (net of tax benefit of $480 and $2,058 for 2004 and 2003, respectively)	(891)	(3,822)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market (net of tax benefit of $186 and $80 for 2004 and 2003, respectively)	(346)	(149)

Comprehensive income	$13,489	$9,597

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands)	2004	2003

Net income	$5,256	$4,748
Other comprehensive income (loss), net of tax:
Change in unrealized appreciation on securities available for sale (net of taxes (benefit) of $1,808 and $(1,489) for 2004 and 2003, respectively)	3,358	(2,765)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market (net of tax benefit of $66 and $64 for 2004 and 2003, respectively)	(123)	(119)

Comprehensive income	$8,491	$1,864

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$32,626	$37,164
Securities available for sale, at market	290,389	302,951
Securities held to maturity	—	798
Residential mortgages held for sale	706	—
Loans, less allowance for loan and lease losses of $13,651 and $14,135 at September 30, 2004 and December 31, 2003, respectively	1,028,937	952,720
Premises and equipment, net	16,350	15,739
Other real estate owned	133	158
Interest receivable	5,310	5,209
Core deposit intangible, net	3,147	3,825
Goodwill	3,991	3,518
Other assets	49,119	48,281

Total assets	$1,430,708	$1,370,363

Liabilities
Deposits:
Demand	$137,504	$119,216
NOW	115,474	112,116
Money market	222,828	184,766
Savings	113,304	108,508
Certificates of deposit	292,063	297,387
Brokered certificates of deposit	112,424	79,003

Total deposits	993,597	900,996
Borrowings from Federal Home Loan Bank	236,628	277,043
Other borrowed funds	65,210	61,365
Accrued interest and other liabilities	10,723	11,253

Total liabilities	1,306,158	1,250,657

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued 7,634,975 and 8,609,898 shares at September 30, 2004 and December 31, 2003, respectively	2,450	2,450
Surplus	4,460	5,353
Retained earnings	115,477	127,460
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale, net of income tax	1,973	2,864
Net unrealized appreciation on derivative instruments marked to market, net of income tax	190	536

Total accumulated other comprehensive income	2,163	3,400

Less cost of 851,248 shares of treasury stock on December 31, 2003	—	18,957

Total shareholders’ equity	124,550	119,706

Total liabilities and shareholders’ equity	$1,430,708	$1,370,363

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003

Operating Activities
Net Income	$14,726	$13,568
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan and lease losses	(685)	1,050
Depreciation and amortization	1,645	1,393
Gain on sale of securities	(684)	(133)
Increase in interest receivable	(480)	(110)
Decrease in core deposit intangible	678	706
Increase in other assets	(712)	(1,776)
(Decrease) increase in other liabilities	(151)	2,175
Increase in residential mortgage loans held for sale	(706)	(10,769)

Net cash provided by operating activities	13,631	6,104

Investing Activities
Proceeds from maturities of securities held to maturity	800	1,000
Purchase of securities held to maturity	—	(797)
Proceeds from sale and maturities of securities available for sale	85,533	191,325
Purchase of securities available for sale	(74,679)	(115,866)
Net increase in loans	(75,532)	(135,642)
Net sale of federal funds	—	(3,820)
Net decrease in other real estate owned	25	304
Purchase of premises and equipment	(1,703)	(257)

Net cash used in investing activities	(65,556)	(63,753)

Financing Activities
Net increase in deposits	92,601	52,558
Proceeds from Federal Home Loan Bank borrowings	9,750,755	10,308,197
Repayments on Federal Home Loan Bank borrowings	(9,791,170)	(10,299,498)
Net increase in other borrowed funds	3,845	6,497
Repurchase of issued common stock	(4,067)	(7,717)
Proceeds from stock issuance under option plan	71	419
Cash dividends	(4,648)	(4,312)

Net cash provided by financing activities	47,387	56,144

Net decrease in cash and cash equivalents	(4,538)	(1,505)
Cash and cash equivalents at beginning of year	37,164	33,523

Cash and cash equivalents at end of period	$32,626	$32,018

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2004, and December 31, 2003, the consolidated statements of income for the nine and three months ended September 30, 2004 and September 30, 2003, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2004 and September 30, 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the nine-month period ended September 30, 2004 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2003 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock, which consists of incentive stock options granted to key members of management and the Board of Directors, is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury method.

The following tables set forth the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,
(Dollars in thousands, except number of shares and per share data)	2004	2003

Net income, as reported	$14,726	$13,568

Weighted average shares outstanding	7,701,805	7,966,384
Effect of dilutive employee stock options	33,195	30,572

Adjusted weighted average shares and assumed conversion	7,735,000	7,996,956

Basic earnings per share	$1.91	$1.70
Diluted earnings per share	1.90	1.70

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$5,256	$4,748

Weighted average shares outstanding	7,656,939	7,894,807
Effect of dilutive employee stock options	33,517	35,526

Adjusted weighted average shares and assumed conversion	7,690,456	7,930,333

Basic earnings per share	$0.68	$0.60
Diluted earnings per share	0.68	0.60

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $30.0 million at September 30, 2004 that will mature in February 2005. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the Statement of Condition with the offset recorded in the Statement of Comprehensive Income.

NOTE 4 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches in 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	6,277	5,599

Core deposit intangible, net	$3,147	$3,825

Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2004 amounted to $678,000 and $223,000, respectively. Amortization expense for the nine- and three-month periods ended September 30, 2003 amounted to $706,000 and $235,000, respectively. The expected amortization expense for the remaining amortization period ending December 31, 2008 is estimated to be $908,000 per year through December 31, 2007 and $454,000 for the year ending December 31, 2008.

NOTE 5 – GOODWILL

The carrying value of the Company’s goodwill balances, including the related impairment loss, is as follows:

	September 30, 2004
	Banking	Financial Services	Total
(Dollars in thousands)

Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

	December 31, 2003
	Banking	Financial Services	Total
(Dollars in thousands)

Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

During the second quarter of 2004, the Company completed a transaction in which UnitedKingfield Bank, a wholly-owned subsidiary, purchased and assumed certain deposit liabilities and assets of the Greenville Junction, Maine branch of another institution, while simultaneously selling certain deposit liabilities and assets of its Jackman, Maine branch to that institution. As a result of the transaction, the Company recorded $473,000 of banking goodwill. As of June 30, 2004, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no impairment.

NOTE 6 – STOCK REPURCHASE

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. For the quarter ended September 30, 2004, the Company repurchased 35,972 shares of common stock at an average price of $32.34 under the current plan. On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 400,000 shares of its authorized and issued common stock for reasons similar to the current year plan. Under the prior year plan, the Company repurchased 301,958 shares of common stock at an average price of $29.61, of which 92,630 shares at an average price of $31.18 were purchased during the first two quarters of 2004.

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

NOTE 8 – SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current plan”). Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options under the previous plans became vested or expired prior to 2003. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled. During the first nine months of 2004, the Company issued, under the current plan, 10,000 stock options to employees. In general, these options vest over five years. During the first nine months of 2003, the Company issued 16,000 stock options to employees, which vested immediately and were expensed as options on the date of grant.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company with the intent to hold in portfolio or to sell in the secondary market to institutional investors such as the Federal Home Loan Mortgage Corporation (Freddie Mac). Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. A mortgage servicing right is created when the Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2004 and 2003 was $843,000 and

$902,000, respectively, which equaled the fair value of these rights. At December 31, 2003, the balance of capitalized mortgage servicing rights was $897,000. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003

Balance of loans serviced for others	$139,410	$136,287

Mortgage Servicing Rights:
Balance at beginning of year	$897	$965
Mortgage servicing rights capitalized	152	518
Amortization charged against mortgage servicing income	(222)	(548)
Change in valuation allowance	16	(33)

Balance at end of period	$843	$902

Valuation allowance:
Balance at beginning of year	$21	$—
Increase in impairment reserve	1	72
Reduction of impairment reserve	(17)	(39)

Balance at end of period	$5	$33

NOTE 10 – POST-RETIREMENT PLAN

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended September 30,
(Dollars in thousands)	2004	2003

Service cost	$35	$30
Interest cost	53	52
Amortization of transition obligation	7	7
Amortization of prior service cost	1	1
Recognized net actuarial loss	21	21

Net periodic benefit cost	$117	$111

Weighted-average discount rate assumption used to determine net benefit cost	6.5%	7.0%
Salary inflator assumption	4.5%	4.5%

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003

Service cost	$105	$90
Interest cost	159	156
Amortization of transition obligation	21	21
Amortization of prior service cost	3	3
Recognized net actuarial loss	63	63

Net periodic benefit cost	$351	$333

Weighted-average discount rate assumption used to determine net benefit cost	6.5%	7.0%
Salary inflator assumption	4.5%	4.5%

The Company’s expected contribution for the fourth quarter of 2004 is $43,875 and the expected contribution for all of 2004 is $175,500.

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

FSP No. 106-2 applies only to sponsors of single-employer plans for which (1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and (2) the expected amount of the subsidy will offset or reduce the employer-sponsor’s share of the plan’s prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004. The effects of the Act on the accumulated projected benefit obligation or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation 20 of the original 21 counts were dismissed, leaving only the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Management continues to believe that the allegations are unfounded and that it is probable that this judgment will be reversed upon appeal. A motion has been filed asking the judge to reverse the jury verdict and accompanying award of damages. Accordingly, no reserve for potential settlement expenditure has been recorded as of September 30, 2004.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional, or local economic conditions could be less favorable than anticipated adversely impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	changes in inflation;

•	increases in loan repayment rates affecting the value of mortgage servicing rights and more generally affecting net interest income

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the interim Consolidated Financial Statements and the related Notes presented above. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. In addition, the preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates, including those related to:

Allowance for Loan and Lease Losses (“ALLL”). In preparing the consolidated financial statements, the ALLL is highly dependent upon management estimates and assumptions. In determining the adequacy of the ALLL, management reviews the loan portfolio to ascertain whether there are specific loans, which require additional reserves, and to assess the collectibility of the loan portfolio in the aggregate. Non-performing loans are examined on an individual basis to determine the estimated probable loss on these loans. In addition, the ongoing evaluation process includes a formal analysis of the ALLL each quarter, which considers, among other factors, the current loan mix and loan volumes, loan growth, management’s ongoing review of individual loans, trends in the level of criticized or classified assets, an evaluation of results of examinations by regulatory authorities, analyses of historical trends in charge-off and delinquencies, and business and economic conditions affecting each loan category. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income, and a greater amount of provision for loan and lease losses results in lower net income. Although management uses available information to establish the appropriate level of the ALLL, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Company uses a risk rating system to determine the credit quality of its loans. In assessing the risk rating of a particular loan, management makes certain assumptions, including assumptions regarding the obligor’s debt capacity, financial flexibility, the level of the obligor’s earnings and the ability to fulfill their obligations, the amount and sources of repayment, the level and nature of contingencies, and, with commercial loans, consideration has to be given to management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan, but which are not currently an explicit part of the Company’s methodology, could impact the risk rating assigned by the Company to that loan. Wherever possible, the Company uses independent, verifiable data or the Company’s own historical loss experience in its models for estimating these loss factors. Many factors can affect management’s estimates of specific loss and expected loss, including volatility of default probabilities, rating migrations and loss severity. Management makes judgments as to which external data should be used, and when it should be used. Choosing data that is not reflective of the Company’s specific loan portfolio characteristics could affect loss estimates.

Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors of each bank subsidiary. On a quarterly basis, a more in depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s board of directors, as well as the board of directors for each subsidiary bank.

Other Real Estate Owned. Periodically, the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan a reduction to the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

RESULTS OF OPERATIONS

Executive Overview

Net income increased $508,000, or 10.7%, for the quarter ended September 30, 2004 compared to the third quarter last year. The following were major factors contributing to the results of the third quarter of 2004:

•	Net interest income after provision for loan and lease losses increased 11.7%, or $1.3 million, which was primarily a function of improved asset quality at UnitedKingfield Bank, resulting in a net provision benefit of $850,000 for the three months ended September 30, 2004 compared to provision expense of $185,000 for the same period in 2003.

•	Non-interest income increased 7.8%, or $198,000, primarily due to the growth in the trust and investment management services at Acadia Trust, N.A., smaller losses on the sale of loans by the subsidiary banks in 2004 compared to 2003, offset by a decrease in mortgage servicing income due to significantly lower refinance volumes and a decrease in gain on sale of securities.

•	Non-interest expense increased 12.2%, or $846,000, primarily due to the increase in salaries and employee benefits as a result of normal annual salary and benefit cost increases and an increase in employee incentive expense of $202,600.

•	Comparing September 30, 2004 and December 31, 2003, loans increased 7.9%, or $76.4 million. The commercial real estate portfolio increased at a rate of 11.3% over the past nine months. Although refinance production slowed during this same period, residential real estate loans increased 6.3%, net of sales of loans, and consumer loans increased 21.9% fueled by demand for home equity loans.

•	Comparing September 30, 2004 and December 31,2003, deposits increased 10.3%, or $92.6 million. All deposit categories increased over the past nine months, with increases of 20.6% in money market accounts, 7.5% in certificates of deposit, 4.4% in savings accounts and 9.4% in transaction accounts.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2004 was $36.5 million, a 1.4%, or $497,000, increase over the net interest income of $36.0 million for the first nine months of 2003. Interest income on loans increased $1.1 million, or 2.5%, during the nine-month period of 2004 compared to the same period of 2003. The Company experienced a decrease in interest income on investments during the first nine months of 2004 compared to the same period in 2003 due to decreases in volumes and yields resulting from a low interest rate environment. The Company’s total interest expense decreased $1.1 million during the first nine months of 2004 compared to the same period in 2003. This decrease was the result of the low interest rate environment, which was somewhat offset by increased short-term borrowing volumes needed to fund loan growth. Net interest income, expressed as a percentage of average interest-earnings assets for the first nine months of 2004 and 2003, was 3.76% and 4.05%, respectively.

Net interest income for the three months ended September 30, 2004 was $12.0 million, a 2.6%, or $309,000, increase compared to $11.7 million in net interest income for the same period in 2003.

The following tables, which present changes in interest income and interest expense by major asset and liability category for the nine months ended September 30, 2004 and 2003, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $608,000 during the first nine months of 2004 compared to an increase of $606,000 in the first nine months of 2003 due to the net impact of the derivative financial instruments. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended September 30, 2004 and 2003 were $5.9 million and $4.5 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost

Interest-earning assets:
Investments (including federal funds sold)	$9,919		4.45%	$11,610		5.03%
Loans	43,260	*	5.80%	42,209	*	6.43%

Total earning assets	53,179		5.49%	53,819		6.05%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	158		0.19%	163		0.21%
Savings accounts	287		0.35%	342		0.44%
Money market accounts	1,586		1.03%	1,175		0.94%
Certificates of deposit	6,000		2.71%	7,047		3.05%
Borrowings	5,800		2.68%	7,123		3.27%
Brokered certificates of deposit	2,878		3.59%	1,996		4.57%

Total interest-bearing liabilities	16,709		1.80%	17,846		2.10%

Net interest income (fully-taxable equivalent)	36,470			35,973
Less: fully-taxable equivalent adjustment	(282)			(279)

	$36,188			$35,694

Net Interest Rate Spread (fully-taxable equivalent)			3.69%			3.95%
Net Interest Margin (fully-taxable equivalent)			3.76%			4.05%

*	Includes net swap income figures – 2004: $608,000 and 2003: $606,000.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
Dollars in thousands	2004	2003
Interest-earning assets:
Investments (including federal funds sold)	$296,909	$308,797
Loans	993,347	878,259

Total interest-earning assets	1,290,256	1,187,056

Cash and due from banks	31,189	29,718
Other assets	63,043	66,305
Less allowance for loan and lease losses	14,463	15,147

Total assets	$1,370,025	$1,267,932

Sources of funds:
Demand deposits	$122,882	$105,448
NOW accounts	111,998	102,346
Savings accounts	109,384	104,110
Money market accounts	204,353	167,053
Certificates of deposits	295,168	309,112
Borrowings	288,285	291,541
Brokered certificates of deposit	106,913	58,360

Total sources of funds	1,238,983	1,137,970

Other liabilities	10,167	9,942
Shareholders’ equity	120,875	120,020

Total liabilities and shareholders’ equity	$1,370,025	$1,267,932

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	September 30, 2004 Over September 30, 2003
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$(447)	$(1,244)	$(1,691)
Loans	5,531	(4,480)	1,051

Total interest income	5,084	(5,724)	(640)

Interest-bearing liabilities:
NOW accounts	15	(20)	(5)
Savings accounts	17	(72)	(55)
Money market accounts	262	149	411
Certificates of deposit	(318)	(729)	(1,047)
Borrowings	(80)	(1,243)	(1,323)
Brokered certificates of deposit	1,661	(779)	882

Total interest expense	1,557	(2,694)	(1,137)

Net interest income (fully taxable equivalent)	$3,527	$(3,030)	$497

Provision for Loan and Lease Losses

During the first nine months of 2004, the Company reversed $685,000 of expense to the ALLL compared to recognizing expense of $1.1 million in the first nine months of 2003. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The efforts of the Risk Management Group resulted in net recoveries of $201,600 during the first nine months of 2004, compared to net charge-offs of $1.8 million during the first nine months of 2003. At the same time, non-performing assets as a percent of total loans increased slightly to 0.76% at September 30, 2004, compared to 0.70% at December 31, 2003. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at September 30, 2004, of $13.7 million, or 1.31% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at September 30, 2004. Several factors, as explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. As a percentage of total loans outstanding, the ALLL, of $14.5 million, was 1.52% as of September 30, 2003.

Non-Interest Income

Total non-interest income increased by $1.1 million, or 14.3%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Income from trust and investment management activities increased $768,000, or 48.2%, principally due to an increase in assets under management at Acadia Trust, N.A. resulting, in part, from increases in the market value of these assets during the later part of 2003 and first quarter of 2004. Mortgage servicing rights, derived from the sale of residential real estate loans, remained relatively flat during the first nine months of 2004 compared to 2003 due to decreased amortization of the mortgage servicing asset during 2004 as a result of the decline in loan prepayments offset by a reduction in the amount of mortgage servicing assets capitalized during 2004 compared to 2003. Earnings on bank-owned life insurance increased $149,000 in the first nine months of 2004 compared to the first nine months of 2003 due to an increase in yields. The Company recorded a gain of $684,000 on the sale of securities for the first nine months of 2004 compared to $133,000 on similar transactions during the same period of 2003. Other non-interest income decreased $379,000, or 17.1%, for the first nine months of 2004 compared to the same period in 2003 due to decreases in gains on the sale of loans, credit card income due to the sale of the credit card portfolio in October of 2003, and a reduction of retirement plan administration income as Acadia Trust, N.A. began to outsource this function on January 1, 2004.

Total non-interest income increased by $198,000, or 7.8%, during the third quarter of 2004 compared to the third quarter of 2003. Trust and investment management income increased $286,000, or 57.0%, primarily due to an increase in assets under management at Acadia Trust, N.A. Mortgage servicing rights decreased $274,000 due to a reduction of mortgage servicing assets recorded during the third quarter of 2004 compared to 2003. The Company had no security sales for the third quarter of 2004, whereas sale transactions during the same period of 2003 netted a gain of $181,000. Other non-interest income increased $303,000 during the third quarter of 2004 compared to 2003 primarily due to lower losses recorded on the sale of loans during the third quarter of 2004 compared to losses recorded during the same period in 2003 (losses of $57,000 in 2004 versus losses of $592,000 in 2003). This positive variance was somewhat offset by less credit card income due to the sale of the credit card portfolio in October 2003, and a reduction of retirement plan administration income as Acadia Trust, N.A. began to outsource this function on January 1, 2004.

Non-Interest Expense

Total non-interest expense increased by $1.5 million, or 6.8%, in the nine-month period ended September 30, 2004 compared to the nine months ended September 30, 2003. Salaries and employee benefit costs increased $1.1 million, or 9.6%, during the first nine months of 2004 compared to 2003, primarily due to normal annual salary and benefit cost increases and an increase in employee incentive expense of $316,800. Other operating expenses increased by $411,000, or 6.7%, in the first nine months of 2004 compared to the first nine months of 2003, primarily due to increased hiring and training costs, marketing expenses, increased consulting fees at Acadia Trust, N.A. related to the outsourcing of its retirement plan administrative services, and increased brokered deposit fees as the Company has increased its use of brokered certificates of deposit as a funding source. Offsetting some of these increases in other operating expenses were lower postage and collection costs in 2004 compared to 2003.

Total non-interest expense increased by $846,000, or 12.2%, in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Salaries and employee benefit costs increased by $681,000, or 18.4%, during the third quarter of 2004 compared to 2003, primarily due to normal annual salary increases and higher healthcare costs, and an increase in employee incentive expense of $202,600. Other operating expenses increased $196,000, or 10.1%, in the third quarter of 2004 compared to the third quarter of 2003. The largest contributing factors to this increase were consulting fees at Acadia Trust, N.A. associated with the outsourcing of its retirement plan administrative services and increased brokered deposits fees related to the Company’s increased use of brokered certificates of deposit as a funding source.

Financial Condition

During the nine months of 2004, average assets of $1.4 billion increased by $102.1 million, or 8.1%, compared to the same period in 2003. This increase was the result of an increase in the loan portfolio, which averaged $993.3 million during the first nine months of 2004, an increase of $115.1 million, or 13.1%, as compared to $878.3 million during the first nine months of 2003. The largest increase in average loan balances was in commercial real estate loans, which increased $56.7 million, or 17.7%, during the first nine months of 2004 compared to the first nine months of 2003. In addition, average consumer loans increased $33.6 million, or 30.6%, reflecting increased home equity loan activity, and residential real estate loans increased $23.5 million, or 8.6%, reflecting high levels of refinance activity during the later part of 2003 due to historically low interest rates. Average investment balances declined $11.9 million, or 3.8%, to $296.9 million for the first nine months of 2004 from $308.8 million for the first nine months of 2003, as the Company did not reinvest all cash flows from the investment portfolio during the first nine months of 2004.

LIQUIDITY

Liquidity is defined as the ability to meet current and future financial obligations. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of September 30, 2004 and 2003, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first nine months of 2004 average deposits of $950.7 million increased $104.3 million, or 12.3%, from $846.4 million reported during the first nine months of 2003. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first nine months of 2004 to 2003, transaction accounts (demand deposits and NOW accounts) increased $27.1 million, savings accounts increased $5.3 million, money market accounts increased $37.3 million, and certificates of deposit increased $34.6 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $45.7 million on September 30, 2004, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first nine months of 2004 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other funding alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first nine months of 2004 were $288.3 million, a decrease of $3.2 million, from $291.5 million during the first nine months of 2003. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $296.5 million and $288.7 million at September 30, 2004 and 2003, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at September 30, 2004 and 2003. The Company had no outstanding balance on its line of credit with the FHLBB at September 30, 2004 and 2003.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The Company and its subsidiaries exceeded regulatory guidelines for well-capitalized holding companies at both September 30, 2004 and September 30, 2003. The Company’s Tier 1 to risk-weighted assets was 11.41% and 11.43% at September 30, 2004 and 2003, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at September 30, 2004 and 2003 was 8.00% and 8.03%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $4.6 million and $4.3 million in the first nine months of 2004 and 2003, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2004, the Company had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Letters of Credit	$1,762	$487	$1,135	$—	$140
Other Commitments to Extend Credit	136,287	26,249	46,513	3,152	60,373

Total	$138,049	$26,736	$47,648	$3,152	$60,513

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. These commitments and the related payments were made during the normal course of business. At September 30, 2004 the Company had the following levels of contractual obligations for the remainder of 2004 and the fiscal years thereafter:

	Total Amount	Payments Due Per Period
	of Obligations	<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Operating Leases	$2,286	$509	$631	$298	$848
Capital Leases	—	—	—	—	—
Long-Term Debt	236,628	74,760	64,956	33,601	63,311
Other Long-Term Obligations	—	—	—	—	—

Total	$238,914	$75,269	$65,587	$33,899	$64,159

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2004, the Company had two three-year swap agreements with a notional amount of $30.0 million due to mature February 1, 2005 with cash flows for the following periods:

Payments Due Per Period

	<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Fixed Payments from Counterparty	$690	$—	$—	$—
Payments based on Prime Rate	475	—	—	—

Net Cash Flow	$215	$—	$—	$—

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is currently at 4.75%. The cash flow will

22

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2004.

Rate Change	Estimated Changes in NII
+200bp	3.99%
-100bp	(3.14)%

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2004 were the continued low interest rate environment even though there has been three 25bps increases in the prime rate, the slow down of loan activity at both subsidiary banks, increase in variable rate residential and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly upward as prime based loans drive interest income levels upward. In a sustained rising rate environment, net interest income benefits from the Company’s asset sensitive profile, as increases in funding costs are slower to react to rising rates than asset yields. In a falling interest rate environment, net interest income is expected to gradually trend downward as the asset base reacts more quickly to falling rates than the funding base, even though the Company uses short-term borrowings that keep funding costs lower in a declining rate environment. The risk in the various rate scenarios is well within the Company’s policy limits.

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments by the bank subsidiaries. As of September 30, 2004, the Company had a notional principal of $30.0 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 3 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation 20 of the original 21 counts were dismissed, leaving only the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Management continues to believe that the allegations are unfounded and that it is probable that this judgment will be reversed upon appeal. A motion has been filed asking the judge to reverse the jury verdict and accompanying award of damages. Accordingly, no reserve for potential settlement expenditure has been recorded as of September 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 – 7/31/04	—	$—	—	395,000
8/1/04 – 8/31/04	20,500	31.59	20,500	374,500
9/1/04 – 9/30/04	15,472	33.34	15,472	359,028

Total	35,972	$32.34	35,972	359,028

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001)

(10.1)	Lease agreement for the land abutting the Bangor office of UnitedKingfield Bank *

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation *

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 *

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934) *

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	November 5, 2004
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Gregory A. Dufour	November 5, 2004
Gregory A. Dufour	Date
Chief Banking Officer and Principal
Financial & Accounting Officer