Form 10-K
period 2004-12-31
CAMDEN NATIONAL CORP
filed 2005-03-15
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2004 is: Common stock; $213,398,660. Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 11, 2005 is: Common stock; 7,643,117.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2005 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION

2004 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national or regional economic conditions could be less favorable than anticipated impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	declines in the equity markets which could result in further impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	changes in inflation;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the factors listed in “Certain Factors Affecting Future Operating Results,” within Item 7, beginning on page 28. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1. Business

Overview. Camden National Corporation (the “Company’), with $1.5 billion in assets, is a publicly held, multi-bank and financial services holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from consumer, institutional, non-profit and commercial customers and to extend loans to consumer, institutional, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiaries, Camden National Bank (“CNB”), UnitedKingfield Bank (“UKB”), and its brokerage and insurance services through Acadia Financial Consultants (“AFC”), which operates as a division of the two banking subsidiaries. The Company also provides wealth management, trust and employee benefit administration through its other subsidiary, Acadia Trust, N.A. (“AT”), which is located in Portland, Maine. As of January 1, 2003, AT merged with Trust Company of Maine, Inc. (“TCOM”), a wholly owned subsidiary of the Company, and AT remained as the surviving entity. In addition to serving as a holding company, the Company provides managerial, operational and technology services to its subsidiaries. These services include general management, financial management, risk management and bank operations. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, UKB and AT. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries. A brief description of each of the Company, CNB, UKB and AT follows.

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

On July 19, 2001, the Company completed its acquisition of AT and Gouws Capital Management, Inc. (“Gouws Capital”). AT is a federally regulated, non-depository trust company headquartered in Portland, Maine. Gouws Capital, an investment advisory firm was merged into AT on December 31, 2001. The Company’s acquisition of AT and Gouws Capital were accounted for under the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

On October 24, 2001, the Company acquired the remaining minority interest in TCOM. The Company’s acquisition of the remaining minority interest in TCOM was accounted for under the purchase method of accounting as prescribed by SFAS No. 141. As of January 1, 2003, TCOM merged with AT, with AT remaining as the surviving entity.

As of December 31, 2004, the Company’s securities consisted of one class of common stock, no par value, of which there was 7,685,006 shares outstanding held of record by approximately 944 shareholders.

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

The Company makes available, free of charge and as soon as reasonably practicable after electronically filing with the SEC, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, through the Investor Relations page of its subsidiary banks’ websites, as identified below. In addition, the Company makes available, free of charge, its Code of Ethics through the Investor Relations page of its subsidiary banks’ websites, as identified below.

Camden National Bank. CNB, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly owned subsidiary of the Company as a result of the January 1984 corporate reorganization in which the shareholders of CNB exchanged their shares of stock in CNB for shares of stock in the Company.

CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Kennebunk, Portland, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. During 2001, CNB introduced AFC, a full-service brokerage and insurance division of the Bank. CNB customers may also access these products and services using other media, including CNB’s internet website located at www.camdennational.com.

CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Comptroller of the Currency (the “OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount permitted by law.

UnitedKingfield Bank. UKB, a direct, wholly owned subsidiary of the Company, is a financial institution chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. UKB is the successor by merger, effective February 4, 2000, of United Bank and Kingfield Bank, and is subject to regulation, supervision and examination by the FDIC and the Superintendent. Its deposits are insured by the FDIC up to the maximum amount permitted by law.

UKB offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley and Stratton, Maine, and focuses primarily on attracting deposits from the general public through its branches and using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. During 2002, UKB introduced AFC, a full-service brokerage and insurance division of UKB. UKB customers may also access these products and services using other media, including UKB’s internet website located at www.unitedkingfield.com.

Acadia Trust, N.A. AT, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with trust powers chartered under the laws of the State of Maine and having its principal office in Portland, Maine.

AT provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by AT complement the services provided by the Company’s subsidiary banks by offering customers investment management services.

AT is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition. The Company competes principally in mid-coast and southern Maine through CNB, its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, with a growing presence in Cumberland, Hancock, Lincoln and York counties, all in the State of Maine. The combined population of the two primary counties of Knox and Waldo is approximately 78,000 people, and their economies are based primarily on tourism but also are supported by a substantial population of retirees. Major competitors in the Company’s market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UKB, also competes in both the central and western Maine areas. Most of UKB’s offices are located in communities that can generally be characterized as rural areas, with the exception of Bangor and Lewiston. The Bangor and Lewiston-Auburn areas have populations of approximately 90,000 each. All UKB offices are located in the State of Maine. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UKB’s market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company, through its non-bank subsidiary, AT, competes for trust, trust-related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the Internet through firms located outside the Company’s market area.

The Company’s Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through CNB and UKB, has branches that are located in towns within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial real estate products, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth. The Company had consolidated asset growth of 8.7%, or $119.5 million, during 2004. The primary factor contributing to the growth was the increase in lending activity at the Company’s subsidiary banks. As the business continued to grow during this past year, each of the Company’s subsidiary banks focused on customer service. The Company’s performance-based compensation program also supported this growth by creating an environment where employees have a personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The Company continues to evaluate the possibilities of expansion into new markets through both de novo expansion and acquisitions. In the interim, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. During 2004, UKB sold certain deposit liabilities and assets and certain fixed assets of its Jackman, Maine branch to another financial institution, while simultaneously purchasing from this other institution certain deposit liabilities and assets of its Greenville, Maine branch. This resulted in an expanded customer base in the Greenville market, enabling UKB to offer greater product options and enhanced customer service to that community. In addition, during 2004, CNB, purchased an historic property in downtown Rockland, Maine that will allow for expansion of the CNB’s busiest branch, located adjacent to the purchased property. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers.

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

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the “FRA”) and Federal Reserve Board Regulation W thereunder, generally limit borrowings, extensions of credit and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institutions. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on arm’s length terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank or merging or consolidating with any BHC without prior FRB approval. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Unless a BHC becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act (“GLBA”), the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

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

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned, Maine financial institutions, such as UKB.

Dividend payments by national banks, such as CNB, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (defined by reference to other OCC regulations).

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

The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has determined that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

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

At December 31, 2004, each of the Company’s subsidiary banks was deemed to be a well-capitalized institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, each of the Company’s subsidiary banks would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources” and Item 8. Financial Statements and Supplementary Data, Note 22, “Regulatory Matters.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective U.S. federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as UKB, are also subject to similar restrictions on their business and activities. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Activities and Investments of National Banking Associations. National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC which limit the activities of national banking associations to those that are deemed to be part of, or incidental to, the “business of banking.” Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank.

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

Customer Information Security. The OCC, the FDIC and other bank regulatory agencies have adopted final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to, or use of, such information that could result in substantial harm or inconvenience to any customer.

Privacy. The OCC, the FDIC and other regulatory agencies have adopted final privacy rules pursuant to provisions of the GLBA (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

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

Item 2. Properties

The Company operates in 28 facilities. The headquarters of the Company and the headquarters and main office of CNB is located at Two Elm Street, Camden, Maine, and CNB owns this property. The building has 15,500 square feet of space on three levels. CNB also owns seven of its branch facilities, none of which is subject to a mortgage. CNB also leases five branches and parking spaces under long-term leases, which expire in 2006, 2008, 2010 and 2077.

The main office of UKB is located at 145 Exchange Street, Bangor, Maine, and is owned by UKB. The building has 25,600 square feet of space on two levels. UKB occupies 16,975 square feet of space on both floors. AT leases 1,110 square feet on the first floor and 535 square feet of space on the second floor of this building. The law firm of Russell, Silver & Silverstein P.A., Professional Information Networks, and Ledgewood Construction also leases 2,896 square feet, 1,920 square feet and 2,110 square feet on the second floor, respectively. Actuarial Designs & Solutions, Inc. leases 143 square feet on the first floor. The Company also utilizes 2,042 square feet for off-site computer processing, with the remaining square footage as common space. UKB also owns 12 of its other facilities, none of which is subject to a mortgage. UKB also leases three branches, a parcel of land, and a parking lot, which expire in 2006, 2008, 2009 and 2014.

AT leases its facility at 511 Congress Street, Portland, Maine under a long-term lease, which expires in 2005. AT leases 18,966 square feet on the 8th and 9th floors, occupying 11,767 square feet of this office space. AT leases to the Law Office of David Hunt, Strategic Media, and Hopkinson & Abbondanza, 3,660 square feet, 2392 square feet, and 1,147 square feet, respectively, of office space on the 8th floor.

The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels.

Item 3. Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was named a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a loan to fund operating expenses of its ski resort. During 2004, the litigation was brought to trial where 20 of the original 21 counts were dismissed, leaving the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Camden National Bank has also obtained and recorded judgments against the Plaintiff, and management believes these judgments partially offset the verdict and as a result any exposure is immaterial. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Based on legal counsel’s opinion, management continues to believe that the allegations are unfounded and that it is probable that the judgment will be reversed upon appeal. A motion was filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005 this motion was denied. On February 1, 2005 Camden National Bank filed an appeal of the verdict to the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company stock is traded on the American Stock Exchange (AMEX) under the ticker symbol ‘CAC.’

The Company has paid quarterly dividends since its inception in 1985. The high and low sales prices (as quoted by AMEX) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	Market Price		Dividends Paid Per Share
	High	Low
2004
First Quarter	$34.83	$29.70	$0.20
Second Quarter	$33.07	$28.99	$0.20
Third Quarter	$34.90	$29.91	$0.20
Fourth Quarter	$40.30	$34.82	$0.20

	High	Low	Per Share
2003
First Quarter	$26.45	$20.70	$0.17
Second Quarter	$27.50	$22.90	$0.17
Third Quarter	$30.15	$26.30	$0.19
Fourth Quarter	$31.83	$28.40	$0.19

As of December 31, 2004, there were 7,685,006 shares of the Company’s common stock outstanding. As of March 11, 2005, there were 7,643,117 shares of the Company’s common stock outstanding held of record by approximately 944 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

Although, the Company has historically paid quarterly dividends on its common stock (as disclosed in the table above), the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. Refer to Item 6. Selected Financial Data for dividend related ratios and the ‘Capital Resources’ section within Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of dividend restrictions.

Securities authorized for issuance under equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance (excluding securities in column a) (c)
Equity compensation plans approved by shareholders	65,130	$15.50	780,000
Equity compensation plans not approved by shareholders	—	—	—

Total	65,130	$15.50	780,000

Refer to Notes 1 and 16 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the fourth quarter of 2004, the Company did not make any purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/04 – 10/31/04	—	$—	—	359,028
11/1/04 – 11/30/04	—	—	—	359,028
12/1/04 – 12/31/04	—	—	—	359,028

Total	—	$—	—	359,028

Item 6. Selected Financial Data

(In thousands, except per share data)	DECEMBER 31,
	2004	2003	2002	2001	2000
FINANCIAL CONDITION DATA

Assets	$1,489,865	$1,370,363	$1,218,419	$1,089,355	$1,010,883
Loans	1,069,294	966,855	808,882	724,042	701,340
Allowance for Loan and Lease Losses	13,641	14,135	15,242	13,514	10,801
Investments	323,998	303,749	314,775	263,810	217,010
Deposits	1,014,601	900,996	850,134	763,568	744,360
Borrowings	336,820	338,408	238,861	210,843	168,440
Shareholders’ Equity	126,405	119,706	118,828	105,068	90,923

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
OPERATIONS DATA

Interest Income	$73,377	$72,146	$74,572	$79,870	$79,555
Interest Expense	24,365	24,487	27,715	35,689	40,042

Net Interest Income	49,012	47,659	46,857	44,181	39,513
(Recovery of ) Provision for Loan and Lease Losses	(685)	(150)	3,080	3,681	2,930

Net Interest Income after (Recovery of) Provision for Loan and Lease Losses	49,697	47,809	43,777	40,500	36,583
Non-Interest Income	11,399	10,829	14,459	13,094	8,915
Non-Interest Expense	31,882	30,424	32,311	31,014	25,396

Income Before Provision for Income Tax	29,214	28,214	25,925	22,580	20,102
Income Tax Expense	9,721	9,286	8,425	7,162	6,243
Cumulative Effect of Change in Accounting, net	—	—	449	—	—

Net Income	$19,493	$18,928	$17,051	$15,418	$13,859

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
OTHER DATA

Basic Earnings Per Share	$2.54	$2.39	$2.12	$1.90	$1.70
Diluted Earnings Per Share	2.53	2.38	2.11	1.89	1.69
Dividends Per Share	0.80	0.72	0.68	0.64	0.63
Book Value Per Share	16.56	15.43	14.80	13.04	11.17
Return on Average Assets	1.40%	1.48%	1.48%	1.47%	1.40%
Return on Average Equity	15.97%	15.85%	15.38%	15.55%	16.43%
Allowance for Loan and Lease Losses to Total Loans	1.28%	1.46%	1.88%	1.87%	1.54%
Non-Performing Loans to Total Loans	0.60%	0.70%	1.03%	1.11%	0.93%
Stock Dividend Payout Ratio	31.50%	30.13%	32.08%	33.90%	37.17%
Average Equity to Average Assets	8.75%	9.32%	9.62%	9.44%	8.55%
Efficiency Ratio	52.78%	52.02%	52.70%	54.15%	52.44%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis which follows focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 and financial condition at December 31, 2004 and 2003, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2004 increased $565,000, or 3.0%, over net income reported in 2003. Net income per diluted share was $2.53, a 6.3% increase over the $2.38 reported for 2003. The following were significant factors related to the results of fiscal year 2004 compared to fiscal year 2003:

•	Net interest income after provision for loan and lease losses increased 3.9%, or $1.9 million, which was primarily a function of an increase in average loans outstanding of 12.5% and improved asset quality at UKB, resulting in a net provision benefit of $685,000 for 2004 compared to a net provision benefit of $150,000 for the same period in 2003. Net interest margin was 3.8% in 2004 compared to 4.0% in 2003.

•	Non-interest income increased 5.3%, or $570,000, as the Company experienced 11.4% growth in revenues from trust, brokerage and insurance commissions and investment management services at AT and AFC. In addition, during 2004, the Company’s gains on the sale of securities were $383,000 greater than in 2003.

•	Non-interest expenses increased 4.8% primarily due to an increase in consulting fees at AT associated with the January 1, 2004 start of its outsourcing of its retirement plan administrative services, increased brokered deposits fees related to the Company’s increased use of brokered certificates of deposit as a funding source and penalties and interest costs related to tax withholding remittance issues.

•	Total assets at December 31, 2004 increased 8.7% as loans at December 31, 2004 were $1.07 billion, up 10.6% over the $966.9 million at December 31, 2003. Total deposits of $1.01 billion at December 31, 2004, were up 12.6% over the same period a year earlier.

Results of Operations

Comparison of 2004 to 2003

The Company reported net income of $19.5 million, or $2.53 per diluted share, for 2004 compared to $18.9 million and $2.38 per diluted share in 2003. Return on average assets was 1.40% in 2004, compared to 1.48% in 2003 and return on average shareholders’ equity was 15.97% in 2004, compared to 15.85% in 2003. The return on average assets decreased from 2003 to 2004 primarily as a result of earning assets (loans and investments) booked during 2004 did not produce the same level of net interest spread (yield on earning assets less cost on associated funding liabilities) due to the continued period of low interest rates. This is also illustrated by the fact that the Company increased its assets 8.7% in 2004, while net income increased only 3.0%. Return on average equity increased to 15.97% in 2004, from 15.85% in 2003, primarily due to a 3.0% increase in net income, while total equity increased 5.6% reflecting retained earnings less dividends and affects of stock repurchases.

Net Interest Income

Net interest income accounted for 81.1% of total revenues for the Company, and is the Company’s largest source of revenue. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income was $49.4 million on a fully-taxable equivalent basis in 2004, compared to $48.0 million in 2003, an increase of 2.8%. The Company’s level of net interest income fluctuates over time for three primary reasons: 1.) Interest earned from earning assets and expenses from interest-bearing deposits and borrowings fluctuate due to changes in interest rates. This is referred to as the “yield” or “rate” component of net interest income. 2.) Net interest income changes due to the amount of earning assets the Company maintains as well as the amount of non-interest bearing deposits, interest bearing deposits and borrowings the Company holds. This is referred to as the “volume” component of net interest income. 3.) Net interest income fluctuates as a result of the change over time in the components of earning assets, non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “mix” component of net interest income. It is the Company’s goal to maximize net interest income by providing competitive products to its customers that, within various risk parameters, maximize interest income while minimizing interest expense. Management uses several analytical models, including those illustrated by Tables 1 & 2 on pages 32 and 33 below, to assess and monitor those factors that affect net interest income, to assess the Company’s performance in meeting its goals, and to determine future strategies.

Impact of Rates. During 2004, interest rates in the United States remained at cyclical and historical lows for the first half of the year, then began to increase as the Federal Funds Discount Rate increased five times in the second half of the year, by a quarter percentage point at each rate increase, beginning July 1 and culminating at 2.25% at December 31, 2004. During the first half of 2004, income from the portfolio of interest-earning assets continued to decline as the amortization and pay-off of existing loans and investments resulted in the reinvestment of those cash flows in either additional loans or other securities, at primarily lower rates of interest than the previous holdings due to the historic low interest rate environment. Specifically, interest income on securities and loans during 2004 compared to 2003 was negatively impacted $1.8 million and $4.2 million, respectively, due to the rate environment. For the Company’s interest-bearing liabilities, the low rate environment during 2004 had a positive impact as non-maturing deposit rates remained low, maturing deposit products and term borrowings re-priced downward upon maturity as existing rates for such products were lower than in previous years. During the second half of the year, the earnings on the Company’s interest-bearing assets, which contractually re-price based on various benchmarks such as Prime Rate and the London Inter-Bank Offer Rate (“LIBOR”) (these products are also referred to as “variable” or “floating” rate instruments), slowly increased in response to the changes in the underlying benchmark rates. As a result of the measured rate increases and the highly competitive environment in which it competes, the Company gradually raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts as competitors also raised rates paid on deposit products. In addition, the Company was negatively impacted $1.1 million in 2004 due to increases in short-term borrowing rates (primarily overnight funds from the Federal Home Loan Bank of Boston (“FHLBB”)), and a decreasing spread on the interest rate swap agreements (please refer to the Market Risk section and the Notes to the Consolidated Financial Statements for more detailed information on the interest rate swaps), which decreased the swap contribution to net interest income to $752,000 in 2004 from $817,000 in 2003. Overall, during 2004 compared to 2003, the Company’s net interest income was negatively impacted $3.3 million due to rates remaining at historically low levels for a majority of the year, resulting in interest-earning assets generating $5.9 million less in income, which was partially offset by the cost of interest-bearing liabilities declining $2.6 million during the same period.

Impact of Volume. During 2004, loan volume increases contributed $7.0 million to net interest income as commercial real estate loan balances increased $41.3 million, or 11.4%, consumer loans (including home equities) increased $41.2 million, or 32.1%, and residential mortgages increased $34.1 million, or 11.8%. The significant increase in consumer loans was the result of relatively low home equity loan rates tied to several marketing promotions at the Company’s bank subsidiaries. During 2004, deposits (excluding brokered certificates of deposits) increased 5.7%, or $46.9 million. In order to fund balance sheet growth, while positioning the balance sheet for anticipated rising interest rates, the Company increased its use of brokered certificates of deposit during 2004. The Company utilizes brokered certificates of deposit when it determines that the “all in” cost of the brokered certificates of deposit is comparable to the borrowing cost for FHLBB advances with similar maturities or to simply diversify its funding mix. Overall, during 2004 compared to 2003, the Company’s net interest income was positively impacted $4.6 million due to volume changes, with earning asset growth contributing $7.1 million, decreased by $2.5 million due to the need for increased funding to support the asset growth.

Information on average balances, yields and rates for the past three years can be found in Table 1 below. Table 2 below shows the changes from 2003 to 2004 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Market Risk section below.

Provision for Loan and Lease Losses

During 2004, the Company reversed $685,000 of expense from its provision for loan and lease losses compared to the release of $150,000 for 2003. The credit to the Allowance of Loan and Lease Losses (“ALLL”) is due primarily to improved asset quality in the Company’s loan portfolio. The ratio of non-performing loans to total loans decreased in 2004 to 0.60% from 0.70% in 2003. In addition, the Company had net recoveries of $191,000 during 2004 versus net charge-offs of $957,000 in 2003. The ALLL as a percentage of total loans was 1.28% at December 31, 2004, a decrease from 1.46% at December 31, 2003. Refer to the Financial Condition section, Certain Factors Affecting Future Operating Results and the Footnotes to the Consolidated Financial Statements for further discussion of the ALLL.

Non-interest Income

Non-interest income increased to $11.4 million for the year ended December 31, 2004, from $10.8 million in 2003, a $570,000, or 5.3% increase. Trust and investment management fee income at AT increased $425,000 due to increased assets under management, and brokerage and insurance commission income at AFC increased $11,000 due to increased sales volumes, thus representing a combined increase of 11.4%. The Company recorded $684,000 of gains on the sale of securities in 2004, compared to $301,000 in 2003, an increase of $383,000. Other service charges and fees decreased $272,000, or 16.5%, in 2004 compared to 2003 primarily due to the fact that the Company sold its credit card business to Elan Financial Services (“Elan”) in October 2003, resulting in a $202,000 reduction of the associated processing fee income, and a reduction of $51,000 related to mortgage servicing activity. Mortgage servicing rights income, derived from the sale of residential real estate loans, declined as the Company sold fewer mortgages in 2004 compared to 2003. Offsetting this negative impact to income was the fact that the amortization of the capitalized mortgage servicing rights assets, which offset against servicing rights income, slowed considerably in 2004, as the Company experienced a decrease of prepayments on previously sold residential real estate loans that it services. Other income increased $35,000 in 2004 primarily due to increases in bank-owned life insurance income of $201,800 as rates paid on the cash surrender value of the policies increased, a gain on the sale of property of $71,300, income from a revenue sharing agreement as a result of the sale of the credit card portfolio in October 2003 for $59,600, and a decrease in losses on the sale of loans of $225,700, offset by a gain of $575,000 recorded in 2003 on the sale of the Company’s credit card business.

Non-interest Expenses

Non-interest expenses increased to $31.9 million for the year ended December 31, 2004 from $30.4 million in 2003, a change of approximately $1.5 million, or 4.8%. Salaries and employee benefits increased $472,000, or 2.8%, due to investments in human resources, annual salary increases and higher employee benefit costs. Furniture, equipment and data processing costs increased $82,000 as a result of increased amortization and depreciation costs associated with 2004 technology purchases (software and hardware) necessary to support future growth initiatives. Other expenses increased $976,000 due to increases of $463,000 in professional fees primarily due to the costs of outsourcing the retirement plan administrative services at AT, $130,000 in amortized brokered deposit fees due to the increased used of brokered certificates of deposit as a funding source, $143,000 in debit card processing expenses due to a significant increase in transaction volume in 2004, $406,000 in federal and state tax penalties and interest related to Form 945 tax withholding remittance issues. These increases were slightly offset by a $194,000 decrease in credit cardholder expenses in 2004 due to the October 2003 sale of the credit card business to Elan.

Comparison 2003 to 2002

The Company reported net income of $18.9 million, or $2.38 per diluted share, for 2003 compared to $17.0 million and $2.11 per diluted share in 2002. Return on average assets was 1.48% in 2003 compared to 1.48% in 2002 and return on average shareholders’ equity was 15.85% in 2003 compared to 15.38% in 2002.

Net Interest Income

Net interest income was $48.0 million on a fully-taxable equivalent basis in 2003 compared to $47.2 million in 2002, an increase of 1.7%. During 2003, residential mortgages increased $44.4 million, or 18.2%, commercial loans increased $73.9 million, or 16.0%, and consumer loans (including home equities) increased $31.8 million, or 33.0%. The Company also benefited from revenues from interest rate swap agreements, which were entered into in early 2002 as a hedge against falling interest rates. As rates fell, revenues from the interest rate swap increased to $817,000 in 2003 from $597,000 in 2002. During 2003, interest income on the Company’s investment portfolio decreased $3.0 million primarily due to the decrease in yields and a decrease in the size of the portfolio.

Provision for Loan and Lease Losses

During 2003, the Company reversed $150,000 of expense to the ALLL compared to recognizing expense of $3.1 million in 2002. The $150,000 recovery of provision is reflective of the changes in specific reserves and various improvements made in the quality of the loan portfolios at both banks during 2003. During 2003, non-performing assets decreased from $8.8 million or 1.09% of total loans at December 31, 2002 to $7.0 million or 0.72% of total loans at December 21, 2003. In addition, the Company’s ratio of ALLL to non-performing assets improved to 202.91% in 2003 from 173.40% in 2002 even with significant loan growth. In addition, net charge-offs were $957,000 in 2003, down $395,000 from $1.4 million in 2002.

Non-interest Income

Non-interest income decreased to $10.8 million for the year ended December 31, 2003 from $14.5 million in 2002, approximately a $3.7 million, or 25.5%, decrease. This includes the $575,000 gain from the sale of the Company’s credit card business to Elan during October 2003 and a $1.3 million gain from the sale of the Company’s merchant business credit card product to NOVA Information Systems during November 2002 (both recorded in “Other income”). The reduction of merchant assessments due to the sale of merchant business credit card product resulted in a decrease of fee income of $2.1 million in 2003 compared to 2002. Income from deposit services experienced a slight decrease of $58,000 in 2003 due to higher levels of compensating balances maintained. Other service charges and fees declined $313,000 due to the acceleration of the amortization of the capitalized mortgage servicing rights asset, which is offset against servicing rights income, and associated with increased prepayments on previously sold residential real estate loans that the Company services. Trust fees decreased $119,000, or 3.3%, during 2003 primarily due to a decline in assets under management (“AUM”) at AT. Brokerage and insurance commissions increased $72,000, or 28.6%, as a result of increased sales activity at AFC. During 2003 the Company recorded losses on the sale of loans of $317,000 compared to a gain recorded on the sale of loans of $97,200 in 2002.

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

Financial Condition

Overview

Total assets at December 31, 2004 were $1.5 billion, an increase of $119.5 million, or 8.7%, from December 31, 2003. The change in assets consisted primarily of a $102.9 million increase in net loans, a $20.2 million increase in investment securities, a $1.1 million increase in other assets, a $653,000 increase in net premises and equipment and a $5.6 million decrease in cash and due from banks. The asset growth was supported by an increase of $113.6 million in total deposits, which was primarily comprised of a $12.8 million increase in demand deposits, a $26.3 million increase in money market accounts and a $62.9 million increase in brokered certificates of deposit. In addition, total shareholders’ equity increased $6.7 million as a result of current year earnings less common stock repurchases and shareholder dividends paid.

Investment Securities

Investments in U.S. government securities, U.S. government agency securities, securities of states and political subdivisions, highly rated corporate bonds and equities are used by the Company to diversify its revenues, provide interest rate and credit risk diversification and to provide for its liquidity and funding needs. Total investment securities increased $20.2 million, or 6.7%, to $324.0 million at December 31, 2004. The Company has investment securities in both the available-for-sale and held-to-maturity categories.

The Company conforms to SFAS No. 115, which requires all investments to be categorized as “trading securities,” “available for sale” or “held to maturity.” All realized gains or losses from investments in any category are recorded as an effect to net income in the period incurred. Unrealized gains or losses from investments are recorded based on its respective classification. Unrealized gains or losses from investments categorized as “trading securities” are immediately recorded in the Company’s current year’s earnings. During 2004 and 2003, the Company did not hold any securities in this category. Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the gain or loss is recognized. During 2004, the Company purchased additional securities of state and political subdivisions (“municipal bonds”) and classified them as held-to-maturity. In 2003, the held-to-maturity classification consisted solely of short-term US Treasury securities. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of the Company’s other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2004, the Company had $751,000 of unrealized gains on securities available for sale, net of the deferred taxes, compared to $2.9 million of unrealized gains, net of deferred taxes at December 31, 2003. The decrease in unrealized appreciation was attributed to the cash flows of the investment portfolio being invested in securities that are at the current lower market interest rates.

Loans

The Company’s bank subsidiaries provide loans to customers primarily located within the banks’ geographic market area. Loans totaled $1.1 billion at December 31, 2004, a 10.6% increase from total loans of $966.9 million at December 31, 2003. This reflects the continuation of strong loan growth experienced in the commercial, residential real estate and consumer loan portfolios.

Residential real estate mortgage loans increased by $34.1 million, or 11.8%, in 2004. During 2004, the Company originated and sold $11.5 million of fixed-rate residential mortgage loans on the secondary market to Freddie Mac. The Company receives annual servicing fees as compensation for servicing the outstanding balances. These loans were sold to Freddie Mac without recourse, which results in Freddie Mac assuming the risk of loss from borrower defaults subject to the terms and conditions of the purchase documents. Residential real estate mortgage loans increased by $44.4 million, or 18.2%, in 2003. During 2003, the Company originated and sold $63.1 million of fixed-rate residential mortgage loans on the secondary market. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable-rate mortgages in its portfolio and will, from time to time, retain fixed-rate mortgages based on market risk assessments.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured, and includes commercial real estate loans secured by income producing commercial real estate. The Company focuses on lending to financially sound business customers within its geographic marketplace as well as offering loans for the acquisition, development and construction of commercial real estate. Commercial loans increased by $33.5 million, or 6.3%, during 2004. In 2003, commercial loans increased by $73.9 million, or 16.0%, over the prior year.

Consumer loans are originated by the Company for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicles, mobile homes, home equity, and secured and unsecured personal loans. Consumer loans increased by $41.2 million, or 32.1%, in 2004 as a result of consumers taking advantage of the continued low interest rate environment and utilizing home equity loans to consolidate debt and for general consumer purposes. In 2003, consumer loans increased by $31.8 million, or 33.0%, from the prior year.

Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $6.4 million, or 0.60%, of total loans at December 31, 2004, an improvement over the $6.8 million, or 0.70%, of total loans at December 31, 2003.

Allowance for Loan and Lease Losses / Provision for Loan and Lease Losses

During 2004, the Company reversed $685,000 of expense to the ALLL compared to a reversal of $150,000 in 2003, and an expense of $3.1 million in 2002. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During 2004, non-performing assets decreased from $7.0 million, or 0.72% of total loans at December 31, 2003, to $6.4 million, or 0.60% of total loans at December 21, 2004. In addition, the Company’s ratio of ALLL to non-performing assets improved to 213.64% in 2004, from 202.91% in 2003, even with steady loan growth. The $685,000 recovery of provision is reflective of the changes in specific reserves and various improvements made in the quality of the loan portfolios at both banks during 2004. Most notably, the Company’s Corporate Risk Management Group continued to actively address asset quality issues at UKB, thus resulting in a higher quality loan portfolio at December 31, 2004. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. During the fourth quarter of 2004, the Company implemented a new comprehensive approach toward determining its ALLL. This change provides for an expanded risk rating system that enables the Company to more adequately identify the risks being undertaken as well as migration within the overall loan portfolio. Management believes that the credit quality of the loan portfolio is strong, however, external factors such as rising oil prices, increasing interest rates and higher levels of consumer debt are not reflected in the Company’s historical loss factors and, therefore, the unallocated portion of the ALLL increased during 2004 to reduce our exposure to these risks. Management believes that the ALLL at December 31, 2004 of $13.6 million, or 1.28%, of total loans outstanding was adequate given the current economic conditions in the Company’s service area and the improved condition of the loan portfolio as a result of efforts made during 2003 and 2004 to address issues and improve the Company’s collateral position in credits identified as problems. As a percentage of total loans outstanding, the ALLL was 1.46% in 2003.

Net Premises and Equipment

During 2004, net premises and equipment increased $653,000 to $16.4 million at December 31, 2004. Purchases, intended to support the future growth of the Company, totaled $2.1 million, which primarily included investments of $586,000 in information technology hardware, a $950,000 purchase of certain land and buildings in downtown Rockland, Maine adjacent to the Company’s branch, branch location improvement costs of $309,000 and other furniture and equipment purchases of $224,000.

Other Assets

Other assets increased $1.1 million, or 2.6%, during 2004. Resulting from the increased use in 2004 of brokered certificates of deposit as a funding source, prepaid brokered certificates of deposit premiums increased $410,000. The prepaid brokered certificates of deposit premium asset is amortized over the life of the underlying certificates of deposit. Also contributing to the increase in other assets was an increase in accounts receivable of $463,000 for principal payments on investment securities due to an increase in principal payments in the mortgage-backed securities portfolio in 2004 versus 2003, an increase of $929,000 in bank-owned life insurance due to current year earnings on the cash surrender value of the policies and an increase of $282,000 in limited partnership investments in several Maine Housing Funds to support affordable housing in the State of Maine. The above noted increases were partially offset by a decrease of $901,000 in the core deposit intangible due to normal amortization.

Liquidity

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of December 31, 2004 and 2003, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. In 2004, total deposits increased $113.6 million, or 12.6%, over 2003, ending the year at $1.0 billion. The Company experienced growth in all deposit categories in 2004 and 2003. Comparing year-end 2004 to 2003 balances, transaction accounts (demand deposits and NOW accounts) increased by $20.9 million, money market accounts by $26.3 million, savings accounts by $3.5 million and certificates of deposit by $62.9 million. The growth in certificates of deposit during 2004 reflected the utilization of brokered certificates of deposit to support asset growth, which increased $66.6 million. In 2003, total deposits increased by $50.9 million, or 6.0%, over 2002, ending the year at $901.0 million. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Total borrowings were $336.8 million at December 31, 2004, compared to $338.4 million at December 31, 2003, a decrease of $1.6 million. The decline in borrowings primarily was the result of significant increases in deposit balances, thus the Company needed to borrow less to support its earning assets. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The carrying value of loans pledged as collateral at the FHLBB was $316.7 million and $290.4 million at December 31, 2004 and 2003, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2004 and 2003. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2004 or 2003.

In addition to the liquidity sources discussed above, the Company believes the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. The Company also believes that it has additional untapped access to the national brokered deposit market. These sources are considered as liquidity alternatives in the Company’s contingent liquidity plan. The Company believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit market, could significantly impact the Company’s liquidity position.

Capital Resources

Under FRB guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its subsidiaries exceeded regulatory guidelines at December 31, 2004 and December 31, 2003. The Company’s Tier 1 capital to risk weighted assets was 11.4% and 11.5% at December 31, 2004 and 2003, respectively (see Item 8, Note 22, “Regulatory Matters,” of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at December 31, 2004 and 2003 was 8.1%.

As part of the Company’s goal to operate a safe, sound and profitable financial organization, the Company is committed to maintaining a strong capital base. Shareholders’ equity totaled $126.4 million and $119.7 million, or 8.5% and 8.7%, of total assets at December 31, 2004 and 2003, respectively. The $6.7 million, or 5.6%, increase in shareholders’ equity in 2004 was primarily attributable to net income of $19.5 million, less the costs associated with open market repurchases of approximately $4.1 million of the Company’s common stock in compliance with the Company’s previously announced stock repurchase policy, $6.1 million in cash dividends to the Company’s shareholders, and $2.1 million in unrealized losses on securities available for sale and derivative instruments, net of deferred tax expense.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock, as and when, declared by the Board of Directors. Dividends paid per share during the year ended December 31, 2004 increased by 11.1% over the corresponding period in 2003. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends, when and as, declared by each subsidiary’s Board of Directors from legally available funds. Camden National Bank declared dividends in the aggregate amount of $4.2 million and $12.7 million in 2004 and 2003, respectively. UnitedKingfield Bank declared dividends in the aggregate amount of $1.7 million and $2.5 million in 2004 and 2003, respectively. As of December 31, 2004, and subject to the limitations and restrictions under applicable law, Camden National Bank and UnitedKingfield Bank had a total of $13.5 million available for dividends to the Company, although there is no assurance that dividends will be paid at any time in any amount (refer to Note 16 within the Notes to Consolidated Financial Statements of Item 8. Financial Statements and Supplementary Data, for additional information).

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5%, or approximately 383,500 shares, of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2004, the Company has repurchased 35,972 shares of common stock at an average price of $32.34 under the current plan. On June 24, 2003, the Board of Directors of the Company voted to authorize the Company to purchase up to 400,000 shares or approximately 5% of its outstanding common stock for reasons similar to the 2004 plan. Under the 2003 plan, the Company repurchased 301,958 shares of common stock at an average price of $29.61, of which 92,630 shares were repurchased during 2004 at an average price of $31.18. The stock repurchase plans resulted in the use of $4.1 million of capital during 2004.

Effective August 27, 2002, the Company elected to adopt a fair value-based method of accounting for employee stock compensation plans prospectively and expense the compensation costs over the vesting period of the options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In prior periods, the Company disclosed in the Notes to Consolidated Financial Statements the pro forma effect on net income of compensation costs based on the fair value of the options at the grant dates consistent with SFAS No. 123. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company issued 10,000 options during 2004 and 16,000 options during 2003 (please refer to Note 1 Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements of Item 8 for expense information).

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2004, the Company had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,606	$1,442	$24	$140	$—
Other Commitments to Extend Credit	140,119	67,032	7,305	5,253	60,529

Total	$141,725	$68,474	$7,329	$5,393	$60,529

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts.

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At December 31, 2004, the Company had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,171	$628	$488	$268	$787
Capital Leases	—	—	—	—	—
Long-Term Debt	278,690	107,090	64,831	60,515	46,254
Other Long-Term Obligations	—	—	—	—	—

Total	$280,861	$107,718	$65,319	$60,783	$47,041

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company also uses cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2004, the Company had only swap agreements with a notional amount of $30 million with the following cash flows.

	Payments Due Per Period
(Dollars in thousand)	<1 year	1-3 years	4-5 years	>5 years
Fixed Payments from Counterparty	$172	$—	$—	$—
Payments based on Prime Rate	131	—	—	—

Net Cash Flow	$41	$—	$—	$—

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate, which is currently at 5.25%. The cash flow will remain positive for the Company as long as the prime rate remains below 6.9%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the prime rate increases, the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 100 bp downward shift in interest rates for 2004 and 2003. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured periodically over the past two years.

	2004 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	3.99%	(1.28)%	2.17%
-100 bp	(3.14)%	(1.37)%	(2.21)%

	2003 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	(1.44)%	(1.12)%	(1.25)%
-100 bp	(0.97)%	(0.23)%	(0.66)%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during 2004 compared to 2003 were the continued low interest rate environment during most of the year, the increase in variable rate residential, commercial real estate and consumer loans, and the level of short-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly upward as prime based loans reprice. In a sustained rising interest rate environment, net interest income benefits from the Company’s asset sensitive profile, as increases in funding costs are slower to react to rising rates than asset yields. In a falling interest rate environment, net interest income is expected to gradually trend downward as the asset base reacts more quickly to falling rates than the funding base, even though the Company uses short-term borrowings that keep funding costs lower in a declining rate environment. The risk in the various rate scenarios is well within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of December 31, 2004, the Company had a notional principal amount of $30.0 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policies. These instruments are more fully described in Item 8, Note 5, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statement.

In 2002, the Company, in order to protect a portion of its interest income revenue stream against a decreasing rate environment, acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate, based upon the Prime Rate, to a fixed rate of 6.9%. These instruments involve only the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The $30.0 million of interest rate swap agreements mature in February 2005. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into this transaction are the risk of default from the counterparty with whom the Company has entered into agreement, and poor correlation between the rate being swapped and the liability cost of the Company. The counterparty to these agreements had an investment grade rating by Moody’s and Standard and Poor’s rating agencies. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2. The FSP supersedes FSP No. 106-1, which was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

FSP No. 106-2 applies only to sponsors of single-employer plans for which (1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and (2) the expected amount of the subsidy will offset or reduce the employer-sponsor’s share of the plan’s prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004. The effects of the Act on the accumulated projected benefit obligation or net periodic postretirement benefit cost are not reflected in the consolidated financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued.

SFAS No. 123(R) will be effective for the Company’s quarterly interim financial reporting period ending September 30, 2005. Management expects that the adoption of SFAS No. 123(R) will not have a material effect on the Company’s consolidated financial statements.

Related Party Transactions

As a bank holding company, the Company’s banking subsidiaries are permitted, in their normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Company’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Company’s lending policies, federal banking regulations also requires training, audit and examination of the Company’s adherence to this policy by representatives of the Company’s federal, national and state regulators (also known as “Reg. O” requirements). As described more fully in Item 8, Note 19, “Related Parties,” of the Notes to Consolidated Financial Statements, the Company has not entered into significant non-lending related party transactions.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and when a greater amount of provision for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. Please see “Allowance for Loan and Lease Losses/Provisions for Loan Losses” and “Certain Factors Affecting Future Operating Results—Our Allowance for Loan and Lease Losses may not be adequate to cover actual loan losses” for more information.

Periodically the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change or reduction in the ALLL, is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the

Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

Valuation of Acquired Assets and Liabilities. Management utilizes numerous techniques to estimate the value of various assets held by the Company. As previously discussed, management utilized various methods to determine the appropriate carrying value of goodwill as required under SFAS No. 142. In addition, goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value. Management prepares the valuation analyses, which are then reviewed by the Board of Directors of the Company.

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

The Company makes various assumptions and judgments about the collectibility of the loan portfolio and provides an allowance for probable loan and lease losses based on a number of factors. Monthly, the Corporate Risk Management Group reviews the assumptions, calculation methodology and balance of the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, the Company’s Board of Directors, as well as the board of directors for each subsidiary bank completes a similar review of the ALLL. If the assumptions are incorrect, the ALLL may not be sufficient to cover the losses the Company could experience, which would have an adverse effect on operating results, and may also cause the Company to increase the ALLL in the future. The Company’s net income would decrease if additional amounts needed to be provided to the ALLL.

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

If we do not maintain net income growth, the market price of our common stock could be adversely affected.

The Company’s return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on the Company’s continued growth and expansion. The Company’s growth strategy has two principal components—internal and external growth. The Company’s ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets the Company serves. The Company’s ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is crucial to our external growth. In pursuing acquisition opportunities, the Company may be in competition with other companies having similar growth strategies. As a result, the Company may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In the Company’s market areas, the Company competes for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of the Company’s subsidiaries and may offer services that the Company’s subsidiaries do not or cannot provide. Our long-term success depends on the ability of the Company’s subsidiaries to compete successfully with other financial institutions in their service areas. Because the Company maintains a smaller staff and has fewer financial and other resources than larger institutions with which the Company competes, it may be limited in its ability to attract customers. If the Company is unable to attract and retain customers, the Company may be unable to continue the loan growth and the Company’s results of operations and financial condition may otherwise be negatively impacted.

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

If the Company is forced to foreclose on a defaulted mortgage loan to recover the Company’s investment, the Company may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during the Company’s ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that the Company would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property or that the Company could recoup any of the costs from any third party.

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

The Company, through its bank subsidiaries, operates in a highly regulated industry, and as a result, is subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time to time, the Company has been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although the Company maintains insurance, the scope of this coverage may not provide the Company with full, or even partial, coverage in any particular case. As a result, a judgment against the Company in any such litigation could have a material adverse effect on the Company’s financial condition and results of operation. A specific example is the previously disclosed litigation, which the Company has appealed. However, an adverse ruling against the Company may result in financial loss.

Tax Legislation.

Changes in tax legislation could have a material impact on the Company’s results of operations. The State of Maine may replace its current franchise tax on financial institutions with a corporate-based tax.

Financial Tables

Table 1—Three-Year Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding amount of interest income on interest-earning assets and the average yields, the amount of interest expense on interest-bearing liabilities and average costs, net interest income, net interest spread and net interest margin.

Analysis of Change in Net Interest Margin on Earning Assets

	DECEMBER 31, 2004			DECEMBER 31, 2003			DECEMBER 31, 2002
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities—taxable	$295,604	$12,853	4.35%	$293,101	$14,531	4.96%	$292,279	$17,459	5.97%
Securities—nontaxable (1)	8,550	532	6.22%	8,873	535	6.03%	8,936	562	6.29%
Federal funds sold	302	3	0.99%	129	1	0.78%	15,729	250	1.59%
Loans (1) (2) (3)	1,009,649	59,046	5.85%	897,811	56,205	6.26%	757,733	55,370	7.31%

Total interest-earning assets	1,314,105	72,434	5.51%	1,199,914	71,272	5.94%	1,074,677	73,641	6.86%

Cash and due from banks	31,653			30,389			28,189
Other assets	63,405			66,048			63,565
Less: ALLL	14,265			15,111			14,232

Total assets	$1,394,898			$1,281,240			$1,152,199

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$113,674	$214	0.19%	$105,122	$221	0.21%	$96,707	$401	0.41%
Savings accounts	110,384	384	0.35%	105,330	484	0.46%	92,839	815	0.88%
Money market accounts	209,504	2,487	1.19%	174,321	1,565	0.90%	155,742	2,397	1.54%
Certificates of deposit	294,950	7,959	2.70%	307,026	9,241	3.01%	309,413	10,880	3.52%
Broker certificates of deposit	110,466	3,894	3.53%	58,895	2,664	4.52%	55,642	2,597	4.67%
Borrowings	296,415	8,109	2.74%	291,646	9,059	3.11%	224,659	9,325	4.15%

Total interest-bearing liabilities	1,135,393	23,047	2.03%	1,042,340	23,234	2.23%	935,002	26,415	2.83%

Demand deposits	126,973			109,370			95,824
Other liabilities	10,470			10,082			10,496
Shareholders’ equity	122,062			119,448			110,877

Total liabilities and shareholders’ equity	$1,394,898			$1,281,240			$1,152,199

Net interest income (fully-taxable equivalent)		49,387			48,038			47,226
Less: fully-taxable equivalent adjustment		(375)			(379)			(369)

		$49,012			$47,659			$46,857

Net interest rate spread (fully-taxable equivalent)		3.48%			3.71%			4.03%

Net interest margin (fully-taxable equivalent)		3.76%			4.00%			4.39%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.
(3)	Includes net interest income on interest swap agreements.

Table 2—Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

Analysis of Volume and Rate Changes on Net Interest Income

	DECEMBER 31, 2004 VS 2003 INCREASE (DECREASE) DUE TO			DECEMBER 31, 2003 VS 2002 INCREASE (DECREASE) DUE TO
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities—taxable	$124	$(1,802)	$(1,678)	$49	$(2,977)	$(2,928)
Securities—nontaxable	(19)	16	(3)	(4)	(23)	(27)
Federal funds sold	1	1	2	(248)	(1)	(249)
Loans	7,001	(4,160)	2,841	10,237	(9,402)	835

Total interest income	7,107	(5,945)	1,162	10,034	(12,403)	(2,369)

Interest-bearing liabilities:
NOW accounts	18	(25)	(7)	35	(215)	(180)
Savings accounts	23	(123)	(100)	110	(441)	(331)
Money market accounts	316	606	922	286	(1,118)	(832)
Certificates of deposit	(363)	(919)	(1,282)	(84)	(1,555)	(1,639)
Broker certificates of deposit	2,333	(1,103)	1,230	152	(85)	67
Borrowings	148	(1,098)	(950)	2,780	(3,046)	(266)

Total interest expense	2,475	(2,662)	(187)	3,279	(6,460)	(3,181)

Net interest income (fully-taxable equivalent)	$4,632	$(3,283)	$1,349	$6,755	$(5,943)	$812

Table 3—Securities Available for Sale and Held to Maturity

The following table sets forth the carrying amount of the Company’s investment securities as of the dates indicated:

(Dollars in thousands)	2004	2003	2002
Securities available for sale:
U.S. Treasury and agency	$72,652	$36,102	$108,012
Mortgage-backed securities	222,309	237,172	150,170
State and political subdivisions	8,476	8,738	8,935
Other debt securities	13,751	16,229	35,775
Equity securities	4,693	4,710	10,888

	321,881	302,951	313,780

Securities held to maturity:
U.S. Treasury and agency	—	798	995
State and political subdivisions	2,117	—	—

	2,117	798	995

	$323,998	$303,749	$314,775

Table 4—Maturities of Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of amount of the Company’s investment securities at December 31, 2004.

	Available for sale		Held to maturity
(Dollars in thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and Agency:
Due in 1 year or less	$—	0.000%	$—	0.000%
Due in 1 to 5 years	72,652	3.290%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	72,652	3.290%	—	0.000%

Mortgage-backed securities:
Due in 1 year or less	883	6.910%	—	0.000%
Due in 1 to 5 years	19,417	5.190%	—	0.000%
Due in 5 to 10 years	34,673	4.810%	—	0.000%
Due after 10 years	167,336	4.690%	—	0.000%

	222,309	4.760%	—	0.000%

State and political subdivisions:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	7,335	4.520%	—	0.000%
Due in 5 to 10 years	1,141	4.700%	1,149	4.320%
Due after 10 years	—	0.000%	968	3.870%

	8,476	4.550%	2,117	4.110%

Other debt securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	48	8.000%	—	0.000%
Due in 5 to 10 years	2,579	4.000%	—	0.000%
Due after 10 years	11,124	4.170%	—	0.000%

	13,751	4.150%	—	0.000%

Other equity securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	1,068	6.370%	—	0.000%
Due in 5 to 10 years	3,625	7.600%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	4,693	7.320%	—	0.000%

Total securities	$321,881	4.430%	$2,117	4.110%

Table 5—Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands) As of December 31,	2004	2003	2002	2001	2000
Commercial	$569,248	$535,741	$461,841	$423,893	$364,169
Residential real estate	322,168	288,011	243,858	204,043	235,554
Consumer	169,336	128,151	96,323	86,375	90,231
Municipal	8,134	14,470	6,302	9,234	10,924
Other	408	482	558	497	462

	$1,069,294	$966,855	$808,882	$724,042	$701,340

Table 6—Scheduled Contractual Amortization of Certain Loans at December 31, 2004

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over one year, approximately 65.9% are variable rate loans. The following table presents the maturities of loans at December 31, 2004:

(Dollars in thousands)	<1 Year	1 Through 5 Years	More Than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Commercial	$11,982	$27,486	$12,876	$52,344
Residential real estate	1,726	7,922	197,987	207,635
Consumer	1,739	7,798	19,278	28,815

Variable Rate:
Commercial	62,509	51,799	402,596	516,904
Residential real estate	4	518	114,010	114,532
Consumer	4,785	2,367	133,778	140,930
Municipal	2,042	2,827	3,265	8,134

	$84,787	$100,717	$883,790	$1,069,294

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

Table 7—Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table sets forth information concerning the activity in the Company’s allowance for loan and lease losses during the periods indicated.

Five-Year Activity in the Allowance for Loan and Lease Losses

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Allowance at the beginning of period	$14,135	$15,242	$13,514	$10,801	$9,390
Provision for loan and lease losses	(685)	(150)	3,080	3,681	2,930
Charge-offs:
Commercial loans	243	1,183	1,034	536	1,296
Residential real estate loans	55	710	678	552	432
Consumer loans	201	200	378	461	417

Total loan charge-offs	499	2,093	2,090	1,549	2,145

Recoveries:
Commercial loans	505	633	212	324	421
Residential real estate loans	35	296	311	64	29
Consumer loans	150	207	215	193	176

Total loan recoveries	690	1,136	738	581	626

Net (recoveries) charge-offs	(191)	957	1,352	968	1,519

Allowance at the end of the period	$13,641	$14,135	$15,242	$13,514	$10,801

Average loans outstanding	$1,009,649	$897,812	$757,733	$732,460	$675,316

Net charge-offs to average loans outstanding	(0.02)%	0.11%	0.18%	0.13%	0.22%
Provision for loan and lease losses to average loans outstanding	(0.07)%	(0.02)%	0.41%	0.50%	0.43%
Allowance for loan and lease losses to total loans	1.28%	1.46%	1.88%	1.87%	1.54%
Allowance for loan and leases losses to net charge-offs	(7141.88)%	1477.01%	1127.37%	1396.07%	711.06%
Allowance for loan and lease losses to non-performing loans	213.64%	207.62%	183.64%	167.46%	166.48%

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

Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

	AS OF DECEMBER 31,
(Dollars in thousands)	2004		2003		2002		2001		2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial loans	$9,407	54%	$10,761	57%	$12,418	58%	$11,079	60%	$5,972	55%
Residential real estate loans	1,122	30%	1,705	30%	1,395	30%	1,068	28%	2,329	32%
Consumer loans	1,182	16%	1,299	13%	1,256	12%	1,084	12%	1,218	13%
Unallocated	1,930	N/A	370	N/A	173	N/A	283	N/A	1,282	N/A

	$13,641	100%	$14,135	100%	$15,242	100%	$13,514	100%	$10,801	100%

Table 9—Five Year Schedule of Non-performing Assets

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

	DECEMBER 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Non–accrual loans	$5,940	$5,798	$8,300	$7,302	$4,644
Accruing loans past due 90 days	445	1,010	—	768	1,844

Total non-performing loans	6,385	6,808	8,300	8,070	6,488

Other real estate owned	—	158	490	196	380

Total non-performing assets	$6,385	$6,966	$8,790	$8,266	$6,868

Non-performing loans to total loans	0.60%	0.70%	1.03%	1.11%	0.93%
Allowance for loan and lease losses to non-performing loans	213.64%	207.62%	183.64%	167.46%	166.48%
Non-performing assets to total assets	0.43%	0.51%	0.72%	0.76%	0.68%
Allowance for loan and lease losses to non-performing assets	213.64%	202.91%	173.40%	163.49%	157.27%

Table 10—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2004

The maturity dates of certificates of deposit, including broker certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in thousands)	December 31, 2004
Time remaining until maturity:
Less than 3 months	$27,865
3 months through 6 months	13,419
6 months through 12 months	37,735
Over 12 months	146,180

$225,199

Table 11—Borrowed Funds

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 47.9% of all borrowings mature or reprice within the next three months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2004, 2003, and 2002.

	At or for the year ended December 31,
(Dollars in thousands)	2004	2003	2002
Average balance outstanding	$296,415	$291,645	$224,659
Maximum amount outstanding at any month-end during the year	352,232	338,408	246,865
Balance outstanding at end of year	336,820	338,408	238,861
Weighted average interest rate during the year	3.12%	3.51%	4.83%
Weighted average interest rate at end of year	2.89%	2.40%	4.61%

Table 12—Interest Rate Sensitivity or “GAP”

Interest rate sensitivity or “gap” management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities. This reduces interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and customer’ fluctuating demands for funds, either in terms of loan requests or deposit withdrawals. Major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. Gap management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

(Dollars in thousands)	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$17,490	$46,033	$233,406	$296,929
Variable rate loans	772,365	—	—	772,365
Investment securities
Available for sale	883	100,520	220,478	321,881
Held to maturity	—	—	2,117	2,117

Total interest-earning assets	790,738	146,553	456,001	1,393,292

Interest-bearing liabilities:
Savings accounts	25,762	—	86,248	112,010
NOW accounts	—	—	120,203	120,203
Money market accounts	211,060	—	—	211,060
Certificate accounts	203,162	218,962	17,206	439,330
Borrowings	107,090	124,346	46,254	277,690

Total interest-bearing liabilities	547,074	343,308	269,911	1,160,293

Interest sensitivity gap per period	$243,664	$(196,755)	$186,090

Cumulative interest sensitivity gap	$243,664	$46,909	$232,999

Cumulative interest sensitivity gap as a percentage of total assets	16.35%	3.15%	15.64%

Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	145%	105%	120%

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The information contained in the section captions Management’s Discussion and Analysis of Financial Condition and Results of Operation—”Market Risk” in Item 7 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Condition

	DECEMBER 31,
(In thousands, except number of shares and per share data)	2004	2003
Assets
Cash and due from banks	$31,573	$37,164
Securities available for sale, at market	321,881	302,951
Securities held to maturity (market value $2,078 and $798 at December 31, 2004 and 2003, respectively)	2,117	798
Loans, less allowance for loan and lease losses of $13,641 and $14,135 at December 31, 2004 and 2003, respectively	1,055,653	952,720
Premises and equipment, net	16,392	15,739
Other real estate owned	—	158
Interest receivable	5,916	5,209
Core deposit intangible	2,924	3,825
Goodwill	3,991	3,518
Other assets	49,418	48,281

Total assets	$1,489,865	$1,370,363

Liabilities
Deposits:
Demand	$131,998	$119,216
NOW	120,203	112,116
Money market	211,060	184,766
Savings	112,010	108,508
Certificates of deposit	439,330	376,390

Total deposits	1,014,601	900,996
Borrowings from Federal Home Loan Bank	277,690	277,043
Other borrowed funds	59,130	61,365
Accrued interest and other liabilities	12,039	11,253

Total liabilities	$1,363,460	$1,250,657

Commitments and Contingencies (Notes 5, 14, 16, 20, 21 and 22) Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,634,975 shares on December 31, 2004 and issued 8,609,898 shares on December 31, 2003	2,450	2,450
Surplus	4,440	5,353
Retained earnings	118,764	127,460
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	751	2,864
Net unrealized gains on derivative instruments, marked to market, net of tax	—	536

Total accumulated other comprehensive income	751	3,400
Less cost of 851,248 shares of treasury stock on December 31, 2003	—	18,957

Total shareholders’ equity	126,405	119,706

Total liabilities and shareholders’ equity	$1,489,865	$1,370,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

	YEAR ENDED DECEMBER 31,
(In thousands, except number of shares and per share data)	2004	2003	2002
Interest Income
Interest and fees on loans	$58,084	$55,191	$54,594
Interest on U.S. government and agency obligations	12,360	13,961	16,840
Interest on state and political subdivision obligations	352	353	372
Interest on interest rate swap agreements	2,070	2,070	1,897
Interest on federal funds sold and other investments	511	571	869

Total interest income	73,377	72,146	74,572

Interest Expense
Interest on deposits	14,963	14,175	17,090
Interest on other borrowings	8,084	9,059	9,325
Interest on interest rate swap agreements	1,318	1,253	1,300

Total interest expense	24,365	24,487	27,715

Net interest income	49,012	47,659	46,857
(Recovery of) Provision for Loan and Lease Losses	(685)	(150)	3,080

Net interest income after (recovery of) provision for loan and lease losses	49,697	47,809	43,777

Non-interest Income
Service charges on deposit accounts	3,700	3,712	3,770
Other service charges and fees	1,380	1,652	1,965
Merchant assessments	—	—	2,135
Trust and investment management income	3,931	3,506	3,625
Brokerage and insurance commissions	335	324	252
Gain on sale of securities	684	301	156
Other income	1,369	1,334	2,556

Total non-interest income	11,399	10,829	14,459

Non-interest Expenses
Salaries and employee benefits	17,367	16,895	16,500
Net occupancy	2,229	2,261	2,299
Furniture, equipment and data processing	1,951	1,869	2,132
Merchant program	—	—	1,812
Amortization of core deposit intangible	901	941	941
Acquisition related	—	—	75
Other expenses	9,434	8,458	8,552

Total non-interest expenses	31,882	30,424	32,311

Income before income taxes and cumulative effect of accounting change	29,214	28,214	25,925
Income Taxes	9,721	9,286	8,425

Income before cumulative effect of accounting change	19,493	18,928	17,500
Cumulative effect of change in accounting for goodwill, net of tax benefit of $241	—	—	449

Net Income	$19,493	$18,928	$17,051

Per Share Data
Basic earnings per share before cumulative effect of accounting change	$2.54	$2.39	$2.18
Cumulative effect of change in accounting for goodwill, net of tax benefit	—	—	(0.06)

Basic earnings per share	2.54	2.39	2.12

Diluted earnings per share before cumulative effect of accounting change	2.53	2.38	2.17
Cumulative effect of change in accounting for goodwill, net of tax benefit	—	—	(0.06)

Diluted earnings per share	2.53	2.38	2.11

Weighted average number of shares outstanding	7,685,006	7,915,743	8,049,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains on Securities Available for Sale	Net Unrealized Gains on Derivative Instruments	Bank Recognition and Retention Plan	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2001	$2,450	$5,795	$102,630	$4,514	$—	$(9)	$(10,312)	$105,068

Net income for 2002	—	—	17,051	—	—	—	—	17,051
Change in unrealized gains on derivative instruments, net of deferred taxes of $492	—	—	—	—	914	—	—	914
Change in unrealized gains on securities available for sale, net of deferred taxes of $1,200	—	—	—	2,286	—	—	—	2,286

Total comprehensive income	—	—	17,051	2,286	914	—	—	20,251
Purchase of treasury stock (37,950 shares)	—	—	—	—	—	—	(919)	(919)
Exercise of stock options (23,223 shares), net of tax benefit of $93	—	(76)	—	—	—	—	48	(28)
Bank recognition and retention plan	—	—	—	—	—	6	—	6
Cash dividends declared ($0.68 / share)	—	—	(5,550)	—	—	—	—	(5,550)

Balance at December 31, 2002	$2,450	$5,719	$114,131	$6,800	$914	$(3)	$(11,183)	$118,828

Net income for 2003	—	—	18,928	—	—	—	—	18,928
Change in unrealized gains on derivative instruments, net of deferred taxes of $288	—	—	—	—	(378)	—	—	(378)
Change in unrealized gains on securities available for sale, net of deferred taxes of $2,028	—	—	—	(3,936)	—	—	—	(3,936)

Total comprehensive income	—	—	18,928	(3,936)	(378)	—	—	14,614
Purchase of treasury stock (314,958 shares)	—	—	—	—	—	—	(8,702)	(8,702)
Exercise of stock options (46,237 shares), net of tax benefit of $88	—	(366)	—	—	—	—	928	562
Bank recognition and retention plan	—	—	—	—	—	3	—	3
Cash dividends declared ($0.72 / share)	—	—	(5,599)	—	—	—	—	(5,599)

Balance at December 31, 2003	$2,450	$5,353	$127,460	$2,864	$536	$—	$(18,957)	$119,706

Net income for 2004	—	—	19,493	—	—	—	—	19,493
Change in unrealized gains on derivative instruments, net of deferred taxes of $286	—	—	—	—	(536)	—	—	(536)
Change in unrealized gains on securities available for sale, net of deferred taxes of $1,071	—	—	—	(2,113)	—	—	—	(2,113)

Total comprehensive income	—	—	19,493	(2,113)	(536)	—	—	16,844
Purchase of treasury stock (92,630 shares)	—	—	—	—	—	—	(2,896)	(2,896)
Exercise of stock options (4,824 shares), net of tax benefit of $24	—	(39)	—	—	—	—	108	69
Retirement of treasury stock on June 30, 2004	—	(831)	(20,914)	—	—	—	21,745	—
Purchase of common stock (35,972 shares)	—	(43)	(1,128)	—	—	—	—	(1,171)
Exercise of stock options (100 shares)	—	—	2	—	—	—	—	2
Cash dividends declared ($0.80 / share)	—	—	(6,149)	—	—	—	—	(6,149)

Balance at December 31, 2004	$2,450	$4,440	$118,764	$751	$—	$—	$—	$126,405

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
(In thousands)	2004	2003	2002
Operating Activities
Net Income	$19,493	$18,928	$17,051
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of ) provision for loan and lease losses	(685)	(150)	3,080
Depreciation and amortization	2,189	2,852	3,129
Decrease in Bank Recognition and Retention Plan obligation	—	3	6
Increase in interest receivable	(313)	(163)	(724)
Decrease in core deposit intangible	901	942	941
Increase in other assets	(616)	(2,266)	(2,841)
Increase in other liabilities	392	1,389	613
Goodwill impairment loss	—	—	690
Gain on sale of securities	(684)	(301)	(156)

Net cash provided by operating activities	20,677	21,234	21,789

Investing Activities
Proceeds from maturities of securities held to maturity	800	1,400	1,550
Proceeds from sales and maturities of securities available for sale	100,310	235,612	83,748
Purchase of securities held to maturity	(2,117)	(1,195)	(1,588)
Purchase of securities available for sale	(122,978)	(231,165)	(131,401)
Net increase in loans	(102,248)	(158,930)	(86,192)
Net decrease (increase) in other real estate owned	158	332	(295)
Purchase of premises and equipment	(2,065)	(317)	(1,036)

Net cash used by investing activities	(128,140)	(154,263)	(135,214)

Financing Activities
Net increase in deposits	113,605	50,862	86,566
Proceeds from Federal Home Loan Bank borrowings	14,442,731	15,000,030	2,656,280
Repayments on Federal Home Loan Bank borrowings	(14,442,084)	(14,914,888)	(2,633,211)
Net (decrease) increase in other borrowed funds	(2,235)	14,405	4,949
Purchase of treasury stock	(2,896)	(8,702)	(919)
Purchase of common stock	(1,171)	—	—
Proceeds from stock issuance under option plan	71	562	86
Exercise and repurchase of stock options	—	—	(114)
Cash dividends paid	(6,149)	(5,599)	(5,550)

Net cash provided by financing activities	101,872	136,670	108,087

Net (decrease) increase in cash and cash equivalents	(5,591)	3,641	(5,338)
Cash and cash equivalents at beginning of year	37,164	33,523	38,861

Cash and cash equivalents at end of year	$31,573	$37,164	$33,523

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$23,970	$25,219	$27,683
Income tax	8,815	9,026	8,424
Non-Cash transactions:
Transfer from loans to other real estate owned	56	20	492
Securitization of mortgage loans	—	—	16,699
Transfer from premises and equipment to other real estate owned	—	—	337

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Amounts in tables expressed in thousands, except number of shares and per share data)

NATURE OF OPERATIONS.

Camden National Corporation (or the “Company”), as a multi-bank holding company, provides financial services to its customers through four major subsidiaries. Camden National Bank and UnitedKingfield Bank provide traditional commercial and consumer financial services through 28 branch locations in central, southern, mid-coast and western Maine and by online access. Acadia Trust, N.A. provides trust and investment management services to their clients, who are primarily located in the State of Maine, and to the clients of the Company’s two banking subsidiaries.

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

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The use of different estimates or assumptions could produce different results. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses (“ALLL”), the review of goodwill and intangible asset impairments, the estimated lives of premises and equipment, the valuation of mortgage servicing rights and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Cash. The Company is required to comply with various laws and regulations of the Federal Reserve Bank (“FRB”), which require the Company to maintain certain amounts of cash on deposit and restrict the Company from investing those amounts. The Company maintains those balances at the FRB of Boston. In the normal course of business, the Company has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). For the statement of cash flows, cash and cash equivalents consist of cash and due from banks.

Investment Securities. The Company has classified its investment securities into securities available for sale and securities to be held to maturity.

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

(Amounts in tables expressed in thousands, except number of shares and per share data)

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

Loan Servicing. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: interest rate, fixed versus variable rate and period of origination. The amount of impairment recognized is the amount by which the carrying amount of capitalized mortgage servicing rights for a stratum exceeds their fair value.

Loans. Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balance, adjusted for any charge-offs, the ALLL and any deferred fees or costs. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. The accrual of interest on loans is discontinued on loans 90 days or more past due unless they are adequately secured and in the process of collection or when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, interest income is reduced for all accrued but unpaid interest. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 120 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible.

Fees received and direct costs incurred for the origination of loans are deferred and recognized as an adjustment of loan yield.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses and lease losses to such loans. If these allocations cause the allowance for loan and lease losses to require an increase, such increase is reported as provision for loan and lease losses.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level believed adequate to absorb expected future charge-offs of loans deemed uncollectible. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions,

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

known and inherent risk characteristics of the various loan categories, current loan mix and loan volumes, loan growth, trends in the level of criticized or classified assets, results of examinations by regulatory authorities, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and other pertinent factors. The ALLL is increased by provisions charged to operating expense and by recoveries on loans previously charged off. A smaller provision for loan and lease losses results in higher net income and a greater amount of provision for loan and lease losses results in lower net income. Credits deemed uncollectible are charged against the ALLL. In connection with the determination of the allowance for loan and lease losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

Other Real Estate Owned. Other real estate owned represents real estate acquired through foreclosure or upon receipt of a deed in lieu of foreclosure. The valuation of this property is accounted for individually at the lower of the book value of the loan satisfied or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, the difference is treated as a loan loss. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by recording a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate market value for the property.

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions.

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

Goodwill. Goodwill is tested at least annually for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions.

Other Borrowed Funds. Other borrowed funds consist of commercial and consumer repurchase agreements, federal funds purchased, and treasury, tax and loan deposits. Securities sold under agreements to repurchase and federal funds purchased generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury, tax and loan deposits generally do not have fixed maturity dates.

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

(Amounts in tables expressed in thousands, except number of shares and per share data)

Earnings Per Share. Basic earnings per share data is computed based on the weighted average number of the Company’s common shares outstanding during each year. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method.

Financial Instruments with Off-Balance Sheet Risk. In the ordinary course of business, the Company has entered into credit related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Post-Retirement and Supplemental Retirement Plans. The cost of providing post-retirement benefits is accrued during the active service period of the employee.

Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the Consolidated Statement of Condition at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”) or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge, and the change in fair value of the hedged item, are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur or that the designation of the derivative as a hedging instrument is no longer appropriate.

Fair Value Disclosures. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

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

(Amounts in tables expressed in thousands, except number of shares and per share data)

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

Deposits: The fair value of demand and NOW deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered in the Company’s market for deposits of similar remaining maturities.

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

Stock-Based Compensation. On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan, which is the plan currently available for future grants. The plan allows the Company to grant options to employees for up to 800,000 additional shares of the Company common stock. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled. During 2004, the Company granted 10,000 stock options to employees, which have a five-year vesting schedule. During 2003, the Company issued 16,000 stock options to employees, which were expensed as options on the date of grant. There were no options granted during 2002.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in each year: in 2004, dividend yield of 2.3%, expected volatility of 4.43%, risk-free interest rate of 3.75%, and expected lives of 10 years, in 2003, dividend yield of 2.6%, expected volatility of 2.41%, risk-free interest rate of 3.99%, and expected lives of 10 years.

Reclassifications. Certain items from the prior years were reclassified to conform to the current year presentation.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

2. GOODWILL

In connection with the transitional goodwill impairment evaluation, SFAS No. 142, “Goodwill and Other Intangible Assets” required the Company to perform an assessment of whether there was an indication that goodwill was permanently impaired as of the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. As a result of this process, the Company identified Banking and Financial Services as reporting units based on operational characteristics, the existence of discrete financial information and direct management review of these units. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the transitional impairment loss, net of taxes, was recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income.

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

During the second quarter of 2004, the Company completed a transaction in which UnitedKingfield Bank, a wholly owned subsidiary, purchased and assumed certain deposit liabilities and assets of the Greenville, Maine branch of another institution, while simultaneously selling certain deposit liabilities and assets of its Jackman, Maine branch to that institution. As a result of the transaction, the Company recorded $473,000 of banking goodwill.

At December 31, 2004, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

At December 31, 2003, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$1,800	$2,408	$4,208
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$1,800	$1,718	$3,518

At June 30, 2003 and 2004, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

3. CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	December 31, 2004	December 31, 2003
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	6,500	5,599

Core deposit intangible, net	$2,924	$3,825

Amortization expense related to the core deposit intangible amounted to $901,000 for the year ended December 31, 2004 and $941,000 for the years ended December 31, 2003 and 2002. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $884,000 in 2005, $864,000 in 2006, $856,000 in 2007 and $320,000 in 2008.

4. INVESTMENT SECURITIES

The following tables summarize the amortized costs and market values of securities available for sale and held to maturity, as of the dates indicated:

	DECEMBER 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government corporations and agencies	$73,061	$42	$(451)	$72,652
Obligations of states and political subdivisions	8,198	278	—	8,476
Mortgage-backed securities	221,103	2,191	(985)	222,309
Other debt securities	13,868	1	(118)	13,751

Total debt securities	316,230	2,512	(1,554)	317,188

Equity securities	4,495	198	—	4,693

Total securities available for sale	$320,725	$2,710	$(1,554)	$321,881

Held to maturity
Obligations of states and political subdivisions	$2,117	$—	$(39)	$2,078

Total securities held to maturity	$2,117	$—	$(39)	$2,078

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

	DECEMBER 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,955	$1,147	$—	$36,102
Obligations of states and political subdivisions	8,300	438	—	8,738
Mortgage-backed securities	234,675	3,322	(825)	237,172
Other debt securities	16,189	84	(44)	16,229

Total debt securities	294,119	4,991	(869)	298,241

Equity securities	4,493	217	—	4,710

Total securities available for sale	$298,612	$5,208	$(869)	$302,951

Held to maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$798	$—	$—	$798

Total securities held to maturity	$798	$—	$—	$798

Investments with unrealized losses at December 31, 2004 and 2003, and the length of time they have been in a continuous loss position, are as follows:

	2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$64,718	$(451)	$—	$—	$64,718	$(451)
Obligations of states and political subdivisions	2,078	(39)	—	—	2,078	(39)
Mortgage-backed securities	110,923	(627)	15,860	(358)	126,783	(985)
Other debt securities	11,648	(118)	—	—	11,648	(118)

Total	$189,367	$(1,235)	$15,860	$(358)	$205,227	$(1,593)

	2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$135,608	$(825)	$—	$—	$135,608	$(825)
Other debt securities	5,786	(44)	—	—	5,786	(44)

Total	$141,394	$(869)	$—	$—	$141,394	$(869)

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At December 31, 2004, the Company held two mortgage-backed securities issued by Fannie Mae, which account for nearly 100% of the greater than 12 months unrealized loss position. Management feels that the position is primarily due to the changes in the interest rate environment and that there is little risk of loss and, therefore, the securities are not considered other-than-temporarily impaired. At December 31, 2003, management determined that no investments were other-than-temporarily impaired.

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$884	$883
Due after one year through five years	86,114	86,101
Due after five years through ten years	38,521	38,369
Due after ten years	190,711	191,835

	$316,230	$317,188

Held to maturity
Due after ten years	$2,117	$2,078

	$2,117	$2,078

Proceeds from the sale of investments (specific identification method) classified as available for sale during 2004 were $25.3 million, which resulted in gross realized gains of $683,700. Proceeds from the sale of investments classified as available for sale during 2003 were $31.0 million, which resulted in gross realized gains of $301,200. Proceeds from the sale of investments classified as available for sale during 2002 were $8.2 million, which resulted in gross realized gains of $156,300. There were no sales in the held to maturity portfolio during 2004, 2003 or 2002.

At December 31, 2004 and 2003, securities with an amortized cost of $244.4 million and $232.0 million and a fair value of $244.9 million and $234.8 million, respectively, were pledged to secure FHLBB advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate swap agreements with notional amounts of $30.0 million at December 31, 2004. Under these agreements the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. These agreements contributed $752,000, $817,000 and $597,000 to net interest income for the years ended December 31, 2004, 2003, and 2002, respectively. In accordance with SFAS No. 133, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements are recorded in other comprehensive income. As of December 31, 2004, the fair value of the swaps, with a maturity date of February 1, 2005 and a narrowing interest income spread due to increases in the Prime Rate, was reduced to zero in the Consolidated Statement of Changes in Shareholders’ Equity.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

6. LOANS

The composition of the Company’s loan portfolio at December 31 was as follows:

	2004	2003
Commercial loans	$569,248	$535,741
Residential real estate loans	323,249	289,119
Consumer loans	169,336	128,151
Municipal loans	8,134	14,470
Other loans	408	482

Total loans	1,070,375	967,963
Less deferred loan fees net of costs	1,081	1,108
Less allowance for loan and lease losses	13,641	14,135

	$1,055,653	$952,720

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

The Company sold fixed-rate residential mortgage loans on the secondary market, which resulted in a net loss on the sale of loans of $91,400 and $317,100 for the years ended December 31, 2004 and 2003, respectively, and a net gain on the sale of loans of $97,200 for the year ended December 31, 2002.

As of December 31, 2004 and 2003, non-accrual loans were $5.9 million and $5.8 million, respectively. Interest foregone was approximately $357,000, $391,000 and $546,000 for 2004, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

7. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	DECEMBER 31,
	2004	2003	2002
Beginning balance	$14,135	$15,242	$13,514
(Recovery of) provision for loan and lease losses	(685)	(150)	3,080
Recoveries	690	1,136	738
Loans charged off	(499)	(2,093)	(2,090)

Net recoveries (charge-offs)	191	(957)	(1,352)

Ending balance	$13,641	$14,135	$15,242

Information regarding impaired loans is as follows:

	DECEMBER 31,
	2004	2003	2002
Average investment in impaired loans	$6,410	$6,423	$7,698
Interest income recognized on impaired loans, cash basis	172	305	341
Balance of impaired loans	5,413	5,798	8,300
Portion of impaired loan balance for which an allowance for credit losses is allocated	5,413	5,798	8,300
Portion of allowance for loan and lease losses allocated to the impaired loan balance	1,740	1,548	1,824

8. SECURITIZATION OF MORTGAGE LOANS

As part of a balance sheet management program, the Company securitized with Freddie Mac $16.7 million of residential mortgage loans during 2002. The Company did not securitize any loans during 2004 or 2003. The 2002 transaction resulted in the Company’s loan balances decreasing, as those assets shifted to investment securities. The Company receives annual servicing fees as compensation for servicing the outstanding balances. The Company has no retained interests in the securitized residential mortgage loans. In addition, $209,000 of mortgage servicing rights associated with the transactions was recognized in income during 2002.

9. MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2004	2003	2002
Balance of loans serviced for others	$135,304	$143,926	$154,084
Mortgage Servicing Rights:
Balance at beginning of year	$897	$965	$845
Mortgage servicing rights capitalized	153	677	643
Amortization charged against mortgage servicing fee income	(283)	(724)	(523)
Valuation adjustment	10	(21)	—

Balance at end of period	$777	$897	$965

Valuation Allowance:
Balance at beginning of year	$(21)	$—	$—
Increase in impairment reserve	(7)	(72)	—
Reduction of impairment reserve	17	51	—

Balance at end of period	$(11)	$(21)	$—

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $364,500 and $404,500 at December 31, 2004 and 2003, respectively.

10. PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

	2004	2003
Land and buildings	$16,205	$15,423
Furniture, fixtures and equipment	14,539	13,746
Leasehold improvements	1,299	1,280
Construction in process	62	—

	32,105	30,449
Less: Accumulated depreciation and amortization	15,713	14,710

	$16,392	$15,739

Depreciation expense was $1.5 million for 2004 and 2003 and $1.7 million for 2002.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

11. OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

	2004	2003	2002
Beginning balance	$158	$490	$195
Additions	56	20	492
Less: properties sold	196	299	104
Less: writedowns	18	53	93

Ending balance	$—	$158	$490

12. DEPOSITS

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $79.6 million and $77.1 million at December 31, 2004 and 2003, respectively. Certificates of deposit included brokered deposits in the amount of $145.6 million and $79.0 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

2005	$203,162
2006	87,979
2007	61,262
2008	39,818
2009	29,903
Thereafter	17,206

$439,330

13. BORROWINGS

A summary of the borrowings from the FHLBB is as follows:

DECEMBER 31, 2004

Principal Amounts	Interest Rates	Maturity Date
$107,090	1.90% – 2.33%	2005
21,363	3.97% – 5.55%	2006
42,468	3.31% – 4.47%	2007
28,515	2.17% – 3.59%	2008
32,000	3.69% – 4.97%	2009
10,000	4.95%	2010
34,000	4.07% – 5.02%	2011
2,254	3.92%	2013

$277,690

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

DECEMBER 31, 2003

Principal Amounts	Interest Rates	Maturity Date
$123,600	1.00% – 5.19%	2004
8,000	1.90% – 2.21%	2005
31,806	1.15% – 5.55%	2006
18,452	4.27% – 4.47%	2007
36,710	1.25% – 3.59%	2008
12,000	4.88% – 4.97%	2009
10,000	4.95%	2010
34,000	4.07% – 5.02%	2011
2,475	3.92%	2013

$277,043

Short- and long-term borrowings from the FHLBB consist of fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The carrying value of loans pledged as collateral was $316.7 million and $290.4 million at December 31, 2004 and 2003, respectively. The FHLBB at its discretion can call $71.0 million of the Company’s long-term borrowings. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2004 and 2003. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2004 or 2003.

The Company utilizes other borrowings in the form of treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. Balances outstanding at December 31 are shown in the table below:

	2004	2003
Federal funds purchased	$—	$3,500
Treasury, tax and loan deposits	892	496
Securities sold under repurchase agreements	58,238	57,369

Total other borrowed funds	$59,130	$61,365

Weighted-average rate at the end of period	0.66%	0.67%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

14. EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The measurement date used to determine post-retirement benefits is December 31. Information regarding the post-retirement benefit plan is as follows:

	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of the year	$977	$852	$765
Service cost	68	61	57
Interest cost	65	58	53
Actuarial loss	—	47	15
Benefits paid	(42)	(41)	(38)

Benefit obligation at end of year	1,068	977	852

Funded status	(1,068)	(977)	(852)
Unrecognized net actuarial loss	264	277	242
Unrecognized net prior service cost	(30)	(46)	(62)

Accrued benefit cost, included in other liabilities	$(834)	$(746)	$(672)

Weighted-average discount rate assumption used to determine benefit obligation	6.5%	7.0%	7.0%
Weighted-average discount rate assumption used to determine net benefit costs	6.5%	7.0%	7.0%

	2004	2003	2002
Components of net periodic benefit cost
Service cost	$68	$61	$57
Interest cost	65	58	53
Amortization of prior service cost	(16)	(16)	(16)
Recognized net actuarial loss	13	12	11

Net periodic benefit cost	$130	$115	$105

The expected benefit payments for the next ten years are $39,000 for 2005, $43,000 for 2006, $53,000 for 2007, $60,000 for 2008, $65,000 for 2009, and a total of $392,000 for the years 2010 through 2014. The expected benefit expense for 2005 is $39,000.

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

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

In December 2003, the President signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation (APBO) and net periodic post-retirement benefit cost for the Plan:

•	A subsidy to plan sponsors based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,00; and

•	The opportunity for a retiree to obtain a prescription drug benefit under Medicare.

The effects of the Act on the accumulated projected benefit obligation or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan for certain officers. The agreement provides that current active participants will be paid a life annuity upon retirement or 15 years guaranteed benefit upon death. The expense of this supplemental plan was $570,500, $475,400 and $403,000 in 2004, 2003 and 2002, respectively. The accrued liability of this plan at December 31, 2004 and 2003 was $2.5 million and $2.1 million, respectively.

401(k) / Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their compensation and may make additional contributions subject to the discretion of the Board of Directors. For the years ended December 31, 2004, 2003 and 2002, aggregate expenses under the plan amounted to $847,200, $638,100 and $772,000, respectively.

Bank Recognition and Retention Plan

The Company maintains a Bank Recognition and Retention Plan (“BRRP”) as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable such Company officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. The Company recognized expense through 2003 related to the BRRP based on the vesting schedule. Participants are vested at a rate of 20% per year commencing one year from the date of the award. Total expense related to the BRRP was $2,900 for 2003 and $5,700 for 2002.

15. SEGMENT REPORTING

The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management and trust services. While the Company’s senior management team monitors operations of each subsidiary, these subsidiaries primarily operate in the banking industry. Substantially all revenues and services are derived from banking products and services in Maine. Accordingly, the Company’s subsidiaries are considered by management to be aggregated in one reportable operating segment.

16. SHAREHOLDERS’ EQUITY

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiary banks are subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

capital and restrict the amount of dividends that may be distributed by the subsidiary banks to the Company. The Company paid $6.1 million, $5.6 million and $5.6 million in dividends to shareholders for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan. The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, the Company had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below.

	2004
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	78,802	$16.84
Granted during the year	10,000	32.32
Exercised during the year	5,672	16.45

Outstanding at end of year	83,130	$18.73

Exercisable at end of year	65,130	$15.50

Weighted-average fair value of options granted during the year		$3.72

	2003
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	120,886	$14.62
Granted during the year	16,000	26.16
Exercised during the year	58,084	14.80

Outstanding at end of year	78,802	$16.84

Exercisable at end of year	68,802	$15.22

Weighted-average fair value of options granted during the year		$2.58

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

	2002
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	147,163	$14.44
Exercised during the year	24,004	13.34
Forfeited during the year	2,273	16.29

Outstanding at end of year	120,886	$14.62

Exercisable at end of year	120,886	$14.62

The following table summarizes information related to options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$12.33	34,700	2.0	$12.33	34,700	$12.33
16.29 – 18.75	14,680	4.0	17.80	14,680	17.80
18.38	3,750	5.0	18.38	3,750	18.38
16.00	5,000	7.0	16.00	5,000	16.00
23.08 – 28.00	15,000	9.0	26.36	7,000	24.49
31.15 – 34.66	10,000	10.0	32.32	—	—

	83,130	5.0	$18.73	65,130	$15.50

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
Net income, as reported	$19,493	$18,928	$17,051
Weighted-average shares	7,685,006	7,915,743	8,049,629
Effect of dilutive employee stock options	34,782	29,843	47,841
Adjusted weighted-average shares and assumed conversion	7,719,788	7,945,586	8,097,470
Basic earnings per share	$2.54	$2.39	$2.12
Diluted earnings per share	$2.53	$2.38	$2.11

All outstanding and exercisable options at December 31, 2004, 2003 and 2002 were in-the-money options as the exercise price was less than the average market price of the common stock.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

18. INCOME TAXES

The current and deferred components of income tax expense were as follows:

	2004	2003	2002
Current:
Federal	$8,932	$8,849	$8,611
State	314	299	268

	9,246	9,148	8,879
Deferred:
Federal	475	138	(454)

	$9,721	$9,286	$8,425

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes and cumulative effect of accounting change, as follows:

	2004	2003	2002
Computed tax expense	$10,225	$9,875	$9,074
Increase (reduction) in income taxes resulting from:
Tax exempt income	(230)	(218)	(250)
State taxes, net of federal benefit	204	194	174
Income from life insurance	(325)	(255)	(302)
Low income housing credits	(336)	(284)	(303)
Other	183	(26)	32

	$9,721	$9,286	$8,425

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2004		2003
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$4,773	$—	$4,970	$—
Allowance for investment losses	86	—	86	—
Capitalized costs	9	—	65	—
Pension and other benefits	1,161	—	990	—
Depreciation	—	583	—	484
Deferred loan origination fees	—	662	—	191
Deferred compensation and benefits	658	—	525	—
Unrealized gains on investments available for sale	—	405	—	1,475
Unrealized gains on derivative instruments	—	—	—	289
Unrealized appreciation on loans held for sale	11	—	19	—
Interest receivable	142	—	134	—
Deposit premium	717	—	616	—
Mortgage servicing rights	—	272	—	311
Other	21	—	108	—

	$7,578	$1,922	$7,513	$2,750

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

19. RELATED PARTIES

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Changes in the composition of the board of directors or the group comprising executive officers result in additions to, or deductions from, loans outstanding to directors, executive officers or principal shareholders.

Loans to related parties that in aggregate exceed $60,000 were as follows:

	2004	2003
Balance, January 1,	$8,545	$5,044
Loans made/advanced and additions	3,809	4,868
Repayments and reductions	1,882	1,367

Balance, December 31,	$10,472	$8,545

In addition to the loans noted above, the Company had deposits at December 31, 2004 and 2003 from the same individuals of $6.3 million.

20. LEGAL CONTINGENCIES

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was named a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a loan to fund operating expenses of its ski resort. During 2004, the litigation was brought to trial where 20 of the original 21 counts were dismissed, leaving the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Camden National Bank has also obtained and recorded judgments against the Plaintiff, and management believes these judgments partially offset the verdict and as a result any exposure is immaterial. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Based on legal counsel’s opinion, management continues to believe that the allegations are unfounded and that it is probable that the judgment will be reversed upon appeal. A motion was filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005 this motion was denied. On February 1, 2005 Camden National Bank filed an appeal of the verdict to the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of December 31, 2004.

21. FINANCIAL INSTRUMENTS

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2004, 2003 or 2002.

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

As of December 31, 2004 and 2003, the Company had $30.0 million (notional principal amount) in swap contracts in which the Company is hedging prime-based variable rate commercial loans to a fixed rate of 6.90%. The interest rate swap agreements mature in February 2005.

At December 31, 2004 and 2003, the contractual or notional amounts of credit related and derivative financial instruments were as follows:

	2004	2003
Contractual
Commitments to extend credit	$140,119	$131,735
Letters of credit	1,606	901
Notional
Swaps	30,000	30,000

The estimated fair values of the Company’s financial instruments reported in the Consolidated Statements of Condition were as follows:

	DECEMBER 31, 2004		DECEMBER 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$31,573	$31,573	$37,164	$37,164
Securities available for sale	321,881	321,881	302,951	302,951
Securities held to maturity	2,117	2,078	798	798
Loans receivable	1,055,653	1,042,850	952,720	941,668
Interest receivable	5,916	5,916	5,209	5,209
Life insurance policies	20,234	20,234	19,305	19,305
Interest rate swaps	—	—	824	824

Financial liabilities:
Deposits	$1,014,601	$1,009,095	$900,996	$908,483
Borrowings from Federal Home Loan Bank	277,690	277,702	277,043	278,850
Other borrowed funds	59,130	59,130	61,365	61,365
Interest payable	3,111	3,111	2,380	2,380

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The estimated fair values of the Company’s derivative financial instruments were as follows:

DECEMBER 31, 2004
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Swaps	$20,000 10,000	1–Feb–02 1–Feb–02	1–Feb–05 1–Feb–05	$ — —

	$30,000			$—

DECEMBER 31, 2003
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Swaps	$20,000 10,000	1–Feb–02 1–Feb–02	1–Feb–05 1–Feb–05	$549 275

	$30,000			$824

22. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2004, the Company and its bank subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2004, both bank subsidiaries were categorized by their supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, each bank subsidiary of the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the banks’ respective capital categories.

The ability of the Company to pay cash dividends depends on the receipt of dividends from its subsidiaries. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends from legally available funds when and as declared by each subsidiary’s Board of Directors.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The actual capital amounts and ratios for the Company and its bank subsidiaries are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2004

Total Capital (To Risk-Weighted Assets):
Consolidated	$124,705	12.7%	$78,699	8.0%	N/A
Camden National Bank	80,087	11.8%	54,160	8.0%	$67,700	10.0%
UnitedKingfield Bank	35,614	12.0%	23,660	8.0%	29,574	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$112,391	11.4%	$39,350	4.0%	N/A
Camden National Bank	71,618	10.6%	27,080	4.0%	$40,620	6.0%
UnitedKingfield Bank	31,906	10.8%	11,830	4.0%	17,745	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$112,391	8.1%	$55,796	4.0%	N/A
Camden National Bank	71,618	7.5%	38,208	4.0%	$47,761	5.0%
UnitedKingfield Bank	31,906	7.4%	17,198	4.0%	21,498	5.0%

As of December 31, 2003

Total Capital (To Risk-Weighted Assets):
Consolidated	$115,057	12.8%	$72,219	8.0%	N/A
Camden National Bank	70,390	11.3%	49,874	8.0%	$62,343	10.0%
UnitedKingfield Bank	31,463	11.7%	21,563	8.0%	26,954	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$103,640	11.5%	$36,109	4.0%	N/A
Camden National Bank	62,490	10.0%	24,937	4.0%	$37,406	6.0%
UnitedKingfield Bank	28,067	10.4%	10,782	4.0%	16,173	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$103,640	8.1%	$51,250	4.0%	N/A
Camden National Bank	62,490	7.1%	35,042	4.0%	$43,803	5.0%
UnitedKingfield Bank	28,067	7.1%	15,748	4.0%	19,684	5.0%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

23. HOLDING COMPANY

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

Statements of Condition

	DECEMBER 31,
	2004	2003
Assets
Cash	$2,470	$3,998
Premises and equipment	5,321	5,395
Investment in subsidiaries:
Bank subsidiaries	114,020	103,104
Other subsidiaries	7,410	7,312
Amounts receivable from subsidiaries	—	501
Other assets	713	2,051

Total assets	$129,934	$122,361

Liabilities and Shareholders’ Equity
Amounts due to subsidiaries	$349	$34
Accrued and other expenses	3,180	2,621
Shareholders’ equity	126,405	119,706

Total liabilities and shareholders’ equity	$129,934	$122,361

Statements of Income

	FOR YEARS ENDED DECEMBER 31,
	2004	2003	2002
Operating Income
Dividend income from bank subsidiaries	$5,924	$15,208	$7,997
Fees from subsidiaries	10,697	10,144	9,641
Other income	4	7	23

Total operating income	16,625	25,359	17,661

Operating Expenses
Salaries and employee benefits	6,941	6,709	6,162
Net occupancy	395	378	421
Furniture, equipment and data processing	1,215	1,103	1,065
Other operating expenses	2,266	2,316	2,160

Total operating expenses	10,817	10,506	9,808

Income before equity in undistributed earnings of subsidiaries	5,808	14,853	7,853

Equity in undistributed earnings of subsidiaries	13,649	3,954	9,150

Income before income taxes	19,457	18,807	17,003
Income tax benefit	36	121	48

Net Income	$19,493	$18,928	$17,051

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Cash Flows

	FOR YEARS ENDED DECEMBER 31,
	2004	2003	2002
Operating Activities
Net income	$19,493	$18,928	$17,051
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(13,649)	(3,954)	(9,150)
Depreciation and amortization	551	544	495
Decrease in obligation under BRRP	—	3	6
Decrease (increase) in amount receivable from subsidiaries	501	(486)	277
Decrease (increase) in other assets	1,337	1,319	(404)
Increase in payables	874	641	455

Net cash provided by operating activities	9,107	16,995	8,730

Investing Activities
Purchase of premises and equipment	(490)	(220)	(182)
Investment in Acadia Trust, N.A.	—	(1,000)	(2,500)

Net cash used by investing activities	(490)	(1,220)	(2,682)

Financing Activities
Proceeds from stock issuance under option plan	71	562	86
Exercise and repurchase of stock options	—	—	(114)
Purchase of common stock	(4,067)	(8,702)	(919)
Dividends paid	(6,149)	(5,599)	(5,550)

Net cash used by financing activities	(10,145)	(13,739)	(6,497)

Net increase (decrease) in cash	(1,528)	2,036	(449)
Cash at beginning of year	3,998	1,962	2,411

Cash at end of year	$2,470	$3,998	$1,962

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

24. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2004

Interest income	$18,165	$17,639	$18,038	$19,535
Interest expense	5,793	5,822	6,039	6,711
Net interest income	12,372	11,817	11,999	12,824
Provision for (recovery of) loan and lease losses	165	—	(850)	—
Income before income taxes	6,716	7,446	7,794	7,258
Applicable income taxes	2,196	2,496	2,538	2,491
Net income	4,520	4,950	5,256	4,767
Per common share:
Basic	0.58	0.65	0.68	0.63
Diluted	0.58	0.64	0.68	0.63

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2003

Interest income	$18,454	$18,279	$17,754	$17,659
Interest expense	6,364	6,365	6,064	5,694
Net interest income	12,090	11,914	11,690	11,965
Provision for (recovery of) loan and lease losses	420	445	185	(1,200)
Income before income taxes	6,457	6,600	7,098	8,059
Applicable income taxes	2,132	2,105	2,350	2,699
Net income	4,325	4,495	4,748	5,360
Per common share:
Basic	0.54	0.56	0.60	0.69
Diluted	0.54	0.56	0.60	0.68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camden National Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 10, 2005

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Company has not made changes in, and has not had disagreements with its independent accountant on accounting and financial disclosures.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Banking Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Banking Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal controls and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company’s accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of the Company’s Board of Directors, including the Board of Directors’ Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2004. The standard measures adopted by management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Camden National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Camden National Corporation as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 10, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Commission”) prior to March 15, 2005.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    1.    Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Report, as follows:

2.	Financial Statement Schedules:

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits:

(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(3.1)	The Company’s Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q filed with the Commission on November 14, 2001).

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on August 29, 2001 [Commission No. 333-68598]).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on August 29, 2001 [Commission No. 333-68598]).

(10.3)	Employment Agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(10.4)*	KSB’s 1993 Incentive Stock Option Plan.

(10.5)*	Amendment No. 1 to the KSB’s 1993 Stock Option Plan.

(10.6)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(10.7)*	Summary of the Company’s Supplemental Executive Retirement Plan.

(10.8)	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)	Lease agreement for Acadia Trust, N.A. in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.10)	Lease Agreement for CNB branch in Portland, Maine (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001 filed with the commission on March 28, 2002).

(10.11)	Lease agreement for CNB branch in Kennebunk, Maine (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002 filed with the commission on March 26, 2003).

(10.12)	Lease agreement for UKB branch in Farmington, Maine (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the commission on August 6, 2004).

(10.13)	The Company’s 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(10.14)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(10.15)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.16)	The Company’s Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.17)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).

(10.18)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.19)*	The Company’s Long-Term Performance Share Plan.

(10.20)*	The Company’s 2004 Executive Incentive Compensation Program.

(14)	The Company’s Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle March 11, 2005
Robert W. Daigle	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

/s/ Robert W. Daigle	March 11, 2005	/s/ Gregory A. Dufour	March 11, 2005
Robert W. Daigle	Date	Gregory A. Dufour	Date
President, Director and Chief Executive Officer		Principal Financial and Accounting Officer

/s/ Rendle A. Jones	March 11, 2005	/s/ Ward I. Graffam	March 11, 2005
Rendle A. Jones	Date	Ward I. Graffam	Date
Chairman and Director		Director

/s/ Robert J. Campbell	March 8, 2005	/s/ Richard N. Simoneau	March 11, 2005
Robert J. Campbell	Date	Richard N. Simoneau	Date
Director		Director

/s/ Ann W. Bresnahan	March 11, 2005	/s/ Arthur E. Strout	March 11, 2005
Ann W. Bresnahan	Date	Arthur E. Strout	Date
Director		Director

/s/ John W. Holmes	March 9, 2005	/s/ Theodore C. Johanson	March 10, 2005
John W. Holmes	Date	Theodore C. Johanson	Date
Director		Director

/s/ Winfield F. Robinson	March 11, 2005	/s/ Robin A. Sawyer	March 11, 2005
Winfield F. Robinson	Date	Robin A. Sawyer	Date
Director		Director