Form 10-Q
period 2005-03-31
CAMDEN NATIONAL CORP
filed 2005-05-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Outstanding at May 3, 2005: Common stock (no par value) 7,638,664 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

April 29, 2005

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$16,271	$14,125
Interest on U.S. government and agency obligations	3,408	3,336
Interest in state and political subdivision obligations	117	86
Interest on interest rate swap agreements	173	518
Interest on federal funds sold and other investments	184	100

Total interest income	20,153	18,165

Interest Expense
Interest on deposits	4,362	3,491
Interest on other borrowings	2,689	1,994
Interest on interest rate swap agreements	142	308

Total interest expense	7,193	5,793

Net interest income	12,960	12,372
Provision for Loan and Lease Losses	230	165

Net interest income after provision for loan and lease losses	12,730	12,207

Non-interest Income
Service charges on deposit accounts	818	896
Other service charges and fees	271	234
Income from fiduciary services	947	988
Brokerage and insurance commissions	117	91
Mortgage servicing income, net	27	44
Life insurance earnings	161	232
Other income	85	57

Total non-interest income	2,426	2,542

Non-interest Expenses
Salaries and employee benefits	4,224	4,443
Net occupancy	619	580
Furniture, equipment and data processing	478	528
Amortization of core deposit intangible	222	231
Other expenses	2,345	2,251

Total non-interest expenses	7,888	8,033

Income before income taxes	7,268	6,716
Income Taxes	2,427	2,196

Net Income	$4,841	$4,520

Per Share Data

Basic earnings per share	$0.63	$0.58
Diluted earnings per share	$0.63	$0.58
Cash dividends per share	$0.70	$0.20
Weighted average number of shares outstanding	7,636,549	7,749,446

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Net income	$4,841	$4,520
Other comprehensive (loss) income, net of tax:
Change in unrealized (losses) gains on securities available for sale, net of tax expense (benefit) of$(1,241) and $1,025 for 2005 and 2004, respectively	(2,304)	1,904

Comprehensive income	$2,537	$6,424

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Cash and due from banks	$27,645	$31,573
Securities available for sale, at market	347,383	321,881
Securities held to maturity (market value $12,672 and $2,078 at March 31, 2005 and December 31, 2004, respectively)	13,018	2,117
Loans, less allowance for loan and lease losses of $13,670 and $13,641 at March 31, 2005 and December 31, 2004, respectively	1,075,769	1,055,653
Premises and equipment, net	16,520	16,392
Interest receivable	6,182	5,916
Core deposit intangible	2,702	2,924
Goodwill	3,991	3,991
Other assets	51,844	49,418

Total assets	$1,545,054	$1,489,865

Liabilities
Deposits:
Demand	$129,703	$131,998
NOW	116,226	120,203
Money market	219,056	211,060
Savings	110,824	112,010
Certificates of deposit	457,979	439,330

Total deposits	1,033,788	1,014,601

Borrowings from Federal Home Loan Bank	321,127	277,690
Other borrowed funds	53,258	59,130
Accrued interest and other liabilities	13,285	12,039

Total liabilities	1,421,458	1,363,460

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,638,664 and 7,634,975 shares on March 31, 2005 and December 31, 2004, respectively	2,450	2,450
Surplus	4,264	4,440
Retained earnings	118,435	118,764
Accumulated other comprehensive (loss) income:
Net unrealized (losses) gains on securities available for sale, net of tax	(1,553)	751

Total shareholders’ equity	123,596	126,405

Total liabilities and shareholders’ equity	$1,545,054	$1,489,865

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three Months Ended March 31,
	2005	2004
Operating Activities
Net Income	$4,841	$4,520
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	230	165
Depreciation and amortization	467	457
Increase in interest receivable	(266)	(445)
Decrease in core deposit intangible	222	231
Increase in other assets	(1,221)	(987)
Increase in other liabilities	1,246	1,303

Net cash provided by operating activities	5,519	5,244

Investing Activities
Proceeds from maturities of securities held to maturity	—	400
Proceeds from sale and maturities of securities available for sale	12,837	17,520
Purchase of securities held to maturity	(10,903)	—
Purchase of securities available for sale	(42,027)	(5,087)
Net increase in loans	(20,346)	(6,455)
Net decrease in other real estate owned	—	20
Purchase of premises and equipment	(415)	(44)

Net cash (used in) provided by investing activities	(60,854)	6,354

Financing Activities
Net increase in deposits	19,187	33,703
Proceeds from Federal Home Loan Bank borrowings	4,944,800	4,953,251
Repayments on Federal Home Loan Bank borrowings	(4,901,363)	(5,001,896)
Net decrease in other borrowed funds	(5,872)	(3,899)
Purchase of treasury stock	—	(769)
Proceeds from stock issuance under equity compensation plans	3	32
Cash dividends paid	(5,348)	(1,555)

Net cash provided by (used in) financing activities	51,407	(21,133)

Net decrease in cash and cash equivalents	(3,928)	(9,535)
Cash and cash equivalents at beginning of year	31,573	37,164

Cash and cash equivalents at end of period	$27,645	$27,629

See Independent Accountants’ Report.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2005 and December 31, 2004, the consolidated statements of income for the three months ended March 31, 2005 and 2004, the consolidated statements of comprehensive income for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2005 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2004 Annual Report on Form 10-K.

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

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2005	2004
Net income, as reported	$4,841	$4,520

Weighted-average shares	7,636,549	7,749,446
Effect of dilutive employee stock options	31,276	34,741

Adjusted weighted-average shares and assumed conversion	7,667,825	7,784,187

Basic earnings per share	$0.63	$0.58
Diluted earnings per share	$0.63	$0.58

All outstanding and exercisable options at March 31, 2005 and 2004 were in-the-money options as the exercise price was less than the average market price of the common stock.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company had interest rate protection agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements, the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, management designated these swap agreements as cash-flow hedges since they converted a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship was estimated to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At March 31, 2005, the Company had a greater than 12 months unrealized loss of $654,000, which represents 2.7% of the $24.0 million fair value of the specific securities. The position included four mortgage-backed securities issued by Fannie Mae, one issued by Freddie Mac and two collateralized mortgage obligations, which accounted for 75.4%, 8.0% and 16.6%, respectively, of the greater than 12 months unrealized loss position. Management feels that the unrealized loss positions are primarily due to the changes in the interest rate environment and that there is little risk of loss and, therefore, the securities are not considered other-than-temporarily impaired. At March 31, 2004, management determined that no investments were other-than-temporarily impaired.

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	6,722	6,500

Core deposit intangible, net	$2,702	$2,924

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2005 and 2004 amounted to $222,000 and $231,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $884,000 in 2005, $864,000 in 2006, $856,000 in 2007 and $320,000 in 2008.

NOTE 6 – GOODWILL

The carrying value of the Company’s goodwill balances, including the related impairment loss, is as follows:

	March 31, 2005
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2004, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no impairment.

NOTE 7 – COMMON STOCK REPURCHASE

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through the quarter ended March 31, 2005, the Company repurchased 35,972 shares of common stock at an average price of $32.34 under the July 2004 plan, none of which were purchased within the first quarter of 2005.

NOTE 8 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current plan”). The maximum number of shares of stock reserved and available for issuance under the current plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding. Prior to the approval of the current plan, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. On August 27, 2002, the Company announced that it voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled.

Stock Option Awards

Under the current plan, the exercise price of incentive stock options shall not be less than 100% of the fair market value on the date of grant, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. During the first quarter of 2005, the Company issued, under the current plan, 40,250 stock options to employees, all of which vest over a five-year period. During the first quarter of 2004, the Company issued 7,500 stock options to employees, all of which vest over a five-year period. In accordance with the provisions of SFAS No. 123, the Company recorded approximately $9,700 of compensation expense during the first quarter of 2005 related to the 2004 and 2005 grants. There was no compensation expense for the first quarter of 2004 as none of the options vested during that period.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2005, dividend yield of 2.3%, expected volatility of 4.5%, risk-free interest rate of 3.92%, and expected lives of 10 years, and in 2004, dividend yield of 2.3%, expected volatility of 4.4%, risk-free interest rate of 3.75%, and expected lives of 10 years.

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. The Company recorded approximately $9,000 of compensation expense during the first quarter of 2005 related to the restricted stock awards.

Management Stock Purchase Plan

The Management Stock Purchase Plan, which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other executive management may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. Under the Management Stock Purchase Plan, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91. The Company recorded approximately $2,800 of compensation expense during the first quarter of 2005 related to the discount on the restricted stock.

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company to allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain financial goals over the three-year period. As the first long-term performance period commenced on January 1, 2005 and will not end until December 31, 2007, the Company has not recorded any expense related to this plan.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2005 and 2004 was $711,000 and $839,000, respectively, which equaled the fair value of these rights. At December 31, 2004, the balance of capitalized mortgage servicing rights was $777,000. Amortization of the mortgage servicing rights, as well as write-offs of capitalized mortgage servicing rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Balance of loans serviced for others	$131,900	$134,550

Mortgage Servicing Rights:
Balance at beginning of year	$777	$897
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing fee income	(59)	(60)
Change in valuation allowance	(7)	2

Balance at end of period	$711	$839

Valuation Allowance:
Balance at beginning of year	$(11)	$(21)
Increase in impairment reserve	(7)	—
Reduction of impairment reserve	—	2

Balance at end of period	$(18)	$(19)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Service cost	$19	$17
Interest cost	17	16
Amortization of transition obligation	—	—
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	3	3

Net periodic benefit cost	$35	$32

Weighted-average discount rate assumption used to determine benefit obligation	6.5%	6.5%
Weighted-average discount rate assumption used to determine net benefit costs	6.5%	6.5%

The Company’s expected contribution for the first quarter of 2005 is $9,750 and the expected contribution for all of 2005 is $39,000.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan for certain officers. The agreement provides that current active participants will be paid a life annuity upon retirement or 15 years guaranteed benefit upon death. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Service cost	$71	$35
Interest cost	55	53
Amortization of transition obligation	7	7
Amortization of prior service cost	4	1
Recognized net actuarial loss	9	21

Net periodic benefit cost	$146	$117

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.5%
Weighted-average discount rate assumption used to determine net benefit costs	6.25%	6.5%

The Company’s expected contribution for the first quarter of 2005 is $43,750 and the expected contribution for all of 2005 is $175,000.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was named a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a loan to fund operating expenses of its ski resort. During 2004, the litigation was brought to trial where 20 of the original 21 counts were dismissed, leaving the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Camden National Bank has also obtained and recorded judgments against the Plaintiff, and management believes these judgments partially offset the verdict and as a result any exposure is immaterial. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Based on legal counsel’s opinion, management continues to believe that the allegations are unfounded and that it is probable that the judgment will be reversed upon appeal. A motion was filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005 this motion was denied. On February 1, 2005 Camden National Bank filed an appeal of the verdict with the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of March 31, 2005.

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

You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences, including, among others, the factors listed under “Certain Factors Affecting Future Operating Results,” beginning on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2004. Readers should carefully review the factors described under “Certain Factors Affecting Future Operating Results” and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the interim consolidated financial statements and related notes, which are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan and lease losses (“ALLL”), mortgage servicing rights and accounting for acquisitions and the related review of goodwill and intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates under different assumptions or conditions.

Allowance for Loan and Lease Losses. In preparing the interim consolidated financial statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and when a greater amount of provision for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. If the assumptions are incorrect, the ALLL may not be sufficient to cover the losses the Company could experience, which would have an adverse effect on operating results, and may also cause the Company to increase the ALLL in the future. The Company’s net income would decrease if additional amounts needed to be provided to the ALLL.

Other Real Estate Owned (OREO). Periodically the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change or reduction in the ALLL, is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

RESULTS OF OPERATIONS

Executive Overview

Net income increased $321,000, or 7.1%, for the quarter ended March 31, 2005 compared to the first quarter of last year. The following were major factors contributing to the results of the first quarter of 2005:

•	Interest income increased 10.9%, or $2.0 million, which was primarily a function of increased earning asset balances and increases in the benchmark interest rates.

•	Interest expense increased 24.2%, or $1.4 million, primarily due to increased deposit and borrowing balances and increases in the market interest rates.

•	Non-interest income decreased 4.6%, or $116,000, primarily due to decreased service charges on deposit accounts as a result of relationship pricing, decreased earnings on bank-owned life insurance due to lower yields, and decreased revenues from fiduciary services, which were slightly offset by increased brokerage and insurance commission income.

•	Non-interest expense decreased 1.8%, or $145,000, primarily due to decreases in salaries and employee benefits, furniture, equipment and data processing costs, and the amortization of the core deposit intangible.

•	Comparing March 31, 2005 and December 31, 2004, loans increased 1.9%, or $20.1 million as commercial loans increased $10.5 million, or 6.4%, residential real estate loans increased $5.1 million, or 1.6%, and municipal loans increased $3.6 million, or 43.9%.

•	Comparing March 31, 2005 and December 31, 2004, balances in securities increased 11.2%, or $36.4 million, as the security market was more favorable in the first quarter of 2005.

•	Comparing March 31, 2005 and December 31, 2004, deposits increased 1.9%, or $19.2 million, as money market accounts increased 3.8% and certificates of deposit increased 4.2%, combined with a seasonal decline of 2.5% in transaction accounts.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2005 was $13.1 million, a 4.8%, or $598,000, increase over the net interest income of $12.5 million for the first three months of 2004. Interest income on loans increased $2.0 million, or 13.6%, during the three-month period of 2005 compared to the same period of 2004 due to increased loan balances and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in market interest rates on loans. The Company experienced an increase in interest income on investments during the first three months of 2005 compared to the same period in 2004 due to increases in volumes, which were partially offset by a reduction in the yields as a result of new investments being added to the portfolio at lower yields than maturing investments. Net interest income on interest rate swap agreements declined $179,000 during the first quarter of 2005 compared to the same period of 2004 as the Company’s swap contracts matured on February 1, 2005, thus the Company did not have a full quarter of income. The Company’s total interest expense increased $1.6 million during the first three months of 2005 compared to the same period in 2004. This increase was the result of increases in deposit and borrowing volumes and the rising interest rate environment affecting both deposit and borrowing costs. Net interest income, expressed as a percentage of average interest-earnings assets for the first three months of 2005 and 2004, was 3.71% and 3.89%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for the three months ended March 31, 2005 and 2004, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilizes derivative financial instruments such as interest rate swap agreements that have an effect on net interest income. There was an increase in net interest income of $31,000 during the first three months of 2005 compared to an increase of $210,000 in the first three months of 2004 due to the net impact of the derivative financial instruments, which matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2005 and 2004 were $7.5 million and $5.1 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$3,767		4.35%	$3,560		4.56%
Loans	16,352	*	6.15%	14,395	*	5.94%

Total earning assets	20,119		5.71%	17,955		5.60%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	51		0.18%	52		0.19%
Savings accounts	94		0.34%	95		0.35%
Money market accounts	1,074		1.92%	401		0.83%
Certificates of deposit	2,037		2.74%	2,042		2.76%
Borrowings	2,697		3.12%	1,994		2.55%
Brokered certificates of deposit	1,098		3.17%	901		3.74%

Total interest-bearing liabilities	7,051		2.08%	5,485		1.78%

Net interest income (fully-taxable equivalent)	13,068			12,470

Less: fully-taxable equivalent adjustment	(108)			(98)

	$12,960			$12,372

Net Interest Rate Spread (fully-taxable equivalent)			3.63%			3.82%

Net Interest Margin (fully-taxable equivalent)			3.71%			3.89%

*	Includes net swap income figures – 2005: $31,000 and 2004: $210,000.
Notes:	Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent

AVERAGE BALANCE SHEETS

Dollars in thousands	Three Months Ended March 31,
	2005	2004
Interest-earning assets:
Investments (including federal funds sold)	$351,325	$312,986
Loans	1,078,835	972,414

Total interest-earning assets	1,430,160	1,285,400

Cash and due from banks	31,547	30,594
Other assets	63,694	62,245
Less allowance for loan and lease losses	13,740	14,270

Total assets	$1,511,661	$1,363,969

Sources of funds:
Demand deposits	$127,890	$113,530
NOW accounts	115,982	109,625
Savings accounts	112,031	109,108
Money market accounts	226,674	193,792
Certificates of deposits	301,349	296,353
Borrowings	350,991	313,540
Brokered certificates of deposit	140,334	96,604

Total sources of funds	1,375,251	1,232,552

Other liabilities	12,197	10,425
Shareholders’ equity	124,213	120,992

Total liabilities and shareholders’ equity	$1,511,661	$1,363,969

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME AND EXPENSES

	March 31, 2005 Over March 31, 2004
Dollar in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$436	$(229)	$207
Loans	1,575	382	1,957

Total interest income	2,011	153	2,164

Interest-bearing liabilities:
NOW accounts	3	(4)	(1)
Savings accounts	3	(4)	(1)
Money market accounts	68	605	673
Certificates of deposit	34	(39)	(5)
Borrowings	238	465	703
Brokered certificates of deposit	408	(211)	197

Total interest expense	754	812	1,566

Net interest income (fully taxable equivalent)	$1,257	$(659)	$598

Provision for Loan and Lease Losses

During the first three months of 2005, the Company provided $230,000 of expense to the ALLL compared to an expense of $165,000 in the first three months of 2004. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The Company had net charge-offs of $200,400 during the first three months of 2005, compared to net recoveries of $202,000 during the first three months of 2004. At the same time, non-performing assets as a percent of total loans increased to 0.83% at March 31, 2005, compared to 0.60% at December 31, 2004. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at March 31, 2005 of $13.7 million, or 1.25% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at March 31, 2005. Several factors, as explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. As a percentage of total loans outstanding, the ALLL of $14.5 million was 1.49% as of March 31, 2004.

Non-interest Income

Total non-interest income decreased $116,000, or 4.6%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Service charges on deposit accounts decreased $78,000, or 8.7%, due to various relationship pricing changes, including an increase in the earnings credit rate paid on excess funds and used to offset service charges on business accounts. Earnings on bank-owned life insurance decreased $71,000 due to lower yields, and revenues from fiduciary services at Acadia Trust, N.A. declined $41,000 in the first three months of 2005 compared to the first three months of 2004. Other service charges and fees increased $37,000, or 15.8%, primarily due to increased debit card income, which resulted from increased customer transaction volume. Brokerage and insurance commission income increased $26,000 for the first three months of 2005 compared to the same period of 2004 primarily as a result of the growth in the customer base at Acadia Financial Consultants, a division of the bank subsidiaries.

Non-interest Expense

Total non-interest expense decreased by $145,000, or 1.8%, in the three-month period ended March 31, 2005 compared to the three months ended March 31, 2004. Salaries and employee benefit costs decreased $219,000, or 4.9%, during the first three months of 2005 compared to 2004, primarily due to a slight reduction in salaries and commissions, a reduction in benefit costs resulting from a return of profit sharing contributions due to forfeitures by former employees, and a reduction in incentive costs. Furniture, equipment and data processing costs declined $50,000, which is attributed to a decrease in data processing maintenance costs and in the purchases of small office equipment. Net occupancy costs increased $39,000 primarily due to increased heating costs resulting from the rise in oil prices, and increased grounds maintenance costs as the Company’s geographic region received more winter precipitation in the first quarter of 2005 compared to the same period in 2004. Other operating expenses increased by $94,000, or 4.2%, in the first three months of 2005 compared to the first three months of 2004, primarily due to increased legal costs, consulting fees at Acadia Trust, N.A. related to the outsourcing of its retirement plan administrative services, and increased brokered deposit fees as the Company has increased its use of brokered certificates of deposit as a funding source. Offsetting some of these increases in other operating expenses were lower OREO costs as the Company does not have any OREO properties in 2005 and collection costs decreased in 2005 compared to 2004.

FINANCIAL CONDITION

Assets

During the first three months of 2005, average assets of $1.5 billion increased by $147.7 million, or 10.8%, compared to the same period in 2004. This increase was the result of an increase in the loan portfolio, which averaged $1.1 billion during the first three months of 2005, an increase of $106.4 million, or 10.9%, as compared to $972.4 million during the first three months of 2004. The largest increase in average loan balance was in consumer loans, which increased $37.8 million, or 28.4%, reflecting increased home equity loan activity. In addition, residential and commercial real estate loans increased $35.1 million and $35.0 million, respectively, during the first three months of 2005 compared to the first three months of 2004. Average investment balances increased $38.3 million, or 12.2%, to $351.3 million for the first three months of 2005 from $313.0 million for the first three months of 2004, as the Company took advantage of a favorable security market.

Total assets have increased $55.2 million since December 31, 2004 to $1.5 billion at March 31, 2005. The Company experienced loan growth of $20.1 million, primarily in commercial and residential real estate loan balances, and an increase in investment balances of $36.4 million for reasons equivalent to the increase in the average balance.

Liabilities and Shareholders’ Equity

During the first three months of 2005, average deposits of $1.0 billion increased by $105.2 million, or 11.5%, compared to the same period in 2004. Average brokered certificates of deposit increased $43.7 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average money market and demand deposit account balances have increased $32.9 million and $14.4 million, respectively. To further support the increase in average earning asset balances, the Company’s average borrowings increased $37.5 million to $351.0 million, the majority of which is borrowings from the Federal Home Loan Bank of Boston (FHLBB).

Total liabilities have increased $58.0 million, or 4.3%, since December 31, 2004 to $1.4 billion at March 31, 2005. Total deposits increased $19.2 million led by increases in certificates of deposit (excluding brokered certificates of deposit) of $10.8 million and money market accounts of $8.0 million as rate increases on non-transaction accounts have pulled consumers back into such products. In addition, as the Company has increased its use of brokered certificates of deposit as a funding source, the balance of which has increased $7.8 million from December 31, 2004 to March 31, 2005. As the increase in total earning assets was greater than the increase in total deposits over the first three months of 2005, the Company increased its borrowings $37.6 million, primarily at the FHLBB. Total shareholders’ equity declined $2.8 million over the first quarter of 2005 as a result of the payment of $5.3 million in shareholder dividends, which included a $0.20 per share quarterly dividend and a special one-time $0.50 per share dividend. The dividend was partially offset in shareholders’ equity by the current quarter earnings.

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of March 31, 2005 and March 31, 2004, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first three months of 2005, average deposits of $1.0 billion increased $105.2 million, or 11.5%, from $919.0 million reported during the first three months of 2004. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first three months of 2005 to 2004, transaction accounts (demand deposits and NOW accounts) increased $20.7 million, savings accounts increased $2.9 million, money market accounts increased $32.9 million, and certificates of deposit increased $48.7 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $64.3 million on March 31, 2005, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first three months of 2005 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other funding alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first three months of 2005 were $351.0 million, an increase of $37.5 million, from $313.5 million during the first three months of 2004. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $327.8 million and $284.0 million at March 31, 2005 and 2004, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at March 31, 2005 and 2004. The Company had no outstanding balance on its line of credit with the FHLBB at March 31, 2005 and 2004.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The risk-based ratios of the Company and its subsidiaries exceeded regulatory guidelines at March 31, 2005 and March 31, 2004. The Company’s Tier 1 to risk-weighted assets was 11.01% and 11.93% at March 31, 2005 and 2004, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at March 31, 2005 and 2004 was 7.32% and 7.86%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends, when and as, declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $5.3 million and $1.6 million in the first three months of 2005 and 2004, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2005, the Company had the following levels of commitments to extend credit:

(Dollars in thousand)	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,788	$760	$1,028	$—	$—
Other Commitments to Extend Credit	145,639	56,833	16,202	5,380	67,224

Total	$147,427	$57,593	$17,230	$5,380	$67,224

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts.

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At March 31, 2005, the Company had the following levels of contractual obligations for the remainder of 2005 and the fiscal years thereafter:

(Dollars in thousand)	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,298	$471	$793	$261	$773
Capital Leases	—	—	—	—	—
Long-Term Debt	321,127	117,699	61,498	95,733	46,197
Other Long-Term Obligations	—	—	—	—	—

Total	$323,425	$118,170	$62,291	$95,994	$46,970

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase in the income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At March 31, 2005, the Company had no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiaries’ Boards of Directors and are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegate’s responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2005.

Rate Change	Estimated Changes in NII
+200bp	3.39%
-100bp	(1.73)%

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

The most significant factors affecting the changes in market risk exposures during the first three months of 2005 were the continued rise in interest rates, with two 25 basis point increases in the Prime Rate, increases in variable rate residential and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly upward as prime-based loans drive interest income levels upward. In a sustained rising rate environment, net interest income benefits from the Company’s asset sensitive profile, asset yield improvements are expected to outpace funding cost increases. In a falling interest rate environment, net interest income is expected to trend lower as asset sensitivity drives asset yields down more quickly with falling market rates, while funding costs are slower to react. Management has positioned the balance sheet to be asset sensitive based on current economic views and estimates, this strategy may change in the future causing the balance sheet to react differently in various rate environments. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of March 31, 2005, the Company had no derivative instruments. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with whom the Company has entered into agreement and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (Principal Financial & Accounting Officer), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer (Principal Financial & Accounting Officer) concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company intends to continue to review and document the disclosure controls and procedures, including the internal controls and procedures for financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the systems evolve with the Company’s business.

There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation 20 of the original 21 counts were dismissed, leaving only the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Management continues to believe that the allegations are unfounded and that it is probable that this judgment will be reversed upon appeal. A motion has been filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, this motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05 – 1/31/05	—	$—	—	359,028
2/1/05 – 2/28/05	—	—	—	359,028
3/1/05 – 3/31/05	—	—	—	359,028

Total	—	$—	—	359,028

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on November 14, 2001)

(23.1)*	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation

(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)*	Certification of Principal Financial & Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002 *

(32.2)*	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed / furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION (Registrant)

/s/ Robert W. Daigle	May 5, 2005
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	May 5, 2005
Sean G. Daly	Date
Chief Financial Officer and Principal
Financial & Accounting Officer