Form 10-Q
period 2005-06-30
CAMDEN NATIONAL CORP
filed 2005-08-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Outstanding at August 5, 2005: Common stock (no par value) 7,588,461 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2005, and for the six-month and three-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

July 29, 2005

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2005	2004
Interest Income
Interest and fees on loans	$33,790	$28,047
Interest on U.S. government and agency obligations	7,077	6,341
Interest on state and political subdivision obligations	321	171
Interest on interest rate swap agreements	173	1,035
Interest on federal funds sold and other investments	404	210

Total interest income	41,765	35,804

Interest Expense
Interest on deposits	9,318	7,164
Interest on other borrowings	5,939	3,844
Interest on interest rate swap agreements	142	607

Total interest expense	15,399	11,615

Net interest income	26,366	24,189
Provision for Loan and Lease Losses	575	165

Net interest income after provision for loan and lease losses	25,791	24,024

Non-interest Income
Service charges on deposit accounts	1,702	1,866
Other service charges and fees	618	643
Income from fiduciary services	1,971	1,966
Brokerage and insurance commissions	246	158
Mortgage servicing income, net	50	81
Life insurance earnings	322	464
Gain on sale of securities	—	684
Other income	181	39

Total non-interest income	5,090	5,901

Non-interest Expenses
Salaries and employee benefits	8,933	8,664
Net occupancy	1,135	1,140
Furniture, equipment and data processing	974	1,044
Amortization of core deposit intangible	443	454
Other expenses	4,260	4,461

Total non-interest expenses	15,745	15,763

Income before income taxes	15,136	14,162
Income Taxes	4,839	4,692

Net Income	$10,297	$9,470

Per Share Data
Basic earnings per share	$1.35	$1.23
Diluted earnings per share	1.34	1.22
Cash dividends per share	$0.90	$0.40
Weighted average number of shares outstanding	7,629,786	7,724,485

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,
(In thousands, except number of shares and per share data)	2005	2004
Interest Income
Interest and fees on loans	$17,519	$13,922
Interest on U.S. government and agency obligations	3,669	3,005
Interest on state and political subdivision obligations	204	85
Interest on interest rate swap agreements	—	517
Interest on federal funds sold and other investments	220	110

Total interest income	21,612	17,639

Interest Expense
Interest on deposits	4,956	3,673
Interest on other borrowings	3,250	1,850
Interest on interest rate swap agreements	—	299

Total interest expense	8,206	5,822

Net interest income	13,406	11,817
Provision for Loan and Lease Losses	345	—

Net interest income after provision for loan and lease losses	13,061	11,817

Non-interest Income
Service charges on deposit accounts	884	970
Other service charges and fees	347	353
Income from fiduciary services	1,024	978
Brokerage and insurance commissions	130	67
Mortgage servicing income, net	22	37
Life insurance earnings	161	232
Gain on sale of securities	—	684
Other income	96	38

Total non-interest income	2,664	3,359

Non-interest Expenses
Salaries and employee benefits	4,709	4,221
Net occupancy	517	560
Furniture, equipment and data processing	495	516
Amortization of core deposit intangible	221	223
Other expenses	1,915	2,210

Total non-interest expenses	7,857	7,730

Income before income taxes	7,868	7,446
Income Taxes	2,412	2,496

Net Income	$5,456	$4,950

Per Share Data
Basic earnings per share	$0.72	$0.65
Diluted earnings per share	0.71	0.64
Cash dividends per share	$0.20	$0.20
Weighted average number of shares outstanding	7,615,464	7,699,523

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Six Months Ended June 30,
	2005	2004
Net income	$10,297	$9,470
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit of $714 and $2,288 for 2005 and 2004, respectively	(1,326)	(4,250)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of tax benefit of $120 for 2004	—	(223)

Comprehensive income	$8,971	$4,997

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands)	Three Months Ended June 30,
	2005	2004
Net income	$5,456	$4,950
Other comprehensive income (loss), net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax expense (benefit) of $527 and $(3,313) for 2005 and 2004, respectively	978	(6,154)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of tax benefit of $120 for 2004	—	(223)

Comprehensive income (loss)	$6,434	$(1,427)

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Cash and due from banks	$27,271	$31,573
Securities available for sale, at market	346,715	321,881
Securities held to maturity (market value $13,884 and $2,078 at June 30, 2005 and December 31, 2004, respectively)	13,932	2,117
Loans, less allowance for loan and lease losses of $14,040 and $13,641 at June 30, 2005 and December 31, 2004, respectively	1,116,443	1,055,653
Premises and equipment, net	16,506	16,392
Interest receivable	6,637	5,916
Core deposit intangible	2,481	2,924
Goodwill	3,991	3,991
Other assets	53,008	49,418

Total assets	$1,586,984	$1,489,865

Liabilities
Deposits:
Demand	$136,487	$131,998
NOW	124,026	120,203
Money market	221,271	211,060
Savings	103,837	112,010
Certificates of deposit	492,426	439,330

Total deposits	1,078,047	1,014,601
Borrowings from Federal Home Loan Bank	310,409	277,690
Other borrowed funds	60,818	59,130
Accrued interest and other liabilities	11,135	12,039

Total liabilities	1,460,409	1,363,460

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,588,461 and 7,634,975 shares on June 30, 2005 and December 31, 2004, respectively	2,450	2,450
Surplus	4,158	4,440
Retained earnings	120,542	118,764
Accumulated other comprehensive (loss) income:
Net unrealized appreciation (depreciation) on securities available for sale, net of income tax	(575)	751

Total shareholders’ equity	126,575	126,405

Total liabilities and shareholders’ equity	$1,586,984	$1,489,865

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Operating Activities
Net Income	$10,297	$9,470
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	575	165
Depreciation and amortization	963	1,118
Gain on sale of securities	—	(684)
(Increase) decrease in interest receivable	(721)	267
Decrease in core deposit intangible	443	454
Decrease (increase) in other assets	316	(96)
Decrease in other liabilities	(904)	(275)

Net cash provided by operating activities	10,969	10,419

Investing Activities
Proceeds from maturities of securities held to maturity	198	800
Proceeds from sale and maturities of securities available for sale	29,892	66,280
Purchase of securities held to maturity	(12,016)	—
Purchase of securities available for sale	(57,069)	(35,149)
Purchase of Federal Home Loan Bank stock	(3,267)	—
Net increase in loans	(61,365)	(42,966)
Net increase in other real estate owned	—	(36)
Purchase of premises and equipment	(696)	(1,129)

Net cash used in investing activities	(104,323)	(12,200)

Financing Activities
Net increase in deposits	63,446	63,234
Proceeds from Federal Home Loan Bank borrowings	12,362,488	7,528,428
Repayments on Federal Home Loan Bank borrowings	(12,329,769)	(7,592,388)
Net increase in other borrowed funds	1,688	3,629
Repurchase of issued common stock	(1,964)	(2,896)
Proceeds from stock issuance under option plan	40	69
Cash dividends	(6,877)	(3,108)

Net cash provided by (used in) financing activities	89,052	(3,032)

Net decrease in cash and cash equivalents	(4,302)	(4,813)
Cash and cash equivalents at beginning of year	31,573	37,164

Cash and cash equivalents at end of period	$27,271	$32,351

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of June 30, 2005, and December 31, 2004, the consolidated statements of income for the six and three months ended June 30, 2005 and June 30, 2004, the consolidated statements of comprehensive income (loss) for the six and three months ended June 30, 2005 and June 30, 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and June 30, 2004. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the six-month period ended June 30, 2005 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2004 Annual Report on Form 10-K.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,
(Dollars in thousands, except number of shares and per share data)	2005	2004
Net income, as reported	$10,297	$9,470
Weighted average shares outstanding	7,629,786	7,724,485
Effect of dilutive employee stock options	28,103	33,071

Adjusted weighted average shares and assumed conversion	7,657,889	7,757,556

Basic earnings per share	$1.35	$1.23
Diluted earnings per share	1.34	1.22

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$5,456	$4,950
Weighted average shares outstanding	7,615,464	7,699,523
Effect of dilutive employee stock options	26,638	32,507

Adjusted weighted average shares and assumed conversion	7,642,102	7,732,030

Basic earnings per share	$0.72	$0.65
Diluted earnings per share	0.71	0.64

All outstanding and exercisable stock options at June 30, 2005 and 2004 were in-the-money options as the exercise price was less than the average market price of the common stock. At June 30, 2005, the Company had 57,750 non-vested stock option grants, of which 14,000 were in-the-money and 43,750 were not in-the-money. At June 30, 2004, the Company had 17,500 non-vested stock option grants, all of which were in-the-money.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company had interest rate protection agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements, the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” management designated these swap agreements as cash-flow hedges since they converted a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship was estimated to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million. These floors were acquired to limit the company’s exposure to falling rates on Prime rate loans. Under these agreements, the company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with SFAS No. 133, management designated these floors as cash flow hedges.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At June 30, 2005, the Company had a greater than 12 months unrealized loss of $837,600, which represents 1.8% of the $45.1 million fair value of the specific securities. The position included five mortgage-backed securities issued by Fannie Mae, one issued by Freddie Mac and two collateralized mortgage obligations, which accounted for 81.7%, 7.9% and 10.4%, respectively, of the greater than 12 months unrealized loss position. Management feels that the unrealized loss positions are primarily due to the changes in the interest rate environment and that there is little risk of loss and, therefore, the securities are not considered other-than-temporarily impaired. At June 30, 2004, management determined that no investments were other-than-temporarily impaired.

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	6,943	6,500

Core deposit intangible, net	$2,481	$2,924

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2005 amounted to $443,000 and $221,000, respectively. Amortization expense for the six- and three-month periods ended June 30, 2004 amounted to $454,000 and $223,000 respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $884,000 in 2005, $864,000 in 2006, $856,000 in 2007, and $320,000 in 2008.

NOTE 6 – GOODWILL

The value of the Company’s goodwill balances, including the related impairment loss, is as follows:

	June 30, 2005
	Banking	Financial Services	Total
(Dollars in thousands)
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

	December 31, 2004
	Banking	Financial Services	Total
(Dollars in thousands)
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2005, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through the six month period ended June 30, 2005, the Company repurchased 94,907 shares of common stock at an average price of $32.15 under the July, 2004 plan, of which 58,935 shares were purchased within the second quarter of 2005 at an average price of $32.03. In July 2005, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2006, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

NOTE 8 – SHAREHOLDERS’ EQUITY

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current plan”). The maximum number of shares of stock reserved and available under the current plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding. Prior to the approval of the current plan, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On August 27, 2002, the Company announced that it voluntarily adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled.

Stock Option Awards

Under the current plan, the exercise price of incentive stock options shall not be less than 100% of the fair market value on the date of grant, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. During the first six months of 2005, the Company issued, under the current plan, 42,750 stock options to employees, all of which vest over a five-year period. Of the 42,750 options issued in 2005, 2,500 were granted and 1,500 were forfeited during the second quarter. During the second quarter of 2004, the Company issued 7,500 stock options to employees, all of which vest over a five-year period. In accordance with the provisions of SFAS No. 123, the Company recorded approximately $15,500 of compensation expense during the first six months of 2005, of which $5,800 was in the second quarter, related to the 2004 and 2005 grants. There was no compensation expense for the six months ended June 30, 2004 as none of the options vested during that period.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. The Company recorded approximately $21,200 of compensation expense during the first six months of 2005, of which $12,200 was recorded in the second quarter.

Management Stock Purchase Plan

The Management Stock Purchase Plan, which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other executive management may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2005, under the Management Stock Purchase Plan, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91. Related to the discount on the restricted stock, the Company recorded approximately $7,500 of compensation expense during the six month period ended June 30, 2005, of which $4,700 was recorded during the second quarter.

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

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2005 and 2004 and December 31, 2004 was $643,000, $780,000, and $777,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $983,000, $1.1 million, and $1.0 million, respectively. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Balance of loans serviced for others	$126,883	$132,850
Mortgage Servicing Rights:
Balance at beginning of year	$777	$897
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing fee income	(137)	(134)
Change in valuation allowance	3	17

Balance at end of period	$643	$780

Valuation allowance:
Balance at beginning of year	$(11)	$(21)
Increase in impairment reserve	—	—
Reduction of impairment reserve	3	17

Balance at end of period	$(8)	$(4)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Service cost	$19	$17
Interest cost	17	16
Amortization of transition obligation	—	—
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	3	3

Net periodic benefit cost	$35	$32

Weighted-average discount rate assumption used to determine benefit obligation	6.5%	6.5%
Weighted-average discount rate assumption used to determine net benefit cost	6.5%	6.5%

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Service cost	$38	$34
Interest cost	34	32
Amortization of transition obligation	—	—
Amortization of prior service cost	(8)	(8)
Recognized net actuarial loss	6	6

Net periodic benefit cost	$70	$64

Weighted-average discount rate assumption used to determine benefit obligation	6.5%	6.5%
Weighted-average discount rate assumption used to determine net benefit cost	6.5%	6.5%

The Company’s expected benefit payments for the third quarter of 2005 are $9,750 and the expected benefit payments for all of 2005 are $39,000.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan for certain officers. The agreement provides that current active participants with five years of service (vested) will be paid a life annuity upon retirement at age 55 or older, while vested participants who leave the Company prior to to age 55 will be paid a 15 year benefit starting at age 65. The agreement provides for a minimum 15-year guaranteed benefit for all vested participants. The components of the net periodic benefit cost are:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Service cost	$71	$35
Interest cost	55	53
Amortization of transition obligation	7	7
Amortization of prior service cost	4	1
Recognized net actuarial loss	9	21

Net periodic benefit cost	$146	$117

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.5%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.5%

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Service cost	$142	$70
Interest cost	110	106
Amortization of transition obligation	14	14
Amortization of prior service cost	8	2
Recognized net actuarial loss	18	42

Net periodic benefit cost	$292	$234

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.5%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.5%

The Company’s expected benefit payments for the third quarter of 2005 are $43,750 and the expected benefit payments for all of 2005 are $175,000.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was named a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a loan to fund operating expenses of its ski resort. During 2004, the litigation was brought to trial where 20 of the original 21 counts were dismissed, leaving the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Camden National Bank has also obtained and recorded judgments against the Plaintiff, and management believes these judgments partially offset the verdict and, as a result, any exposure is immaterial. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Based on legal counsel’s opinion, management continues to believe that the allegations are unfounded and that it is probable that the judgment will be reversed upon appeal. A motion was filed asking the judge to reverse the jury verdict and the accompanying award of damages. On January 11, 2005 this motion was denied. On February 1, 2005 Camden National Bank filed an appeal of the verdict with the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of June 30, 2005.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional, or local economic conditions could be less favorable than anticipated, adversely impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	adverse weather conditions and high gas prices negatively impacting State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment;

•	increases in loan repayment rates affecting the value of mortgage servicing rights and more generally affecting net interest income

•	changes in the laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including continued industry consolidation and financial services from non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2005:

Net income increased $827,000, or 8.7%, for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. The following were major factors contributing to the results of the first half of 2005 compared to the same period of 2004:

•	Net interest income increased $2.2 million, or 9.0%, which was a net result of:

•	an increase in interest income of $6.0 million, or 16.6%, which was primarily a function of increased earning assets and an increase in yields as a result of a rising rate environment, and

•	an increase in interest expense of $3.8 million, or 32.6%, primarily due to increased deposits and borrowings and increased interest rates.

•	Provision for loan and lease losses increased $410,000 as a result of the increase in all loan categories.

•	Non-interest income decreased $811,000, or 13.7%, primarily due to a gain on the sale of securities in 2004, which did not occur in the current year, and decreased service charges on deposit accounts as a result of increased relationship pricing where the customer receives reduced fees as a result of having multiple deposit and loan products with the Company.

For the three months ended June 30, 2005:

Net income increased $506,000, or 10.2%, for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. The following were major factors contributing to the results of the second quarter of 2005 compared to the same period of 2004:

•	Net interest income increased $1.6 million, or 13.4%, which was a net result of an increase in interest income of $4.0 million, partially offset by an increase in interest expense of $2.4 million, both of which were due to an increase in earning assets and an increase in yields and cost of funds as a result of a rising rate environment.

•	Provision for loan and lease losses increased $345,000 as a result of the increase in all loan categories and concerns related to the Maine tourism industry (a risk factor noted within the ‘Forward Looking Information’ section).

•	Non-interest income decreased $695,000, or 20.7%, primarily due to a $684,000 gain on the sale of securities in the second quarter of 2004, which did not occur in the current year.

•	Non-interest expense increased $127,000 as salary and employee benefit costs increased due to annual salary increases, increased medical insurance costs and increased incentive costs resulting from the improved financial results.

Financial condition at June 30, 2005 compared to December 31, 2004:

•	Loans increased $61.2 million, or 5.7%, with growth being recorded in all loan categories. Residential real estate loans increased $19.6 million, or 6.1%, consumer loans increased $14.2 million, or 8.4%, and commercial real estate loans increased $10.9 million, or 2.7%.

•	Investments increased $36.6 million, or 11.3%.

•	Deposits increased $63.4 million, or 6.3%, as total certificates of deposit increased 12.1%, money market accounts increased 4.8% and total transaction accounts increased 3.3%.

•	Total borrowings increased $34.4 million, or 10.2%, as increased funding from the Federal Home Loan Bank of Boston (FHLBB) was required to support the growth in earning assets.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2005 was $26.7 million, a 9.3%, or $2.3 million, increase over the net interest income of $24.4 million for the first six months of 2004. Interest income on loans increased $5.3 million, or 18.7%, during the six-month period of 2005 compared to the same period of 2004 due to an increase in loans and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. Negatively impacting net interest income $397,000 during the first six months of 2005 compared to the same period of 2004 was the decline in net interest income from interest rate swap agreements that matured on February 1, 2005. The Company experienced an increase in interest income on investments during the first six months of 2005 compared to the same period in 2004 due to increases in volumes, which were partially offset by a reduction in the yields as a result of new investments being added to the portfolio at lower yields than maturing investments. The Company’s total interest expense increased $4.2 million during the first six months of 2005 compared to the same period in 2004. This increase was the result of increases in deposit and borrowing volumes and the rising interest rate environment affecting both deposit and borrowing costs, primarily in money market accounts and borrowings from the FHLBB, respectively. Net interest income, expressed as a percentage of average interest-earnings assets for the first six months of 2005 and 2004, was 3.67% and 3.81%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2005 was $13.7 million, a 13.9%, or $1.7 million, increase compared to $12.0 million in net interest income for the same period in 2004 due to an increase in loans and increases in the Prime Rate, partially offset by a decline in net interest income on interest rate swap agreements.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2005 and 2004, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilized derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. There was an increase in net interest income of $31,000 during the first six months of 2005 compared to an increase of $428,000 in the first six months of 2004 due to the net impact of the derivative financial instruments, which matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended June 30, 2005 and 2004 were $6.1 million and $5.7 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2005			Six Months Ended0 June 30, 2004
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$7,965		4.37%	$6,800		4.49%
Loans	33,937	*	6.25%	28,591	*	5.86%

Total earning assets	41,902		5.77%	35,391		5.54%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	107		0.18%	105		0.19%
Savings accounts	183		0.34%	190		0.35%
Money market accounts	2,296		2.10%	880		0.89%
Certificates of deposit	4,325		2.83%	4,037		2.73%
Borrowings	5,956		3.23%	3,860		2.64%
Brokered certificates of deposit	2,390		3.15%	1,936		3.66%

Total interest-bearing liabilities	15,257		2.19%	11,008		1.80%

Net interest income (fully-taxable equivalent)	26,645			24,383
Less: fully-taxable equivalent adjustment	(279)			(194)

	$26,366			$24,189

Net Interest Rate Spread (fully-taxable equivalent)			3.58%			3.74%
Net Interest Margin (fully-taxable equivalent)			3.67%			3.81%

*	Includes net swap income figures (in thousands) – 2005: $31 and 2004: $428.

Notes: Nonaccrual loans are included in total loans. Tax exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

Dollars in thousands	Six Months Ended June 30,
	2005	2004
Interest-earning assets:
Investments (including federal funds sold)	$367,631	$303,626
Loans	1,095,740	978,553

Total interest-earning assets	1,463,371	1,282,179

Cash and due from banks	29,380	30,384
Other assets	63,686	62,051
Less allowance for loan and lease losses	13,782	14,437

Total assets	$1,542,655	$1,360,177

Sources of funds:
Demand deposits	$128,519	$115,049
NOW accounts	116,847	110,594
Savings accounts	108,763	108,418
Money market accounts	220,368	199,358
Certificates of deposits	307,706	296,247
Borrowings	371,586	293,482
Brokered certificates of deposit	153,219	106,028

Total sources of funds	1,407,008	1,229,176

Other liabilities	11,513	10,280
Shareholders’ equity	124,134	120,721

Total liabilities and shareholders’ equity	$1,542,655	$1,360,177

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	June 30, 2005 Over June 30,2004
Dollars in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$1,426	$(261)	$1,165
Loans	3,405	1,940	5,345

Total interest income	4,831	1,679	6,510

Interest-bearing liabilities:
NOW accounts	6	(4)	2
Savings accounts	1	(8)	(7)
Money market accounts	92	1,324	1,416
Certificates of deposit	155	132	287
Borrowings	1,022	1,074	2,096
Brokered certificates of deposit	857	(403)	454

Total interest expense	2,133	2,115	4,248

Net interest income (fully taxable equivalent)	$2,698	$(436)	$2,262

Provision for Loan and Lease Losses

During the first six months of 2005, the Company provided $575,000 of expense to the ALLL compared to an expense of $165,000 in the first six months of 2004. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The Company had net charge-offs of $175,000 during the first six months of 2005, compared to net recoveries of $220,000 during the first six months of 2004. At the same time, non-performing assets as a percent of total loans decreased to 0.57% at June 30, 2005, compared to 0.60% at December 31, 2004, and 0.59% at June 30, 2004. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at June 30, 2005 of $14.0 million, or 1.24% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at June 30, 2005. Several factors, as explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. The ALLL of $13.6 million and $14.5 million was 1.28% and 1.44% of total loans outstanding at December 31, 2004 and June 30, 2004, respectively.

Non-interest Income

Total non-interest income decreased $811,000, or 13.7%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Service charges on deposit accounts decreased $164,000, or 8.8%, due to relationship pricing changes. Earnings on bank-owned life insurance decreased $142,000 due to lower yields. In the first six months of 2004, the Company recorded a gain on the sale of securities of $684,000, which did not occur during the first six months of 2005. Brokerage and insurance commission income increased $88,000 for the first six months of 2005 compared to the same period of 2004 primarily as a result of the growth in the customer base at Acadia Financial Consultants, a division of the bank subsidiaries. Other non-interest income increased $142,000 primarily due to increased debit card income, which resulted from increased customer transaction volume.

Total non-interest income decreased $695,000, or 20.7%, during the second quarter of 2005 compared to the second quarter of 2004 primarily due to the second quarter 2004 gain on the sale of securities.

Non-interest Expense

Total non-interest expense decreased by $18,000 for the six-month period ended June 30, 2005 compared to the six months ended June 30, 2004. Salaries and employee benefit costs increased $269,000, or 3.1%, during the first six months of 2005 compared to 2004, primarily due to normal annual salary and benefit cost increases and an increase in employee incentive expenses. Other non-interest expenses decreased by $201,000, or 4.5%, for the first six months of 2005 compared to the first six months of 2004, primarily due to a decline in director fees of $143,900 as the stock price has declined since December 31, 2004 and a portion of the fees are paid with phantom stock, and a reversal of $269,000 in expense as a result of an abatement of penalties related to a Form 945 tax withholding remittance issue. These reductions in other non-interest expenses were somewhat offset by increases in marketing, postage and data processing costs.

Total non-interest expense increased $127,000, or 1.6%, for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. Salaries and employee benefit costs increased by $488,000, or 11.6%, during the second quarter of 2005 compared to 2004, primarily due to normal annual salary increases, higher healthcare costs, and increased employee incentive expenses. Although paid once per year, employee incentive expenses are accrued monthly based upon the calculations of an incentive compensation model, which takes into account actual and forecasted financial performance, among other drivers, within a set of key performance indicators. During the second quarter of 2005, the model calculated a higher projected payout than was calculated for the second quarter of 2004 and resulted in an increase of $220,000 in incentive expenses in the second quarter of 2005 compared to the same period in 2004. Other non-interest expenses decreased by $295,000, or 13.3%, for the three months ended June 30, 2005 compared to the prior year due to decline in directors fees and the abatement of penalties related to a tax withholding remittance issue.

FINANCIAL CONDITION

Assets

During the six months of 2005, average assets of $1.5 billion increased $182.5 million, or 13.4%, compared to the same period in 2004. This increase was the result of an increase in the loan portfolio, which averaged $1.1 billion during the first six months of 2005, an increase of $117.2 million, or 12.0%, as compared to $978.6 million during the first six months of 2004. The largest increase in average loan balances was in commercial real estate loans, which increased $39.5 million, or 10.7%, during the first six months of 2005 compared to the first six months of 2004. In addition, average residential real estate loans increased $36.4 million, or 12.4%, reflecting a steady demand for mortgage loans caused by continued low long-term interest rates, strong new and existing home sales, and refinance activity. Average consumer loans increased $36.0 million, or 25.9%, primarily reflecting increased home equity loan activity. Average investments increased $64.0 million, or 21.1%, to $367.6 million for the first six months of 2005 from $303.6 million for the first six months of 2004, as the Company took advantage of a favorable security market, primarily during the first quarter of 2005.

Total assets of $1.6 billion have increased $97.1 million, or 6.5%, since December 31, 2004, as loan balances have increased $61.2 million, or 5.7%, and securities balances have increased $36.6 million, or 11.3%, due to reasons similar to those stated above.

Liabilities and Shareholders’ Equity

During the first six months of 2005, average deposits of $1.0 billion increased by $99.7 million, or 10.7%, compared to the same period in 2004. Average brokered certificates of deposit increased $47.2 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average money market and demand deposit account balances have increased $21.0 million and $13.5 million, respectively. To further support the increase in average earning assets, the Company’s average borrowings increased $78.1 million to $371.6 million, the majority of which are with the FHLBB.

Total liabilities have increased $96.9 million, or 7.1%, since December 31, 2004, to $1.5 billion at June 30, 2005. Total deposits increased $63.4 million led by increases in certificates of deposit (excluding brokered certificates of deposit) of $18.7 million and money market accounts of $10.2 million as rate increases on non-transaction accounts have pulled consumers back into these products. In addition, the Company has increased its use of brokered certificates of deposit as a funding source, resulting in an increase of $34.4 million from December 31, 2004 to June 30, 2005. As the increase in total earning assets was greater than the increase in total deposits over the first six months of 2005, the Company increased its borrowings $34.4 million, primarily at the FHLBB.

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of June 30, 2005 and June 30, 2004, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to long- and short-term liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments including mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first six months of 2005, average deposits of $1.0 billion increased $99.7 million, or 10.7%, from $935.7 million reported during the first six months of 2004. The Company experienced growth in all deposit categories during this period. Comparing average deposits for the first six months of 2005 to 2004, transaction accounts (demand deposits and NOW accounts) increased $19.7 million, savings accounts increased $345,000, money market accounts increased $21.0 million, and certificates of deposit increased $58.7 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $56.8 million on June 30, 2005, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first half of 2005 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first six months of 2005 were $371.6 million, an increase of $78.1 million, from $293.5 million during the first six months of 2004. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $333.3 million and $295.7 million at June 30, 2005 and 2004, respectively. The carrying value of securities pledged as collateral at the FHLBB was $178.4 million and $109.4 million at June 30, 2005 and 2004, respectively. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at June 30, 2005 and 2004. The Company had no outstanding balance on its line of credit with the FHLBB at June 30, 2005 and 2004.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The capital ratios of the Company and its subsidiaries exceeded regulatory guidelines at June 30, 2005 and June 30, 2004. The Company’s Tier 1 to risk-weighted assets was 10.76% and 11.58% at June 30, 2005 and 2004, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at June 30, 2005 and 2004 was 7.40% and 7.91%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company declared dividends in the aggregate amount of $6.9 million and $3.1 million in the first six months of 2005 and 2004, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2005, the Company had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$2,033	$804	$1,229	$—	$—
Other Commitments to Extend Credit	247,791	45,812	44,526	5,745	151,708

Total	$249,824	$46,616	$45,755	$5,745	$151,708

The Company, in the normal course of business, is a party to several off-balance sheet contractual obligations through operating lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts, as outlined in the table below. The future payments will be expensed as incurred and are expected to be made from operating cash flow.

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At June 30, 2005, the Company had the following levels of contractual obligations for the remainder of 2005 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousands)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,217	$275	$914	$659	$1,369
Capital Leases	—	—	—	—	—
Long-Term Debt	310,409	91,180	79,145	93,944	46,140
Other Long-Term Obligations	—	—	—	—	—

Total	$313,626	$91,455	$80,059	$94,603	$47,509

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At June 30, 2005, the Company had no derivative instruments. On July 14, 2005, the Company purchased $50.0 million in floor contracts with a strike rate of 6.0% and terminates in 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the subsidiary’s Boards of Directors and are reviewed and approved annually. Each bank subsidiary’s Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2005.

Rate Change	Estimated Changes in NII
+200bp	2.71%
-200bp	(7.69)%

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

The most significant factors affecting the changes in market risk exposures during the first six months of 2005 were the continued rise in interest rates, with four 25 basis point increases in the Prime Rate, increases in variable rate residential, consumer and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly upward as prime-based loans drive interest income levels upward. In a sustained rising rate environment, net interest income benefits from the Company’s asset sensitive profile, asset yield improvements are expected to outpace funding cost increases. In a falling interest rate environment, net interest income is expected to trend lower as asset sensitivity drives asset yields down more quickly with falling market rates, while funding costs are slower to react. Management has positioned the balance sheet to be asset sensitive based on current economic views and estimates, this strategy may change in the future causing the balance sheet to react differently in various rate environments. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of June 30, 2005, the Company had no derivative instruments. On July 14, 2005, the Company purchased $50.0 million in floor contracts with a strike rate of 6.0% and terminates in 2010. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with which the Company has entered into agreement, and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk of default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation 20 of the original 21 counts were dismissed, leaving only the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Management continues to believe that the allegations are unfounded and that it is probable that this judgment will be reversed upon appeal. A motion has been filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, this motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. Accordingly, no reserve for potential settlement expenditure has been recorded as of June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/05 – 4/30/05	1,000	$32.98	1,000	358,028
5/1/05 – 5/31/05	57,935	32.01	57,935	300,093
6/1/05 – 6/30/05	—	—	—	300,093

Total	58,935	$32.03	58,935	300,093

On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5%, or approximately 395,000 shares of its authorized and issued common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. In July 2005, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2006, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on April 26, 2005.

(b) Robert J. Campbell, Ward I. Graffam, John W. Holmes and Winfield F. Robinson were elected as directors at the annual meeting. Ann W. Bresnahan, Robert W. Daigle, Theodore C. Johanson, Rendle A. Jones, Robin A. Sawyer, Richard N. Simoneau and Arthur E. Strout continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees – Robert J. Campbell (Total votes cast: 6,054,356, with 5,895,829 for and 158,527 withholding authority), Ward I. Graffam (Total votes cast: 6,054,356, with 5,921,935 for and 132,421 withholding authority), John W. Holmes (Total votes cast: 6,054,357, with 5,884,929 for and 169,428 withholding authority) and Winfield F. Robinson (Total votes cast: 6,6,054,356, with 5,921,467 for and 132,889 withholding authority) to serve a three-year term to expire at the annual meeting in 2008. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for 2005 (Total votes cast: 6,054,357, with 5,988,383 for, 46,905 against, and 19,069 abstaining).

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

(11.1) Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	August 5, 2005 Date
Robert W. Daigle
President and Chief Executive Officer

/s/ Sean G. Daly	August 5, 2005 Date
Sean G. Daly
Chief Financial Officer and Principal Financial & Accounting Officer

Exhibit Index

		Page

(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference)	-

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	-

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference)	-

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	32

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	33

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934)	34

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36