Form 10-Q
period 2005-09-30
CAMDEN NATIONAL CORP
filed 2005-11-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at November 7, 2005: Common stock (no par value) 7,586,961 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2005, and for the nine-month and three-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

October 25, 2005

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2005	2004
Interest Income
Interest and fees on loans	$53,018	$42,489
Interest on U.S. government and agency obligations	10,824	9,194
Interest on state and political subdivision obligations	536	256
Interest on interest rate swap agreements	173	1,553
Interest on federal funds sold and other investments	639	350

Total interest income	65,190	53,842

Interest Expense
Interest on deposits	15,013	10,930
Interest on other borrowings	9,458	5,779
Interest on interest rate swap agreements	142	945

Total interest expense	24,613	17,654

Net interest income	40,577	36,188
Provision for (Recovery of) Loan and Lease Losses	920	(685)

Net interest income after provision for (recovery of) loan and lease losses	39,657	36,873

Non-interest Income
Service charges on deposit accounts	2,589	2,804
Other service charges and fees	999	828
Income from fiduciary services	2,961	2,878
Brokerage and insurance commissions	357	242
Mortgage servicing income, net	62	243
Life insurance earnings	482	696
Gain on sale of securities	—	684
Other income	281	255

Total non-interest income	7,731	8,630

Non-interest Expenses
Salaries and employee benefits	13,890	13,051
Net occupancy	1,651	1,659
Furniture, equipment and data processing	1,497	1,580
Amortization of core deposit intangible	664	678
Other expenses	6,432	6,579

Total non-interest expenses	24,134	23,547

Income before income taxes	23,254	21,956
Income Taxes	7,465	7,230

Net Income	$15,789	$14,726

Per Share Data
Basic earnings per share	$2.07	$1.91
Diluted earnings per share	2.06	1.90
Cash dividends per share	$1.10	$0.60
Weighted average number of shares outstanding	7,616,815	7,701,805

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended September 30,
	2005	2004
Interest Income
Interest and fees on loans	$19,228	$14,442
Interest on U.S. government and agency obligations	3,747	2,853
Interest on state and political subdivision obligations	215	85
Interest on interest rate swap agreements	—	518
Interest on federal funds sold and other investments	235	140

Total interest income	23,425	18,038

Interest Expense
Interest on deposits	5,695	3,766
Interest on other borrowings	3,519	1,935
Interest on interest rate swap agreements	—	338

Total interest expense	9,214	6,039

Net interest income	14,211	11,999
Provision for (Recovery of) Loan and Lease Losses	345	(850)

Net interest income after provision for (recovery of) loan and lease losses	13,866	12,849

Non-interest Income
Service charges on deposit accounts	887	938
Other service charges and fees	381	185
Income from fiduciary services	990	912
Brokerage and insurance commissions	111	84
Mortgage servicing income, net	12	162
Life insurance earnings	160	232
Other income	100	216

Total non-interest income	2,641	2,729

Non-interest Expenses
Salaries and employee benefits	4,957	4,387
Net occupancy	516	519
Furniture, equipment and data processing	523	536
Amortization of core deposit intangible	221	224
Other expenses	2,172	2,118

Total non-interest expenses	8,389	7,784

Income before income taxes	8,118	7,794
Income Taxes	2,626	2,538

Net Income	$5,492	$5,256

Per Share Data
Basic earnings per share	$0.72	$0.68
Diluted earnings per share	0.72	0.68
Cash dividends per share	$0.20	$0.20
Weighted average number of shares outstanding	7,591,939	7,656,939

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2005	2004
Net income	$15,789	$14,726
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit of $1,315 and $480 for 2005 and 2004, respectively	(2,442)	(891)
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of tax benefit of $28 and $186 for 2005 and 2004, respectively	(53)	(346)

Comprehensive income	$13,294	$13,489

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three Months Ended September 30,
	2005	2004
Net income	$5,492	$5,256
Other comprehensive (loss) income, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax (benefit) expense of $(601) and $1,808 for 2005 and 2004, respectively	(1,116)	3,358
Change in effective cash flow hedge component of unrealized appreciation on derivative instruments marked to market, net of tax benefit of $28 and $66 for 2005 and 2004, respectively	(53)	(123)

Comprehensive income	$4,323	$8,491

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets
Cash and due from banks	$32,627	$31,573
Securities available for sale, at market	374,694	321,881
Securities held to maturity (market value $14,002 and $2,078 at September 30, 2005 and December 31, 2004, respectively)	13,929	2,117
Loans, less allowance for loan and lease losses of $13,828 and $13,641 at September 30, 2005 and December 31, 2004, respectively	1,149,696	1,055,653
Premises and equipment, net	16,357	16,392
Interest receivable	6,244	5,916
Core deposit intangible	2,261	2,924
Goodwill	3,991	3,991
Other assets	55,812	49,418

Total assets	$1,655,611	$1,489,865

Liabilities
Deposits:
Demand	$153,873	$131,998
NOW	123,146	120,203
Money market	232,724	211,060
Savings	103,072	112,010
Certificates of deposit	516,749	439,330

Total deposits	1,129,564	1,014,601

Borrowings from Federal Home Loan Bank	318,315	277,690
Other borrowed funds	65,076	59,130
Accrued interest and other liabilities	13,214	12,039

Total liabilities	1,526,169	1,363,460

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,593,461 and 7,634,975 shares on September 30, 2005 and December 31, 2004, respectively	2,450	2,450
Surplus	4,107	4,440
Retained earnings	124,629	118,764
Accumulated other comprehensive (loss) income:
Net unrealized gains (losses) on securities available for sale, net of income tax	(1,691)	751
Net unrealized losses on derivative instruments, marked to market, net of income tax	(53)	—

Total accumulated other comprehensive (loss) income	(1,744)	751

Total shareholders’ equity	129,442	126,405

Total liabilities and shareholders’ equity	$1,655,611	$1,489,865

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net Income	$15,789	$14,726
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan and lease losses	920	(685)
Depreciation and amortization	1,467	1,645
Gain on sale of securities	—	(684)
Increase in interest receivable	(328)	(480)
Decrease in core deposit intangible	663	678
Increase in other assets	(1,772)	(712)
Increase (decrease) in other liabilities	1,175	(151)
Increase in residential mortgage loans held for sale	—	(706)

Net cash provided by operating activities	17,914	13,631

Investing Activities
Proceeds from maturities of securities held to maturity	395	800
Proceeds from sale and maturities of securities available for sale	49,859	85,533
Purchase of securities held to maturity	(12,213)	—
Purchase of securities available for sale	(106,888)	(74,679)
Purchase of Federal Home Loan Bank stock	(3,479)	—
Net increase in loans	(94,963)	(75,532)
Net decrease in other real estate owned	—	25
Purchase of premises and equipment	(848)	(1,703)

Net cash used in investing activities	(168,137)	(65,556)

Financing Activities
Net increase in deposits	114,963	92,601
Proceeds from Federal Home Loan Bank borrowings	18,760,036	9,750,755
Repayments on Federal Home Loan Bank borrowings	(18,719,411)	(9,791,170)
Net increase in other borrowed funds	5,946	3,845
Repurchase of issued common stock	(1,964)	(4,067)
Proceeds from stock issuance under option plan	102	71
Cash dividends	(8,395)	(4,648)

Net cash provided by financing activities	151,277	47,387

Net increase (decrease) in cash and cash equivalents	1,054	(4,538)
Cash and cash equivalents at beginning of year	31,573	37,164

Cash and cash equivalents at end of period	$32,627	$32,626

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of September 30, 2005, and December 31, 2004, the consolidated statements of income for the nine and three months ended September 30, 2005 and September 30, 2004, the consolidated statements of comprehensive income (loss) for the nine and three months ended September 30, 2005 and September 30, 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the nine-month period ended September 30, 2005 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2004 Annual Report on Form 10-K.

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

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$15,789	$14,726
Weighted average shares outstanding	7,616,815	7,701,805
Effect of dilutive employee stock options	25,875	33,195

Adjusted weighted average shares and assumed conversion	7,642,690	7,735,000

Basic earnings per share	$2.07	$1.91
Diluted earnings per share	2.06	1.90

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$5,492	$5,256
Weighted average shares outstanding	7,591,939	7,656,939
Effect of dilutive employee stock options	26,981	33,517

Adjusted weighted average shares and assumed conversion	7,618,920	7,690,456

Basic earnings per share	$0.72	$0.68
Diluted earnings per share	0.72	0.68

All outstanding and exercisable stock options at September 30, 2005 and 2004 were in-the-money options as the exercise price was less than the average market price of the common stock. At September 30, 2005, the Company had 56,250 non-vested stock option grants, all of which were in-the-money options. At September 30, 2004, the Company had 18,000 non-vested stock option grants, all of which were in-the-money options.

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company had interest rate protection agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements, the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” management designated these swap agreements as cash-flow hedges since they converted a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. Management estimated the hedge relationship to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime rate loans. Under these agreements, the Company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with SFAS No. 133, management designated these floors as cash flow hedges. Management estimated the hedge relationship to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At September 30, 2005, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 — INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At September 30, 2005, the Company had a greater than 12 months unrealized loss of $1.2 million, which represents 2.2% of the $53.4 million fair value of the specific securities. The position included seven mortgage-backed securities issued by Fannie Mae, one issued by Freddie Mac and three collateralized mortgage obligations, which accounted for 79.2%, 6.8% and 14.0%, respectively, of the greater than 12 months unrealized loss position. Management feels that the unrealized loss positions are primarily due to the changes in the interest rate environment and that there is little risk of loss and, therefore, the securities are not considered other-than-temporarily impaired. At September 30, 2004, management determined that no investments were other-than-temporarily impaired.

NOTE 5 — CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	7,163	6,500

Core deposit intangible, net	$2,261	$2,924

Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2005 amounted to $664,000 and $221,000, respectively. Amortization expense for the nine- and three-month periods ended September 30, 2004 amounted to $678,000 and $224,000 respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $884,000 in 2005, $864,000 in 2006, $856,000 in 2007, and $320,000 in 2008.

NOTE 6 – GOODWILL

The value of the Company’s goodwill balances, including the related impairment loss, is as follows:

	September 30, 2005
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

NOTE 7 — COMMON STOCK REPURCHASE

On July 26, 2005, the Board of Directors of the Company approved the 2005 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. For the quarter ended September 30, 2005, the Company did not repurchase any shares under the 2005 Common Stock Repurchase Program. On July 27, 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 5% or approximately 395,000 shares of its authorized and issued common stock for reasons similar to the 2005 Common Stock Repurchase Program. Under the 2004 plan, which was in effect through the second quarter of 2005, the Company repurchased 94,907 shares of common stock at an average price of $32.15.

NOTE 8 — SHAREHOLDERS’ EQUITY

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

Stock Option Awards

Under the current plan, the exercise price of incentive stock options shall not be less than 100% of the fair market value on the date of grant, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. During the first nine months of 2005, the Company issued, under the current plan, 43,750 stock options to employees, all of which vest over a five-year period. Of the 43,750 options issued in 2005, 1,000 were granted during the third quarter. During the third quarter of 2004, the Company issued 10,000 stock options to employees, all of which vest over a five-year period. In accordance with the provisions of SFAS No. 123, the Company recorded approximately $21,100 of compensation expense during the first nine months of 2005, of which $5,600 was in the third quarter, related to the 2004 and 2005 grants. There was no compensation expense for the nine months ended September 30, 2004 as none of the options vested during that period.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. The Company recorded approximately $33,500 of compensation expense during the first nine months of 2005, of which $12,300 was recorded in the third quarter.

Management Stock Purchase Plan

The Management Stock Purchase Plan, which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other executive management may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2005, under the Management Stock Purchase Plan, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91. Related to the discount on the restricted stock, the Company recorded approximately $12,300 of compensation expense during the nine month period ended September 30, 2005, of which $4,800 was recorded during the third quarter.

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company to allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current calculation of awards, based on projections of tangible book value and return on average equity for the three-year performance period January 1, 2005 through December 31, 2007, is not considered material and no related expense has been recognized.

NOTE 9 — MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2005 and 2004 and December 31, 2004 was $565,000, $843,000, and $777,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $834,000, $1.2 million, and $1.1 million, respectively. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Balance of loans serviced for others	$123,898	$139,410
Mortgage Servicing Rights:
Balance at beginning of year	$777	$897
Mortgage servicing rights capitalized	—	152
Amortization charged against mortgage servicing fee income	(208)	(222)
Change in valuation allowance	(4)	16

Balance at end of period	$565	$843

Valuation allowance:
Balance at beginning of year	$(11)	$(21)
Increase in impairment reserve	(14)	(1)
Reduction of impairment reserve	10	17

Balance at end of period	$(15)	$(5)

NOTE 10 — EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Service cost	$19	$17
Interest cost	17	16
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	3	3

Net periodic benefit cost	$35	$32

Weighted-average discount rate assumption used to determine benefit obligation	6.50%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	6.50%	6.50%

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Service cost	$57	$51
Interest cost	51	48
Amortization of prior service cost	(12)	(12)
Recognized net actuarial loss	9	9

Net periodic benefit cost	$105	$96

Weighted-average discount rate assumption used to determine benefit obligation	6.50%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	6.50%	6.50%

The Company’s expected benefit payments for the fourth quarter of 2005 are $9,750 and the expected benefit payments for all of 2005 are $39,000.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan (“SERP”) for certain officers. The agreement provides that current active participants with 5 years of service (vested) will be paid a life annuity upon retirement at age 55 or older, while vested participants who leave the Company prior to age 55 will be paid a 15-year benefit starting at age 65. The agreement provides for a minimum 15-year guaranteed benefit for all vested participants. The components of the net periodic benefit cost are:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Service cost	$68	$35
Interest cost	61	53
Amortization of transition obligation	7	7
Amortization of prior service cost	5	1
Recognized net actuarial loss	16	21

Net periodic benefit cost	$157	$117

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.50%

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Service cost	$210	$105
Interest cost	171	159
Amortization of transition obligation	21	21
Amortization of prior service cost	13	3
Recognized net actuarial loss	34	63

Net periodic benefit cost	$449	$351

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.50%

The increase in service cost resulted from the addition of two executives to the SERP during the fourth quarter of 2004. The Company’s expected benefit payments for the fourth quarter of 2005 are $43,750 and the expected benefit payments for all of 2005 are $175,000.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123 – Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 – Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 – Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 12 — LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was named a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a loan to fund operating expenses of its ski resort. During 2004, the litigation was brought to trial where 20 of the original 21 counts were dismissed, leaving the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Camden National Bank has also obtained and recorded judgments against the Plaintiff, and management believes these judgments partially offset the verdict and, as a result, any exposure is immaterial. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Based on legal counsel’s opinion, management continues to believe that the allegations are unfounded and that it is probable that the judgment will be reversed upon appeal. A motion was filed asking the judge to reverse the jury verdict and the accompanying award of damages. On January 11, 2005 this motion was denied. On February 1, 2005 Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. It is anticipated that the Court will issue its decision sometime within the next 90 to 180 days. Accordingly, no reserve for potential settlement expenditure has been recorded as of September 30, 2005.

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

Allowance for Loan and Lease Losses. In preparing the interim consolidated financial statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income and when a greater amount of provision for loan and lease losses is necessary, the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. If the assumptions are incorrect, the ALLL may not be sufficient to cover the losses the Company could experience, which would have an adverse effect on operating results, and may also cause the Company to increase the ALLL in the future. The Company’s net income would decrease if additional amounts needed to be provided to the ALLL.

Other Real Estate Owned (OREO). Periodically the Company acquires property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” and its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change or reduction in the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2005:

Net income increased $1.1 million, or 7.2%, for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. The following were major factors contributing to the results of the first nine months of 2005 compared to the same period of 2004:

•	Net interest income increased $4.4 million, or 12.1%, which was a net result of:

•	an increase in interest income of $11.3 million, or 21.1%, which was primarily a function of increased earning assets and an increase in yields as a result of a rising rate environment, and

•	an increase in interest expense of $7.0 million, or 39.4%, primarily due to increased deposits and borrowings and increased market interest rates.

•	The provision for loan and lease losses was $920,000 for the first nine months of 2005 as a result of the increase in balances in all loan categories. During the first nine months of 2004, due to improved asset quality at UnitedKingfield Bank, the Company recorded a net provision recovery of $685,000.

•	Non-interest income decreased $899,000, or 10.4%, primarily due to a gain on the sale of securities in 2004, which did not occur in the current year, and decreased service charges on deposit accounts as a result of declining overdraft charge assessments.

•	Non-interest expense increased $587,000, or 2.5%, primarily due to increases in salary and employee benefit costs due to annual salary increases, increased medical insurance costs and increased incentive costs resulting from the improved financial results, all of which were partially offset by decreased director fees and an abatement of penalties related to a Form 945 tax withholding remittance issue.

For the three months ended September 30, 2005:

Net income increased $236,000, or 4.5%, for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004. The following were major factors contributing to the results of the third quarter of 2005 compared to the same period of 2004:

•	Net interest income increased $2.2 million, or 18.4%, which was a net result of an increase in interest income of $5.4 million, partially offset by an increase in interest expense of $3.2 million, both of which were due to an increase in earning assets and an increase in yields and cost of funds as a result of a rising rate environment.

•	The provision for loan and lease losses was $345,000 for the three months ended September 30, 2005 as a result of the increase in balances in all loan categories and concerns related to the Maine tourism industry (a risk factor noted within the ‘Forward Looking Information’ section). During the three months ended September 30, 2004, due to improved asset quality at UnitedKingfield Bank, the Company recorded a net provision recovery of $850,000.

•	Non-interest income experienced a decrease of $88,000, or 3.2%, due to the net impact of small fluctuations in multiple income items.

•	Non-interest expense increased $605,000, or 7.8%, as salary and employee benefit costs increased due to annual salary increases, increased medical insurance costs and increased incentive costs resulting from the improved financial results.

Financial condition at September 30, 2005 compared to December 31, 2004:

•	Loans increased $94.2 million, or 8.8%, with growth being recorded in all loan categories. Residential real estate loans increased $39.6 million, or 12.3%, consumer loans increased $17.8 million, or 10.5%, and commercial real estate loans increased $24.1 million, or 6.0%.

•	Investments increased $64.6 million, or 19.9%.

•	Deposits increased $115.0 million, or 11.3%, as total certificates of deposit increased 17.6%, money market accounts increased 10.3% and total transaction accounts increased 9.8%.

•	Total borrowings increased $46.6 million, or 13.8%, as increased funding from the Federal Home Loan Bank of Boston (FHLBB) was required to support the growth in earning assets.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2005 was $41.0 million, a 12.5%, or $4.6 million, increase over the net interest income of $36.5 million for the first nine months of 2004. Interest income on loans increased $10.0 million, or 23.1%, during the nine-month period of 2005 compared to the same period of 2004, due to an increase in loans and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. Negatively impacting net interest income $608,000 during the first nine months of 2005 compared to the same period of 2004 was the decline in net interest income from the interest rate swap agreements that matured on February 1, 2005. The Company experienced an increase in interest income on investments during the first nine months of 2005 compared to the same period in 2004 due to increases in volumes, which were partially offset by a reduction in the yields as a result of new investments being added to the portfolio at lower yields than maturing investments. The Company’s total interest expense increased $7.8 million during the first nine months of 2005 compared to the same period in 2004. This increase was the result of increases in deposit and borrowing volumes and the rising interest rate environment affecting both deposit and borrowing costs, primarily in money market accounts and borrowings from the FHLBB, respectively. Net interest income, expressed as a percentage of average interest-earnings assets for the first nine months of 2005 and 2004, was 3.68% and 3.76%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2005 was $14.4 million, a 19.1%, or $2.3 million, increase compared to $12.1 million in net interest income for the same period in 2004 due to an increase in loans and increases in the Prime Rate, partially offset by a decline in net interest income on interest rate swap agreements.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2005 and 2004, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilized derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. There was an increase in net interest income of $31,000 during the first nine months of 2005 compared to an increase of $608,000 in the first nine months of 2004 due to the net impact of the derivative financial instruments, which matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended September 30, 2005 and 2004 were $6.8 million and $5.9 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost

Interest-earning assets:
Investments (including federal funds sold)	$12,270		4.38%	$9,919		4.45%
Loans	53,243	*	6.39%	43,260	*	5.80%

Total earning assets	65,513		5.88%	53,179		5.49%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	171		0.19%	158		0.19%
Savings accounts	273		0.34%	287		0.35%
Money market accounts	3,905		2.34%	1,586		1.03%
Certificates of deposit	6,823		2.91%	6,000		2.71%
Borrowings	9,485		3.37%	5,800		2.68%
Brokered certificates of deposit	3,814		3.16%	2,878		3.59%

Total interest-bearing liabilities	24,471		2.28%	16,709		1.80%

Net interest income (fully-taxable equivalent)	41,042			36,470
Less: fully-taxable equivalent adjustment	(465)			(282)

	$40,577			$36,188

Net Interest Rate Spread (fully-taxable equivalent)			3.60%			3.69%
Net Interest Margin (fully-taxable equivalent)			3.68%			3.76%

*Includes net swap income figures (in thousands) – 2005: $31 and 2004: $608.

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

Dollars in thousands	Nine Months Ended September 30,
	2005	2004
Interest-earning assets:
Investments (including federal funds sold)	$374,845	$296,909
Loans	1,114,483	993,347

Total interest-earning assets	1,489,328	1,290,256
Cash and due from banks	29,483	31,189
Other assets	64,268	63,043
Less allowance for loan and lease losses	13,828	14,463

Total assets	$1,569,251	$1,370,025

Sources of funds:
Demand deposits	$134,240	$122,882
NOW accounts	117,544	111,998
Savings accounts	107,426	109,384
Money market accounts	223,188	204,353
Certificates of deposits	313,307	295,168
Borrowings	375,874	288,285
Brokered certificates of deposit	161,157	106,913

Total sources of funds	1,432,736	1,238,983
Other liabilities	11,535	10,167
Shareholders’ equity	124,980	120,875

Total liabilities and shareholders’ equity	$1,569,251	$1,370,025

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	September 30, 2005 Over September 30, 2004
Dollars in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$2,594	$(243)	$2,351
Loans	5,256	4,727	9,983

Total interest income	7,850	4,484	12,334

Interest-bearing liabilities:
NOW accounts	8	5	13
Savings accounts	(5)	(9)	(14)
Money market accounts	146	2,173	2,319
Certificates of deposit	367	456	823
Borrowings	1,756	1,929	3,685
Brokered certificates of deposit	1,455	(519)	936

Total interest expense	3,727	4,035	7,762

Net interest income (fully taxable equivalent)	$4,123	$449	$4,572

Provision for Loan and Lease Losses

During the first nine months of 2005, the Company provided $920,000 of expense to the ALLL compared to a net recovery of $685,000 in the first nine months of 2004. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The Company had net charge-offs of $733,000 during the first nine months of 2005, compared to net recoveries of $202,000 during the first nine months of 2004. At the same time, non-performing assets as a percent of total loans decreased to 0.53% at September 30, 2005, compared to 0.60% at December 31, 2004, and 0.77% at September 30, 2004. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at September 30, 2005 of $13.8 million, or 1.19% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at September 30, 2005. Several factors, including those explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. The ALLL of $13.6 million and $13.7 million was 1.28% and 1.31% of total loans outstanding at December 31, 2004 and September 30, 2004, respectively.

Non-interest Income

Total non-interest income decreased $899,000, or 10.4%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Service charges on deposit accounts decreased $215,000, or 7.7%, primarily due to declining overdraft charge assessments. Earnings on bank-owned life insurance decreased $214,000 due to lower yields. In the first nine months of 2004, the Company recorded a gain on the sale of securities of $684,000, which did not occur during the first nine months of 2005. Brokerage and insurance commission income increased $115,000 for the first nine months of 2005 compared to the same period of 2004 primarily as a result of the growth in the customer base at Acadia Financial Consultants, a division of the bank subsidiaries. Other non-interest income increased $26,000 primarily due to increased debit card income, which resulted from increased customer transaction volume.

Total non-interest income decreased $88,000, or 3.2%, during the third quarter of 2005 compared to the third quarter of 2004, primarily due a decrease in service charges and earnings on bank-owned life insurance.

Non-interest Expense

Total non-interest expense increased by $587,000 for the nine-month period ended September 30, 2005 compared to the nine months ended September 30, 2004. Salaries and employee benefit costs increased $839,000, or 6.4%, during the first nine months of 2005 compared to 2004, primarily due to normal annual salary and benefit cost increases and an increase in employee incentive expenses. Other non-interest expenses decreased by $147,000, or 2.2%, for the first nine months of 2005 compared to the first nine months of 2004, primarily due to a decline in director fees of $148,700 as the stock price has declined since December 31, 2004 and a portion of the director fees are benchmarked to the stock price, and a reversal of $269,000 in expense as a result of an abatement of penalties related to a Form 945 tax withholding remittance issue. These reductions in other non-interest expenses were somewhat offset by increases in marketing, postage and data processing costs.

Total non-interest expense increased $605,000, or 7.8%, for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Salaries and employee benefit costs increased by $570,000, or 13.0%, during the third quarter of 2005 compared to 2004, primarily due to normal annual salary increases, higher healthcare costs, and increased employee incentive expenses. Although paid once per year, employee incentive expenses are accrued monthly based upon the calculations of an incentive compensation model, which takes into account actual and forecasted financial performance, among other drivers, within a set of key performance indicators. During the third quarter of 2005, the model calculated a higher projected payout than was calculated for the third quarter of 2004 and resulted in an increase of $219,600 in incentive expenses in the third quarter of 2005 compared to the same period in 2004. The remaining non-interest expenses categories for the three months ended September 30, 2005 increased only 1.0% compared to the same period 2004.

FINANCIAL CONDITION

Assets

During the nine months of 2005, average assets of $1.6 billion increased $199.2 million, or 14.5%, compared to the same period in 2004. This increase was the result of an increase in the loan portfolio, which averaged $1.1 billion during the first nine months of 2005, an increase of $121.1 million, or 12.2%, as compared to $993.3 million during the first nine months of 2004. The largest increase in average loan balances was in residential real estate loans, which increased $39.7 million, or 13.4%, during the first nine months of 2005 compared to the first nine months of 2004 reflecting a steady demand for mortgage loans caused by continued low long-term interest rates, strong new and existing home sales, and refinance activity. In addition, average commercial real estate loans increased $36.7 million, or 9.7%, and average consumer loans increased $35.2 million, or 24.5%, primarily reflecting increased home equity loan activity. Average investments increased $77.9 million, or 26.2%, to $374.8 million for the first nine months of 2005 from $296.9 million for the first nine months of 2004, as the Company took advantage of a favorable security market, primarily during the first quarter of 2005.

Total assets of $1.7 billion have increased $165.7 million, or 11.1%, since December 31, 2004, as loan balances have increased $94.2 million, or 8.8%, and securities balances have increased $64.6 million, or 19.9%, due to reasons similar to those stated above.

Liabilities and Shareholders’ Equity

During the first nine months of 2005, average deposits of $1.1 billion increased by $106.2 million, or 11.2%, compared to the same period in 2004. Average brokered certificates of deposit increased $54.2 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average money market and demand deposit account balances have increased $18.8 million and $11.4 million, respectively. To further support the increase in average earning assets, the Company’s average borrowings increased $87.6 million to $375.9 million, the majority of which are with the FHLBB.

Total liabilities have increased $162.7 million, or 11.9%, since December 31, 2004, to $1.5 billion at September 30, 2005. Total deposits increased $115.0 million led by increases in certificates of deposit (excluding brokered certificates of deposit) of $46.9 million, demand deposits of $21.9 million, and money market accounts of $21.7 million. In addition, the Company has increased its use of brokered certificates of deposit as a funding source, resulting in an increase of $30.6 million from December 31, 2004 to September 30, 2005. As the increase in total earning assets was greater than the increase in total deposits over the first nine months of 2005, the Company increased its borrowings $46.6 million, primarily at the FHLBB.

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of September 30, 2005 and September 30, 2004, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to long- and short-term liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments including mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first nine months of 2005, average deposits of $1.1 billion increased $106.2 million, or 11.2%, from $950.7 million reported during the first nine months of 2004. The Company experienced growth in all deposit categories during this period with the exception of savings accounts, which slightly decreased. Comparing average deposits for the first nine months of 2005 to 2004, transaction accounts (demand deposits and NOW accounts) increased $16.9 million, savings accounts decreased $2.0 million, money market accounts increased $18.8 million, and certificates of deposit increased $72.4 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $52.6 million on September 30, 2005, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first nine months of 2005 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first nine months of 2005 were $375.9 million, an increase of $87.6 million, from $288.3 million during the first nine months of 2004. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $333.3 million and $296.5 million at September 30, 2005 and 2004, respectively. The carrying value of securities pledged as collateral at the FHLBB was $178.4 million and $159.6 million at September 30, 2005 and 2004, respectively. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at September 30, 2005 and 2004. The Company had no outstanding balance on its line of credit with the FHLBB at September 30, 2005 and 2004.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The capital ratios of the Company and its subsidiaries exceeded regulatory guidelines at September 30, 2005 and September 30, 2004. The Company’s Tier 1 to risk-weighted assets was 10.78% and 11.41% at September 30, 2005 and 2004, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at September 30, 2005 and 2004 was 7.50% and 8.00%, respectively.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company paid dividends in the aggregate amount of $8.4 million for first nine months of 2005, which included a $0.50 per share special dividend paid in the first quarter of 2005. For the first nine months of 2004, the Company paid dividends in the aggregate amount of $4.6 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition.

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2005, the Company had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in thousands)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$2,446	$753	$1,693	$—	$—
Other Commitments to Extend Credit	253,224	37,388	58,724	6,148	150,964

Total	$255,670	$38,141	$60,417	$6,148	$150,964

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

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At September 30, 2005, the Company had the following levels of contractual obligations for the remainder of 2005 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousands)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,081	$138	$915	$659	$1,369
Capital Leases	—	—	—	—	—
Long-Term Debt	318,315	91,725	76,769	102,142	47,679
Other Long-Term Obligations	—	—	—	—	—

Total	$321,396	$91,863	$77,684	$102,801	$49,048

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable Prime Rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At September 30, 2005, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2005.

Rate Change	Estimated Changes in NII
+200bp	(0.35%)
-200bp	(4.69%)

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2005 were the continued rise in interest rates, with six 25 basis point increases in the Prime Rate, increases in variable rate residential, consumer and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to remain relatively the same. In a sustained rising rate environment, net interest income benefits from the Company’s asset sensitive profile, however, these asset yield improvements are expected to somewhat mirror funding cost increases. In a falling interest rate environment, net interest income is expected to trend lower as asset sensitivity drives asset yields down more quickly with falling market rates, while funding costs are slower to react. Management has positioned the balance sheet to be asset sensitive based on current economic views and estimates, this strategy may change in the future causing the balance sheet to react differently in various rate environments. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of September 30, 2005, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with which the Company has entered into agreement, and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk of default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to routine litigation incidental to its business, the Company’s subsidiary, Camden National Bank, was a defendant in a lawsuit brought by a former commercial customer. The customer claimed the Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation 20 of the original 21 counts were dismissed, leaving only the single breach of contract count, in which, the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company has reviewed this matter with counsel and the Company’s outside auditors. Management continues to believe that the allegations are unfounded and that it is probable that this judgment will be reversed upon appeal. A motion has been filed asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, this motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. It is anticipated that the Court will issue its decision sometime within the next 90 to 180 days. Accordingly, no reserve for potential settlement expenditure has been recorded as of September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/05 — 7/31/05	—	$—	—	750,000
8/1/05 — 8/31/05	—	—	—	750,000
9/1/05 — 9/30/05	—	—	—	750,000

Total	—	$—	—	750,000

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

(10.1) Transitional Amendment No. 1 to the Deferred Compensation Plan*

(10.2) Transitional Amendment No. 2 to the Deferred Compensation Plan*

(10.3) Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on April 2, 2001.)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	November 4, 2005
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	November 4, 2005
Sean G. Daly	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page

(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference)	—

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	—

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference)	—

(10.1)	Transitional Amendment No. 1 to the Deferred Compensation Plan	32

(10.2)	Transitional Amendment No. 2 to the Deferred Compensation Plan	34

(10.3)	Deferred Compensation Plan (incorporated by reference)	—

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	—

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	36

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	37

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934)	38

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40