Form 10-K
period 2005-12-31
CAMDEN NATIONAL CORP
filed 2006-03-10
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236-8821

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of June 30, 2005 is: Common stock; $211,000,095. Shares of the Registrant’s common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2006 is: Common Stock: 7,519,629.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2006 pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION

2005 FORM 10-K ANNUAL REPORT

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national or regional economic conditions could be less favorable than anticipated, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates affecting the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs negatively impacting State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels necessitating increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Item 1A. Risk Factors, beginning on page 11. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.	Business

Overview. Camden National Corporation (the “Company”), with $1.7 billion in assets, is a publicly held, multi-bank and financial services holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from consumer, institutional, non-profit and commercial customers and to extend loans to consumer, institutional, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiaries, Camden National Bank (“CNB”), UnitedKingfield Bank (“UKB”), and its brokerage and insurance services through Acadia Financial Consultants (“AFC”), which operates as a division of the two banking subsidiaries. The Company also provides wealth management, trust and employee benefit products and services through its other subsidiary, Acadia Trust, N.A. (“AT”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing and technology services to its subsidiaries. These services include general management, financial management, risk management and bank operations. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, UKB and AT. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries.

The Company. The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of stock in the Company. As a result of this share exchange, the Company became CNB’s sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of the Trust Company of Maine, Inc. (“TCOM”). On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company organized under the laws of the State of Delaware and having its principal office in the State of Maine, with one principal subsidiary, Kingfield Savings Bank (“KSB”), a Maine-chartered stock savings bank with its principal office in Kingfield, Maine. Effective February 4, 2000, United Bank and KSB were merged to form UKB. On July 19, 2001, the Company acquired AT and Gouws Capital Management, Inc., which was merged into AT on December 31, 2001. On October 24, 2001, the Company acquired the remaining minority interest in TCOM. On January 1, 2003, TCOM merged with AT, with AT remaining as the surviving entity.

As of December 31, 2005, the Company’s securities consisted of one class of common stock, no par value, of which there was 7,529,073 shares outstanding held of record by approximately 955 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

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

The Company makes available, free of charge and as soon as reasonably practicable after electronically filing with the SEC, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, through the Investor Relations page of its subsidiary banks’ websites, as identified below. In addition, the Company makes available, free of charge, its Code of Ethics through the Investor Relations page of its subsidiary banks’ websites.

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

CNB offers its products and services primarily in the communities of Belfast, Bucksport, Camden, Damariscotta, Kennebunk, Portland, Rockland, Thomaston, Union, Vinalhaven and Waldoboro, Maine, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. AFC is a full-service brokerage and insurance division of CNB. CNB customers may also access these products and services using other media, including CNB’s internet website located at www.camdennational.com.

CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of CNB up to the maximum amount permitted by law.

UnitedKingfield Bank. UKB, a direct, wholly owned subsidiary of the Company, is a financial institution chartered under the laws of the State of Maine and having its principal office in Bangor, Maine. UKB is subject to regulation, supervision and examination by the FDIC and the Superintendent. The FDIC insures the deposits of UKB up to the maximum amount permitted by law.

UKB offers its products and services primarily in the communities of Bangor, Bingham, Corinth, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Kingfield, Lewiston, Madison, Milo, Phillips, Rangeley and Stratton, Maine, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. AFC is a full-service brokerage and insurance division of UKB. UKB customers may also access these products and services using other media, including UKB’s internet website located at www.unitedkingfield.com.

Merger of Bank Franchises. On January 12, 2006, the Company announced that it would combine, subject to required regulatory approval, its two banking subsidiaries, CNB and UKB, under the Camden National Bank charter. This combination is intended to allow the Company to redirect resources from administrative efforts required to maintain two separate bank franchises, to areas that will improve the Customer Experience. The Company anticipates that there will be no job losses or branch closings as a result of combining the two banks.

Acadia Trust, N.A. AT, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with trust powers chartered under the laws of the State of Maine and having its principal office in Portland, Maine, and an internet website located at www.acadiatrust.com.

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

Competition. The Company competes principally in midcoast and southern Maine through CNB, its largest subsidiary bank. CNB considers its primary market areas to be in Knox County and Waldo County, with a growing presence in Cumberland, Hancock, Lincoln and York counties, all in the State of Maine. The combined population of the two primary counties of Knox and Waldo is approximately 79,400 people, and their economies are based primarily on tourism, and supported by a substantial population of retirees. Major competitors in the Company’s market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company, through UKB, also competes in both the central and western Maine areas. Most of UKB’s offices are located in communities that can generally be characterized as rural areas, with the exception of the cities of Bangor and Lewiston, which have populations of approximately 31,550 and 36,000, respectively. All UKB offices are located in the State of Maine. Major competitors in these market areas include local branches of large regional bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within UKB’s market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company’s Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities. The Company, through CNB and UKB, has branches that are located in towns within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial loan products, enable its subsidiary banks to compete effectively. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth. The Company had consolidated asset growth of 11.0%, or $163.4 million, during 2005. The primary factor contributing to the growth was the increase in lending activity at the Company’s subsidiary banks. As the business continued to grow during this past year, each of the Company’s subsidiary banks focused on customer service. The Company’s performance-based compensation program also supported this growth by creating an environment where employees have a personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. In addition, the Company continues to evaluate the possibilities of expansion into new markets through both de novo expansion and acquisitions. In the interim, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. During 2004, CNB purchased an historic property in downtown Rockland, Maine that will allow for expansion of CNB’s busiest branch, which is located adjacent to the purchased property.

The Company’s Employees. The Company employs approximately 320 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months, with the most recent rating coming in as positive. There are no known disputes between management and employees.

The Company’s Employee Incentives. All Company employees are eligible for participation in the Company’s Retirement Savings 401(k) Plan and Profit Sharing Plan, and certain officers of the Company may also participate in the Company’s 2003 Stock Option Plan, Supplemental Executive Retirement Plan, Executive Incentive Compensation Program and Deferred Compensation Plan.

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

BHCs – Activities and Other Limitations. As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsafe and unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

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

Unless a BHC becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act (“GLBA”), the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities, which are permissible for subsidiaries of an FHC. Further, the GLBA expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary may only be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Declaration of Dividends. According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “FRB Dividend Policy”), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings, and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares, in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned Maine financial institutions, such as UKB.

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

The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has determined that the 3.0% leverage ratio requirement is the minimum for strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s risk-based capital ratio and leverage ratio currently are, and its management expects these ratios to remain, in excess of regulatory requirements.

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

At December 31, 2005, each of the Company’s subsidiary banks was deemed to be a “well-capitalized” institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, each of the Company’s subsidiary banks would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, the section entitled Note 21 Regulatory Matters.

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

Activities and Investments of National Banking Associations. National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC, which limit the activities of national banking associations to those that are deemed to be part of, or incidental to, the “business of banking.” Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank.

Other Regulatory Requirements

Community Reinvestment Act. Both CNB and UKB are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a depository institution, to assess such institution’s record of meeting the credit needs of the communities served by the institution, including those of low and moderate income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

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

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, customer identity notification and customer risk analysis. The PATRIOT Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. Management believes that it is currently in compliance with all currently effective requirements prescribed by the PATRIOT Act and all applicable final implementing regulations.

Deposit Insurance. The banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (“BIF”) member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based upon their capital ratios and other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such the Company’s subsidiary banks, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Item 1A.	Risk Factors

Interest rate volatility may reduce our profitability.

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, there can be no assurance that a change in interest rates will not negatively impact our results from operations or financial position. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan and lease losses.

Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable loan and lease losses based on a number of factors. Monthly, the Corporate Risk Management Group reviews the assumptions, calculation methodology and balance of the allowance for loan and lease losses (“ALLL”) with the board of directors for each bank subsidiary. On a quarterly basis, the Company’s Board of Directors, as well as the board of directors for each subsidiary bank, completes a similar review of the ALLL. If the assumptions are incorrect, the ALLL may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the ALLL in the future. If additional amounts were provided to the ALLL, our net income would decrease.

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

We are exposed to real estate and economic factors in the central, southern, western and midcoast areas of Maine, as virtually the entire loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these mortgage loans than if the loans were more geographically diverse.

If we do not maintain net income growth, the market price of our common stock could be adversely affected.

Our return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on our continued growth and expansion. Our growth strategy has two principal components—internal growth and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is crucial to our external growth. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to sustain growth in the loan portfolio and our results of operations and financial condition may otherwise be negatively impacted.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

Our banking subsidiaries have traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our banking subsidiaries decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

Our banking business is highly regulated.

Bank holding companies, national banking associations and state-chartered banks operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC, the FDIC and the Superintendent possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Furthermore, our business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates our bank subsidiaries must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our bank subsidiaries.

We could be held responsible for environmental liabilities of properties we acquire through foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recoup any of the costs from any third party.

To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions.

Although we do not have an aggressive acquisition strategy, we have acquired, and in the future, will continue to consider the acquisition of, other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

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

Through our bank subsidiaries, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time to time, we have been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Changes in tax legislation could have a material impact on our results of operations.

Changes in tax legislation could have a material impact on our results of operations. The State of Maine may replace its current franchise tax on financial institutions with a corporate-based tax.

We are subject to inherent risks related to the merger of our bank franchises.

During 2006, we plan to merge our two banking subsidiaries to operate under the CNB charter. Our business may be negatively impacted by certain risks inherent with such transactions, such as the risk that the merged bank will not perform in accordance with management’s expectations, the risk that difficulties will arise in connection with the integration of the operations of the banks, the risk that management will divert its attention from other aspects of our business, and the risk that we may lose key employees of the merged banks.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2.	Properties

The Company operates in 28 facilities. The headquarters of the Company and the headquarters and main office of CNB are located at 2 Elm Street, Camden, Maine, and CNB owns this property. The building has 15,500 square feet of space on three levels. CNB also owns seven of its branch facilities, none of which is subject to a mortgage. CNB also leases five branches and parking spaces associated with those branches under long-term leases, which expire in 2006, 2008, 2010 and 2077. During 2004, CNB purchased a three-level, 21,000 square foot building in downtown Rockland, Maine, which is adjacent to our existing Rockland branch and will be used for its expansion. The building, which is owned by CNB, currently has 2,400 square feet of finished space that is subdivided and leased to three tenants.

The main office of UKB is located at 145 Exchange Street, Bangor, Maine, and is owned by UKB. The building has 25,600 square feet of space on two levels. UKB occupies 16,975 square feet of space on both floors. AT leases 1,110 square feet on the first floor and 535 square feet of space on the second floor of this building. The law firm of Russell, Silver & Silverstein P.A., Professional Information Networks, and Ledgewood Construction also lease 2,896 square feet, 1,920 square feet and 2,110 square feet, respectively, on the second floor. Actuarial Designs & Solutions, Inc. leases 143 square feet on the first floor. The Company also utilizes 2,042 square feet for off-site computer processing, with the remaining square footage as common space. UKB also owns 12 of its other facilities, none of which is subject to a mortgage. UKB also leases three branches, a parcel of land, and a parking lot, which expire in 2006, 2008, 2009 and 2014.

In August 2005, AT renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. AT leases and occupies 11,523 square feet on the 9th floor and 192 square feet on the 8th floor. In October 2005, AT terminated its sub-lease agreements with the Law Office of David Hunt, Strategic Media, and Hopkinson & Abbondanza. AT entered into a two-year lease agreement in February 2005 with UKB, an affiliated organization, located at 145 Exchange Street, Bangor, Maine, consisting of 1,645 square feet of office space.

The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels.

Item 3.	Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, CNB was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed CNB broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against CNB and awarded damages of $1.5 million. Management of CNB and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, CNB filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff, in the principal amount of $1.5 million. CNB has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages, and as a result, management believes the net settlement will not be material to the Company’s results of operations, financial condition or cash flows. The attorneys for both parties continue to negotiate the details of the final settlement, which will be recorded in 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company stock is traded on the American Stock Exchange (AMEX) under the ticker symbol ‘CAC.’ The Company has paid quarterly dividends since its inception in 1985. The high and low sales prices (as quoted by AMEX) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	Market Price		Dividends Paid Per Share
	High	Low
2005
First Quarter	$40.51	$34.67	$0.70
Second Quarter	$35.47	$29.99	$0.20
Third Quarter	$39.90	$32.90	$0.20
Fourth Quarter	$38.21	$32.81	$0.20

	Market Price		Dividends Paid Per Share
	High	Low
2004
First Quarter	$34.83	$29.70	$0.20
Second Quarter	$33.07	$28.99	$0.20
Third Quarter	$34.90	$29.91	$0.20
Fourth Quarter	$40.30	$34.82	$0.20

As of December 31, 2005, there were 7,529,073 shares of the Company’s common stock outstanding. As of March 3, 2006, there were 7,519,629 shares of the Company’s common stock outstanding held of record by approximately 965 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

Although the Company has historically paid quarterly dividends on its common stock (as disclosed in the table above), the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information, refer to Item 6. Selected Financial Data for dividend related ratios and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically the ‘Capital Resources’ section, for dividend restrictions.

Securities authorized for issuance under equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities in column a) (c)
Equity compensation plans approved by shareholders	107,680	$26.72	730,629
Equity compensation plans not approved by shareholders	—	—	—

Total	107,680	$26.72	730,629

Refer to Notes 1 and 15 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

On July 26, 2005, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2006, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the fourth quarter of 2005, the Company made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/05 – 10/31/05	2,400	$34.52	2,400	747,600
11/1/05 – 11/30/05	25,527	36.07	25,527	722,073
12/1/05 – 12/31/05	29,340	34.82	29,340	692,733

Total	57,267	$35.37	57,267	692,733

Item 6.	Selected Financial Data

(In thousands, except per share data)	DECEMBER 31,
	2005	2004	2003	2002	2001
FINANCIAL CONDITION DATA
Assets	$1,653,257	$1,489,865	$1,370,363	$1,218,419	$1,089,355
Loans	1,182,175	1,069,294	966,855	808,882	724,042
Allowance for Loan and Lease Losses	14,167	13,641	14,135	15,242	13,514
Investments	367,629	323,998	303,749	314,775	263,810
Deposits	1,163,905	1,014,601	900,996	850,134	763,568
Borrowings	347,039	336,820	338,408	238,861	210,843
Shareholders’ Equity	129,538	126,405	119,706	118,828	105,068

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
OPERATIONS DATA
Interest Income	$89,721	$73,377	$72,146	$74,572	$79,870
Interest Expense	34,697	24,365	24,487	27,715	35,689

Net Interest Income	55,024	49,012	47,659	46,857	44,181
Provision for (Recovery of) Loan and Lease Losses	1,265	(685)	(150)	3,080	3,681

Net Interest Income after Provision for (Recovery of) Loan and Lease Losses	53,759	49,697	47,809	43,777	40,500
Non-Interest Income	10,050	11,399	10,829	14,459	13,094
Non-Interest Expense	32,461	31,882	30,424	32,311	31,014

Income Before Provision for Income Tax	31,348	29,214	28,214	25,925	22,580
Income Tax Expense	9,968	9,721	9,286	8,425	7,162
Cumulative Effect of Change in Accounting, net	—	—	—	449	—

Net Income	$21,380	$19,493	$18,928	$17,051	$15,418

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
OTHER DATA
Basic Earnings Per Share	$2.81	$2.54	$2.39	$2.12	$1.90
Diluted Earnings Per Share	2.80	2.53	2.38	2.11	1.89
Dividends Per Share	1.30	0.80	0.72	0.68	0.64
Book Value Per Share	17.21	16.56	15.43	14.80	13.04
Tangible Book Value Per Share (1)	16.40	15.65	14.48	13.77	11.81
Return on Average Assets	1.34%	1.40%	1.48%	1.48%	1.47%
Return on Average Equity	16.99%	15.97%	15.85%	15.38%	15.55%
ALLL to Total Loans	1.20%	1.28%	1.46%	1.88%	1.87%
Non-Performing Loans to Total Loans	0.79%	0.60%	0.70%	1.03%	1.11%
Stock Dividend Payout Ratio	46.26%	31.50%	30.13%	32.08%	33.90%
Average Equity to Average Assets	7.90%	8.75%	9.32%	9.62%	9.44%
Efficiency Ratio (2)	49.88%	52.78%	52.02%	52.70%	54.15%

(1)	Tangible Book Value Per Share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible by the number of common shares outstanding.

(2)	Efficiency Ratio is computed by dividing total non-interest expense by the sum of net interest income and total non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 and financial condition at December 31, 2005 and 2004, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2005 increased $1.9 million, or 9.7%, over net income reported in 2004. Net income per diluted share was $2.80, a 10.7% increase over the $2.53 reported for 2004. The following were significant factors related to the results of fiscal year 2005 compared to fiscal year 2004:

•	Net interest income after provision for loan and lease losses increased 8.2%, or $4.1 million, which was primarily a function of a 15.0% increase in average earning assets outstanding. The net interest margin was 3.68% in 2005 compared to 3.76% in 2004.

•	Non-interest income decreased 11.8%, or $1.3 million, primarily due to a $332,000 loss on the sale of securities in 2005 compared to a $684,000 gain on the sale of securities in 2004. In addition, during 2005, the Company’s service charges decreased 7.2% as a result of declining overdraft charge assessments.

•	Non-interest expenses increased 1.8%, or $579,000, primarily due to an increase in salary and employee benefit costs due to annual salary increases, increased medical insurance costs and increased incentive costs resulting from the improved financial results, all of which were partially offset by decreased director fees and an abatement of penalties related to a 2004 Form 945 tax withholding remittance issue.

•	Total assets at December 31, 2005 increased 11.0%, as loans at December 31, 2005 were $1.18 billion, which is up 10.6% over the $1.07 billion at December 31, 2004. Total deposits of $1.16 billion at December 31, 2005, were up 14.7% over the same period a year earlier.

Results of Operations

Comparison of 2005 to 2004

The Company reported net income of $21.4 million, or $2.80 per diluted share, for 2005 compared to $19.5 million and $2.53 per diluted share in 2004. Return on average assets was 1.34% in 2005, compared to 1.40% in 2004 and return on average shareholders’ equity was 16.99% in 2005, compared to 15.97% in 2004. The decrease in return on average assets was primarily a result of a flattening yield curve, as longer duration earning assets (loans and investments) booked during 2005 experienced less of an increase in yields compared to the 200 basis point increase in short-term funding costs, thus the Company did not produce the same level of net interest spread (yield on earning assets less cost on associated funding liabilities) compared to the prior year. The return on average assets was also negatively affected by the decline in non-interest income in 2005 compared to 2004. The increase in the return on average equity was primarily due to a 9.7% increase in net income, while total equity only increased 2.5% due to the impact of dividends, stock repurchases and an accumulated other comprehensive loss.

Net Interest Income

Net interest income accounted for 84.6% of total revenues for the Company, and is the Company’s largest source of revenue. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income was $55.7 million on a fully-taxable equivalent basis in 2005, compared to $49.4 million in 2004, an increase of 12.7%. The Company’s level of net interest income fluctuates over time for three primary reasons: 1.) Interest earned from earning assets and expenses from interest-bearing deposits and borrowings fluctuate due to changes in interest rates. This is referred to as the “yield” or “rate” component of net interest income. 2.) Net interest income changes due to the amount of earning assets the Company maintains, as well as the amount of non-interest bearing deposits, interest bearing deposits and borrowings the Company holds. This is referred to as the “volume” component of net interest income. 3.) Net interest income fluctuates as a result of the change over time in the components of earning assets, non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “mix” component of net interest income. It is the Company’s goal to maximize net interest income by providing competitive products to its customers that, within various risk parameters, maximize interest income while minimizing interest expense. Management uses several analytical models, including those illustrated by Tables 1 & 2 on pages 33 and 34 below, to assess and monitor those factors that affect net interest income, to assess the Company’s performance in meeting its goals, and to determine future strategies.

Impact of Rates. During 2005, interest rates in the United States continued to increase with eight quarter percentage point increases in the Federal Funds Discount Rate, which followed five quarter percentage point increases in the second half of 2004, and culminated at 4.25% at December 31, 2005. During 2005, the earnings on the Company’s interest-bearing assets, which contractually re-price based on various benchmarks such as the Prime Rate and the London Inter-Bank Offer Rate (“LIBOR”) (these products are also referred to as “variable” or “floating” rate instruments), increased in response to the changes in the underlying benchmark rates resulting in an overall increase in yields. Interest income on securities was negatively impacted during 2005 as a result of new investments being added to the portfolio at lower yields than maturing investments. For the Company’s interest-bearing liabilities, the higher rate environment during 2005 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate increases and the highly competitive environment in which it competes, the Company raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts, as competitors also raised rates paid on such products. In addition, the Company was negatively impacted $2.8 million in 2005 due to increases in short-term borrowing rates (primarily overnight funds from the Federal Home Loan Bank of Boston [“FHLBB”]), and the maturity of interest rate swap agreements on February 1, 2005 (for more information, refer to the Market Risk section and the Notes to the Consolidated Financial Statements), which decreased the swap contribution to net interest income to $31,000 in 2005 from $752,000 in 2004. Overall, during 2005 compared to 2004, the Company’s net interest income was positively impacted $800,000 due to rate changes, with increased earning asset yields contributing $7.2 million, while increased funding costs decreased net interest income $6.4 million.

Impact of Volume. During 2005, loan volume increases contributed $7.0 million to net interest income as residential mortgages increased $53.2 million, or 16.5%, commercial loan balances increased $31.4 million, or 5.5%, and consumer loans (including home equities) increased $20.2 million, or 11.9%. The significant increase in new residential loans was the result of longer-term mortgage rates remaining low due to the relatively flat yield curve. During 2005, deposits (excluding brokered certificates of deposits) increased 10.1%, or $87.6 million. In order to fund balance sheet growth experienced during 2005, the Company increased its use of brokered certificates of deposit $61.7 million, or 42.4%. The Company utilizes brokered certificates of deposit when it determines that the “all in” cost of the brokered certificates of deposit is comparable to the borrowing cost for FHLBB advances with similar maturities or to simply diversify its funding mix. Overall, during 2005 compared to 2004, the Company’s net interest income was positively impacted $5.5 million due to volume changes, with earning asset growth contributing $10.6 million, while the need for increased funding to support the asset growth decreased net interest income $5.1 million.

Information on average balances, yields and rates for the past three years can be found in Table 1 below. Table 2 below shows the changes from 2004 to 2005 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Market Risk section below.

Provision for Loan and Lease Losses

During 2005, the Company provided $1.3 million of expense to its provision for loan and lease losses compared to the recovery of $685,000 for 2004. The increase to the allowance for loan and lease losses (“ALLL”) for 2005 was primarily due to the growth in the Company’s loan portfolio, which increased $112.9 million, or 10.6% from December 31, 2004 to December 31, 2005. In 2005, the ratio of non-performing loans to total loans slightly increased to 0.79% from 0.60% in 2004. In addition, the Company had net charge-offs of $739,000 during 2005 versus net recoveries of $191,000 during 2004. The ALLL as a percentage of total loans was 1.20% at December 31, 2005, a decrease from 1.28% at December 31, 2004. For further discussion of the ALLL, refer to Critical Accounting Policies section below, Item 1A. Risk Factors and the Footnotes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income decreased to $10.1 million for the year ended December 31, 2005, from $11.4 million in 2004, which was a decline of $1.3 million, or 11.8%. The major contributing factor to this decrease was a $332,000 loss on the sale of securities in 2005 compared to a $684,000 gain on the sale of securities in 2004. Service charges on deposit accounts decreased $267,000, or 7.2%, primarily due to declining overdraft charge assessments. Earnings on bank-owned life insurance decreased $285,000, or 30.7%, primarily due to final adjustments to prior year performance. Mortgage servicing income, which is derived from the sale of residential real estate loans and the retention of the related servicing rights, declined $164,000, or 59.2%, in 2005 compared to 2004, as the Company sold fewer mortgages. Other income declined $85,000, or 19.3%, primarily due to a gain on the sale of property of $71,300 recorded in 2004. Other service charges and fees increased $238,000, or 21.6%, as debit card income increased due to growth in transaction volumes. Income from fiduciary services at AT increased $95,000 due to increased assets under management, and brokerage and insurance commission income at AFC increased $135,000 due to increased sales volumes, thus representing a combined increase of 5.4%.

Non-interest Expenses

Non-interest expenses increased to $32.5 million for the year ended December 31, 2005, from $31.9 million in 2004, a change of $579,000, or 1.8%. Salaries and employee benefits increased $1.2 million, or 7.1%, due to investments in human resources, annual salary increases and higher employee benefit and incentive costs. Furniture, equipment and data processing costs increased $76,000 as a result of increased amortization and depreciation costs associated with technology purchases (software and hardware) necessary to support the Company’s growth initiatives. Other expenses decreased $741,000 primarily due to a decline in director fees of $348,000 as a portion of director fees are benchmarked to the stock price and the stock price has declined since December 31, 2004, and an abatement of penalties of $269,000 related to a 2004 Form 945 withholding remittance issue. These reductions in other non-interest expenses were somewhat offset by increases in marketing, postage and debit card costs.

Comparison 2004 to 2003

The Company reported net income of $19.5 million, or $2.53 per diluted share, for 2004 compared to $18.9 million and $2.38 per diluted share in 2003. Return on average assets was 1.40% in 2004, compared to 1.48% in 2003, and return on average shareholders’ equity was 15.97% in 2004, compared to 15.85% in 2003.

Net Interest Income

Net interest income was $49.4 million on a fully-taxable equivalent basis in 2004 compared to $48.0 million in 2003, an increase of 2.8%. Interest rates remained at cyclical and historical lows for the first half of 2004, then began to increase as the Federal Funds Discount Rate increased five times in the second half of the year, by a quarter percentage point at each rate increase, beginning July 1 and ending at 2.25% at December 31, 2004. During the first half of 2004, income from the portfolio of interest-earning assets continued to decline as the amortization and pay-off of existing loans and investments resulted in the reinvestment of those cash flows in either additional loans or other securities, at primarily lower rates of interest than the previous holdings due to the historic low interest rate environment. Specifically, interest income on securities and loans during 2004 compared to 2003 was negatively impacted $1.8 million and $4.2 million, respectively, due to the rate environment. For the Company’s interest-bearing liabilities, the low rate environment during 2004 had a positive impact as non-maturing deposit rates remained low, maturing deposit products and term borrowings re-priced downward upon maturity as existing rates for such products were lower than in previous years. During the second half of the year, the earnings on the Company’s variable rate loans slowly increased in response to the changes in the underlying benchmark rates. As a result of the rate increases, the Company gradually raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts. During 2004, residential mortgages increased $34.1 million, or 11.8%, commercial loans increased $33.5 million, or 6.3%, and consumer loans (including home equities) increased $41.2 million, or 32.1%. Deposits in 2004 (excluding brokered certificates of deposits) increased 5.7%, or $46.9 million. Overall, during 2004 compared to 2003, the Company’s net interest income was positively impacted $1.3 million with a positive $4.6 million due to volume changes, decreased by $3.3 million due to a decrease in earning asset yields somewhat offset by a decrease in rates paid for funding.

Provision for Loan and Lease Losses

During 2004, the Company recovered $685,000 of expense from its provision for loan and lease losses compared to the recovery of $150,000 for 2003. The credit to the ALLL was due primarily to improved asset quality in the Company’s loan portfolio. The ratio of non-performing loans to total loans decreased in 2004 to 0.60% from 0.70% in 2003. In addition, the Company had net recoveries of $191,000 during 2004 versus net charge-offs of $957,000 in 2003. The ALLL as a percentage of total loans was 1.28% at December 31, 2004, a decrease from 1.46% at December 31, 2003.

Non-interest Income

Non-interest income increased to $11.4 million for the year ended December 31, 2004, from $10.8 million in 2003, a $570,000, or 5.3% increase. Trust and investment management fee income at AT increased $425,000 due to increased assets under management, and brokerage and insurance commission income at AFC increased $11,000 due to increased sales volumes, thus representing a combined increase of 11.4%. The Company recorded $684,000 of gains on the sale of securities in 2004, compared to $301,000 in 2003, an increase of $383,000. Other service charges and fees decreased $204,000, or 15.6%, in 2004 compared to 2003, primarily due to the fact that the Company sold its credit card business to Elan Financial Services (“Elan”) in October 2003, resulting in a $202,000 reduction of the associated processing fee income, and a reduction of $51,000 related to mortgage servicing activity. Mortgage servicing rights income declined as the Company sold fewer mortgages in 2004 compared to 2003. Offsetting this negative impact to income was the fact that the amortization of the capitalized mortgage servicing rights assets, which offset against servicing rights income, slowed considerably in 2004, as the Company experienced a decrease of prepayments on previously sold residential real estate loans that it services. Earnings on bank-owned life insurance increased $201,000 in 2004 compared to 2003 as rates paid on the cash surrender values of the policies increased. Other income decreased $166,000 in 2004 compared to 2003 primarily due to the 2003 gain of $575,000 on the sale of the Company’s credit card business, which did not recur in 2004. In 2004, the Company recorded a $71,300 gain on the sale of property, income of $59,600 from a revenue sharing agreement resulting from the sale of the credit card portfolio, and a decrease in losses on the sale of loans of $225,700, all of which partially offset the nonrecurring 2003 gain.

Non-interest Expenses

Non-interest expenses increased to $31.9 million for the year ended December 31, 2004 from $30.4 million in 2003, a change of approximately $1.5 million, or 4.8%. Salaries and employee benefits increased $472,000, or 2.8%, primarily due to annual salary increases and higher employee benefit costs. Furniture, equipment and data processing costs increased $82,000 as a result of increased amortization and depreciation costs. Other expenses increased $976,000 due to increases of $463,000 in professional fees primarily due to the costs of outsourcing the retirement plan administrative services at AT, $130,000 in amortized brokered deposit fees due to the increased use of brokered certificates of deposit as a funding source, $143,000 in debit card processing expenses due to a significant increase in transaction volume in 2004, and $406,000 in federal and state tax penalties and interest related to Form 945 tax withholding remittance issues. These increases were slightly offset by a $194,000 decrease in credit cardholder expenses in 2004 due to the October 2003 sale of the credit card business to Elan.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates and the yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

Financial Condition

Overview

Total assets at December 31, 2005 were $1.65 billion, an increase of $163.4 million, or 11.0%, from December 31, 2004. The change in assets consisted primarily of a $112.4 million increase in net loans, a $43.6 million increase in investment securities, a $8.1 million increase in other assets and a $1.1 million increase in federal funds sold, all of which were partially offset by a $1.3 million decrease in cash and due from banks, a $884,000 decrease in the core deposit intangible and a $425,000 decrease in net premises and equipment. The asset growth was supported by an increase of $149.3 million in total deposits, which was comprised of a $17.0 million increase in transaction accounts (demand deposits and NOW), a $29.9 million increase in money market accounts, a $51.7 million increase in certificates of deposit and a $61.7 million increase in brokered certificates of deposit, offset by a decrease of $11.0 million in savings accounts. Borrowings increased $10.2 million and accrued interest and other liabilities increased $736,000. In addition, total shareholders’ equity increased $3.1 million as a result of current year earnings less common stock repurchases, shareholder dividends paid and changes in accumulated other comprehensive income.

Investment Securities

Investments in U.S. government securities, U.S. government agency securities, securities of states and political subdivisions, highly rated corporate bonds and equities are used by the Company to diversify its revenues, provide interest rate and credit risk diversification and to provide for its liquidity and funding needs. Total investment securities increased $43.6 million, or 13.5%, to $367.6 million at December 31, 2005. The Company has investment securities in both the available-for-sale and held-to-maturity categories.

The Company conforms to SFAS No. 115, which requires all investments to be categorized as “trading securities,” “available for sale” or “held to maturity.” All realized gains or losses from investments in any category are recorded as an effect to net income in the period incurred. Unrealized gains or losses from investments are recorded based on its respective classification. Unrealized gains or losses from investments categorized as “trading securities” are immediately recorded in the Company’s current year’s earnings. During 2005 and 2004, the Company did not hold any securities classified as “trading securities.” Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the gain or loss is recognized. During 2005, the Company purchased additional securities of state and political subdivisions (“municipal bonds”) and classified them as “held to maturity.” Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of the Company’s other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2005, the Company had $3.6 million of unrealized losses on securities available for sale, net of the deferred taxes, compared to $751,000 of unrealized gains, net of deferred taxes at December 31, 2004. The change from unrealized gains at December 31, 2004 to unrealized losses at December 31, 2005, is attributed to a rising interest rate environment that has negatively impacted the fair value of securities with lower than current market yields.

Loans

The Company’s bank subsidiaries provide loans primarily to customers located within the banks’ geographic market area. Loans totaled $1.18 billion at December 31, 2005, a 10.6% increase from total loans of $1.07 billion at December 31, 2004. This reflects the continuation of strong loan growth experienced in the commercial, residential real estate and consumer loan portfolios.

In 2005, residential real estate mortgage loans increased by $53.2 million, or 16.5%, as a result of consumers taking advantage of the continued low long-term interest rate environment. During 2005, the Company originated and sold $900,000 of fixed-rate residential mortgage loans on the secondary market to Freddie Mac. The Company receives annual servicing fees for servicing the outstanding balances. These loans were sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) without recourse, which results in Freddie Mac assuming the risk of loss from borrower defaults subject to the terms and conditions of the purchase documents. Residential real estate mortgage loans increased by $34.1 million, or 11.8%, in 2004. During 2004, the Company originated and sold $11.5 million of fixed-rate residential mortgage loans on the secondary market to Freddie Mac under similar terms as those sold in the current year. The Company receives annual servicing fees for servicing the outstanding balances. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable-rate mortgages in its portfolio and will, from time to time, retain fixed-rate mortgages based on market risk assessments.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured, and includes commercial real estate loans secured by income producing commercial real estate. The Company focuses on lending to financially sound business customers within its geographic marketplace as well as offering loans for the acquisition, development and construction of commercial real estate. Commercial loans increased by $31.4 million, or 5.5%, during 2005. In 2004, commercial loans increased by $33.5 million, or 6.3%, over 2003.

Consumer loans are originated by the Company for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2005, consumer loans increased by $20.2 million, or 11.9%, as consumers continued to utilize home equity loans for home improvement, to consolidate debt and for general consumer purposes. In 2004, consumer loans increased by $41.2 million, or 32.1%, over 2003.

Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $9.4 million, or 0.79%, of total loans at December 31, 2005, compared to $6.4 million, or 0.60%, of total loans at December 31, 2004.

Allowance for Loan and Lease Losses / Provision for Loan and Lease Losses

During 2005, the Company provided $1.3 million of expense to the ALLL compared to recoveries of $685,000 and $150,000 of expense in 2004 and 2003, respectively. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company recorded net charge-offs of $739,000 in 2005, compared to net recoveries of $191,000 in 2004. In addition, non-performing assets increased from $6.4 million, or 0.60%, of total loans at December 31, 2004, to $9.4 million, or 0.79% of total loans at December 31, 2005. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. During the fourth quarter of 2004, the Company implemented a new comprehensive approach toward determining its ALLL. This change provides for an expanded risk rating system that enables the Company to more adequately identify the risks being undertaken as well as migration within the overall loan portfolio. Management believes that the ALLL at December 31, 2005 of $14.2 million, or 1.20%, of total loans outstanding was adequate given the current economic conditions in the Company’s service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.28% in 2004.

Net Premises and Equipment

Net premises and equipment decreased $425,000, to $16.0 million, at December 31, 2005, primarily due to an overall decline in purchases of premises and equipment for 2005, which resulted in current year additions to accumulated depreciation exceeding current year asset purchases.

Other Assets

Other assets increased $8.1 million, or 16.4%, during 2005. The largest contributing factors to the increase were an increase of $3.5 million in FHLBB stock, as the Company is required to maintain a certain ratio of FHLBB stock ownership to borrowings, and an increase of $2.0 million in deferred taxes related to the unrealized loss positions of the available for sale investment portfolio and floor contract. Also contributing to the increase in other assets was accounts receivable of $647,000 for principal payments on investment securities due to an overall increase in the securities portfolio and increase in principal pay-downs in the mortgage-backed securities portfolio, bank-owned life insurance of $643,000 due to current year earnings on the cash surrender value of the policies, floor contracts of $236,000 representing the fair value of the contracts at year end, and limited partnership investments of $162,000 which were made in several Maine Housing Funds to support affordable housing in the State of Maine.

Liquidity

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of December 31, 2005 and 2004, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. In 2005, total deposits increased $149.3 million, or 14.7%, over 2004, ending the year at $1.16 billion. The Company experienced growth in all deposit categories except savings in 2005 and in all categories in 2004. Comparing 2005 to 2004 year end balances, transaction accounts (demand deposit and NOW accounts) increased by $17.0 million, money market accounts by $29.9 million, and certificates of deposit by $113.4 million, while savings accounts declined $11.0 million. The $113.4 million growth in total certificates of deposit during 2005 was made up of a $61.7 million increase in brokered certificates of deposit used to support asset growth, and $51.7 million in regular certificates of deposit. In 2004, total deposits increased by $113.6 million, or 12.6%, over 2003, ending the year at $1.0 billion. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Total borrowings were $347.0 million at December 31, 2005, compared to $336.8 million at December 31, 2004, an increase of $10.2 million. The modest increase in borrowings primarily was the result of significant increases in deposit balances, including brokered certificates of deposit, thus the Company needed to borrow less to support the increase in its earning assets. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The carrying value of loans pledged as collateral at the FHLBB was $258.8 million and $316.7 million at December 31, 2005 and 2004, respectively. The Company also pledges securities as collateral at the FHLBB depending on its borrowing needs. The carrying value of securities pledged as collateral at the FHLBB was $188.6 million and $93.7 million at December 31, 2005 and 2004, respectively. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2005 and 2004. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2005 or 2004.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). The risk-based ratios of the Company and its subsidiaries exceeded regulatory guidelines at December 31, 2005 and December 31, 2004. The Company’s Tier 1 capital to risk weighted assets was 10.7% and 11.3% at December 31, 2005 and 2004, respectively (see Item 8, Note 21, Regulatory Matters, of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio was 7.6% and 8.1% at December 31, 2005 and 2004, respectively.

As part of the Company’s goal to operate a safe, sound and profitable financial organization, the Company is committed to maintaining a strong capital base. Shareholders’ equity totaled $129.5 million and $126.4 million, or 7.8% and 8.5%, of total assets at December 31, 2005 and 2004, respectively. The $3.1 million, or 2.5%, increase in shareholders’ equity in 2005 was primarily attributable to net income of $21.4 million, less the costs associated with open market repurchases of approximately $3.9 million of the Company’s common stock in compliance with the Company’s previously announced stock repurchase plan, $9.9 million in cash dividends to the Company’s shareholders, and $4.5 million in unrealized losses on securities available for sale and derivative instruments, net of deferred taxes.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock, as and when declared by the Board of Directors. Dividends paid per share during the year ended December 31, 2005 increased by 62.5% over the corresponding period in 2004. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. CNB declared dividends in the aggregate amount of $9.0 million and $4.2 million in 2005 and 2004, respectively. UKB declared dividends in the aggregate amount of $3.9 million and $1.7 million in 2005 and 2004, respectively. As of December 31, 2005, and subject to the limitations and restrictions under applicable law, CNB and UKB had a total of $14.4 million available for dividends to the Company, although there is no assurance that dividends will be paid at any time in any amount (refer to Note 15 within the Notes to Consolidated Financial Statements of Item 8. Financial Statements and Supplementary Data, for additional information).

In July 2005, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its outstanding common stock for a period of one year, expiring July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2005, the Company has repurchased 57,267 shares of common stock at an average price of $35.37 under the current plan. In July 2004, the Board of Directors of the Company voted to authorize the Company to purchase up to 383,500 shares or approximately 5% of its outstanding common stock for reasons similar to the 2005 plan. Under the 2004 plan, the Company repurchased 94,907 shares of common stock at an average price of $32.15, of which 58,935 shares were repurchased during 2005 at an average price of $32.03. The stock repurchase plans resulted in the use of $3.9 million of capital during 2005.

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, the Company had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of the Company’s stock on the date of grant. For further information on equity compensation plans and related accounting treatment, refer to Note 1. Summary of Significant Accounting Policies and Note 15. Shareholders’ Equity within the Notes to Consolidated Financial Statements of Item 8.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2005, the Company had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,992	$1,497	$495	$—	$—
Other Commitments to Extend Credit	265,325	80,861	27,127	3,223	154,114

Total	$267,317	$82,358	$27,622	$3,223	$154,114

The Company is a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. The Company has an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At December 31, 2005, the Company had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousand)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,515	$559	$1,067	$704	$1,184
Capital Leases	—	—	—	—	—
Long-Term Debt	287,501	109,962	107,712	39,219	30,608
Other Long-Term Obligations	—	—	—	—	—

Total	$291,016	$110,521	$108,779	$39,923	$31,792

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2005, the Company had only floor agreements with a notional amount of $50.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates for 2005, and a 200 bp upward and 100 bp downward shift in interest rates for 2004. A parallel and pro rata shift in rates over a 12-month period is assumed. The following discloses the Company’s NII sensitivity analysis, as measured over the past two years, reflecting the quarterly high, low and average percentage of exposure over a 1-year horizon for each year.

	2005 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	3.39%	(0.35%)	0.67%
-200 bp	(7.69%)	(3.13%)	(4.31%)

	2004 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	3.99%	(1.28%)	2.17%
-100 bp	(3.14%)	(1.37%)	(2.21%)

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

The most significant factors affecting the changes in market risk exposure during 2005 compared to 2004 were the continued rise in interest rates, with eight quarter percentage point increases in the Federal Funds Discount Rate, the increase in variable rate residential, commercial real estate and consumer loans, and the level of short-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to improve as asset cash flows are replaced at rates higher than current yields. In a sustained rising interest rate environment, net interest income benefits from the Company’s asset sensitive profile beyond the first year, once funding cost increases subside and asset yields continue to improve as cash flow is replaced at higher rates. In a falling interest rate environment, net interest income is expected to trend downward during the first year as asset yields decline more quickly than the funding costs. Should the yield curve steepen as rates fall, exposure to a declining rate environment would result in slightly less exposure as compared to the parallel shift in rates. The risk in the various rate scenarios is well within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of December 31, 2005, the Company had a notional principal amount of $50.0 million in floor agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policies. These instruments are more fully described in Item 8, Note 5, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements.

In 2002, the Company, in order to protect a portion of its interest income revenue stream against a decreasing rate environment, acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate, based upon the Prime Rate, to a fixed rate of 6.9%. These instruments involved only the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The $30.0 million of interest rate swap agreements matured in February 2005. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings were included in the sensitivity analysis presented above. The risks associated with entering into this transaction were the risk of default from the counterparty with which the Company has entered into agreement, and poor correlation between the rate being swapped and the liability cost of the Company. The counterparty to these agreements had an investment grade rating by Moody’s and Standard and Poor’s rating agencies. The Company’s risk from default of a counterparty was limited to the expected cash flow anticipated from the counterparty, not the notional value.

Recent Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) will be effective for the Company’s quarterly interim financial reporting period ending March 31, 2006. Management expects that the adoption of SFAS No. 123(R) will not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement, as applicable. Management expects this Statement will not have a material effect on the financial condition and results of operations of the Company.

FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Management expects that application of this FSP will not have a material effect on the consolidated financial condition and results of operations of the Company.

Related Party Transactions

As a bank holding company, the Company’s banking subsidiaries are permitted, in their normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Company’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Company’s lending policies, federal banking regulations also requires training, audit and examination of the Company’s adherence to this policy by representatives of the Company’s federal, national and state regulators (also known as “Reg. O” requirements). As described more fully in Item 8, Note 18, Related Parties, of the Notes to Consolidated Financial Statements, the Company has not entered into significant non-lending related party transactions.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. For further ALLL information, refer to Item 1A. Risk Factors and the Notes to Consolidated Financial Statements.

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

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value exceeds the fair value, an impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. Management has engaged a recognized third party to periodically evaluate the valuation of the Company’s mortgage servicing rights asset.

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

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as income when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-period interest income; therefore, an increase in loans on non-accrual status reduces interest income. If a loan is removed from non-accrual status, all previously unrecognized interest is collected and recorded as interest income.

Financial Tables

Table 1—Three-Year Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding amount of interest income on interest-earning assets and the average yields, the amount of interest expense on interest-bearing liabilities and average costs, net interest income, net interest spread and net interest margin.

Analysis of Change in Net Interest Margin on Earning Assets

(Dollars in thousands)	DECEMBER 31, 2005			DECEMBER 31, 2004			DECEMBER 31, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities—taxable	$363,173	$15,721	4.33%	$295,604	$12,853	4.35%	$293,101	$14,531	4.96%
Securities—nontaxable (1)	18,894	1,143	6.05%	8,550	532	6.22%	8,873	535	6.03%
Federal funds sold	391	12	3.07%	302	3	0.99%	129	1	0.78%
Loans (1) (2) (3)	1,129,004	73,349	6.50%	1,009,649	59,046	5.85%	897,811	56,205	6.26%

Total interest-earning assets	1,511,462	90,225	5.97%	1,314,105	72,434	5.51%	1,199,914	71,272	5.94%

Cash and due from banks	30,062			31,653			30,389
Other assets	65,314			63,405			66,048
Less: ALLL	13,860			14,265			15,111

Total assets	$1,592,978			$1,394,898			$1,281,240

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$118,380	$233	0.20%	$113,674	$214	0.19%	$105,122	$221	0.21%
Savings accounts	106,732	362	0.34%	110,384	384	0.35%	105,330	484	0.46%
Money market accounts	229,023	5,809	2.54%	209,504	2,487	1.19%	174,321	1,565	0.90%
Certificates of deposit	321,574	9,739	3.03%	294,950	7,959	2.70%	307,026	9,241	3.01%
Broker certificates of deposit	168,469	5,408	3.21%	110,466	3,894	3.53%	58,895	2,664	4.52%
Borrowings	372,793	13,004	3.49%	296,415	8,109	2.74%	291,646	9,059	3.11%

Total interest-bearing liabilities	1,316,971	34,555	2.62%	1,135,393	23,047	2.03%	1,042,340	23,234	2.23%

Demand deposits	138,196			126,973			109,370
Other liabilities	11,993			10,470			10,082
Shareholders’ equity	125,818			122,062			119,448

Total liabilities and shareholders’ equity	$1,592,978			$1,394,898			$1,281,240

Net interest income (fully-taxable equivalent)		55,670			49,387			48,038
Less: fully-taxable equivalent adjustment		(646)			(375)			(379)

		$55,024			$49,012			$47,659

Net interest rate spread (fully-taxable equivalent)		3.35%			3.48%			3.71%

Net interest margin (fully-taxable equivalent)		3.68%			3.76%			4.00%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.

(2)	Non-accrual loans are included in total average loans.

(3)	Includes net interest income on interest rate swap agreements.

Table 2—Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

Analysis of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	DECEMBER 31, 2005 VS 2004 INCREASE (DECREASE) DUE TO			DECEMBER 31, 2004 VS 2003 INCREASE (DECREASE) DUE TO
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities—taxable	$2,938	$(70)	$2,868	$124	$(1,802)	$(1,678)
Securities—nontaxable	643	(32)	611	(19)	16	(3)
Federal funds sold	1	8	9	1	1	2
Loans	6,981	7,322	14,303	7,001	(4,160)	2,841

Total interest income	10,563	7,228	17,791	7,107	(5,945)	1,162

Interest-bearing liabilities:
NOW accounts	9	10	19	18	(25)	(7)
Savings accounts	(13)	(9)	(22)	23	(123)	(100)
Money market accounts	232	3,090	3,322	316	606	922
Certificates of deposit	718	1,062	1,780	(363)	(919)	(1,282)
Broker certificates of deposit	2,045	(531)	1,514	2,333	(1,103)	1,230
Borrowings	2,089	2,806	4,895	148	(1,098)	(950)

Total interest expense	5,080	6,428	11,508	2,475	(2,662)	(187)

Net interest income (fully-taxable equivalent)	$5,483	$800	$6,283	$4,632	$(3,283)	$1,349

Table 3—Securities Available for Sale and Held to Maturity

The following table sets forth the carrying amount of the Company’s investment securities as of the dates indicated:

(Dollars in thousands)	2005	2004	2003
Securities available for sale:
U.S. Treasury and agency	$55,832	$72,652	$36,102
Mortgage-backed securities	265,297	222,309	237,172
State and political subdivisions	7,489	8,476	8,738
Other debt securities	18,793	13,751	16,229
Equity securities	3,091	4,693	4,710

	350,502	321,881	302,951

Securities held to maturity:
U.S. Treasury and agency	196	—	798
State and political subdivisions	16,931	2,117	—

	17,127	2,117	798

	$367,629	$323,998	$303,749

Table 4—Maturities of Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of the Company’s investment securities at December 31, 2005.

	Available for sale		Held to maturity
(Dollars in thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and Agency:
Due in 1 year or less	$—	0.000%	$196	3.750%
Due in 1 to 5 years	55,832	3.440%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	55,832	3.440%	196	3.750%

Mortgage-backed securities:
Due in 1 year or less	3	9.000%	—	0.000%
Due in 1 to 5 years	15,814	4.760%	—	0.000%
Due in 5 to 10 years	19,085	3.990%	—	0.000%
Due after 10 years	230,395	5.070%	—	0.000%

	265,297	4.970%	—	0.000%

State and political subdivisions:
Due in 1 year or less	40	3.970%	—	0.000%
Due in 1 to 5 years	6,051	4.160%	—	0.000%
Due in 5 to 10 years	779	4.250%	1,163	3.720%
Due after 10 years	619	4.300%	15,768	3.930%

	7,489	4.180%	16,931	3.920%

Other debt securities:
Due in 1 year or less	13	8.000%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	18,780	4.320%	—	0.000%

	18,793	4.320%	—	0.000%

Other equity securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	1,030	6.570%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	2,061	7.270%	—	0.000%

	3,091	7.030%	—	0.000%

Total securities	$350,502	4.690%	$17,127	3.910%

Table 5—Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	2005	2004	2003	2002	2001
As of December 31,
Commercial	$600,647	$569,248	$535,741	$461,841	$423,893
Residential real estate	375,399	322,168	288,011	243,858	204,043
Consumer	189,534	169,336	128,151	96,323	86,375
Municipal	16,138	8,134	14,470	6,302	9,234
Other	457	408	482	558	497

	$1,182,175	$1,069,294	$966,855	$808,882	$724,042

Table 6—Scheduled Contractual Amortization of Certain Loans at December 31, 2005

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over one year, approximately 66.4% are variable rate loans. The following table presents the maturities of loans at December 31, 2005:

(Dollars in thousands)	<1 Year	1 Through 5 Years	More Than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Commercial	$8,902	$24,389	$24,835	$58,126
Residential real estate	2,083	8,055	222,691	232,829
Consumer	1,428	5,813	16,050	23,291

Variable Rate:
Commercial	63,901	62,533	416,087	542,521
Residential real estate	17	377	142,176	142,570
Consumer	3,154	3,413	160,133	166,700

Municipal	6,929	5,102	4,107	16,138

	$86,414	$109,682	$986,079	$1,182,175

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered are foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

Table 7—Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table sets forth information concerning the activity in the Company’s allowance for loan and lease losses during the periods indicated.

Five-Year Activity in the Allowance for Loan and Lease Losses

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
Allowance at the beginning of period	$13,641	$14,135	$15,242	$13,514	$10,801
Provision for loan and lease losses	1,265	(685)	(150)	3,080	3,681
Charge-offs:
Commercial loans	915	243	1,183	1,034	536
Residential real estate loans	55	55	710	678	552
Consumer loans	254	201	200	378	461

Total loan charge-offs	1,224	499	2,093	2,090	1,549
Recoveries:
Commercial loans	311	505	633	212	324
Residential real estate loans	25	35	296	311	64
Consumer loans	149	150	207	215	193

Total loan recoveries	485	690	1,136	738	581
Net charge-offs (recoveries)	739	(191)	957	1,352	968

Allowance at the end of the period	$14,167	$13,641	$14,135	$15,242	$13,514

Average loans outstanding	$1,129,004	$1,009,649	$897,811	$757,733	$732,460

Net charge-offs to average loans outstanding	0.07%	(0.02%)	0.11%	0.18%	0.13%
Provision for loan and lease losses to average loans outstanding	0.11%	(0.07%)	(0.02%)	0.41%	0.50%
Allowance for loan and lease losses to total loans	1.20%	1.28%	1.46%	1.88%	1.87%
Allowance for loan and leases losses to net charge-offs	1917.05%	(7141.88%)	1477.01%	1127.37%	1396.07%
Allowance for loan and lease losses to non-performing loans	150.95%	213.64%	207.62%	183.64%	167.46%

Table 8—Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

The allowance for loan and leases losses is available to offset credit losses in connection with any loan, but is internally allocated to various loan categories as part of the Company’s process for evaluating its adequacy. The following table sets forth information concerning the allocation of the Company’s ALLL by loan categories at the dates indicated.

Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

(Dollars in thousands)	AS OF DECEMBER 31,
	2005		2004		2003		2002		2001
	Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Balance at end of period applicable to:
Commercial loans	$10,148	52%	$9,407	54%	$10,761	57%	$12,418	58%	$11,079	60%
Residential real estate loans	1,172	32%	1,122	30%	1,705	30%	1,395	30%	1,068	28%
Consumer loans	1,011	16%	1,182	16%	1,299	13%	1,256	12%	1,084	12%
Unallocated	1,836	N/A	1,930	N/A	370	N/A	173	N/A	283	N/A

	$14,167	100%	$13,641	100%	$14,135	100%	$15,242	100%	$13,514	100%

Table 9—Five Year Schedule of Non-performing Assets

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

(Dollars in thousands)	DECEMBER 31,
	2005	2004	2003	2002	2001
Non–accrual loans	$8,938	$5,940	$5,798	$8,300	$7,302
Accruing loans past due 90 days	447	445	1,010	—	768

Total non-performing loans	9,385	6,385	6,808	8,300	8,070
Other real estate owned	—	—	158	490	196

Total non-performing assets	$9,385	$6,385	$6,966	$8,790	$8,266

Non-performing loans to total loans	0.79%	0.60%	0.70%	1.03%	1.11%
Allowance for loan and lease losses to non-performing loans	150.95%	213.64%	207.62%	183.64%	167.46%
Non-performing assets to total assets	0.57%	0.43%	0.51%	0.72%	0.76%
Allowance for loan and lease losses to non-performing assets	150.95%	213.64%	202.91%	173.40%	163.49%

Table 10—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2005

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in thousands)	December 31, 2005
Time remaining until maturity:
Less than 3 months	$41,960
3 months through 6 months	43,955
6 months through 12 months	79,142
Over 12 months	134,165

$299,222

Table 11—Borrowed Funds

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 70.2% of all borrowings mature or reprice within the next three months.

The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2005, 2004, and 2003.

(Dollars in thousands)	At or for the year ended December 31,
	2005	2004	2003
Average balance outstanding	$372,793	$296,415	$291,646
Maximum amount outstanding at any month-end during the year	412,495	352,232	338,408
Balance outstanding at end of year	347,039	336,820	338,408
Weighted average interest rate during the year	3.11%	3.12%	3.51%
Weighted average interest rate at end of year	3.86%	2.89%	2.40%

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

(Dollars in thousands)	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$19,342	$43,358	$267,681	$330,381
Variable rate loans	851,794	—	—	851,794
Investment securities
Available for sale	56	78,727	271,719	350,502
Held to maturity	196	—	16,931	17,127

Total interest-earning assets	871,388	122,085	556,331	1,549,804

Interest-bearing liabilities:
Savings accounts	23,232	—	77,778	101,010
NOW accounts	—	—	118,247	118,247
Money market accounts	240,958	—	—	240,958
Certificate accounts	318,941	221,137	12,659	552,737
Borrowings	169,500	146,931	30,608	347,039

Total interest-bearing liabilities	752,631	368,068	239,292	1,359,991

Interest sensitivity gap per period	$118,757	$(245,983)	$317,039

Cumulative interest sensitivity gap	$118,757	$(127,226)	$189,813

Cumulative interest sensitivity gap as a percentage of total assets	7.18%	(7.70%)	11.48%
Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	116%	89%	114%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The information contained in the section captions Management’s Discussion and Analysis of Financial Condition and Results of Operation—“Market Risk” in Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	DECEMBER 31,
	2005	2004
Assets
Cash and due from banks	$30,321	$31,573
Federal funds sold	1,110	—
Securities available for sale, at market	350,502	321,881
Securities held to maturity (market value $17,167 and $2,078 at December 31, 2005 and 2004, respectively)	17,127	2,117
Loans, less allowance for loan and lease losses of $14,167 and $13,641 at December 31, 2005 and 2004, respectively	1,168,008	1,055,653
Premises and equipment, net	15,967	16,392
Interest receivable	6,689	5,916
Core deposit intangible	2,040	2,924
Goodwill	3,991	3,991
Other assets	57,502	49,418

Total assets	$1,653,257	$1,489,865

Liabilities
Deposits:
Demand	$150,953	$131,998
NOW	118,247	120,203
Money market	240,958	211,060
Savings	101,010	112,010
Certificates of deposit	552,737	439,330

Total deposits	1,163,905	1,014,601
Borrowings from Federal Home Loan Bank	287,501	277,690
Other borrowed funds	59,538	59,130
Accrued interest and other liabilities	12,775	12,039

Total liabilities	$1,523,719	$1,363,460

Commitments and Contingencies (Notes 5, 13, 15, 19, 20 and 21)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,529,073 and 7,634,975 shares on December 31, 2005 and 2004, respectively	2,450	2,450
Surplus	4,098	4,440
Retained earnings	126,687	118,764
Accumulated other comprehensive (loss) income
Net unrealized (losses) gains on securities available for sale, net of tax	(3,584)	751
Net unrealized (losses) gains on derivative instruments, at fair value, net of tax	(113)	—

Total accumulated other comprehensive (loss) income	(3,697)	751

Total shareholders’ equity	129,538	126,405

Total liabilities and shareholders’ equity	$1,653,257	$1,489,865

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except number of shares and per share data)	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Interest Income
Interest and fees on loans	$73,057	$58,084	$55,191
Interest on U.S. government and agency obligations	14,824	12,360	13,961
Interest on state and political subdivision obligations	755	352	353
Interest on interest rate swap agreements	173	2,070	2,070
Interest on federal funds sold and other investments	912	511	571

Total interest income	89,721	73,377	72,146

Interest Expense
Interest on deposits	21,584	14,963	14,175
Interest on other borrowings	12,971	8,084	9,059
Interest on interest rate swap agreements	142	1,318	1,253

Total interest expense	34,697	24,365	24,487

Net interest income	55,024	49,012	47,659
Provision for (Recovery of) Loan and Lease Losses	1,265	(685)	(150)

Net interest income after provision for (recovery of) loan and lease losses	53,759	49,697	47,809

Non-interest Income
Service charges on deposit accounts	3,433	3,700	3,712
Other service charges and fees	1,341	1,103	1,307
Income from fiduciary services	4,026	3,931	3,506
Brokerage and insurance commissions	470	335	324
Mortgage servicing income, net	113	277	345
Bank-owned life insurance	643	928	727
(Loss) gain on sale of securities	(332)	684	301
Other income	356	441	607

Total non-interest income	10,050	11,399	10,829

Non-interest Expenses
Salaries and employee benefits	18,595	17,367	16,895
Net occupancy	2,262	2,229	2,261
Furniture, equipment and data processing	2,027	1,951	1,869
Amortization of core deposit intangible	884	901	941
Other expenses	8,693	9,434	8,458

Total non-interest expenses	32,461	31,882	30,424

Income before income taxes	31,348	29,214	28,214
Income Taxes	9,968	9,721	9,286

Net Income	$21,380	$19,493	$18,928

Per Share Data
Basic earnings per share	$2.81	$2.54	$2.39
Diluted earnings per share	2.80	2.53	2.38
Weighted average number of shares outstanding	7,599,051	7,685,006	7,915,743

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Bank Recognition and Retention Plan	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2002	$2,450	$5,719	$114,131	$6,800	$914	$(3)	$(11,183)	$118,828

Net income for 2003	—	—	18,928	—	—	—	—	18,928
Change in unrealized gains on derivative instruments, net of deferred taxes of $288	—	—	—	—	(378)	—	—	(378)
Change in unrealized gains on securities available for sale, net of deferred taxes of $2,028	—	—	—	(3,936)	—	—	—	(3,936)

Total comprehensive income	—	—	18,928	(3,936)	(378)	—	—	14,614
Purchase of treasury stock (314,958 shares)	—	—	—	—	—	—	(8,702)	(8,702)
Exercise of stock options (46,237 shares), net of tax benefit of $88	—	(366)	—	—	—	—	928	562
Bank recognition and retention plan	—	—	—	—	—	3	—	3
Cash dividends declared ($0.72 / share)	—	—	(5,599)	—	—	—	—	(5,599)

Balance at December 31, 2003	$2,450	$5,353	$127,460	$2,864	$536	$—	$(18,957)	$119,706

Net income for 2004	—	—	19,493	—	—	—	—	19,493
Change in unrealized gains on derivative instruments, net of deferred taxes of $286	—	—	—	—	(536)	—	—	(536)
Change in unrealized gains on securities available for sale, net of deferred taxes of $1,071	—	—	—	(2,113)	—	—	—	(2,113)

Total comprehensive income	—	—	19,493	(2,113)	(536)	—	—	16,844
Purchase of treasury stock (92,630 shares)	—	—	—	—	—	—	(2,896)	(2,896)
Exercise of stock options (4,824 shares), net of tax benefit of $24	—	(39)	—	—	—	—	108	69
Retirement of treasury stock on June 30, 2004	—	(831)	(20,914)	—	—	—	21,745	—
Purchase of common stock (35,972 shares)	—	(43)	(1,128)	—	—	—	—	(1,171)
Exercise of stock options (100 shares)	—	—	2	—	—	—	—	2
Cash dividends declared ($0.80 / share)	—	—	(6,149)	—	—	—	—	(6,149)

Balance at December 31, 2004	$2,450	$4,440	$118,764	$751	$—	$—	$—	$126,405

Net income for 2005	—	—	21,380	—	—	—	—	21,380
Change in unrealized gains on derivative instruments, net of deferred taxes of $61	—	—	—	—	(113)	—	—	(113)
Change in unrealized gains on securities available for sale, net of deferred taxes of $2,334	—	—	—	(4,335)	—	—	—	(4,335)

Total comprehensive income	—	—	21,380	(4,335)	(113)	—	—	16,932
Equity compensation expense	—	91	—	—	—	—	—	91
Exercise of stock options (10,301 shares), net of tax benefit of $151	—	(283)	236	—	—	—	—	(47)
Purchase of common stock (116,202 shares)	—	(150)	(3,777)	—	—	—	—	(3,927)
Cash dividends declared ($1.30 / share)	—	—	(9,916)	—	—	—	—	(9,916)

Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$—	$129,538

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Operating Activities
Net Income	$21,380	$19,493	$18,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan and lease losses	1,265	(685)	(150)
Depreciation and amortization	2,273	2,189	2,852
Equity compensation costs	91	—	—
Decrease in Bank Recognition and Retention Plan obligation	—	—	3
Increase in interest receivable	(773)	(313)	(163)
Decrease in core deposit intangible	884	901	942
Increase in other assets	(2,558)	(616)	(2,266)
Increase in other liabilities	736	392	1,389
Loss (gain) on sale of securities	332	(684)	(301)

Net cash provided by operating activities	23,630	20,677	21,234

Investing Activities
Proceeds from maturities of securities held to maturity	592	800	1,400
Proceeds from sales and maturities of securities available for sale	89,966	100,310	235,612
Purchase of securities held to maturity	(15,610)	(2,117)	(1,195)
Purchase of securities available for sale	(126,190)	(122,978)	(231,165)
Net increase in loans	(113,620)	(102,248)	(158,930)
Purchase of Federal Home Loan Bank stock	(3,479)	—	—
Change in federal funds sold	(1,110)	—	—
Net decrease in other real estate owned	—	158	332
Purchase of premises and equipment	(1,063)	(2,065)	(317)

Net cash used by investing activities	(170,514)	(128,140)	(154,263)

Financing Activities
Net increase in deposits	149,304	113,605	50,862
Proceeds from Federal Home Loan Bank borrowings	23,562,192	14,442,731	15,000,030
Repayments on Federal Home Loan Bank borrowings	(23,552,382)	(14,442,084)	(14,914,888)
Net increase (decrease) in other borrowed funds	408	(2,235)	14,405
Purchase of treasury stock	—	(2,896)	(8,702)
Purchase of common stock	(3,927)	(1,171)	—
Proceeds from stock issuance under option plan	61	71	562
Exercise and repurchase of stock options	(108)	—	—
Cash dividends paid	(9,916)	(6,149)	(5,599)

Net cash provided by financing activities	145,632	101,872	136,670

Net (decrease) increase in cash and cash equivalents	(1,252)	(5,591)	3,641
Cash and cash equivalents at beginning of year	31,573	37,164	33,523

Cash and cash equivalents at end of year	$30,321	$31,573	$37,164

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$33,983	$23,970	$25,219
Income tax	10,434	8,815	9,026
Non-Cash transactions:
Transfer from loans to other real estate owned	—	56	20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Amounts in tables expressed in thousands, except number of shares and per share data)

NATURE OF OPERATIONS.

Camden National Corporation (or the “Company”), as a multi-bank holding company, provides financial services to its customers through three major subsidiaries. Camden National Bank and UnitedKingfield Bank provide traditional commercial and consumer financial services through 28 branch locations in central, southern, midcoast and western Maine and by online access. Acadia Trust, N.A. provides trust and investment management services to their clients, who are primarily located in the State of Maine, and to the clients of the Company’s two banking subsidiaries.

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

Investment Securities. The Company has classified its marketable investment securities into securities available for sale and securities to be held to maturity. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Securities Available for Sale. Debt and other securities that are to be held for indefinite periods of time are stated at fair value. Changes in net unrealized gains or losses are recorded as an adjustment to shareholders’ equity until realized. Fair values of securities are determined by prices obtained from independent market sources. Realized gains and losses on securities sold are computed on the identified cost basis on the trade date.

Securities Held to Maturity. Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Nonmarketable investment securities consist of Federal Home Loan Bank of Boston (“FHLBB”) Stock and FRB Stock. These securities are recorded at cost in other assets and periodically evaluated for impairment.

Residential Mortgages Held for Sale. Residential mortgages held for sale are primarily one-to-four family real estate loans that are valued at the lower of cost or market on an individual basis, as determined by quoted market prices from Freddie Mac. Gains and losses from sales of residential mortgages held for sale are recognized on the trade date and recorded in other income. These activities, together with underwriting residential mortgage loans, comprise the Company’s mortgage banking business.

Loan Servicing. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: interest rate, fixed versus variable rate and period of origination. The amount of impairment recognized is the amount by which the carrying amount of capitalized mortgage servicing rights for a stratum exceeds their fair value.

Loans. Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balance, adjusted for any charge-offs, the ALLL and any deferred fees or costs. Fees received and direct costs incurred for the origination of loans are deferred and recognized as an adjustment of loan yield. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. The accrual of interest is discontinued on 1.) loans 90 days or more past due, unless they are adequately secured and in the process of collection, and 2.) if, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, interest income is reduced for all accrued but unpaid interest. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan and Lease Losses. The ALLL is maintained at a level believed adequate to absorb expected future charge-offs of loans deemed uncollectible. Management determines the adequacy of the ALLL based upon reviews of individual credits, recent loss experience, current economic conditions, known and inherent risk characteristics of the various loan categories, current loan mix and loan volumes, loan growth, trends in the level of criticized or classified assets, results of examinations by regulatory authorities, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and other pertinent factors. The ALLL is increased by provisions charged to operating expense and by recoveries on loans previously charged off. A smaller provision for loan and lease losses results in higher net income and a greater amount of provision for loan and lease losses results in lower net income. Credits deemed uncollectible are charged against the ALLL. In connection with the determination of the ALLL and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

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

Intangible Assets. The value of core deposits premium, with respect to $104.0 million in deposits acquired by the Company in connection with the 1998 acquisition of eight branch locations, is being amortized over periods ranging from 10 to 15 years using the straight-line method. Amortization of software is recognized using the straight-line method over the estimated useful lives of the various software items, which primarily is three years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

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

Derivative Financial Instruments Designated as Hedges. The Company recognizes all derivatives in the Consolidated Statement of Condition at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Borrowings: The carrying amounts of short-term borrowings from the FHLBB, securities sold under repurchase agreements and other short-term borrowings approximate fair value. The fair value of long-term borrowings is based on the discounted cash flows using current rates for advances of similar remaining maturities.

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

Stock-Based Compensation. On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan, which is the plan currently available for future grants. The plan allows the Company to grant options to employees for up to 800,000 additional shares of the Company common stock. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Reclassifications. Certain items from the prior years were reclassified to conform to the current year presentation.

2. GOODWILL

In connection with the transitional goodwill impairment evaluation, SFAS No. 142, Goodwill and Other Intangible Assets, required the Company to perform an assessment of whether there was an indication that goodwill was permanently impaired as of the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. As a result of this process, the Company identified Banking and Financial Services as reporting units based on operational characteristics, the existence of discrete financial information and direct management review of these units. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the transitional impairment loss, net of taxes, was recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income.

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

During the second quarter of 2004, the Company completed a transaction in which UnitedKingfield Bank purchased and assumed certain deposit liabilities and assets of the Greenville, Maine branch of another institution, while simultaneously selling certain deposit liabilities and assets of its Jackman, Maine branch to that institution. As a result of the transaction, the Company recorded $473,000 of banking goodwill.

At December 31, 2005 and 2004, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

At June 30, 2005 and 2004, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

3. CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	December 31, 2005	December 31, 2004
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	7,384	6,500

Core deposit intangible, net	$2,040	$2,924

Amortization expense related to the core deposit intangible amounted to $884,000 for the year ended December 31, 2005, $901,000 for the year ended December 31, 2004 and $941,000 for the year ended December 31, 2003. The expected amortization expense for each year until the core deposit intangible is fully amortized in 2008 is estimated to be $864,000 in 2006, $856,000 in 2007 and $320,000 in 2008.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

4. INVESTMENT SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	DECEMBER 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government corporations and agencies	$57,029	$—	$(1,197)	$55,832
Obligations of states and political subdivisions	7,383	106	—	7,489
Mortgage-backed securities	269,421	843	(4,967)	265,297
Other debt securities	19,185	—	(392)	18,793

Total debt securities	353,018	949	(6,556)	347,411

Equity securities	2,997	94	—	3,091

Total securities available for sale	$356,015	$1,043	$(6,556)	$350,502

Held to maturity
U.S. treasury securities	$196	$—	$—	$196
Obligations of states and political subdivisions	16,931	84	(44)	16,971

Total securities held to maturity	$17,127	$84	$(44)	$17,167

	DECEMBER 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government corporations and agencies	$73,061	$42	$(451)	$72,652
Obligations of states and political subdivisions	8,198	278	—	8,476
Mortgage-backed securities	221,103	2,191	(985)	222,309
Other debt securities	13,868	1	(118)	13,751

Total debt securities	316,230	2,512	(1,554)	317,188

Equity securities	4,495	198	—	4,693

Total securities available for sale	$320,725	$2,710	$(1,554)	$321,881

Held to maturity
Obligations of states and political subdivisions	$2,117	$—	$(39)	$2,078

Total securities held to maturity	$2,117	$—	$(39)	$2,078

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Investments with unrealized losses at December 31, 2005 and 2004, and the length of time they have been in a continuous loss position, are as follows:

	2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$11,724	$(201)	$44,108	$(996)	$55,832	$(1,197)
Obligations of states and political subdivisions	7,606	(37)	696	(7)	8,302	(44)
Mortgage-backed securities	142,832	(2,494)	77,831	(2,473)	220,663	(4,967)
Other debt securities	10,853	(168)	7,927	(224)	18,780	(392)

Total	$173,015	$(2,900)	$130,562	$(3,700)	$303,577	$(6,600)

	2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$64,718	$(451)	$—	$—	$64,718	$(451)
Obligations of states and political subdivisions	2,078	(39)	—	—	2,078	(39)
Mortgage-backed securities	110,923	(627)	15,860	(358)	126,783	(985)
Other debt securities	11,648	(118)	—	—	11,648	(118)

Total	$189,367	$(1,235)	$15,860	$(358)	$205,227	$(1,593)

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At December 31, 2005, the Company had a greater than 12 months unrealized loss of $3.7 million, which represents 2.8% of the $130.6 million fair value of the specific securities and 1.0% of the total investment portfolio. The position included twenty mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, three collateralized mortgage obligations, and two municipal bonds which accounted for 80.0%, 12.0% and 8.0%, respectively, of the greater than 12 months unrealized loss position. At December 31, 2004, the Company held two mortgage-backed securities issued by Fannie Mae, which account for nearly 100% of the greater than 12 months unrealized loss position. Management feels that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability, if necessary, to hold the securities until maturity; therefore, the securities are not considered other-than-temporarily impaired.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$56	$56
Due after one year through five years	80,062	78,727
Due after five years through ten years	20,553	19,864
Due after ten years	255,344	251,855

	$356,015	$350,502

Held to maturity
Due in one year or less	$196	$196
Due after five years through ten years	1,163	1,163
Due after ten years	15,768	15,808

	$17,127	$17,167

Proceeds from the sale of investments (specific identification method) classified as available for sale during 2005 were $22.7 million, which resulted in gross realized losses of $332,000. Proceeds from the sale of investments classified as available for sale during 2004 were $25.3 million, which resulted in gross realized gains of $683,700. Proceeds from the sale of investments classified as available for sale during 2003 were $31.0 million, which resulted in gross realized gains of $301,200. There were no sales in the held to maturity portfolio during 2005, 2004 or 2003.

At December 31, 2005 and 2004, securities with an amortized cost of $340.9 million and $244.4 million and a fair value of $335.1 million and $244.9 million, respectively, were pledged to secure FHLBB advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

5. DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime rate loans. Under these agreements, the Company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with SFAS No. 133, management designated these floors as cash flow hedges. Management estimated the hedge relationship to be 100% effective; therefore, the changes in fair value of the floors were recorded in accumulated other comprehensive income.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At December 31, 2005 and 2004, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

The Company had interest rate swap agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. These agreements contributed $31,000, $752,000 and $817,000 to net

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

interest income for the years ended December 31, 2005, 2004, and 2003, respectively. In accordance with SFAS No. 133, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements were recorded in accumulated other comprehensive income.

6. LOANS

The composition of the Company’s loan portfolio at December 31 was as follows:

	2005	2004
Commercial loans	$600,647	$569,248
Residential real estate loans	376,685	323,249
Consumer loans	189,534	169,336
Municipal loans	16,138	8,134
Other loans	457	408

Total loans	1,183,461	1,070,375
Less deferred loan fees net of costs	1,286	1,081
Less allowance for loan and lease losses	14,167	13,641

	$1,168,008	$1,055,653

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

The Company sold fixed-rate residential mortgage loans on the secondary market, which resulted in a net loss on the sale of loans of $24,200, $91,400 and $317,100 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, non-accrual loans were $8.9 million and $5.9 million, respectively. Interest foregone was approximately $471,000, $357,000 and $391,000 for 2005, 2004, and 2003, respectively.

7. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	DECEMBER 31,
	2005	2004	2003
Beginning balance	$13,641	$14,135	$15,242
Provision for (recovery of) loan and lease losses	1,265	(685)	(150)
Recoveries	485	690	1,136
Loans charged off	(1,224)	(499)	(2,093)

Net (charge-offs) recoveries	(739)	191	(957)

Ending balance	$14,167	$13,641	$14,135

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Information regarding impaired loans is as follows:

	DECEMBER 31,
	2005	2004	2003
Average investment in impaired loans	$7,528	$6,410	$6,423
Interest income recognized on impaired loans, cash basis	280	172	305
Balance of impaired loans	8,938	5,413	5,798
Portion of impaired loan balance for which an allowance for credit losses is allocated	8,938	5,413	5,798
Portion of allowance for loan and lease losses allocated to the impaired loan balance	1,601	1,740	1,548

8. MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2005 and 2004 was $529,000, and $777,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $949,000 and $1.1 million, respectively. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2005	2004	2003
Balance of loans serviced for others	$117,963	$135,304	$143,926
Mortgage Servicing Rights:
Balance at beginning of year	$777	$897	$965
Mortgage servicing rights capitalized	10	153	677
Amortization charged against mortgage servicing fee income	(266)	(283)	(724)
Valuation adjustment	8	10	(21)

Balance at end of period	$529	$777	$897

Valuation Allowance:
Balance at beginning of year	$(11)	$(21)	$—
Increase in impairment reserve	(14)	(7)	(72)
Reduction of impairment reserve	22	17	51

Balance at end of period	$(3)	$(11)	$(21)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $336,000 and $364,500 at December 31, 2005 and 2004, respectively.

9. PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

	2005	2004
Land and buildings	$16,378	$16,205
Furniture, fixtures and equipment	13,791	14,539
Leasehold improvements	1,303	1,299
Construction in process	177	62

	31,649	32,105
Less: Accumulated depreciation and amortization	15,682	15,713

	$15,967	$16,392

Depreciation and amortization expense was $1.2 million for 2005 and $1.5 million for 2004 and 2003.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

10. OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

	2005	2004	2003
Beginning balance	$—	$158	$490
Additions	—	56	20
Less: properties sold	—	196	299
Less: writedowns	—	18	53

Ending balance	$—	$—	$158

11. DEPOSITS

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $91.9 million and $79.6 million at December 31, 2005 and 2004, respectively. Certificates of deposit included brokered deposits, also with a minimum denomination of $100,000, in the amount of $207.3 million and $145.6 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

2006	$318,941
2007	134,533
2008	46,774
2009	30,318
2010	9,512
Thereafter	12,659

$552,737

12. BORROWINGS

A summary of the borrowings from the FHLBB is as follows:

DECEMBER 31, 2005
Principal Amounts	Interest Rates	Maturity Date
$109,962	3.68% – 5.55%	2006
36,608	3.31% – 4.47%	2007
71,104	2.17% – 4.58%	2008
29,219	3.69% – 4.97%	2009
10,000	4.95%	2010
27,000	4.50% – 5.02%	2011
2,024	3.92%	2013
1,584	4.75%	2015

$287,501

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

$277,690

Short- and long-term borrowings from the FHLBB consist of fixed and variable rate borrowings, and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The carrying value of loans pledged as collateral was $258.8 million and $316.7 million at December 31, 2005 and 2004, respectively. The FHLBB at its discretion can call $64.0 million of the Company’s long-term borrowings. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at December 31, 2005 and 2004. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2005 or 2004.

The Company utilizes other borrowings in the form of treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. Balances outstanding at December 31 are shown in the table below:

	2005	2004
Treasury, tax and loan deposits	$1,119	$892
Securities sold under repurchase agreements	58,419	58,238

Total other borrowed funds	$59,538	$59,130

Weighted-average rate at the end of period	2.33%	0.66%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

13. EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees.

The measurement date used to determine post-retirement benefits is December 31. Information regarding the post-retirement benefit plan is as follows:

	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of the year	$1,068	$977	$852
Service cost	76	68	61
Interest cost	68	65	58
Actuarial loss	—	—	47
Benefits paid	(42)	(42)	(41)

Benefit obligation at end of year	1,170	1,068	977

Funded status	(1,170)	(1,068)	(977)
Unrecognized net actuarial loss	252	264	277
Unrecognized net prior service cost	(14)	(30)	(46)

Accrued benefit cost, included in other liabilities	$(932)	$(834)	$(746)

Weighted-average discount rate assumption used to determine benefit obligation	6.5%	6.5%	7.0%
Weighted-average discount rate assumption used to determine net benefit costs	6.5%	6.5%	7.0%

	2005	2004	2003
Components of net periodic benefit cost
Service cost	$76	$68	$61
Interest cost	68	65	58
Amortization of prior service cost	(16)	(16)	(16)
Recognized net actuarial loss	12	13	12

Net periodic benefit cost	$140	$130	$115

The expected benefit payments for the next ten years are $43,000 for 2006, $53,000 for 2007, $60,000 for 2008, $65,000 for 2009, $75,000 for 2010, and a total of $420,000 for the years 2011 through 2015. The expected contribution for 2006 is $165,000.

For measurement purposes, a 6.1% annual rate of increase in the per capita cost to cover health care benefits was assumed for 2005. The rate was assumed to decrease to a 6.0% annual growth rate in 2006, and remain at a 6.0% annual growth rate thereafter. A 1.0% increase or decrease in the assumed health care cost trends rate would not have a material impact on the accumulated post-retirement benefit obligation due to a built-in cap on annual benefits.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

In December 2003, the President signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated post-retirement benefit obligation (APBO) and net periodic post-retirement benefit cost for the Plan:

•	A subsidy to plan sponsors based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000; and

•	The opportunity for a retiree to obtain a prescription drug benefit under Medicare.

The effects of the Act on the accumulated projected benefit obligation or net periodic post-retirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain officers. The agreement provides that current active participants with five years of service (vested) will be paid a life annuity upon retirement at age 55 or older, while vested participants who leave the Company prior to age 55 will be paid a 15-year benefit starting at age 65. The agreement provides for a minimum 15-year guaranteed benefit for all vested participants. Information regarding the SERP is as follows:

	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of the year	$3,586	$3,346	$3,041
Service cost	278	257	246
Interest cost	232	205	207
Actuarial loss	—	(47)	—
Benefits paid	(198)	(175)	(148)

Benefit obligation at end of year	3,898	3,586	3,346

Funded status	(3,898)	(3,586)	(3,346)
Unrecognized net transition obligation	2	30	58
Unrecognized net actuarial loss	822	871	1,180
Unrecognized net prior service cost	192	211	27

Accrued benefit cost, included in other liabilities	$(2,882)	$(2,474)	$(2,081)

Weighted-average discount rate assumption used to determine benefit obligation	6.3%	6.3%	6.5%
Weighted-average discount rate assumption used to determine net benefit costs	6.3%	6.5%	7.0%

	2005	2004	2003
Components of net periodic benefit cost
Service cost	$278	$257	$246
Interest cost	232	205	207
Amortization of transition obligation	28	28	28
Amortization of prior service cost	18	19	3
Recognized net actuarial loss	50	61	84

Net periodic benefit cost	$606	$570	$568

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The increase in service cost resulted from the addition of two executives to the SERP during the fourth quarter of 2004. The expected benefit payments for the next ten years are $200,000 per year for years 2006 through 2010, and a total of $1,390,000 for the years 2011 through 2015. The expected contribution for 2006 is $700,000.

401(k) / Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their eligible compensation and may make additional contributions subject to the discretion of the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, aggregate expenses under the plan amounted to $837,800, $847,200 and $638,100, respectively.

Bank Recognition and Retention Plan

The Company maintained a Bank Recognition and Retention Plan (“BRRP”) as a method of providing certain officers and other employees of the Company with a proprietary interest in the Company. During 1994, the Company contributed funds to the BRRP to enable such Company officers and employees to acquire, in the aggregate, 56,045 shares of common stock of the Company. The Company recognized expense through 2003 related to the BRRP based on the vesting schedule. Participants are vested at a rate of 20% per year commencing one year from the date of the award. Total expense related to the BRRP was $2,900 for 2003.

14. SEGMENT REPORTING

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

15. SHAREHOLDERS’ EQUITY

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiary banks are subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiary banks to the Company. The Company paid $9.9 million, $6.1 million and $5.6 million in dividends to shareholders for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, the Company had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

Restricted Stock Awards

In January 2005, under the Plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. During 2005, 660 of the restricted shares were forfeited. The Company recorded approximately $46,000 of compensation expense related to the restricted stock awards for the year ended December 31, 2005. No restricted stock awards were issued in 2004.

Management Stock Purchase Plan

The Management Stock Purchase Plan, which is a component of the Plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2005, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91. During 2005, 361 of the restricted shares were forfeited. Related to the discount on the remaining restricted stock, the Company recorded approximately $17,300 of compensation expense during the year ended December 31, 2005. No restricted shares under the management stock purchase plan were issued in 2004.

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the Plan, is intended to create incentives for certain executive officers of the Company to allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value, and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current calculation of awards, based on projections of tangible book value and return on average equity for the three-year performance period January 1, 2005 through December 31, 2007, is not considered material and no related expense has been recognized.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Stock Option Awards

During 2005 and 2004, the Company granted to employees 43,750 and 10,000 stock options, respectively, which have a five-year vesting schedule. During 2003, the Company issued 16,000 stock options to employees, which were expensed as options on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in each year: in 2005, dividend yield of 3.5%, expected volatility of 4.61%, risk-free interest rate of 3.93%, and expected lives of 10 years; in 2004, dividend yield of 2.3%, expected volatility of 4.43%, risk-free interest rate of 3.75%, and expected lives of 10 years; and in 2003, dividend yield of 2.6%, expected volatility of 2.41%, risk-free interest rate of 3.99%, and expected lives of 10 years.

As of January 1, 2006, in accordance with the modified prospective application of SFAS No. 123 - Revised Share-Based Payment, the Company modified the assumptions used in the Black-Scholes option pricing model, which will impact the future expense of the unvested portion of the option grants made in 2005 and 2004. The modified weighted-average assumptions are: in 2005, dividend yield of 3.6%, expected volatility of 25.37%, risk-free interest rate of 3.74%, and expected lives of 7.8 years, and in 2004, dividend yield of 2.4%, expected volatility of 26.12%, risk-free interest rate of 3.10%, and expected lives of 7.8 years.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below.

	2005
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	83,130	$18.73
Granted during the year	43,750	36.42
Exercised during the year	17,700	12.33
Forfeited during the year	1,500	36.69

Outstanding at end of year	107,680	$26.72

Exercisable at end of year	51,430	$17.73

Weighted-average fair value of options granted during the year		$2.04

	2004
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	78,802	$16.84
Granted during the year	10,000	32.32
Exercised during the year	5,672	16.45

Outstanding at end of year	83,130	$18.73

Exercisable at end of year	65,130	$15.50

Weighted-average fair value of options granted during the year		$3.72

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

	2003
	Number of Shares	Weighted-average Exercise Price
Outstanding at beginning of year	120,886	$14.62
Granted during the year	16,000	26.16
Exercised during the year	58,084	14.80

Outstanding at end of year	78,802	$16.84

Exercisable at end of year	68,802	$15.22

Weighted-average fair value of options granted during the year		$2.58

The following table summarizes information related to options at December 31, 2005:

	Options Outstanding		Weighted-average Exercise Price	Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life		Number Exercisable	Weighted-average Exercise Price
$12.33	17,000	1.0	$12.33	17,000	$12.33
16.29 – 18.75	14,680	3.0	17.80	14,680	17.80
18.38	3,750	4.0	18.38	3,750	18.38
16.00	5,000	6.0	16.00	5,000	16.00
23.08 – 28.00	15,000	8.0	26.36	9,000	25.27
31.15 – 34.66	10,000	9.0	32.32	2,000	32.32
34.43 – 36.95	42,250	10.0	36.41	—	—

	107,680	6.9	$26.72	51,430	$17.73

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Net income, as reported	$21,380	$19,493	$18,928
Weighted-average shares	7,599,051	7,685,006	7,915,743
Effect of dilutive employee stock options	25,541	34,782	29,843
Adjusted weighted-average shares and assumed conversion	7,624,592	7,719,788	7,945,586
Basic earnings per share	$2.81	$2.54	$2.39
Diluted earnings per share	$2.80	$2.53	$2.38

At December 31, 2005, 62,930 of the options outstanding and 50,930 of the options exercisable were in-the-money options as the exercise price was less than the average market price of the common stock. At December 31, 2004 and 2003, all outstanding and exercisable options were in-the-money options.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

17. INCOME TAXES

The current and deferred components of income tax expense were as follows:

	2005	2004	2003
Current:
Federal	$10,264	$8,932	$8,849
State	346	314	299

	10,610	9,246	9,148
Deferred:
Federal	(642)	475	138

	$9,968	$9,721	$9,286

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes and cumulative effect of accounting change, as follows:

	2005	2004	2003
Computed tax expense	$10,972	$10,225	$9,875
Increase (reduction) in income taxes resulting from:
Tax exempt income	(411)	(230)	(218)
State taxes, net of federal benefit	225	204	194
Income from life insurance	(225)	(325)	(255)
Low income housing credits	(379)	(336)	(284)
Other	(214)	183	(26)

	$9,968	$9,721	$9,286

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2005		2004
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans and leases	$4,957	$—	$4,773	$—
Allowance for investment losses	86	—	86	—
Capitalized costs	8	—	9	—
Pension and other benefits	1,346	—	1,161	—
Depreciation	—	539	—	583
Deferred loan origination fees	—	653	—	662
Deferred compensation and benefits	571	—	658	—
Unrealized gains on investments available for sale	1,990	—	—	405
Unrealized appreciation on loans held for sale	2	—	11	—
Interest receivable	221	—	142	—
Deposit premium	812	—	717	—
Mortgage servicing rights	—	185	—	272
Other	76	—	21	—

	$10,069	$1,377	$7,578	$1,922

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

18. RELATED PARTIES

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

	2005	2004
Balance, January 1,	$10,472	$8,545
Loans made/advanced and additions	1,982	3,809
Repayments and reductions	1,560	1,882

Balance, December 31,	$10,894	$10,472

In addition to the loans noted above, the Company had deposits at December 31, 2005 and 2004 from the same individuals of $9.8 million and $6.3 million, respectively.

19. LEGAL CONTINGENCIES

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, CNB filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages, and as a result, management believes the net settlement will not be material to the Company’s results of operations, financial condition or cash flows. The attorneys for both parties continue to negotiate the details of the final settlement, which will be recorded in 2006.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

20. FINANCIAL INSTRUMENTS

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2005, 2004 or 2003.

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

As of December 31, 2005, the Company had interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010, which were acquired to limit the Company’s exposure to falling rates on Prime rate loans. As of December 31, 2004, the Company had $30.0 million (notional principal amount) in swap contracts in which the Company is hedging prime-based variable rate commercial loans to a fixed rate of 6.90%. The interest rate swap agreements matured in February 2005.

At December 31, 2005 and 2004, the contractual or notional amounts of credit related and derivative financial instruments were as follows:

	2005	2004
Contractual
Commitments to extend credit	$265,325	$140,119
Letters of credit	1,992	1,606
Notional
Swaps	—	30,000
Floors	50,000	—

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The estimated fair values of the Company’s financial instruments reported in the Consolidated Statements of Condition were as follows:

	DECEMBER 31, 2005		DECEMBER 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks and federal funds sold	$31,431	$31,431	$31,573	$31,573
Securities available for sale	350,502	350,502	321,881	321,881
Securities held to maturity	17,127	17,167	2,117	2,078
Loans receivable	1,168,008	1,135,920	1,055,653	1,042,850
Interest receivable	6,689	6,689	5,916	5,916
Life insurance policies	20,877	20,877	20,234	20,234
Interest floors	236	236	—	—

Financial liabilities:
Deposits	$1,163,905	$1,158,538	$1,014,601	$1,009,095
Borrowings from Federal Home Loan Bank	287,501	284,454	277,690	277,702
Other borrowed funds	59,538	59,538	59,130	59,130
Interest payable	3,488	3,488	2,774	2,774

The estimated fair values of the Company’s derivative financial instruments were as follows:

	DECEMBER 31, 2005
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Floors	$30,000	14–Jul–05	14–Jul–10	$142
	20,000	14–Jul–05	14–Jul–10	94

	$50,000			$236

	DECEMBER 31, 2004
	Notional Principal	Contract Date	Maturity Date	Fair Value Including Accruals
Interest Rate Swaps	$20,000	1–Feb–02	1–Feb–05	$—
	10,000	1–Feb–02	1–Feb–05	—

	$30,000			$—

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

21. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2005, the Company and its bank subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2005, both bank subsidiaries were categorized by their supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, each bank subsidiary of the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the banks’ respective capital categories.

The ability of the Company to pay cash dividends depends on the receipt of dividends from its subsidiaries. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends from legally available funds when and as declared by each subsidiary’s Board of Directors.

The actual capital amounts and ratios for the Company and its bank subsidiaries are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2005
Total Capital (To Risk-Weighted Assets):
Consolidated	$135,198	11.9%	$90,719	8.0%	N/A
Camden National Bank	88,068	11.3%	62,626	8.0%	$78,282	10.0%
UnitedKingfield Bank	38,822	11.3%	27,480	8.0%	34,349	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$120,998	10.7%	$45,360	4.0%	N/A
Camden National Bank	78,396	10.0%	31,313	4.0%	$46,969	6.0%
UnitedKingfield Bank	34,525	10.1%	13,740	4.0%	20,610	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$120,998	7.6%	$63,719	4.0%	N/A
Camden National Bank	78,396	7.1%	43,951	4.0%	$54,938	5.0%
UnitedKingfield Bank	34,525	7.1%	19,421	4.0%	24,277	5.0%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

As of December 31, 2004
Total Capital (To Risk-Weighted Assets):
Consolidated	$124,954	12.5%	$79,742	8.0%	N/A
Camden National Bank	80,337	11.6%	55,203	8.0%	$69,004	10.0%
UnitedKingfield Bank	35,614	12.0%	23,660	8.0%	29,574	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$112,391	11.3%	$39,871	4.0%	N/A
Camden National Bank	71,618	10.4%	27,602	4.0%	$41,403	6.0%
UnitedKingfield Bank	31,906	10.8%	11,830	4.0%	17,745	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$112,391	8.1%	$55,796	4.0%	N/A
Camden National Bank	71,618	7.5%	38,208	4.0%	$47,761	5.0%
UnitedKingfield Bank	31,906	7.4%	17,198	4.0%	21,498	5.0%

22. HOLDING COMPANY

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

Statements of Condition

	DECEMBER 31,
	2005	2004
Assets
Cash	$1,687	$2,470
Premises and equipment	4,996	5,321
Investment in subsidiaries:
Bank subsidiaries	118,020	114,020
Other subsidiaries	7,538	7,410
Amounts receivable from subsidiaries	52	—
Other assets	1,405	713

Total assets	$133,698	$129,934

Liabilities and Shareholders’ Equity
Amounts due to subsidiaries	$295	$349
Accrued and other expenses	3,865	3,180
Shareholders’ equity	129,538	126,405

Total liabilities and shareholders’ equity	$133,698	$129,934

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Income

	FOR YEARS ENDED DECEMBER 31,
	2005	2004	2003
Operating Income
Dividend income from bank subsidiaries	$12,895	$5,924	$15,208
Fees from subsidiaries	11,398	10,697	10,144
Other income	2	4	7

Total operating income	24,295	16,625	25,359

Operating Expenses
Salaries and employee benefits	7,514	6,941	6,709
Net occupancy	398	395	378
Furniture, equipment and data processing	1,277	1,215	1,103
Other operating expenses	2,344	2,266	2,316

Total operating expenses	11,533	10,817	10,506

Income before equity in undistributed earnings of subsidiaries	12,762	5,808	14,853
Equity in undistributed earnings of subsidiaries	8,576	13,649	3,954

Income before income taxes	21,338	19,457	18,807
Income tax benefit	42	36	121

Net Income	$21,380	$19,493	$18,928

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Cash Flows

	FOR YEARS ENDED DECEMBER 31,
	2005	2004	2003
Operating Activities
Net income	$21,380	$19,493	$18,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,576)	(13,649)	(3,954)
Depreciation and amortization	543	551	544
Equity compensation expense	91	—	—
Decrease in obligation under BRRP	—	—	3
(Increase) decrease in amount receivable from subsidiaries	(52)	501	(486)
(Increase) decrease in other assets	(692)	1,337	1,319
Increase in payables	631	874	641

Net cash provided by operating activities	13,325	9,107	16,995

Investing Activities
Purchase of premises and equipment	(218)	(490)	(220)
Investment in Acadia Trust, N.A.	—	—	(1,000)

Net cash used by investing activities	(218)	(490)	(1,220)

Financing Activities
Proceeds from stock issuance under option plan	61	71	562
Exercise and repurchase of stock options	(108)	—	—
Purchase of common stock	(3,927)	(4,067)	(8,702)
Dividends paid	(9,916)	(6,149)	(5,599)

Net cash used by financing activities	(13,890)	(10,145)	(13,739)

Net (decrease) increase in cash	(783)	(1,528)	2,036
Cash at beginning of year	2,470	3,998	1,962

Cash at end of year	$1,687	$2,470	$3,998

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

23. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2005
Interest income	$20,153	$21,612	$23,425	$24,531
Interest expense	7,193	8,206	9,214	10,084

Net interest income	12,960	13,406	14,211	14,447
Provision for loan and lease losses	230	345	345	345
Non-interest income	2,426	2,664	2,641	2,319
Non-interest expense	7,888	7,857	8,389	8,327

Income before income taxes	7,268	7,868	8,118	8,094
Applicable income taxes	2,427	2,412	2,626	2,503

Net income	$4,841	$5,456	$5,492	$5,591

Per common share:
Basic	$0.63	$0.72	$0.72	$0.74
Diluted	$0.63	$0.71	$0.72	$0.74

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2004
Interest income	$18,165	$17,639	$18,038	$19,535
Interest expense	5,793	5,822	6,039	6,711

Net interest income	12,372	11,817	11,999	12,824
Provision for (recovery of) loan and lease losses	165	—	(850)	—
Non-interest income	2,542	3,359	2,729	2,769
Non-interest expense	8,033	7,730	7,784	8,335

Income before income taxes	6,716	7,446	7,794	7,258
Applicable income taxes	2,196	2,496	2,538	2,491

Net income	$4,520	$4,950	$5,256	$4,767

Per common share:
Basic	$0.58	$0.65	$0.68	$0.63
Diluted	$0.58	$0.64	$0.68	$0.63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camden National Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 9, 2006

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two fiscal years, the Company has not made changes in, and has not had disagreements with, its independent accountant on accounting and financial disclosures.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal controls and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States of America. The Company’s accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of the Company’s Board of Directors, including the Board of Directors’ Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2005. The standard measures adopted by management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Camden National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Camden National Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Camden National Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion thereon.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 9, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “Commission”) prior to March 15, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Shareholders to be filed with the Commission prior to March 15, 2006.

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

3.	Exhibits:

(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(3.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q filed with the Commission on November 14, 2001).

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on August 29, 2001 [Commission No. 333-68598]).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 filed with the Commission on August 29, 2001 [Commission No. 333-68598]).

(10.3)	Employment Agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(10.4)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.5)	Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.6)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(10.7)*	The Company’s Supplemental Executive Retirement Plan.

(10.8)	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001).

(10.9)	2005 Transitional Amendments to the Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 and 10.2 to the Company’s Form 10-Q filed with the Commission on November 9, 2005).

(10.10)	The Company’s 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(10.11)*	The Company’s Audit Committee Complaint Procedures.

(10.12)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.13)	The Company’s Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.14)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).

(10.15)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.16)	The Company’s Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.17)*	The Company’s 2005 Executive Incentive Compensation Program.

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 16 to the Notes to Consolidated Financial Statements in this report).

(14)*	The Company’s Code of Ethics.

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle	March 10, 2006
Robert W. Daigle	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

/s/ Robert W. Daigle	March 10, 2006
Robert W. Daigle	Date
President, Director and Chief Executive Officer

/s/ Rendle A. Jones	March 10, 2006
Rendle A. Jones	Date
Chairman and Director

/s/ Robert J. Campbell	March 10, 2006
Robert J. Campbell	Date
Director

/s/ Ward I. Graffam	March 10, 2006
Ward I. Graffam	Date
Director

/s/ Theodore C. Johanson	March 10, 2006
Theodore C. Johanson	Date
Director

/s/ Robin A. Sawyer	March 10, 2006
Robin A. Sawyer	Date
Director

/s/ Sean G. Daly	March 10, 2006
Sean G. Daly	Date
Chief Financial Officer and Principal Financial and Accounting Officer

/s/ Ann W. Bresnahan	March 10, 2006
Ann W. Bresnahan	Date
Director

/s/ David C. Flanagan	March 10, 2006
David C. Flanagan	Date
Director

/s/ John W. Holmes	March 10, 2006
John W. Holmes	Date
Director

/s/ Winfield F. Robinson	March 10, 2006
Winfield F. Robinson	Date
Director