Form 10-Q
period 2006-03-31
CAMDEN NATIONAL CORP
filed 2006-05-05
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at May 2, 2006: Common stock (no par value) 7,519,759 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

May 4, 2006

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2006	2005
Interest Income
Interest and fees on loans	$20,683	$16,271
Interest on U.S. government and agency obligations	4,131	3,408
Interest on state and political subdivision obligations	291	117
Interest on interest rate swap agreements	—	173
Interest on federal funds sold and other investments	291	184

Total interest income	25,396	20,153

Interest Expense
Interest on deposits	7,492	4,362
Interest on other borrowings	3,702	2,689
Interest on interest rate swap agreements	—	142

Total interest expense	11,194	7,193

Net interest income	14,202	12,960
Provision for Loan and Lease Losses	552	230

Net interest income after provision for loan and lease losses	13,650	12,730

Non-interest Income
Service charges on deposit accounts	795	818
Other service charges and fees	474	271
Income from fiduciary services	1,077	947
Brokerage and insurance commissions	112	117
Mortgage servicing income, net	32	27
Life insurance earnings	200	161
Other income	89	85

Total non-interest income	2,779	2,426

Non-interest Expenses
Salaries and employee benefits	4,736	4,224
Net occupancy	667	619
Furniture, equipment and data processing	521	478
Amortization of core deposit intangible	221	222
Other expenses	3,067	2,345

Total non-interest expenses	9,212	7,888

Income before income taxes	7,217	7,268
Income Taxes	2,280	2,427

Net Income	$4,937	$4,841

Per Share Data
Basic earnings per share	$0.66	$0.63
Diluted earnings per share	0.66	0.63
Cash dividends per share	$0.22	$0.70
Weighted average number of shares outstanding	7,523,982	7,636,549

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three Months Ended March 31,
	2006	2005
Net income	$4,937	$4,841
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit of $277 and $1,241 for 2006 and 2005, respectively	(515)	(2,304)
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market, net of tax benefit of $47	(87)	—

Comprehensive income	$4,335	$2,537

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$36,292	$30,321
Federal funds sold	—	1,110
Securities available for sale, at market	390,364	350,502
Securities held to maturity (market value $25,735 and $17,167 at March 31, 2006 and December 31, 2005, respectively)	25,996	17,127
Loans, less allowance for loan and lease losses of $14,639 and $14,167 at March 31, 2006 and December 31, 2005, respectively	1,197,859	1,168,008
Premises and equipment, net	15,586	15,967
Other real estate owned	349	—
Interest receivable	7,410	6,689
Core deposit intangible	1,819	2,040
Goodwill	3,991	3,991
Other assets	56,961	57,502

Total assets	$1,736,627	$1,653,257

Liabilities
Deposits:
Demand	$129,207	$150,953
NOW	115,193	118,247
Money market	244,652	240,958
Savings	97,921	101,010
Certificates of deposit	617,293	552,737

Total deposits	1,204,266	1,163,905

Borrowings from Federal Home Loan Bank	330,320	287,501
Other borrowed funds	55,173	59,538
Accrued interest and other liabilities	15,375	12,775

Total liabilities	1,605,134	1,523,719

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,519,759 and 7,529,073 shares on March 31, 2006 and December 31, 2005, respectively	2,450	2,450
Surplus	3,806	4,098
Retained earnings	129,536	126,687
Accumulated other comprehensive loss:
Net unrealized losses on securities available for sale, net of income tax	(4,099)	(3,584)
Net unrealized losses on derivative instruments, marked to market, net of income tax	(200)	(113)

Total accumulated other comprehensive loss	(4,299)	(3,697)

Total shareholders’ equity	131,493	129,538

Total liabilities and shareholders’ equity	$1,736,627	$1,653,257

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Operating Activities
Net Income	$4,937	$4,841
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	552	230
Depreciation and amortization	434	467
Equity compensation costs	40	22
Increase in interest receivable	(721)	(266)
Decrease in core deposit intangible	221	222
Decrease (increase) in other assets	976	(1,243)
Increase in other liabilities	2,598	1,246

Net cash provided by operating activities	9,037	5,519

Investing Activities
Proceeds from maturities of securities held to maturity	196	—
Proceeds from sale and maturities of securities available for sale	12,765	12,837
Purchase of securities held to maturity	(9,068)	(10,903)
Purchase of securities available for sale	(53,513)	(42,027)
Net increase in loans	(30,403)	(20,346)
Change in federal funds sold	1,110	—
Net increase in other real estate owned	(349)	—
Purchase of premises and equipment	(199)	(415)

Net cash used in investing activities	(79,461)	(60,854)

Financing Activities
Net increase in deposits	40,361	19,187
Proceeds from Federal Home Loan Bank borrowings	6,383,370	4,944,800
Repayments on Federal Home Loan Bank borrowings	(6,340,551)	(4,901,363)
Net decrease in other borrowed funds	(4,365)	(5,872)
Repurchase of issued common stock	(732)	—
Proceeds from stock issuance under option plan	3	3
Exercise and repurchase of stock options	(22)	—
Cash dividends	(1,669)	(5,348)

Net cash provided by financing activities	76,395	51,407

Net increase (decrease) in cash and cash equivalents	5,971	(3,928)
Cash and cash equivalents at beginning of year	30,321	31,573

Cash and cash equivalents at end of period	$36,292	$27,645

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation, as of March 31, 2006, and December 31, 2005, the consolidated statements of income for the three months ended March 31, 2006 and 2005, the consolidated statements of comprehensive income for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2006 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2005 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Net income, as reported	$4,937	$4,841
Weighted average shares outstanding	7,523,982	7,636,549
Effect of dilutive employee stock options	13,940	31,276

Adjusted weighted average shares and assumed conversion	7,537,922	7,667,825

Basic earnings per share	$0.66	$0.63
Diluted earnings per share	0.66	0.63

All outstanding and exercisable stock options at March 31, 2006 and 2005 were in-the-money options as the exercise price was less than the average market price of the common stock. At March 31, 2006, the Company had 82,000 non-vested stock option grants, all of which were in-the-money options. At March 31, 2005, the Company had 56,750 non-vested stock option grants, of which 16,500 were in-the-money options.

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

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At March 31, 2006 and December 31, 2005, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At March 31, 2006, the Company had a greater than 12 months unrealized loss of $5.4 million, which represents 2.8% of the $191.6 million fair value of the specific securities. The position included five obligations of states and political subdivisions, 23 mortgage-backed securities issued by Fannie Mae, seven issued by Freddie Mac, one issued by the Federal Home Loan Bank and three collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment and, since management has the ability and intent to hold the securities for the foreseeable future, there is little risk of loss. Therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at March 31, 2006 and December 31, 2005, and the length of time they have been in a continuous loss position, are as follows:

			March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$9,963	$(20)	$55,770	$(1,252)	$65,733	$(1,272)
Obligations of states and political subdivisions	19,211	(227)	3,392	(59)	22,603	(286)
Mortgage-backed securities	118,784	(1,540)	124,949	(3,875)	243,733	(5,415)
Other debt securities	10,483	(202)	7,456	(231)	17,939	(433)

Total	$158,441	$(1,989)	$191,567	$(5,417)	$350,008	$(7,406)

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. governmentcorporations and agencies	$11,724	$(201)	$44,108	$(996)	$55,832	$(1,197)
Obligations of states and political subdivisions	7,606	(37)	696	(7)	8,302	(44)
Mortgage-backed securities	142,832	(2,494)	77,831	(2,473)	220,663	(4,967)
Other debt securities	10,853	(168)	7,927	(224)	18,780	(392)

Total	$173,015	$(2,900)	$130,562	$(3,700)	$303,577	$(6,600)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	7,605	7,384

Core deposit intangible, net	$1,819	$2,040

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2006 and 2005 amounted to $221,000 and $222,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $864,000 in 2006, $856,000 in 2007, and $320,000 in 2008.

NOTE 6 – GOODWILL

At March 31, 2006 and December 31, 2005, the value of the Company’s goodwill, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2005, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

On July 26, 2005, the Board of Directors of the Company approved the 2005 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through the quarter ended March 31, 2006, the Company repurchased 77,971 shares of common stock at an average price of $35.37 under the July 2005 plan, of which 20,704 shares at an average price of $35.36 were purchased within the first quarter of 2006.

On March 24, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. The Company has the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. The tender offer was scheduled to expire on April 21, 2006, and was extended through May 3, 2006. As of May 4, 2006, the depositary for the tender offer informed the Company that 882,336 shares of its common stock, including 17,516 shares tendered pursuant to notice of guaranteed delivery, had been properly tendered and not withdrawn pursuant to the tender offer at a purchase price at or below $39.00 per share. The Company expects to accept for payment those shares, which represents approximately 11.7% of the Company’s outstanding common shares as of May 3, 2006.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) Share Based Payment (SFAS No. 123(R)), using a modified prospective application. The Company had previously adopted the expense provisions of SFAS No. 123, thus adoption of SFAS No. 123(R) does not have a material effect on the statements of condition or results of operations of the Company.

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. During 2005, 660 of the restricted stock awards were forfeited. The Company recorded approximately $11,750 and $9,000 of compensation expense and $4,100 and $3,200 of related tax benefit during the first quarter of 2006 and 2005, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2006, and changes during the three-month period ended on that date, is presented below.

	March 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	4,027	$36.69
Vested during the period	1,342	36.69

Nonvested at end of period	2,685	$36.69

At the closing price on March 31, 2006 of $38.40, the total fair value of restricted stock awards vested during the period was $51,500.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30. During the first quarter of 2005, under the Management Stock Purchase Plan, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91. During 2005, 361 of the restricted shares were forfeited. Related to the discount on the restricted stock, the Company recorded approximately $7,100 and $2,800 of compensation expense and $2,500 and $1,000 of related tax benefit during the first quarter of 2006 and 2005, respectively.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of March 31, 2006, and changes during the three-month period ended on that date, is presented below.

	March 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	3,094	$12.45
Granted during the period	4,792	11.65
Forfeited during the period	36	11.65

Nonvested at end of period	7,850	$11.97

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company to allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current calculation of awards, based on projections of tangible book value and return on average equity for the three-year performance periods January 1, 2005 through December 31, 2007 and January 1, 2006 through December 31, 2008, is not considered material and no related expense has been recognized.

Stock Option Awards

During the first quarter of 2006, the Company issued, under the current plan, 36,000 incentive stock options to employees, all of which vest over a five-year period. During the first quarter of 2005, the Company issued, under the current plan, 40,250 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years, and in 2005, dividend yield of 3.6%, expected volatility of 25.37%, risk-free interest rate of 3.74%, and expected lives of 7.8 years. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as historical option exercise and employee termination rates, to calculate the expected option life.

In accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $19,000 and $9,700 of compensation expense during the first three months of 2006 and 2005, respectively, related to the incentive stock option grants.

A summary of the status of the Company’s stock option plans as of March 31, 2006 and 2005, and changes during the periods ended on those dates is presented below.

	March 31, 2006
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	107,680	$26.72
Granted during the period	36,000	35.04
Exercised during the period	17,000	12.33
Forfeited during the period	1,000	34.95

Outstanding at end of period	125,680	$30.98	7.7	$933

Exercisable at end of period	43,680	$23.64	5.2	$645

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2006 and 2005 was $7.96 and $7.81, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005, was $352,000 and $203,000, respectively.

A summary of the status of the Company’s nonvested stock options as of March 31, 2006, and changes during the three-month period ended on that date, is presented below.

	March 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	56,250	$7.01
Granted during the period	36,000	7.96
Vested during the period	9,250	7.83
Forfeited during the period	1,000	7.94

Nonvested at end of period	82,000	$7.32

At the closing price on March 31, 2006 of $38.40, the total fair value of stock options vested during the period was $355,200. As of March 31, 2006, there was $519,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes information related to options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$16.00 - $23.99	28,430	3.6	18.49	28,430	18.49
$24.00 - $31.99	15,000	7.5	29.05	6,000	29.05
$32.00 - $39.99	82,250	9.3	35.65	9,250	35.97

	125,680	7.7	$30.98	43,680	$23.64

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2006 and 2005 and December 31, 2005 was $474,000, $711,000, and $529,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $962,000 at March 31, 2006 and 2005, and $949,000 at December 31, 2005. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Balance of loans serviced for others	$116,283	$131,900

Mortgage Servicing Rights:
Balance at beginning of year	$529	$777
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing fee income	(55)	(59)
Change in valuation allowance	—	(7)

Balance at end of period	$474	$711

Valuation allowance:
Balance at beginning of year	$(3)	$(11)
Increase in impairment reserve	—	(7)
Reduction of impairment reserve	—	—

Balance at end of period	$(3)	$(18)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$11	$19
Interest cost	15	17
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	1	3

Net periodic benefit cost	$23	$35

Weighted-average discount rate assumption used to determine benefit obligation	5.70%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	5.70%	6.50%

The Company’s expected benefit payments for the second quarter of 2006 are $10,750 and the expected benefit payments for all of 2006 are $43,000. The expected contribution for 2006 is $165,000.

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

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$78	$71
Interest cost	59	55
Amortization of transition obligation	7	7
Amortization of prior service cost	5	4
Recognized net actuarial loss	19	9

Net periodic benefit cost	$168	$146

Weighted-average discount rate assumption used to determine benefit obligation	5.55%	6.25%
Weighted-average discount rate assumption used to determine net benefit cost	5.55%	6.25%

The Company’s expected benefit payments for the second quarter of 2006 are $50,000 and the expected benefit payments for all of 2006 are $200,000. The expected contribution for 2006 is $700,000.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company’s financial statements.

The FASB has issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. The Company has adopted SFAS No. 123(R) and has applied the guidance in SAB No. 107 in the financial statements for the three-month period ended March 31, 2006, the effect of which was limited to disclosure in Note 8 to the Company’s financial statements.

FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Application of this FSP to the first quarter of 2006 did not have a material effect on the consolidated financial condition and results of operations of the Company.

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. Post-trial motions are currently pending which challenge Camden National Bank’s right to set off the judgments.

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

You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences, including, among others, the risk factors listed in Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2005. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan and lease losses (“ALLL”), other-than-temporary impairment of securities, mortgage servicing rights and accounting for acquisitions and the related review of goodwill and intangible assets for impairment. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates under different assumptions or conditions.

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary the result is lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. For further ALLL information, refer to Item 1A. Risk Factors within our Annual Report on Form 10-K.

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

Other-Than-Temporary Impairment. The Company performs a periodic review of individual securities in the investment portfolio to determine whether the decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires the Company to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or market-related factors, such as interest rates. Declines in the fair value of securities below cost that are deemed to be other than temporary are recorded in earnings as realized losses.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value exceeds the fair value, an impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. Management has engaged a recognized third party to periodically evaluate the valuation of the Company’s mortgage servicing rights assets.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2006:

Net income increased $96,000, or 2.0%, for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. The following were major factors contributing to the results of the first quarter of 2006 compared to the same period of 2005:

•	Net interest income increased $1.2 million, or 9.6%, which was a net result of an increase in interest income of $5.2 million, partially offset by an increase in interest expense of $4.0 million, both of which were due to increased volumes of interest earning assets and liabilities, and an increase in yields and cost of funds as a result of the rising rate environment.

•	For the three months ended March 31, 2006, the provision for loan and lease losses was $552,000, an increase of $322,000 over the $230,000 recorded for the first quarter of 2005. The increase was required to support the growth in loan balances, and allowance allocations on certain large commercial credits.

•	Non-interest income experienced an increase of $353,000, or 14.5%, due to increases in income from fiduciary services at Acadia Trust, N.A. and increases in other service charges and fees due to mortgage insurance related activities.

•	Non-interest expense increased $1.3 million, or 16.8%, as the Company recorded a $645,000 charge resulting from the Steamship Navigation litigation, and salary and employee benefit costs increased due to increased commissions on sales and service activities, annual salary increases, and increased medical insurance costs.

Financial condition at March 31, 2006 compared to December 31, 2005:

•	Loans increased $30.3 million, or 2.6%, as growth was recorded in nearly all loan categories, with the largest increases in commercial loans of $18.7 million, or 10.9%, and residential real estate loans of $9.0 million, or 2.4%.

•	Investments increased $48.7 million, or 13.3%, as a result of the replacement of $23.0 million in securities sold during December 2005 as part of a restructuring strategy, the addition of $8.9 million in longer-term municipal securities and general portfolio growth.

•	Deposits increased $40.4 million, or 3.5%, as total certificates of deposit increased $64.6 million, or 11.7%, and money market accounts increased $3.7 million, or 1.5%, while total transaction accounts decreased $24.8 million, or 9.2%, due to seasonal declines.

•	Total borrowings increased $38.5 million, or 11.1%, as increased funding from the Federal Home Loan Bank of Boston (FHLBB) was required to support the growth in earning assets.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2006 was $14.4 million, a 10.4%, or $1.4 million, increase over the net interest income of $13.1 million for the first three months of 2005. Interest income on loans increased $4.4 million, or 26.9%, during the three-month period of 2006 compared to the same period of 2005, due to an increase in loan balances and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. The Company experienced an increase in interest income on investments of $1.1 million, or 29.1%, during the first three months of 2006 compared to the same period in 2005 due to increases in volumes and an increase in the yields as a result of new investments being added to the portfolio at higher yields than maturing investments. Negatively impacting net interest income $31,000 during the first three months of 2006 compared to the same period of 2005 was the decline in net interest income from the interest rate swap agreements that matured on February 1, 2005. The Company’s total interest expense increased $4.0 million during the first three months of 2006 compared to the same period in 2005. This increase was the result of increases in deposit and borrowing volumes, as well as the rising interest rate environment, which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the Federal Home Loan Bank of Boston (FHLBB). Net interest income, expressed as a percentage of average interest-earnings assets for the first three months of 2006 and 2005, was 3.63% and 3.71%, respectively.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2006 and 2005, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilized derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. Due to the net impact of the derivative financial instruments, net interest income increased $31,000 during the first three months of 2005, compared to no impact in the first three months of 2006 as the interest rate swap matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2006 and 2005 were $8.7 million and $7.5 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$4,863		4.83%	$3,767		4.35%
Loans	20,754	*	7.01%	16,352	*	6.15%

Total earning assets	25,617		6.46%	20,119		5.71%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	71		0.26%	51		0.18%
Savings accounts	83		0.34%	94		0.34%
Money market accounts	2,111		3.55%	1,074		1.92%
Certificates of deposit	3,109		3.56%	2,037		2.74%
Borrowings	3,696		4.08%	2,697		3.12%
Brokered certificates of deposit	2,124		3.64%	1,098		3.17%

Total interest-bearing liabilities	11,194		2.93%	7,051		2.08%

Net interest income (fully-taxable equivalent)	14,423			13,068
Less: fully-taxable equivalent adjustment	(221)			(108)

	$14,202			$12,960

Net Interest Rate Spread (fully-taxable equivalent)			3.53%			3.63%
Net Interest Margin (fully-taxable equivalent)			3.63%			3.71%

*	Includes net swap income figures (in thousands) – 2006: $0 and 2005: $31.

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

Dollars in thousands	Three Months Ended March 31,
	2006	2005
Interest-earning assets:
Investments (including federal funds sold)	$408,427	$351,325
Loans	1,200,532	1,078,835

Total interest-earning assets	1,608,959	1,430,160

Cash and due from banks	31,207	31,547
Other assets	66,507	63,694
Less allowance for loan and lease losses	14,327	13,740

Total assets	$1,692,346	$1,511,661

Sources of funds:
Demand deposits	$139,489	$127,890
NOW accounts	112,810	115,982
Savings accounts	98,776	112,031
Money market accounts	241,002	226,674
Certificates of deposits	354,036	301,349
Borrowings	367,186	350,991
Brokered certificates of deposit	236,610	140,334

Total sources of funds	1,549,909	1,375,251

Other liabilities	13,059	12,197
Shareholders’ equity	129,378	124,213

Total liabilities and shareholders’ equity	$1,692,346	$1,511,661

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	March 31, 2006 Over March 31, 2005
Dollars in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$612	$484	$1,096
Loans	1,845	2,557	4,402

Total interest income	2,457	3,041	5,498

Interest-bearing liabilities:
NOW accounts	(1)	21	20
Savings accounts	(11)	—	(11)
Money market accounts	68	969	1,037
Certificates of deposit	356	716	1,072
Borrowings	124	875	999
Brokered certificates of deposit	753	273	1,026

Total interest expense	1,289	2,854	4,143

Net interest income (fully taxable equivalent)	$1,168	$187	$1,355

Provision for Loan and Lease Losses

During the first three months of 2006, the Company provided $552,000 of expense to the ALLL compared to $230,000 in the first three months of 2005. The increase was required to support the growth in loan balances, and allowance allocations on certain large commercial credits. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. The Company had net charge-offs of $79,500 during the first three months of 2006, compared to $200,500 during the first three months of 2005. At the same time, non-performing assets as a percent of total loans decreased to 0.74% at March 31, 2006, compared to 0.79% at December 31, 2005, and 0.83% at March 31, 2005. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at March 31, 2006, of $14.6 million, or 1.21% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at March 31, 2006. Several factors, including those explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. The ALLL of $14.2 million and $13.7 million was 1.20% and 1.25% of total loans outstanding at December 31, 2005 and March 31, 2005, respectively.

Non-interest Income

Total non-interest income increased $353,000, or 14.5%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Other service charges and fees increased $203,000, or 74.8%, primarily due to an annual commission payment received on a mortgage credit insurance program and an increase in debit card program revenue at the two banks. Income from fiduciary services increased $130,000, or 13.8%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Earnings on bank-owned life insurance increased $39,000 due to higher yields.

Non-interest Expense

Total non-interest expense increased $1.3 million, or 16.8%, for the three-month period ended March 31, 2006 compared to the three months ended March 31, 2005. Salaries and employee benefit costs increased $512,000, or 12.1%, during the first three months of 2006 compared to 2005, primarily due to increased commissions on sales and service activities, normal annual salary increases, and increased medical insurance costs. Net occupancy costs increased $48,000, or 7.8% primarily due to increased heating costs resulting from the rise in oil prices, and tenant relocation expenses. Furniture, equipment and data processing costs increased $43,000 or 8.9%, as a result of increased depreciation costs associated with investments in new technology. Other non-interest expenses increased $722,000, or 30.8%, for the first three months of 2006 compared to the first three months of 2005, as the Company, based upon the current assessment of settlement negotiations, recorded a charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank. The charge represents the expected net amount of the offsetting judgments. Also contributing to the increase in other non-interest expenses are $70,000 of one-time costs incurred to-date as part of the merger of the Company’s two banking subsidiaries.

FINANCIAL CONDITION

Assets

During the three months of 2006, average assets of $1.7 billion increased $180.7 million, or 12.0%, compared to the same period in 2005. This increase was the result of an increase in the loan portfolio, which averaged $1.2 billion during the first three months of 2006, an increase of $121.7 million, or 11.3%, as compared to $1.1 billion during the first three months of 2005. The largest increase in average loan balances was in residential real estate loans, which increased $56.0 million, or 17.2%, during the first three months of 2006 compared to the first three months of 2005, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates, strong new and existing home sales, and refinance activity. In addition, average commercial real estate loans increased $27.0 million, or 6.7%, and average consumer loans increased $23.2 million, or 13.6%, primarily reflecting increased home equity loan activity. Average investments increased $57.1 million, or 16.3%, to $408.4 million for the first three months of 2006 from $351.3 million for the first three months of 2005, as the Company replaced $23.0 million in securities sold during the fourth quarter of 2005 as part of a restructuring strategy, and added some longer-term municipal securities as part of its goal to extend the average maturity of the investment portfolio.

Total assets of $1.7 billion have increased $83.4 million, or 5.0%, since December 31, 2005, as loan balances have increased $29.9 million, or 2.6%, and securities balances have increased $48.7 million, or 13.3%, due to reasons similar to those stated above.

Liabilities and Shareholders’ Equity

During the first three months of 2006, average deposits of $1.2 billion increased by $158.5 million, or 15.5%, compared to the same period in 2005. Average brokered certificates of deposit increased $96.3 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average certificates of deposit, money market and demand deposit account balances have increased $52.7 million, $14.3 million and $11.6 million, respectively. To further support the increase in average earning assets, the Company’s average borrowings increased $16.2 million to $367.2 million, the majority of which are with the FHLBB.

Total liabilities have increased $81.4 million, or 5.3%, since December 31, 2005, to $1.6 billion at March 31, 2006. Total deposits increased $40.4 million led by increases in certificates of deposit (excluding brokered certificates of deposit) of $23.9 million and money market accounts of $3.7 million. In addition, the Company has increased its use of brokered certificates of deposit as a funding source, resulting in an increase of $40.7 million from December 31, 2005 to March 31, 2006. Demand deposit account balances decreased $21.7 million from December 31, 2005 to March 31, 2006, as the Company experienced seasonal declines. As the increase in total earning assets was greater than the increase in total deposits over the first three months of 2006, the Company increased its borrowings $38.5 million, primarily at the FHLBB.

On March 24, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. The Company has the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. The tender offer was scheduled to expire on April 21, 2006, and was extended through May 3, 2006. As of May 4, 2006, the depositary for the tender offer informed the Company that 882,336 shares of its common stock, including 17,516 shares tendered pursuant to notice of guaranteed delivery, had been properly tendered and not withdrawn pursuant to the tender offer at a purchase price at or below $39.00 per share. The Company expects to accept for payment those shares, which represents approximately 11.7% of the Company’s outstanding common shares as of May 3, 2006.

A modified “Dutch Auction” allows shareholders to indicate how many shares and at what price within the Company’s specified range they wish to tender. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company will determine the lowest price per share within the range that will enable it to purchase 752,000 shares, or the amount of shares actually tendered, if lower than 752,000. All shares accepted in the tender offer will be purchased at the same price per share. The Company will not purchase shares below a price stipulated by a shareholder, and in some cases, may actually purchase shares at prices above a shareholder’s indication. Specific instructions and a complete explanation of the terms and conditions of the tender offer are contained in the Offer to Purchase and related materials, as amended, which were originally filed with the Securities and Exchange Commission on March 24, 2006.

On April 25, 2006, the Company completed the private placement of $35.0 million in Trust Preferred Securities, which were issued through a Delaware statutory business trust formed by the Company. The Securities mature in 2036. Until June 30, 2011, the Securities will have a fixed annual distribution rate of 6.71%, thereafter converting into a floating rate of three-month LIBOR plus a predetermined spread. The Company intends to use the net proceeds from the sale of the Trust Preferred Securities to purchase shares of its common stock pursuant to the modified “Dutch Auction” self-tender offer and for general corporate purposes.

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of March 31, 2006 and March 31, 2005, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to long- and short-term liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments including mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first three months of 2006, average deposits of $1.2 billion increased $158.5 million, or 15.5%, from $1.0 billion reported during the first three months of 2005. The Company experienced growth in all deposit categories during this period with the exception of savings accounts, which slightly decreased. Comparing average deposits for the first three months of 2006 to 2005, transaction accounts (demand deposits and NOW accounts) increased $8.4 million, savings accounts decreased $13.3 million, money market accounts increased $14.3 million, and certificates of deposit increased $149.0 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $62.2 million on March 31, 2006, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first three months of 2006 was the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first three months of 2006 were $367.2 million, an increase of $16.2 million, from $351.0 million during the first three months of 2005. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $262.9 million and $327.8 million at March 31, 2006 and 2005, respectively. The carrying value of securities pledged as collateral at the FHLBB was $208.7 million and $156.6 million at March 31, 2006 and 2005, respectively. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at March 31, 2006 and 2005. The Company had no outstanding balance on its line of credit with the FHLBB at March 31, 2006 and 2005.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The capital ratios of the Company and its subsidiaries exceeded regulatory guidelines at March 31, 2006 and March 31, 2005. The Company’s Tier 1 to risk-weighted assets was 10.58% and 11.01% at March 31, 2006 and 2005, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at March 31, 2006 and 2005 was 7.31% and 7.32%, respectively.

As previously described, the Company completed the private placement of $35.0 million in Trust Preferred Securities, a majority of which will be used to purchase shares of its common stock pursuant to the modified Dutch Auction self-tender offer. Although the tender offer will reduce the Company’s equity, the Trust Preferred Securities are considered capital under FRB guidelines and, therefore, the Company’s capital ratios will not be adversely impacted by the tender offer.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company paid dividends to shareholders in the aggregate amount of $1.7 million for first three months of 2006. For the first three months of 2005, the Company paid dividends to shareholders in the aggregate amount of $5.3 million, which included a $0.50 per share special dividend.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2006, the Company had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousands)
Letters of Credit	$1,527	$1,148	$379	$—	$—
Other Commitments to Extend Credit	255,178	65,701	42,475	3,388	143,614

Total	$256,705	$66,849	$42,854	$3,388	$143,614

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

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. These commitments, borrowings and the related payments are made during the normal course of business. At March 31, 2006, the Company had the following levels of contractual obligations for the remainder of 2006 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$3,375	$420	$1,067	$704	$1,184
Capital Leases	—	—	—	—	—
Long-Term Debt	330,320	156,186	105,090	38,507	30,537
Other Long-Term Obligations	—	—	—	—	—

Total	$333,695	$156,606	$106,157	$39,211	$31,721

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable Prime Rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At March 31, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. Board and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCO routinely monitor simulated NII sensitivity over a rolling 2-year horizon, they also utilize additional tools to monitor potential longer- term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2006.

Rate Change	Estimated Changes in NII
+200bp	(4.24)%
-200bp	(1.22)%

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

The most significant factors affecting the changes in market risk exposures during the first three months of 2006 were the continued rise in interest rates, with two 25 basis point increases in the Prime Rate since December 31, 2005, increases in variable-rate residential, consumer and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to increase as asset yields rise slightly more quickly than funding rates. In a sustained rising rate environment, net interest income is expected to decline during the first year as assumed funding cost increases offset the impact of improved asset yields. This trend stabilizes in years two and three, and net interest income begins to improve. In a falling interest rate environment, net interest income is expected to trend lower as asset sensitivity drives asset yields down more quickly with falling market rates, while funding costs are slower to react. A steepening of the yield curve would reduce most of this potential exposure. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of March 31, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with which the Company has entered into agreement, and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk of default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. Post-trial motions are currently pending which challenge Camden National Bank’s right to set off the judgments.

ITEM 1A. RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/06 – 1/31/06	2,184	$33.61	2,184	690,549
2/1/06 – 2/28/06	18,520	35.57	18,520	672,029
3/1/06 – 3/31/06	—	—	—	672,029

Total	20,704	$35.36	20,704	672,029

In July 2005, the Board of Directors of the Company voted to authorize the Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock. The program expires July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

(3.1) The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

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

(10.3) Director Deferred Compensation Plan*

(10.4) 2005 Transitional Amendments to the Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 and 10.2 to the Company’s Form 10-Q filed with the Commission on November 9, 2005).

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

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

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

CAMDEN NATIONAL CORPORATION (Registrant)

/s/ Robert W. Daigle	May 5, 2006
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	May 5, 2006
Sean G. Daly	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.1)	The Articles of Incorporation of Camden National
	Corporation (incorporated by reference)	—

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	—

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference)	—

(10.3)	Director Deferred Compensation Plan	31

(10.4)	2005 Transitional Amendments to the Director Deferred Compensation Plan (incorporated by reference)	—

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	—

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	35

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	36

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	37

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39