Form 10-Q
period 2006-06-30
CAMDEN NATIONAL CORP
filed 2006-08-07
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding at August 3, 2006: Common stock (no par value) 6,615,040 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2006, and for the six-month and three-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

August 3, 2006

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Six Months Ended June 30,
	2006	2005
Interest Income
Interest and fees on loans	$42,354	$33,790
Interest on U.S. government and agency obligations	8,516	7,077
Interest on state and political subdivision obligations	660	321
Interest on interest rate swap agreements	—	173
Interest on federal funds sold and other investments	565	404

Total interest income	52,095	41,765

Interest Expense
Interest on deposits	16,303	9,318
Interest on other borrowings	8,073	5,939
Interest on interest rate swap agreements	—	142

Total interest expense	24,376	15,399

Net interest income	27,719	26,366
Provision for Loan and Lease Losses	1,104	575

Net interest income after provision for loan and lease losses	26,615	25,791

Non-interest Income
Service charges on deposit accounts	1,678	1,702
Other service charges and fees	855	618
Income from fiduciary services	2,151	1,971
Brokerage and insurance commissions	240	246
Mortgage servicing income, net	77	50
Life insurance earnings	400	322
Other income	306	181

Total non-interest income	5,707	5,090

Non-interest Expenses
Salaries and employee benefits	9,208	8,933
Net occupancy	1,295	1,135
Furniture, equipment and data processing	1,051	974
Amortization of core deposit intangible	437	443
Other expenses	5,485	4,260

Total non-interest expenses	17,476	15,745

Income before income taxes	14,846	15,136
Income Taxes	4,650	4,839

Net Income	$10,196	$10,297

Per Share Data
Basic earnings per share	$1.41	$1.35
Diluted earnings per share	1.41	1.34
Cash dividends per share	$0.44	$0.90
Weighted average number of shares outstanding	7,229,407	7,629,786

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended June 30,
	2006	2005
Interest Income
Interest and fees on loans	$21,671	$17,519
Interest on U.S. government and agency obligations	4,385	3,669
Interest on state and political subdivision obligations	369	204
Interest on federal funds sold and other investments	274	220

Total interest income	26,699	21,612

Interest Expense
Interest on deposits	8,811	4,956
Interest on other borrowings	4,371	3,250

Total interest expense	13,182	8,206

Net interest income	13,517	13,406
Provision for Loan and Lease Losses	552	345

Net interest income after provision for loan and lease losses	12,965	13,061

Non-interest Income
Service charges on deposit accounts	883	884
Other service charges and fees	381	347
Income from fiduciary services	1,074	1,024
Brokerage and insurance commissions	128	130
Mortgage servicing income, net	45	22
Life insurance earnings	200	161
Other income	217	96

Total non-interest income	2,928	2,664

Non-interest Expenses
Salaries and employee benefits	4,472	4,709
Net occupancy	628	517
Furniture, equipment and data processing	530	495
Amortization of core deposit intangible	216	221
Other expenses	2,418	1,915

Total non-interest expenses	8,264	7,857

Income before income taxes	7,629	7,868
Income Taxes	2,370	2,412

Net Income	$5,259	$5,456

Per Share Data
Basic earnings per share	$0.75	$0.72
Diluted earnings per share	0.75	0.71
Cash dividends per share	$0.22	$0.20
Weighted average number of shares outstanding	6,938,024	7,615,464

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Six Months Ended June 30,
	2006	2005
Net income	$10,196	$10,297
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit of $1,816 and $714 for 2006 and 2005, respectively	(3,374)	(1,326)
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market, net of tax benefit of $56	(104)	—

Comprehensive income	$6,718	$8,971

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)	Three Months Ended June 30,
	2006	2005
Net income	$5,259	$5,456
Other comprehensive (loss) income, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit (expense) of $1,539 and $(527) for 2006 and 2005, respectively	(2,859)	978
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market, net of tax benefit of $9	(17)	—

Comprehensive income	$2,383	$6,434

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$33,838	$30,321
Federal funds sold	—	1,110
Securities available for sale, at market	371,486	350,502
Securities held to maturity (market value $33,556 and $17,167 at June 30, 2006 and December 31, 2005, respectively)	34,124	17,127
Loans, less allowance for loan and lease losses of $15,256 and $14,167 at June 30, 2006 and December 31, 2005, respectively	1,229,358	1,168,008
Premises and equipment, net	16,062	15,967
Interest receivable	7,683	6,689
Core deposit intangible	1,603	2,040
Goodwill	3,991	3,991
Other assets	57,529	57,502

Total assets	$1,755,674	$1,653,257

Liabilities
Deposits:
Demand	$142,943	$150,953
NOW	116,797	118,247
Money market	272,512	240,958
Savings	96,254	101,010
Certificates of deposit	608,482	552,737

Total deposits	1,236,988	1,163,905

Borrowings from Federal Home Loan Bank	312,088	287,501
Other borrowed funds	60,595	59,538
Junior subordinated debentures	36,083	—
Accrued interest and other liabilities	13,709	12,775

Total liabilities	1,659,463	1,523,719

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 6,608,505 and 7,529,073 shares on June 30, 2006 and December 31, 2005, respectively	2,450	2,450
Surplus	2,392	4,098
Retained earnings	98,544	126,687
Accumulated other comprehensive loss:
Net unrealized losses on securities available for sale, net of income tax	(6,958)	(3,584)
Net unrealized losses on derivative instruments, marked to market, net of income tax	(217)	(113)

Total accumulated other comprehensive loss	(7,175)	(3,697)

Total shareholders’ equity	96,211	129,538

Total liabilities and shareholders’ equity	$1,755,674	$1,653,257

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six Months Ended June 30,
	2006	2005
Operating Activities
Net Income	$10,196	$10,297
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,104	575
Depreciation and amortization	858	963
Equity compensation costs	74	—
Increase in interest receivable	(994)	(721)
Decrease in core deposit intangible	437	443
(Increase) decrease in other assets	(958)	316
Increase (decrease) in other liabilities	934	(904)

Net cash provided by operating activities	11,651	10,969

Investing Activities
Proceeds from maturities of securities held to maturity	196	198
Proceeds from sale and maturities of securities available for sale	27,194	29,892
Purchase of securities held to maturity	(17,199)	(12,016)
Purchase of securities available for sale	(53,513)	(57,069)
Purchase of Federal Home Loan Bank Stock	—	(3,267)
Proceeds from redemption of Federal Home Loan Bank Stock	2,795	—
Net increase in loans	(62,454)	(61,365)
Change in federal funds sold	1,110	—
Purchase of premises and equipment	(954)	(696)

Net cash used in investing activities	(102,825)	(104,323)

Financing Activities
Net increase in deposits	73,083	63,446
Proceeds from Federal Home Loan Bank borrowings	13,158,707	12,362,488
Repayments on Federal Home Loan Bank borrowings	(13,134,120)	(12,329,769)
Net increase in other borrowed funds	1,057	1,688
Proceeds from issuance of junior subordinated debentures	36,083	—
Repurchase of issued common stock	(36,980)	(1,964)
Proceeds from stock issuance under option plans	193	40
Cash dividends	(3,332)	(6,877)

Net cash provided by financing activities	94,691	89,052

Net increase (decrease) in cash and cash equivalents	3,517	(4,302)
Cash and cash equivalents at beginning of year	30,321	31,573

Cash and cash equivalents at end of period	$33,838	$27,271

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2006 and December 31, 2005, the consolidated statements of income for the six and three months ended June 30, 2006 and 2005, the consolidated statements of comprehensive income for the six and three months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the six-month period ended June 30, 2006 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2005 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Six Months Ended June 30,
	2006	2005
Net income, as reported	$10,196	$10,297

Weighted average shares outstanding	7,229,407	7,629,786
Effect of dilutive employee stock options	12,724	28,103

Adjusted weighted average shares and assumed conversion	7,242,131	7,657,889

Basic earnings per share	$1.41	$1.35
Diluted earnings per share	1.41	1.34

	Three Months Ended June 30,
	2006	2005
Net income, as reported	$5,259	$5,456

Weighted average shares outstanding	6,938,024	7,615,464
Effect of dilutive employee stock options	13,905	26,638

Adjusted weighted average shares and assumed conversion	6,951,929	7,642,102

Basic earnings per share	$0.75	$0.72
Diluted earnings per share	0.75	0.71

All outstanding and exercisable stock options at June 30, 2006 and 2005 were in-the-money options as the exercise price was less than the average market price of the common stock. At June 30, 2006, the Company had 73,100 non-vested stock option grants, all of which were in-the-money options. At June 30, 2005, the Company had 57,750 non-vested stock option grants, of which 14,000 were in-the-money options.

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

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At June 30, 2006 and December 31, 2005, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At June 30, 2006, the Company had a greater than 12 months unrealized loss of $8.0 million, which represents 3.6% of the $218.4 million fair value of the specific securities. The position included seven obligations of states and political subdivisions, seven U.S. Agency bonds, 29 mortgage-backed securities issued by Fannie Mae or Freddie Mac, and five collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment and, since management has the ability and intent to hold the securities for the foreseeable future, there is little risk of loss. Therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at June 30, 2006 and December 31, 2005, and the length of time they have been in a continuous loss position, are as follows:

	June 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$9,831	$(153)	$55,617	$(1,398)	$65,448	$(1,551)
Obligations of states and political subdivisions	28,668	(489)	3,366	(85)	32,034	(574)
Mortgage-backed securities	113,273	(3,085)	142,837	(5,900)	256,110	(8,985)
Other debt securities	—	—	16,563	(579)	16,563	(579)

Total	$151,772	$(3,727)	$218,383	$(7,962)	$370,155	$(11,689)

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$11,724	$(201)	$44,108	$(996)	$55,832	$(1,197)
Obligations of states and political subdivisions	7,606	(37)	696	(7)	8,302	(44)
Mortgage-backed securities	142,832	(2,494)	77,831	(2,473)	220,663	(4,967)
Other debt securities	10,853	(168)	7,927	(224)	18,780	(392)

Total	$173,015	$(2,900)	$130,562	$(3,700)	$303,577	$(6,600)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	7,821	7,384

Core deposit intangible, net	$1,603	$2,040

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2006 amounted to $437,000 and $216,000, respectively. Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2005 amounted to $443,000 and $221,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $864,000 in 2006, $856,000 in 2007, and $320,000 in 2008.

NOTE 6 – GOODWILL

At June 30, 2006 and December 31, 2005, the value of the Company’s goodwill, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2006, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there has been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

On July 26, 2005, the Board of Directors of the Company approved the 2005 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through the six months ended June 30, 2006, the Company repurchased 117,626 shares of common stock at an average price of $36.67 under the July 2005 plan, of which 39,655 shares at an average price of $39.24 were purchased within the second quarter of 2006.

In June 2006, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2007, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

On March 24, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. The tender offer was scheduled to expire on April 21, 2006, and was extended through May 3, 2006. On May 4, 2006, in accordance with the terms of the tender offer, the Company repurchased 880,827 shares of its common stock, which represented approximately 11.7% of the Company’s outstanding common shares as of May 3, 2006, at a purchase price of $39.00 per share.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. As of June 30, 2006, 1,144 of the restricted stock awards have been forfeited. The Company recorded approximately $19,000 of compensation expense and $6,600 of related tax benefit during the first six months of 2006, of which $7,250 of expense and $2,500 of tax benefit was recorded in the second quarter. The Company recorded approximately $21,200 of compensation expense and $7,400 of related tax benefit during the first six months of 2005, of which $12,200 of expense and $4,200 of tax benefit was recorded in the second quarter.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2006, and changes during the six-month period ended on that date, is presented below.

	June 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	4,027	$36.69
Vested during the period	1,342	36.69
Forfeited during period	484	36.69

Nonvested at end of period	2,201	$36.69

At the closing price on June 30, 2006 of $39.90, the total fair value of restricted stock awards vested during the period was $53,500.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 68 shares have been forfeited. During the first quarter of 2005, under the MSPP, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91, of which 601 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $15,400 of compensation expense and $5,400 of related tax benefit during the first six months of 2006, of which $8,250 of expense and $2,900 of tax benefit was recorded in the second quarter. The Company recorded approximately $7,500 of compensation expense and $2,600 of related tax benefit during the first six months of 2005, of which $4,700 of expense and $1,600 of tax benefit was recorded in the second quarter.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of June 30, 2006, and changes during the six-month period ended on that date, is presented below.

	June 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	3,094	$12.45
Granted during the period	4,792	11.65
Forfeited during the period	308	12.27

Nonvested at end of period	7,578	$11.95

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

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $48,000 of compensation expense during the first six months of 2006, of which $29,000 was in the second quarter. The Company recorded approximately $15,500 of compensation expense during the first six months of 2005, of which $5,800 was in the second quarter.

A summary of the status of the Company’s stock option plans as of June 30, 2006, and changes during the six-month period ended on that date is presented below.

	June 30, 2006
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	107,680	$26.72
Granted during the period	36,000	35.04
Exercised during the period	27,454	17.14
Forfeited during the period	7,400	30.89

Outstanding at end of period	108,826	$31.61	7.7	$902

Exercisable at end of period	35,726	$23.65	5.0	$581

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2006 was $7.96. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $508,000.

A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the six-month period ended on that date, is presented below.

	June 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	56,250	$7.31
Granted during the period	36,000	7.96
Vested during the period	11,750	6.94
Forfeited during the period	7,400	5.17

Nonvested at end of period	73,100	$7.90

At the closing price on June 30, 2006 of $39.90, the total fair value of stock options vested during the period was $468,800. As of June 30, 2006, there was $472,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes information related to options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$16.00 - $23.99	24,976	3.5	$18.62	24,976	$18.62
$24.00 - $31.99	5,000	7.6	31.15	2,000	31.15
$32.00 - $39.99	78,850	9.1	35.75	8,750	36.30

	108,826	7.7	$31.61	35,726	$23.65

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2006 and 2005 and December 31, 2005 was $435,000, $643,000, and $529,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $699,000, $983,000 and $949,000, respectively, at June 30, 2006 and 2005 and December 31, 2005. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Balance of loans serviced for others	$113,053	$126,883

Mortgage Servicing Rights:
Balance at beginning of year	$529	$777
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing fee income	(95)	(137)
Change in valuation allowance	1	3

Balance at end of period	$435	$643

Valuation allowance:
Balance at beginning of year	$(3)	$(11)
Increase in impairment reserve	—	—
Reduction of impairment reserve	1	3

Balance at end of period	$(2)	$(8)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

(Dollars in thousands)	Three Months Ended June 30,
	2006	2005
Service cost	$11	$19
Interest cost	15	17
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	1	3

Net periodic benefit cost	$23	$35

Weighted-average discount rate assumption used to determine benefit obligation	5.70%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	5.70%	6.50%

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Service cost	$22	$38
Interest cost	30	34
Amortization of prior service cost	(8)	(8)
Recognized net actuarial loss	2	6

Net periodic benefit cost	$46	$70

Weighted-average discount rate assumption used to determine benefit obligation	5.70%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	5.70%	6.50%

The Company’s expected benefit payments for the third quarter of 2006 are $10,750 and the expected benefit payments for all of 2006 are $43,000. The expected contribution for 2006 is $165,000.

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

(Dollars in thousands)	Three Months Ended June 30,
	2006	2005
Service cost	$78	$71
Interest cost	59	55
Amortization of transition obligation	7	7
Amortization of prior service cost	5	4
Recognized net actuarial loss	19	9

Net periodic benefit cost	$168	$146

Weighted-average discount rate assumption used to determine benefit obligation	5.55%	6.25%
Weighted-average discount rate assumption used to determine net benefit cost	5.55%	6.25%

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Service cost	$156	$142
Interest cost	118	110
Amortization of transition obligation	14	14
Amortization of prior service cost	10	8
Recognized net actuarial loss	38	18

Net periodic benefit cost	$336	$292

Weighted-average discount rate assumption used to determine benefit obligation	5.55%	6.25%
Weighted-average discount rate assumption used to determine net benefit cost	5.55%	6.25%

The Company’s expected benefit payments for the third quarter of 2006 are $50,000 and the expected benefit payments for all of 2006 are $200,000. The expected contribution for 2006 is $700,000.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

On April 25, 2006, Camden Capital Trust A (the “Trust”), an affiliate of the Company, was formed for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale in junior subordinated debentures issued by the Company. The Company owns all of the $1.1 million outstanding common securities of the Trust and effectively is the guarantor of the obligations of the Trust. The Trust issued $35.0 million of 6.71% (fixed through June 2011, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread) trust preferred securities to the public, and all of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in the Company’s $36.1 million of junior subordinated debentures, which represent the sole assets of the Trust. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed on May 4, 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by the Trust, are mandatorily redeemable on June 30, 2036, or may be redeemed by the Trust at par any time on or after June 30, 2011.

For the second quarter of 2006, the Company recorded $437,000 of interest expense related to the junior subordinated debentures. At June 30, 2006, $30.5 million of the trust preferred securities was included in the Company’s Tier 1 capital, which amounted to 25.0% of the Company’s Tier 1 capital, while the full $35.0 million was included in the Company’s total risk-based capital, which amounted to 24.7% of total risk-based capital.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July, 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is analyzing effects of FIN 48.

NOTE 13 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. Post-trial motions are still pending which challenge Camden National Bank’s right to set off the judgments.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national or regional economic conditions could be less favorable than anticipated, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income, and a greater provision for loan and lease losses results in lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for each bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for each subsidiary bank. For further ALLL information, refer to Item 1A. Risk Factors within our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2006:

Net income declined $101,000, or 1.0%, for the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005. However, reflecting the favorable impact of the Company’s stock repurchase completed on May 3, 2006, net income per diluted share increased 5.2% to $1.41, compared to $1.34 per diluted share earned during the first half of 2005. The following were major factors contributing to the results of the first half of 2006 compared to the same period of 2005:

•	Net interest income increased $1.4 million, or 5.1%, which was a net result of:

•	an increase in interest income of $10.3 million, or 24.7%, which was primarily a function of increased earning assets and an increase in yields as a result of a rising rate environment, and

•	an increase in interest expense of $9.0 million, or 58.3%, primarily due to increased deposits and borrowings and the increase in interest rates paid on each, and the introduction of the interest on the junior subordinated debentures as of April 25, 2006.

•	Provision for loan and lease losses increased $529,000 as a result of the growth in all loan categories.

•	Non-interest income increased $617,000, or 12.1%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., increased income on the Company’s debit card product, increased commissions on mortgage insurance sales, and recoveries on previously written-off investment securities.

•	Non-interest expense increased $1.7 million, or 11.0%, primarily due to the charge resulting from the Steamship Navigation et al litigation involving Camden National Bank, one-time expenses incurred as part of the consolidation of the two banking subsidiaries, and increased salary and employee benefit costs due to normal annual salary increases.

For the three months ended June 30, 2006:

Net income decreased $197,000, or 3.6%, for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. The following were major factors contributing to the results of the second quarter of 2006 compared to the same period of 2005:

•	Net interest income increased $111,000, or 0.8%, which was a net result of an increase in interest income of $5.1 million, partially offset by an increase in interest expense of $5.0 million, both of which were due to increased volumes of interest earning assets and liabilities, and an increase in yields and cost of funds as a result of the rising rate environment. In addition, during the second quarter of 2006, the Company began to record interest expense on the junior subordinated debentures issued April 25, 2006.

•	For the three months ended June 30, 2006, the provision for loan and lease losses was $552,000, an increase of $207,000 over the $345,000 recorded for the second quarter of 2005. The increase was required to support the growth in loan balances, and allowance allocations on certain large commercial credits.

•	Non-interest income experienced an increase of $264,000, or 9.9%, due to increases in income from fiduciary services at Acadia Trust, N.A. and increased income on the Company’s debit card product.

•	Non-interest expense increased $407,000, or 5.2%, primarily due to one-time expenses incurred as part of the planned consolidation of the two banking subsidiaries under the Camden National Bank charter, and increased director fees due to the 21.8% increase in the stock price at June 30, 2006 over June 30, 2005.

Financial condition at June 30, 2006 compared to December 31, 2005:

•	Loans increased $62.4 million, or 5.3%, as growth was recorded in nearly all loan categories, with the largest increases in commercial loans of $26.2 million, or 15.3%, and residential real estate loans of $22.3 million, or 5.9%.

•	Investments increased $38.0 million, or 10.3%, as a result of the replacement of $23.0 million in securities sold during December 2005 as part of a restructuring strategy and the addition of $16.8 million in longer-term municipal securities.

•	Deposits increased $73.1 million, or 6.3%, as total certificates of deposit increased $55.7 million, or 10.1%, and money market accounts increased $31.6 million, or 13.1%, while total transaction and savings accounts decreased $14.2 million, or 3.8%, as a result of consumers shifting money into higher yielding accounts.

•	Total borrowings increased $61.7 million, or 17.8%, as the Company issued $36.1 million in junior subordinated debentures and increased its borrowing from the Federal Home Loan Bank of Boston (FHLBB) to support the growth in earning assets.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2006 was $28.2 million, a 6.0%, or $1.6 million, increase over the net interest income of $26.6 million for the first six months of 2005. Interest income on loans increased $8.6 million, or 25.3%, during the six-month period of 2006 compared to the same period of 2005, due to an increase in loan balances and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. The Company experienced an increase in interest income on investments of $2.1 million, or 26.6%, during the first six months of 2006 compared to the same period in 2005, due to increases in volumes and an increase in yields as a result of new investments being added to the portfolio at higher yields than maturing investments. The Company’s total interest expense increased $9.1 million during the first six months of 2006, compared to the same period in 2005. This increase was the result of increases in deposit and borrowing volumes, as well as the rising interest rate environment, which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the FHLBB. In addition, during the second quarter of 2006, the Company recorded $437,000 of interest expense related to the addition of $36.1 million of junior subordinated debentures. Net interest income, expressed as a percentage of average interest-earning assets for the first six months of 2006 and 2005, was 3.48% and 3.67%, respectively.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2006 was $14.0 million, a 2.6%, or $355,000, increase compared to $13.7 million in net interest income for the same period in 2005. The increase was primarily due to growth in loan and investment balances and increases in the market rate environment, which had a positive impact on adjustable rate loans, partially offset by the introduction of interest expense related to the junior subordinated debentures, and increases in deposit and FHLBB borrowing volumes, as well as the rising interest rates paid on both deposits and FHLBB borrowings.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2006 and 2005, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilized derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. Due to the net impact of the derivative financial instruments, net interest income increased $31,000 during the first six months of 2005, compared to no impact in the first six months of 2006, as the interest rate swap matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended June 30, 2006 and 2005 were $8.8 million and $7.1 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$10,081		4.85%	$7,965		4.37%
Loans	42,537	*	7.05%	33,937	*	6.25%

Total interest-earning assets	52,618		6.49%	41,902		5.77%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	164		0.29%	107		0.18%
Savings accounts	163		0.34%	183		0.34%
Money market accounts	4,717		3.80%	2,296		2.10%
Certificates of deposit	6,750		3.74%	4,325		2.83%
Borrowings	8,074		4.27%	5,956		3.23%
Brokered certificates of deposit	4,508		3.76%	2,390		3.15%

Total interest-bearing liabilities	24,376		3.10%	15,257		2.19%

Net interest income (fully-taxable equivalent)	28,242			26,645
Less: fully-taxable equivalent adjustment	(523)			(279)

	$27,719			$26,366

Net Interest Rate Spread (fully-taxable equivalent)			3.39%			3.58%
Net Interest Margin (fully-taxable equivalent)			3.48%			3.67%

*	Includes net swap income figures (in thousands) – 2006: $0 and 2005: $31.

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

Dollars in thousands	Six Months Ended June 30,
	2006	2005
Interest-earning assets:
Investments (including federal funds sold)	$418,935	$367,631
Loans	1,216,006	1,095,740

Total interest-earning assets	1,634,941	1,463,371
Cash and due from banks	30,456	29,380
Other assets	67,972	63,686
Less allowance for loan and lease losses	14,595	13,782

Total assets	$1,718,774	$1,542,655

Sources of funds:
Demand deposits	$137,155	$128,519
NOW accounts	113,252	116,847
Savings accounts	97,038	108,763
Money market accounts	250,513	220,368
Certificates of deposits	364,331	307,706
Borrowings	367,894	371,586
Junior subordinated debentures	13,357	—
Brokered certificates of deposit	242,077	153,219

Total sources of funds	1,585,617	1,407,008

Other liabilities	13,532	11,513
Shareholders’ equity	119,625	124,134

Total liabilities and shareholders’ equity	$1,718,774	$1,542,655

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

Dollars in thousands	June 30, 2006 Over June 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$1,112	$1,004	$2,116
Loans	3,725	4,875	8,600

Total interest income	4,837	5,879	10,716

Interest-bearing liabilities:
NOW accounts	(3)	60	57
Savings accounts	(20)	—	(20)
Money market accounts	314	2,107	2,421
Certificates of deposit	796	1,629	2,425
Borrowings	155	1,963	2,118
Brokered certificates of deposit	1,386	732	2,118

Total interest expense	2,628	6,491	9,119

Net interest income (fully taxable equivalent)	$2,209	$(612)	$1,597

Provision for Loan and Lease Losses

During the first six months of 2006, the Company provided $1.1 million of expense to the ALLL compared to $575,000 in the first six months of 2005. The increase was required to support the growth in loan balances, and allowance allocations on certain large commercial credits. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. Non-performing assets as a percent of total loans increased to 0.74% at June 30, 2006, compared to 0.57% at June 30, 2005. For the six month periods ended on those dates, the Company had net charge-offs of $14,000 compared to $175,000, respectively. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at June 30, 2006 of $15.3 million, or 1.23% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at June 30, 2006. Several factors, including those explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. The ALLL of $14.2 million and $14.0 million was 1.20% and 1.24% of total loans outstanding at December 31, 2005 and June 30, 2005, respectively.

Non-interest Income

Total non-interest income increased $617,000, or 12.1%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Other service charges and fees increased $237,000, or 38.4%, primarily due to an annual commission payment received on a mortgage credit insurance program and an increase in debit card program revenue at the two banks. Income from fiduciary services increased $180,000, or 9.1%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Other non-interest income increased $125,000, or 69.1%, primarily due to recoveries on previously written-off investment securities.

Total non-interest income increased $264,000, or 9.9%, during the second quarter of 2006 compared to the second quarter of 2005 for the same reasons noted in the year-to-date disclosures above.

Non-interest Expense

Total non-interest expense increased $1.7 million, or 11.0%, for the six-month period ended June 30, 2006 compared to the six months ended June 30, 2005. Salaries and employee benefit costs increased $275,000, or 3.1%, during the first six months of 2006 compared to 2005, primarily due to increased commissions on sales and service activities and normal annual salary increases. Net occupancy costs increased $160,000, or 14.1%, primarily due to increased heating costs resulting from the rise in oil prices and tenant relocation expenses. Furniture, equipment and data processing costs increased $77,000, or 7.9%, as a result of increased depreciation costs associated with investments in new technology. Other non-interest expenses increased $1.2 million, or 28.8%, for the first six months of 2006 compared to the first six months of 2005, as the Company, based upon the current assessment of settlement negotiations, recorded a charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank. The charge represents the expected net amount of the offsetting judgments. Also contributing to the increase in other non-interest expenses are $106,000 of one-time costs incurred to-date as part of the planned merger of the Company’s two banking subsidiaries.

Total non-interest expense increased $407,000, or 5.2%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, primarily due to one-time expenses incurred as part of the planned consolidation of the two banking subsidiaries, increased director fees as the stock price has risen 21.8% at June 30, 2006 over June 30, 2005 because a portion of such fees are paid with phantom stock, and an abatement of penalties during the second quarter of 2005 related to a tax withholding remittance issue.

FINANCIAL CONDITION

Assets

During the six months of 2006, average assets of $1.7 billion increased $176.1 million, or 11.4%, compared to the same period in 2005. This increase was the result of an increase in the loan portfolio, which averaged $1.2 billion during the first six months of 2006, an increase of $120.3 million, or 11.0%, as compared to $1.1 billion during the first six months of 2005. The largest increase in average loan balances was in residential real estate loans, which increased $55.6 million, or 16.9%, during the first six months of 2006 compared to the first six months of 2005, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates, existing home sales, and refinance activity. In addition, average commercial real estate loans increased $19.8 million, or 4.8%, average commercial loans increased $16.1 million, or 9.4%, and average consumer loans increased $20.5 million, or 11.7%, primarily reflecting increased home equity loan activity. Average investments increased $51.3 million, or 14.0%, to $418.9 million for the first six months of 2006 from $367.6 million for the first six months of 2005, as the Company replaced $23.0 million in securities sold during the fourth quarter of 2005 as part of a restructuring strategy, and added longer-term municipal securities as part of its goal to extend the average maturity of the investment portfolio.

Total assets of $1.8 billion have increased $102.4 million, or 6.2%, since December 31, 2005, as net loan balances have increased $62.4 million, or 5.3%, and securities balances have increased $38.0 million, or 10.3%, due to reasons similar to those stated above.

Liabilities and Shareholders’ Equity

During the first six months of 2006, average deposits of $1.2 billion increased by $168.9 million, or 16.3%, compared to the same period in 2005. Average brokered certificates of deposit increased $88.9 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average certificates of deposit, money market and demand deposit account balances have increased $56.6 million, $30.1 million and $8.6 million, respectively. To further support the increase in average earning assets, the Company’s average borrowings increased $9.7 million to $381.3 million, the majority of which are with the FHLBB.

Total liabilities have increased $135.7 million, or 8.9%, since December 31, 2005, to $1.7 billion at June 30, 2006. Total deposits increased $73.1 million led by increases in money market accounts of $31.6 million and regular certificates of deposit of $27.7 million. In addition, the Company has increased its use of brokered certificates of deposit as a funding source, resulting in an increase of $28.0 million from December 31, 2005 to June 30, 2006. Demand deposit account balances decreased $8.0 million from December 31, 2005 to June 30, 2006, as the Company experienced seasonal declines. As the increase in total earning assets was greater than the increase in total deposits over the first six months of 2006, the Company increased its borrowings $25.6 million, primarily at the FHLBB. The Company also issued $36.1 million of long-term debt in the form of junior subordinated debentures, more fully described below.

On March 24, 2006, the Company commenced a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. The tender offer was scheduled to expire on April 21, 2006, and was extended through May 3, 2006. On May 4, 2006, pursuant to the expiration of the tender offer, the Company repurchased 880,827 shares of its common stock, which represented approximately 11.7% of the Company’s outstanding common shares as of May 3, 2006, at a purchase price of $39.00 per share.

On April 25, 2006, the Company completed the private placement of $35.0 million in trust preferred securities, which were issued through a Delaware statutory trust wholly-owned by the Company (the “Trust”). All of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in the Company’s junior subordinated debentures, which represent the sole assets of the Trust. Until June 30, 2011, the trust preferred securities, which mature in 2036, will have a fixed annual distribution rate of 6.71%, thereafter converting to a floating rate of three-month LIBOR plus a predetermined spread. The Company used the proceeds from the sale of the securities to purchase shares of its common stock pursuant to the tender offer.

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of June 30, 2006 and June 30, 2005, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to long- and short-term liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments including mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first six months of 2006, average deposits of $1.2 billion increased by $168.9 million, or 16.3%, from $1.0 billion reported during the first six months of 2005. The Company experienced growth in all deposit categories during this period with the exception of NOW and savings accounts, which slightly decreased. Comparing average deposits for the first six months of 2006 to 2005, transaction accounts (demand deposits and NOW accounts) increased $5.0 million, savings accounts decreased $11.7 million, money market accounts increased $30.1 million, and certificates of deposit increased $145.5 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $70.6 million on June 30, 2006, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first six months of 2006 was in part the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was more favorable compared to other alternatives. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first six months of 2006 were $381.3 million, an increase of $9.7 million, from $371.6 million during the first six months of 2005. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $385.7 million and $333.3 million at June 30, 2006 and 2005, respectively. The carrying value of securities pledged as collateral at the FHLBB was $190.9 million and $178.4 million at June 30, 2006 and 2005, respectively. The Company, through its bank subsidiaries, has an available line of credit with FHLBB of $13.0 million at June 30, 2006 and 2005. The Company had no outstanding balance on its line of credit with the FHLBB at March 31, 2006 and 2005.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The capital ratios of the Company and its subsidiaries exceeded regulatory guidelines at June 30, 2006 and June 30, 2005. The Company’s Tier 1 to risk-weighted assets was 9.92% and 10.76% at June 30, 2006 and 2005, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at June 30, 2006 and 2005 was 7.10% and 7.40%, respectively.

As previously described, the Company completed the private placement of $35.0 million in trust preferred securities, a majority of which was used to purchase shares of its common stock pursuant to the tender offer. Although the tender offer reduced the Company’s equity, under FRB guidelines, trust preferred securities can be considered Tier 1 capital up to 25% of the total Tier 1 balance and, therefore, the impact of the tender offer to the Company’s capital ratios was not significant. At June 30, 2006, $30.5 million of the trust preferred securities was included in the Company’s Tier 1 capital, which amounted to 25.0% of the Company’s Tier 1 capital, while the full $35.0 million was included in the Company’s total risk-based capital, which amounted to 24.7% of total risk-based capital.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company paid dividends to shareholders in the aggregate amount of $3.3 million for first six months of 2006. For the first six months of 2005, the Company paid dividends to shareholders in the aggregate amount of $6.9 million, which included a $0.50 per share special dividend.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2006, the Company had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,778	$865	$913	$—	$—
Other Commitments to Extend Credit	253,293	49,225	62,366	3,014	138,687

Total	$255,071	$50,091	$63,280	$3,014	$138,687

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

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. The junior subordinated debentures are issued to a wholly-owned subsidiary of the Company, Camden Capital Trust A, as described more fully in Note 11 of the Notes to the Consolidated Financial Statements. Other borrowed funds include treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. These commitments, borrowings and the related payments are made during the normal course of business. At June 30, 2006, the Company had the following levels of contractual obligations for the remainder of 2006 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,235	$280	$1,067	$704	$1,184
Capital Leases	—	—	—	—	—
Borrowings from the FHLBB	312,088	159,380	112,453	27,790	12,465
Junior Subordinated Debentures	36,083	—	—	—	36,083
Other Borrowed Funds	60,595	60,595	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total	$412,001	$220,255	$113,520	$28,494	$49,732

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable Prime Rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At June 30, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2006.

Rate Change	Estimated Changes in NII
+200bp	(4.58)%
-200bp	1.65%

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

The most significant factors affecting the changes in market risk exposures during the first six months of 2006 were the continued rise in interest rates, with four 25 basis point increases in the Prime Rate since December 31, 2005, increases in variable-rate residential, consumer and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to increase as asset yields rise slightly more quickly than funding rates. In a sustained rising rate environment, net interest income is expected to decline during the first year as assumed funding cost increases offset the impact of improved asset yields. This trend stabilizes in years two and three, and net interest income begins to improve. In a falling interest rate environment, net interest income is expected to trend lower, after an initial increase, as asset sensitivity drives asset yields down more quickly with falling market rates, while funding costs are slower to react. A steepening of the yield curve would reduce most of this potential exposure. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the bank subsidiaries. As of June 30, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with which the Company has entered into agreement, and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk of default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. Post-trial motions are still pending which challenge Camden National Bank’s right to set off the judgments.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 – 4/30/06	—	$—		1,424,029
5/1/06 – 5/31/06	897,882	39.00	897,882	526,147
6/1/06 – 6/30/06	22,600	39.44	22,600	503,547

Total	920,482	$39.01	920,482	503,547

In July 2005, the Board of Directors of the Company voted to authorize the Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock. The program expires July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. In June 2006, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2007, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

On March 24, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. The tender offer was scheduled to expire on April 21, 2006, and was extended through May 3, 2006. On May 4, 2006, pursuant to the expiration of the tender offer, the Company repurchased 880,827 shares of its common stock, which represented approximately 11.7% of the Company’s outstanding common shares as of May 3, 2006, at a purchase price of $39.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on April 25, 2006.

(b) Ann W. Bresnahan, Robert W. Daigle, and Rendle A. Jones were elected as directors at the annual meeting. Robert J. Campbell, David C. Flanagan, Ward I. Graffam, John W. Holmes, Theodore C. Johanson, Robin A. Sawyer, and Winfield F. Robinson continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees – Ann W. Bresnahan (Total votes cast: 5,726,716, with 5,580,431 for and 146,285 withholding authority), Robert W. Daigle (Total votes cast: 5,726,716, with 5,579,034 for and 147,682 withholding authority) and Rendle A. Jones (Total votes cast: 5,726,716, with 5,534,722 for and 191,994 withholding authority) to serve a three-year term to expire at the annual meeting in 2009. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for 2006 (Total votes cast: 5,726,716, with 5,566,090 for, 26,148 against, and 134,478 abstaining).

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

CAMDEN NATIONAL CORPORATION (Registrant)

/s/ Robert W. Daigle	August 7, 2006 Date
Robert W. Daigle
President and Chief Executive Officer

/s/ Sean G. Daly	August 7, 2006 Date
Sean G. Daly
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference)	-

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	-

(3.3)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference)	-

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	36

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	37

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	38

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40