Form 10-Q
period 2006-09-30
CAMDEN NATIONAL CORP
filed 2006-11-03
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding at November 3, 2006: Common stock (no par value) 6,615,780 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2006, and for the nine-month and three-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

November 2, 2006

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2006	2005
Interest Income
Interest and fees on loans	$64,795	$53,018
Interest on U.S. government and agency obligations	12,742	10,824
Interest on state and political subdivision obligations	1,073	536
Interest on interest rate swap agreements	—	173
Interest on federal funds sold and other investments	906	639

Total interest income	79,516	65,190

Interest Expense
Interest on deposits	25,708	15,013
Interest on other borrowings	11,889	9,458
Interest on long-term debt	1,037	—
Interest on interest rate swap agreements	—	142

Total interest expense	38,634	24,613

Net interest income	40,882	40,577
Provision for Loan and Lease Losses	1,656	920

Net interest income after provision for loan and lease losses	39,226	39,657

Non-interest Income
Service charges on deposit accounts	2,570	2,589
Other service charges and fees	1,271	999
Income from fiduciary services	3,290	2,961
Brokerage and insurance commissions	370	357
Mortgage servicing income, net	106	62
Life insurance earnings	600	482
Other income	503	281

Total non-interest income	8,710	7,731

Non-interest Expenses
Salaries and employee benefits	13,663	13,890
Net occupancy	1,870	1,651
Furniture, equipment and data processing	1,596	1,497
Amortization of core deposit intangible	650	664
Other expenses	7,877	6,432

Total non-interest expenses	25,656	24,134

Income before income taxes	22,280	23,254
Income Taxes	6,948	7,465

Net Income	$15,332	$15,789

Per Share Data
Basic earnings per share	$2.18	$2.07
Diluted earnings per share	2.18	2.06
Cash dividends per share	$0.66	$1.10
Weighted average number of shares outstanding	7,021,808	7,616,815

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except number of shares and per share data)	2006	2005
Interest Income
Interest and fees on loans	$22,441	$19,228
Interest on U.S. government and agency obligations	4,226	3,747
Interest on state and political subdivision obligations	413	215
Interest on federal funds sold and other investments	341	235

Total interest income	27,421	23,425

Interest Expense
Interest on deposits	9,405	5,695
Interest on other borrowings	4,253	3,519
Interest on long-term debt	600	—

Total interest expense	14,258	9,214

Net interest income	13,163	14,211
Provision for Loan and Lease Losses	552	345

Net interest income after provision for loan and lease losses	12,611	13,866

Non-interest Income
Service charges on deposit accounts	892	887
Other service charges and fees	416	381
Income from fiduciary services	1,139	990
Brokerage and insurance commissions	130	111
Mortgage servicing income, net	29	12
Life insurance earnings	200	160
Other income	197	100

Total non-interest income	3,003	2,641

Non-interest Expenses
Salaries and employee benefits	4,455	4,957
Net occupancy	575	516
Furniture, equipment and data processing	545	523
Amortization of core deposit intangible	213	221
Other expenses	2,392	2,172

Total non-interest expenses	8,180	8,389

Income before income taxes	7,434	8,118
Income Taxes	2,298	2,626

Net Income	$5,136	$5,492

Per Share Data
Basic earnings per share	$0.77	$0.72
Diluted earnings per share	0.77	0.72
Cash dividends per share	$0.22	$0.20
Weighted average number of shares outstanding	6,613,379	7,591,939

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Net income	$15,332	$15,789
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax benefit of $367 and $1,315 for 2006 and 2005, respectively	(682)	(2,442)
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market, net of tax benefit of $31 and $28 for 2006 and 2005, respectively	(57)	(53)

Comprehensive income	$14,593	$13,294

Camden National Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands)	2006	2005
Net income	$5,136	$5,492
Other comprehensive income (loss), net of tax:
Change in unrealized gains and losses on securities available for sale, net of tax (expense) benefit of $(1,450) and $601 for 2006 and 2005, respectively	2,692	(1,116)
Change in effective cash flow hedge component of unrealized depreciation on derivative instruments marked to market, net of tax (expense) benefit of $(25) and $28 for 2006 and 2005, respectively	47	(53)

Comprehensive income	$7,875	$4,323

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$34,069	$30,321
Federal funds sold	2,125	1,110
Securities available for sale, at market	361,257	350,502
Securities held to maturity (market value $34,089 and $17,167 at September 30, 2006 and December 31, 2005, respectively)	34,169	17,127
Loans, less allowance for loan and lease losses of $14,472 and $14,167 at September 30, 2006 and December 31, 2005, respectively	1,229,670	1,168,008
Premises and equipment, net	16,758	15,967
Interest receivable	7,787	6,689
Core deposit intangible	1,390	2,040
Goodwill	3,991	3,991
Other assets	57,972	57,502

Total assets	$1,749,188	$1,653,257

Liabilities
Deposits:
Demand	$157,816	$150,953
NOW	126,429	118,247
Money market	262,817	240,958
Savings	95,060	101,010
Certificates of deposit	577,999	552,737

Total deposits	1,220,121	1,163,905

Borrowings from Federal Home Loan Bank	307,227	287,501
Other borrowed funds	67,723	59,538
Junior subordinated debentures	36,083	—
Accrued interest and other liabilities	15,308	12,775

Total liabilities	1,646,462	1,523,719

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 6,615,480 and 7,529,073 shares on September 30, 2006 and December 31, 2005, respectively	2,450	2,450
Surplus	2,278	4,098
Retained earnings	102,434	126,687
Accumulated other comprehensive loss:
Net unrealized losses on securities available for sale, net of income tax	(4,266)	(3,584)
Net unrealized losses on derivative instruments, marked to market, net of income tax	(170)	(113)

Total accumulated other comprehensive loss	(4,436)	(3,697)

Total shareholders’ equity	102,726	129,538

Total liabilities and shareholders’ equity	$1,749,188	$1,653,257

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Operating Activities
Net Income	$15,332	$15,789
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,656	920
Depreciation and amortization	1,218	1,467
Equity compensation costs	123	—
Increase in interest receivable	(1,098)	(328)
Decrease in core deposit intangible	650	663
Increase in other assets	(2,841)	(1,772)
Increase in other liabilities	2,533	1,175

Net cash provided by operating activities	17,573	17,914

Investing Activities
Proceeds from maturities of securities held to maturity	392	395
Proceeds from sale and maturities of securities available for sale	41,524	49,859
Purchase of securities held to maturity	(17,442)	(12,213)
Purchase of securities available for sale	(53,513)	(106,888)
Purchase of Federal Home Loan Bank Stock	—	(3,479)
Proceeds from redemption of Federal Home Loan Bank Stock	2,795	—
Net increase in loans	(63,318)	(94,963)
Change in federal funds sold	(1,015)	—
Purchase of premises and equipment	(1,930)	(848)

Net cash used in investing activities	(92,507)	(168,137)

Financing Activities
Net increase in deposits	56,216	114,963
Proceeds from Federal Home Loan Bank borrowings	20,996,791	18,760,036
Repayments on Federal Home Loan Bank borrowings	(20,977,065)	(18,719,411)
Net increase in other borrowed funds	8,185	5,946
Proceeds from issuance of junior subordinated debentures	36,083	—
Repurchase of issued common stock	(36,983)	(1,964)
Proceeds from stock issuance under option plans	243	102
Cash dividends	(4,788)	(8,395)

Net cash provided by financing activities	78,682	151,277

Net increase in cash and cash equivalents	3,748	1,054
Cash and cash equivalents at beginning of year	30,321	31,573

Cash and cash equivalents at end of period	$34,069	$32,627

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2006 and December 31, 2005, the consolidated statements of income for the nine and three months ended September 30, 2006 and 2005, the consolidated statements of comprehensive income for the nine and three months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the nine-month period ended September 30, 2006 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2005 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,
(Dollars in thousands, except number of shares and per share data)	2006	2005
Net income, as reported	$15,332	$15,789

Weighted average shares outstanding	7,021,808	7,616,815
Effect of dilutive employee stock options	6,328	25,875

Adjusted weighted average shares and assumed conversion	7,028,136	7,642,690

Basic earnings per share	$2.18	$2.07
Diluted earnings per share	$2.18	$2.06

	Three Months Ended September 30,
	2006	2005
Net income, as reported	$5,136	$5,492

Weighted average shares outstanding	6,613,379	7,591,939
Effect of dilutive employee stock options	15,780	26,981

Adjusted weighted average shares and assumed conversion	6,629,159	7,618,920

Basic earnings per share	$0.77	$0.72
Diluted earnings per share	$0.77	$0.72

All outstanding and exercisable stock options at September 30, 2006 and 2005 were in-the-money options as the exercise price was less than the average market price of the common stock. At September 30, 2006, the Company had 69,950 non-vested stock option grants, all of which were in-the-money options. At September 30, 2005, the Company had 56,250 non-vested stock option grants, all of which were in-the-money options.

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

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At September 30, 2006 and December 31, 2005, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At September 30, 2006, the Company had a greater than 12 months unrealized loss of $6.4 million, which represents 2.5% of the $254.8 million fair value of the specific securities. The position included 15 obligations of states and political subdivisions, 11 U.S. Agency bonds, 50 mortgage-backed securities issued by Fannie Mae or Freddie Mac, and nine collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment and, since management has the ability and intent to hold the securities for the foreseeable future, there is little risk of loss. Therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at September 30, 2006 and December 31, 2005, and the length of time they have been in a continuous loss position, are as follows:

			September 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$9,918	$(67)	$55,983	$(1,025)	$65,901	$(1,092)
Obligations of states and political subdivisions	14,262	(113)	6,677	(76)	20,939	(189)
Mortgage-backed securities	69,754	(702)	176,244	(4,898)	245,998	(5,600)
Other debt securities	—	—	15,852	(406)	15,852	(406)

Total	$93,934	$(882)	$254,756	$(6,405)	$348,690	$(7,287)

			December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$11,724	$(201)	$44,108	$(996)	$55,832	$(1,197)
Obligations of states and political subdivisions	7,606	(37)	696	(7)	8,302	(44)
Mortgage-backed securities	142,832	(2,494)	77,831	(2,473)	220,663	(4,967)
Other debt securities	10,853	(168)	7,927	(224)	18,780	(392)

Total	$173,015	$(2,900)	$130,562	$(3,700)	$303,577	$(6,600)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	8,034	7,384

Core deposit intangible, net	$1,390	$2,040

Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2006 amounted to $650,000 and $213,000, respectively. Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2005 amounted to $663,000 and $221,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized is estimated to be $864,000 in 2006, $856,000 in 2007, and $320,000 in 2008.

NOTE 6 – GOODWILL

At September 30, 2006 and December 31, 2005, the value of the Company’s goodwill, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2006, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2006, the Board of Directors of the Company approved the 2006 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2007. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through the three months ended September 30, 2006, the Company repurchased 60 shares of common stock at a price of $42.84 under the 2006 Plan.

In July 2005, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock for reasons similar to the 2006 Common Stock Repurchase Program. Under the 2005 plan, which was in effect through the second quarter of 2006, the Company repurchased 117,626 shares of common stock at an average price of $36.67.

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “current plan”). The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, the Company had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), using a modified prospective application. The Company had previously adopted the expense provisions of SFAS No. 123, thus adoption of SFAS No. 123(R) does not have a material effect on the statements of condition or results of operations of the Company.

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. As of September 30, 2006, 1,144 of the restricted stock awards have been forfeited. The Company recorded approximately $31,000 of compensation expense and $11,000 of related tax benefit during the first nine months of 2006, of which $12,000 of expense and $4,000 of tax benefit was recorded in the third quarter. The Company recorded approximately $33,500 of compensation expense and $11,700 of related tax benefit during the first nine months of 2005, of which $12,300 of expense and $4,300 of tax benefit was recorded in the third quarter.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2006, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	4,027	$36.69
Vested during the period	1,342	36.69
Forfeited during period	484	36.69

Nonvested at end of period	2,201	$36.69

At the closing price on September 30, 2006 of $40.20, the total fair value of restricted stock awards vested during the period was $53,950.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 88 shares have been forfeited. During the first quarter of 2005, under the MSPP, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91, of which 601 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $25,300 of compensation expense and $8,800 of related tax benefit during the first nine months of 2006, of which $9,900 of expense and $3,500 of tax benefit was recorded in the third quarter. The Company recorded approximately $12,300 of compensation expense and $4,300 of related tax benefit during the first nine months of 2005, of which $4,800 of expense and $1,700 of tax benefit was recorded in the third quarter.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of September 30, 2006, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	3,094	$12.45
Granted during the period	4,792	11.65
Forfeited during the period	328	12.24

Nonvested at end of period	7,558	$11.95

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

Stock Option Awards

During the first quarter of 2006, the Company issued, under the current plan, 36,000 incentive stock options to employees, all of which vest over a five-year period. During the first quarter of 2005, the Company issued, under the current plan, 40,250 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years; and in 2005, dividend yield of 3.6%, expected volatility of 25.37%, risk-free interest rate of 3.74%, and expected lives of 7.8 years. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as historical option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $75,000 of compensation expense during the first nine months of 2006, of which $27,000 was in the third quarter. The Company recorded approximately $21,100 of compensation expense during the first nine months of 2005, of which $5,600 was in the third quarter.

A summary of the status of the Company’s stock option plans as of September 30, 2006, and changes during the nine-month period ended on that date is presented below.

	September 30, 2006
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	107,680	$26.72
Granted during the period	36,000	35.04
Exercised during the period	37,454	17.41
Forfeited during the period	9,950	32.06

Outstanding at end of period	96,276	$32.90	7.9	$703

Exercisable at end of period	26,326	$25.99	5.4	$374

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 was $7.96. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $769,000.

A summary of the status of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	56,250	$7.31
Granted during the period	36,000	7.96
Vested during the period	12,450	7.05
Forfeited during the period	9,850	5.85

Nonvested at end of period	69,950	$7.90

At the closing price on September 30, 2006 of $40.20, the total fair value of stock options vested during the period was $500,490.

The following table summarizes information related to options at September 30, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$16.00 - $23.99	15,476	3.5	$19.43	15,476	$19.43
$24.00 - $31.99	5,000	7.3	31.15	2,000	31.15
$32.00 - $39.99	75,800	8.8	35.76	8,850	36.31

	96,276	7.9	$32.90	26,326	$25.99

As of September 30, 2006, there was $518,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2006 and 2005 and December 31, 2005 was $380,700, $565,000, and $529,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $725,000, $834,000 and $949,000, respectively, at September 30, 2006 and 2005 and December 31, 2005. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Balance of loans serviced for others	$110,368	$123,898

Mortgage Servicing Rights:
Balance at beginning of year	$529	$777
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing fee income	(149)	(208)
Change in valuation allowance	1	(4)

Balance at end of period	$381	$565

Valuation allowance:
Balance at beginning of year	$(3)	$(11)
Increase in impairment reserve	—	(14)
Reduction of impairment reserve	1	10

Balance at end of period	$(2)	$(15)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Service cost	$11	$19
Interest cost	15	17
Amortization of prior service cost	(4)	(4)
Recognized net actuarial loss	1	3

Net periodic benefit cost	$23	$35

Weighted-average discount rate assumption used to determine benefit obligation	5.70%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	5.70%	6.50%

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Service cost	$33	$57
Interest cost	45	51
Amortization of prior service cost	(12)	(12)
Recognized net actuarial loss	3	9

Net periodic benefit cost	$69	$105

Weighted-average discount rate assumption used to determine benefit obligation	5.70%	6.50%
Weighted-average discount rate assumption used to determine net benefit cost	5.70%	6.50%

The Company’s expected benefit payments for the fourth quarter of 2006 are $10,750 and the expected benefit payments for all of 2006 are $43,000. The expected contribution for 2006 is $165,000.

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

	Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Service cost	$78	$68
Interest cost	59	61
Amortization of transition obligation	7	7
Amortization of prior service cost	5	5
Recognized net actuarial loss	19	16

Net periodic benefit cost	$168	$157

Weighted-average discount rate assumption used to determine benefit obligation	5.55%	6.25%
Weighted-average discount rate assumption used to determine net benefit cost	5.55%	6.25%

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Service cost	$234	$210
Interest cost	177	171
Amortization of transition obligation	21	21
Amortization of prior service cost	15	13
Recognized net actuarial loss	57	34

Net periodic benefit cost	$504	$449

Weighted-average discount rate assumption used to determine benefit obligation	5.55%	6.25%
Weighted-average discount rate assumption used to determine net benefit cost	5.55%	6.25%

The Company’s expected benefit payments for the fourth quarter of 2006 are $50,000 and the expected benefit payments for all of 2006 are $200,000. The expected contribution for 2006 is $700,000.

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

For the first nine months of 2006, the Company recorded $1.0 million of interest expense related to the junior subordinated debentures, of which $600,000 was recorded in the third quarter. At September 30, 2006, $31.8 million of the trust preferred securities was included in the Company’s Tier 1 capital, which amounted to 25.0% of the Company’s Tier 1 capital, while the full $35.0 million was included in the Company’s total risk-based capital, which amounted to 24.1% of total risk-based capital.

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

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect FIN 48 to have a material impact on the Company’s financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement to change current practice.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial condition and to recognize through comprehensive income changes in the funded status in the year in which the changes occur. The funded status of a plan should be measured as of the date of the Company’s year-end statement of financial condition, with limited exceptions. As of December 31, 2005, the SERP was underfunded $1.0 million and the post-retirement plan was underfunded $238,000. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006.

NOTE 13 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006 the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, is $638,291. The plaintiff’s attorney has since filed an appeal asking if the Court committed errors in this case.

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. We are in the preliminary stages of assessing the merits of the case, thus, no reserve for potential expenditure has been recorded as of September 30, 2006. The Company intends to defend this matter vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national or regional economic conditions could be less favorable than anticipated, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	continuation of increases in short-term market interest rates without a corresponding increase in longer-term market interest rates, adversely affecting net interest income;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. Management regularly evaluates the ALLL for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect the earnings of the Company. A smaller provision for loan and lease losses results in higher net income, and a greater provision for loan and lease losses results in lower net income. Monthly, the Corporate Risk Management Group reviews the ALLL with the board of directors for the Bank subsidiary. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with the Company’s Board of Directors, as well as the board of directors for the subsidiary Bank. For further ALLL information, refer to Item 1A. Risk Factors within our Annual Report on Form 10-K.

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

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due, unless they are adequately secured and in the process of collection, or on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as income when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-period interest income; therefore, an increase in loans on non-accrual status reduces interest income. If a loan is removed from non-accrual status, all previously unrecognized interest is collected and recorded as interest income.

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2006:

Net income declined $457,000, or 2.9%, for the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005. However, reflecting the favorable impact of the Company’s stock repurchase completed on May 3, 2006, net income per diluted share increased 5.8%, to $2.18, compared to $2.06 per diluted share earned during the first three quarters of 2005. The following were major factors contributing to the results of the first nine months of 2006 compared to the same period of 2005:

•	Net interest income increased $305,000, or 0.75%, which was a net result of:

•	an increase in interest income of $14.3 million, or 22.0%, which was primarily a function of increased earning assets and an increase in yields as a result of a rising rate environment, and

•	an increase in interest expense of $14.0 million, or 57.0%, primarily due to increased deposits and borrowings and the increase in interest rates paid on each, and the introduction of the interest on the junior subordinated debentures as of April 25, 2006.

•	Provision for loan and lease losses increased $736,000 as a result of the growth in the loan portfolio and allowance allocations on certain large commercial credits.

•	Non-interest income increased $979,000, or 12.7%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., increased income on the Company’s debit card product, increased commissions on mortgage insurance sales, and recoveries on previously written-off investment securities.

•	Non-interest expense increased $1.5 million, or 6.3%, primarily due to the charge resulting from the Steamship Navigation et al litigation involving Camden National Bank, one-time expenses incurred as part of the consolidation of the two banking subsidiaries, and increased occupancy and depreciation costs.

For the three months ended September 30, 2006:

Net income decreased $356,000, or 6.5%, for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. The following were major factors contributing to the results of the third quarter of 2006 compared to the same period of 2005:

•	Net interest income decreased $1.0 million, or 7.4%, which was a net result of an increase in interest income of $4.0 million, offset by an increase in interest expense of $5.0 million, both of which were due to increased volumes of interest earning assets and interest bearing liabilities, and an increase in yields and cost of funds as a result of the rising rate environment. The Company continues to experience compression of its net interest margin primarily resulting from the on-going flatness of the yield curve. In addition, during the third quarter of 2006, the Company recorded interest expense of $600,000 on the junior subordinated debentures.

•	For the three months ended September 30, 2006, the provision for loan and lease losses was $552,000, an increase of $207,000 over the $345,000 recorded for the third quarter of 2005. The increase was required to support the growth in loan balances and allowance allocations on certain large commercial credits.

•	Non-interest income experienced an increase of $362,000, or 13.7%, due to increases in income from fiduciary services at Acadia Trust, N.A. and increased income on the Company’s debit card product.

•	Non-interest expense decreased $209,000, or 2.5%, primarily due to a decrease in employee compensation and benefit costs, partially offset by one-time expenses incurred as part of the consolidation of the two banking subsidiaries under the Camden National Bank charter, which was accomplished near the end of the third quarter.

Financial condition at September 30, 2006 compared to December 31, 2005:

•	Loans increased $62.0 million, or 5.2%, as growth was recorded in nearly all loan categories, with the largest increases in residential real estate loans of $33.0 million, or 8.8%, and commercial loans of $20.3 million, or 11.8%.

•	Investments increased $27.8 million, or 7.6%, as a result of the replacement of $23.0 million in securities sold during December 2005 as part of a restructuring strategy, and the addition of longer-term municipal securities.

•	Deposits increased $56.2 million, or 4.8%, as total certificates of deposit increased $25.3 million, or 4.6%, money market accounts increased $21.9 million, or 9.1%, and total transaction accounts increased $15.0 million, or 5.6%.

•	Total borrowings increased $64.0 million, or 18.4%, as the Company issued $36.1 million in junior subordinated debentures and increased its borrowing from the Federal Home Loan Bank of Boston (FHLBB) to support the growth in earning assets.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2006 was $41.7 million, a 1.7%, or $699,000, increase over the net interest income of $41.0 million for the first nine months of 2005. Interest income on loans increased $11.9 million, or 22.3%, during the nine-month period of 2006 compared to the same period of 2005, due to an increase in loan balances and increases in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. The Company experienced an increase in interest income on investments of $3.0 million, or 24.5%, during the first nine months of 2006 compared to the same period in 2005, due to increases in volumes and an increase in yields as a result of new investments being added to the portfolio at higher yields than maturing investments. The Company’s total interest expense increased $14.2 million during the first nine months of 2006, compared to the same period in 2005. This increase was the result of increases in deposit and borrowing volumes, as well as the rising interest rate environment, which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the FHLBB. In addition, during 2006, the Company recorded $1.0 million of interest expense related to the addition of $36.1 million of junior subordinated debentures. Reflecting the continued margin compression resulting from the on-going flatness of the yield curve, the Company’s net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first nine months of 2006 was 3.39%, a 29 basis point decline from the 3.68% reported for the same period of 2005.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2006 was $13.5 million, a 6.2%, or $898,000, decrease compared to $14.4 million in net interest income for the same period in 2005. The decrease was primarily due to the introduction of interest expense related to the junior subordinated debentures, increases in balances and rates paid on certain deposit products, partially offset by growth in loan and investment balances and increases in the market rate environment, which had a positive impact on adjustable rate loans.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2006 and 2005, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. The Company utilized derivative financial instruments, such as interest rate swap agreements, that have an effect on net interest income. The net impact of the derivative financial instruments was an increase in net interest income of $31,000 during the first nine months of 2005, compared to no impact in the first nine months of 2006, as the interest rate swap matured on February 1, 2005. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended September 30, 2006 and 2005 were $8.7 million and $6.8 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
Dollars in thousands	Amount of Interest		Average Yield/Cost	Amount of Interest		Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$15,273		4.89%	$12,270		4.38%
Loans	65,102	*	7.10%	53,243	*	6.39%

Total interest-earning assets	80,375		6.54%	65,513		5.88%

Interest-bearing liabilities:
Demand deposits	0		0.00%	0		0.00%
NOW accounts	248		0.30%	171		0.19%
Savings accounts	245		0.34%	273		0.34%
Money market accounts	7,848		4.03%	3,905		2.34%
Certificates of deposit	10,768		3.89%	6,823		2.91%
Borrowings	12,927		4.41%	9,485		3.37%
Brokered certificates of deposit	6,598		3.83%	3,814		3.16%

Total interest-bearing liabilities	38,634		3.22%	24,471		2.28%

Net interest income (fully-taxable equivalent)	41,741			41,042
Less: fully-taxable equivalent adjustment	(859)			(465)

	$40,882			$40,577

Net Interest Rate Spread (fully-taxable equivalent)			3.32%			3.60%
Net Interest Margin (fully-taxable equivalent)			3.39%			3.68%

*	Includes net swap income figures (in thousands) – 2006: $0 and 2005: $31.

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
Dollars in thousands	2006	2005
Interest-earning assets:
Investments (including federal funds sold)	$417,766	$374,845
Loans	1,226,386	1,114,483

Total interest-earning assets	1,644,152	1,489,328

Cash and due from banks	30,906	29,483
Other assets	69,249	64,268
Less allowance for loan and lease losses	14,849	13,828

Total assets	$1,729,458	$1,569,251

Sources of funds:
Demand deposits	$141,235	$134,240
NOW accounts	111,831	117,544
Savings accounts	96,709	107,426
Money market accounts	260,551	223,188
Certificates of deposits	370,178	313,307
Borrowings	371,282	375,874
Junior subordinated debentures	21,015	—
Brokered certificates of deposit	230,595	161,157

Total sources of funds	1,603,396	1,432,736

Other liabilities	13,622	11,535
Shareholders’ equity	112,440	124,980

Total liabilities and shareholders’ equity	$1,729,458	$1,569,251

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	September 30, 2006 Over September 30, 2005
Dollars in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$1,405	$1,598	$3,003
Loans	5,346	6,513	11,859

Total interest income	6,751	8,111	14,862

Interest-bearing liabilities:
NOW accounts	(8)	85	77
Savings accounts	(27)	(1)	(28)
Money market accounts	654	3,289	3,943
Certificates of deposit	1,239	2,706	3,945
Borrowings	414	3,028	3,442
Brokered certificates of deposit	1,642	1,142	2,784

Total interest expense	3,914	10,249	14,163

Net interest income (fully taxable equivalent)	$2,837	$(2,138)	$699

Provision for Loan and Lease Losses

During the first nine months of 2006, the Company provided $1.7 million of expense to the ALLL compared to $920,000 in the first nine months of 2005. The increase was required to support the growth in loan balances, and allowance allocations on certain large commercial credits. Provisions are made to the ALLL in order to maintain the ALLL at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. The Company’s Corporate Risk Management Group actively addresses existing and anticipated asset quality issues. Non-performing assets as a percent of total loans increased to 0.68% at September 30, 2006, compared to 0.53% at September 30, 2005. For the nine-month periods ended on those dates, the Company had net charge-offs of $1.4 million compared to $733,000, respectively. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which would affect earnings, is based on management’s judgment of the adequacy of the reserve based on analysis of various economic factors and review of the Company’s loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement or deterioration in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. Management believes that the ALLL at September 30, 2006 of $14.5 million, or 1.16% of total loans outstanding, was appropriate based on the economic conditions in the Company’s service area and management’s estimation of the quality of the Company’s loan portfolio at September 30, 2006. Several factors, including those explained above, may materially affect the level of future provisions for loan and lease losses, which could impact earnings. The ALLL of $14.2 million and $13.8 million was 1.20% and 1.19% of total loans outstanding at December 31, 2005 and September 30, 2005, respectively.

Non-interest Income

Total non-interest income increased $979,000, or 12.7%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Other service charges and fees increased $272,000, or 27.2%, primarily due to an annual commission payment received on a mortgage credit insurance program and an increase in debit card program revenue. Income from fiduciary services increased $329,000, or 11.1%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Other non-interest income increased $222,000, or 79.0%, primarily due to recoveries on previously written-off investment securities and monthly fee income received on the management of a loan portfolio for the housing administration, a service undertaken in June 2006.

Total non-interest income increased $362,000, or 13.7%, during the third quarter of 2006 compared to the third quarter of 2005, primarily due to the increase in income from fiduciary services at Acadia Trust, N.A. of $149,000, and in other non-interest income of $97,000 due to the $60,000 of fee income received on the management of a loan portfolio for the Maine Housing administration, and an increase in early withdrawal certificate of deposit penalties.

Non-interest Expense

Total non-interest expense increased $1.5 million, or 6.3%, for the nine-month period ended September 30, 2006 compared to the nine months ended September 30, 2005. Other non-interest expenses increased $1.4 million, or 22.5%, for the first nine months of 2006 compared to the first nine months of 2005, as the Company, based upon the assessment of settlement negotiations, recorded a charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank, which represents the expected net amount of the offsetting judgments. Also contributing to the increase in other non-interest expenses are $283,000 of one-time costs incurred to-date as part of the merger of the Company’s two banking subsidiaries, increased occupancy costs resulting from tenant relocation expenses, increased rent costs, real estate taxes and energy costs, and increased equipment and data processing depreciation costs due to recent investments in technology. Salaries and employee benefit costs decreased $228,000, or 1.6%, during the first nine months of 2006 compared to 2005, primarily due to decreased health insurance benefit costs and incentive expenses. Although paid once per year, employee incentive expenses are accrued monthly based upon the calculations of an incentive compensation model, which takes into account actual and forecasted financial performance, among other drivers, within a set of key performance indicators. At September 30, 2006, the model calculated a lower projected payout than was calculated for the same period of 2005.

Total non-interest expense decreased $209,000, or 2.5%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, primarily due to decreased employee incentive expenses, partially offset by one-time expenses incurred as part of the merger of the two banking subsidiaries.

FINANCIAL CONDITION

Assets

During the nine months of 2006, average assets of $1.7 billion increased $160.2 million, or 10.2%, compared to the same period in 2005. This increase was the result of an increase in the loan portfolio, which averaged $1.2 billion during the first nine months of 2006, an increase of $111.9 million, or 10.0%, as compared to $1.1 billion during the first nine months of 2005. The largest increase in average loan balances was in residential real estate loans, which increased $54.7 million, or 16.3%, during the first nine months of 2006 compared to the first nine months of 2005, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates. In addition, average commercial loans increased $18.0 million, or 10.5%, average commercial real estate loans increased $12.8 million, or 3.1%, and average consumer loans increased $18.3 million, or 10.2%, primarily reflecting increased home equity loan activity. Average investments increased $42.9 million, or 11.5%, to $417.8 million for the first nine months of 2006 from $374.9 million for the first nine months of 2005, as the Company replaced $23.0 million in securities sold during the fourth quarter of 2005 as part of a restructuring strategy, and added longer-term municipal securities as part of its goal to extend the average maturity of the investment portfolio.

Total assets of $1.7 billion have increased $95.9 million, or 5.8%, since December 31, 2005, as net loan balances have increased $62.0 million, or 5.2%, and securities balances have increased $27.8 million, or 7.6%, due to reasons similar to those stated above.

Liabilities and Shareholders’ Equity

During the first nine months of 2006, average deposits of $1.2 billion increased by $154.2 million, or 14.6%, compared to the same period in 2005. Average brokered certificates of deposit increased $69.4 million as the Company has increased its use of brokered certificates of deposit as a funding source, while average certificates of deposit, money market and demand deposit account balances have increased $56.9 million, $37.4 million and $7.0 million, respectively. The Company’s average borrowings decreased $4.6 million to $371.3 million, the majority of which are with the FHLBB. The Company’s average long-term debt increased $21.0 million due to the issuance, in the second quarter of 2006, of junior subordinated debentures, more fully described below.

Total liabilities have increased $122.7 million, or 8.1%, since December 31, 2005, to $1.6 billion at September 30, 2006. Total deposits increased $56.2 million led by increases in regular certificates of deposit of $43.8 million, money market accounts of $21.9 million, and transaction accounts of $15.0 million. Over the first nine months of 2006, the Company has decreased its use of brokered certificates of deposit as a funding source, resulting in a decrease of $18.6 million from December 31, 2005. Savings account balances decreased $6.0 million from December 31, 2005 to September 30, 2006, as consumers moved money to higher yielding time deposit accounts. As the increase in total earning assets was greater than the increase in total deposits over the first nine months of 2006, the Company increased its borrowings $27.9 million, primarily at the FHLBB. The Company also issued $36.1 million of long-term debt in the form of junior subordinated debentures, more fully described below.

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

LIQUIDITY

The liquidity needs of the Company require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as the Company’s ability to maintain availability of funds to meet customer needs as well as to support its asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet the cash flow needs of the Company in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of the Company’s liquidity is necessary. The Company maintains various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. The Company monitors its liquidity in accordance with its internal guidelines and all applicable regulatory requirements. As of September 30, 2006 and September 30, 2005, the Company’s level of liquidity exceeded its target levels. Management believes that the Company currently has appropriate liquidity available to respond to long- and short-term liquidity demands. Sources of funds utilized by the Company consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments including mortgage-backed securities, and the sales of mortgage loans.

Deposits continue to represent the Company’s primary source of funds. For the first nine months of 2006, average deposits of $1.2 billion increased by $154.2 million, or 14.6%, from $1.1 billion reported during the first nine months of 2005. The Company experienced growth in all deposit categories during this period with the exception of NOW and savings accounts, which decreased slightly. Comparing average deposits for the first nine months of 2006 to 2005, transaction accounts (demand deposits and NOW accounts) increased $1.3 million, savings accounts decreased $10.7 million, money market accounts increased $37.4 million, and certificates of deposit increased $126.3 million. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $78.5 million on September 30, 2006, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first nine months of 2006 was, in part, the result of the Company utilizing brokered certificates of deposit as a funding source in the fourth quarter of 2005 and in early 2006 when the market for these funds was more favorable compared to other alternatives.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, the Company purchases federal funds, sells securities under agreements to repurchase and utilizes treasury tax and loan accounts. Average borrowings for the first nine months of 2006 were $371.3 million, a decrease of $4.6 million, from $375.9 million during the first nine months of 2005. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source for the Company. The Company secures these borrowings with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $348.4 million and $333.3 million at September 30, 2006 and 2005, respectively. The carrying value of securities pledged as collateral at the FHLBB was $177.2 million and $178.4 million at September 30, 2006 and 2005, respectively. The Company, through its bank subsidiary, has an available line of credit with FHLBB of $13.0 million at September 30, 2006 and 2005. The Company had no outstanding balance on its line of credit with the FHLBB at September 30, 2006 and 2005.

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

The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). The capital ratios of the Company and its subsidiaries exceeded regulatory guidelines at September 30, 2006 and 2005. The Company’s Tier 1 to risk-weighted assets was 10.74% and 10.78% at September 30, 2006 and 2005, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company’s leverage ratio at September 30, 2006 and 2005 was 7.36% and 7.50%, respectively.

As previously described, the Company completed the private placement of $35.0 million in trust preferred securities, a majority of which was used to purchase shares of its common stock pursuant to the tender offer. Although the tender offer reduced the Company’s equity, under FRB guidelines, trust preferred securities can be considered Tier 1 capital up to 25% of the total Tier 1 balance and, therefore, the impact of the tender offer to the Company’s capital ratios was not significant. At September 30, 2006, $31.8 million of the trust preferred securities was included in the Company’s Tier 1 capital, which amounted to 25.0% of the Company’s Tier 1 capital, while the full $35.0 million was included in the Company’s total risk-based capital, which amounted to 24.1% of total risk-based capital.

The principal cash requirement of the Company is the payment of dividends on the Company’s common stock as and when declared by the Board of Directors. The Company is primarily dependent upon the payment of cash dividends by its subsidiaries to service its commitments. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. The Company paid dividends to shareholders in the aggregate amount of $4.8 million for first nine months of 2006. For the first nine months of 2005, the Company paid dividends to shareholders in the aggregate amount of $8.4 million, which included a $0.50 per share special dividend paid in the first quarter of 2005.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2006, the Company had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,934	$211	$1,723	$—	$—
Other Commitments to Extend Credit	260,086	32,549	88,225	2,527	136,785

Total	$262,020	$32,760	$89,948	$2,527	$136,785

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

Borrowings from the FHLBB consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The Company has an obligation and commitment to repay all borrowings from the FHLBB. The junior subordinated debentures are issued to a wholly-owned subsidiary of the Company, Camden Capital Trust A, as described more fully in Note 11 of the Notes to the Consolidated Financial Statements. Other borrowed funds include treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. These commitments, borrowings and the related payments are made during the normal course of business. At September 30, 2006, the Company had the following levels of contractual obligations for the remainder of 2006 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,095	$140	$1,067	$704	$1,184
Capital Leases	—	—	—	—	—
Borrowings from the FHLBB	307,227	124,972	134,796	35,066	12,393
Junior Subordinated Debentures	36,083	—	—	—	36,083
Other Borrowed Funds	67,723	67,723	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total	$414,128	$192,835	$135,863	$35,770	$49,660

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. The Company may use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable Prime Rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. The Company may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. At September 30, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the Bank’s Board of Directors and are reviewed and approved annually. The subsidiary Bank’s Board of

Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Company’s Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting the Company’s asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO meet jointly on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and liabilities reflected on the Company’s balance sheet as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2006.

Rate Change	Estimated Changes in NII
+200bp	(5.40)%
-200bp	2.80%

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

The most significant factors affecting the changes in market risk exposures during the first nine months of 2006 were the continued rise in interest rates during the first half of the year, with four 25 basis point increases in the Prime Rate, a flat yield curve, increases in fixed-rate residential, consumer, commercial and commercial real estate loans, and the level of short-term overnight FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to decrease as funding costs rise slightly more quickly than asset yields. In a sustained rising rate environment, net interest income is expected to decline during the first year as assumed funding cost increases offset the impact of improved asset yields. This trend stabilizes in years two and three, and net interest income begins to improve. In a falling interest rate environment, net interest income is expected to initially increase, as liability sensitivity drives short-term funding costs down more quickly with falling market rates, while asset yields are slower to react. A steepening of the yield curve would reduce this potential exposure. The current risk in the various rate scenarios is within the Company’s policy limits.

The Company periodically, if deemed appropriate, uses interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments by the Bank subsidiary. As of September 30, 2006, the Company had $50.0 million in floor contracts with a strike rate of 6.0% and a termination date of July 14, 2010. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. The risks associated with entering into such transactions are the risk of default from the counterparty with which the Company has entered into agreement, and a poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk of default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006 the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, is $638,291. The plaintiff’s attorney has since filed an appeal asking if the Court committed errors in this case.

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. We are in the preliminary stages of assessing the merits of the case, thus, no reserve for potential expenditure has been recorded as of September 30, 2006. The Company intends to defend this matter vigorously.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/06 – 7/31/06	—	$—		503,547
8/1/06 – 8/31/06	60	42.84	60	503,487
9/1/06 – 9/30/06	—	—	—	503,487

Total	60	$42.84	60	503,487

In July 2005, the Board of Directors of the Company voted to authorize the Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock. The program expired July 1, 2006. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. In June 2006, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2007, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

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

(3.3) The Bylaws of Camden National Corporation, as amended to date*

(10.1) Camden National Corporation 1993 Stock Option Plan*

(10.2) Amendment No. 1 to the 1993 Stock Option Plan*

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	November 3, 2006
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	November 3, 2006
Sean G. Daly	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference)	-

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	-

(3.3)	The Bylaws of Camden National Corporation, as amended to date	37-41

(10.1)	Camden National Corporation 1993 Stock Option Plan	42-44

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan	45

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	46

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	47

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	48

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	50