Form 10-K
period 2006-12-31
CAMDEN NATIONAL CORP
filed 2007-03-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236-8821

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, without par value	American Stock Exchange LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrants most recently completed second fiscal quarter: $235,876,351. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 2, 2007 is: Common Stock: 6,623,976.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION

2006 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the Securities Exchange Commission, in our annual reports to shareholders, in press releases and other written materials and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include, but are not limited to, the following:

•

general, national or regional economic conditions could be less favorable than anticipated, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans

•	and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	continuation of increases in short-term market interest rates without a corresponding increase in longer-term market interest rates, adversely affecting net interest income;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Item 1A. Risk Factors, beginning on page 12. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1.	Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”), with $1.8 billion in assets, is a publicly held, bank holding company incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from consumer, institutional, non-profit and commercial customers and to extend loans to consumer, institutional, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (“CNB”), and its brokerage and insurance services through Acadia Financial Consultants (“AFC”), which operates as a division of CNB. The Company also provides wealth management, trust and employee benefit products and services through its other subsidiary, Acadia Trust, N.A. (“AT”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing and technology services to its subsidiaries. These services include general management, financial management, risk management and bank operations. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, and AT. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries.

The Company. The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged their shares of CNB stock for shares of stock in the Company. As a result of this share exchange, the Company became CNB’s sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of the Trust Company of Maine, Inc. (“TCOM”). On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company organized under the laws of the State of Delaware and having its principal office in the State of Maine, with one principal subsidiary, Kingfield Savings Bank (“KSB”), a Maine-chartered stock savings bank with its principal office in Kingfield, Maine. Effective February 4, 2000, United Bank and KSB were merged to form UnitedKingfield Bank (“UKB”). On July 19, 2001, the Company acquired AT and Gouws Capital Management, Inc., which was merged into AT on December 31, 2001. On October 24, 2001, the Company acquired the remaining minority interest in TCOM. On January 1, 2003, TCOM merged with AT, with AT remaining as the surviving entity. Effective September 30, 2006, UKB was merged into CNB, thus creating a banking subsidiary consisting of 27 branches statewide.

As of December 31, 2006, the Company’s securities consisted of one class of common stock, no par value, of which there was 6,616,780 shares outstanding held of record by approximately 982 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

The Company makes available, free of charge and as soon as reasonably practicable after electronically filing with the SEC, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, through the Investor Relations page of its subsidiary bank’s website, as identified below. In addition, the Company makes available, free of charge, its Code of Ethics through the Investor Relations page of its subsidiary bank’s website.

Camden National Bank. CNB, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly owned subsidiary of the Company as a result of the January 1984 corporate reorganization in which the shareholders of CNB exchanged their shares of stock in CNB for shares of stock in the Company. CNB offers its products and services in the communities of Bangor, Belfast, Bingham, Bucksport, Camden, Corinth, Damariscotta, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Kennebunk, Kingfield, Lewiston, Madison, Milo, Phillips, Portland, Rangeley, Rockland, Stratton, Thomaston, Union, Vinalhaven and Waldoboro, Maine, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. AFC is a full-service brokerage and insurance division of CNB. CNB customers may also access these products and services using other channels, including CNB’s internet website located at www.camdennational.com. CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of CNB up to the maximum amount permitted by law.

Merger of Bank Franchises. On January 12, 2006, the Company announced that it would combine, subject to required regulatory approval, its two banking subsidiaries, CNB and UKB, under the Camden National Bank charter. Effective September 30, 2006, the Company recognized the completed merger of UKB into CNB. As a result, the Company gained efficiencies in its operational and regulatory tasks, and reinforced employee efforts towards delivering exceptional customer service, which we have branded as the Camden National Experience. The Company is also proud to announce that there were no merger-related job or customer losses and all 27 branches of CNB continue to serve customers.

Acadia Trust, N.A. AT, a direct, wholly owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with trust powers chartered under the laws of the State of Maine and having its principal office in Portland, Maine, and an internet website located at www.acadiatrust.com. AT provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by AT complement the services provided by CNB by offering customers investment management services. AT is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition. Through CNB and its division AFC, the Company competes in midcoast, southern, central, and western Maine, and considers its primary market areas to be in Knox, Waldo, Penobscot and Androscoggin counties, with a growing presence in Cumberland, Hancock, Lincoln and York counties, all in the State of Maine. The combined population of the two primary counties of Knox and Waldo is approximately 79,900 people, and their economies are based primarily on tourism, and supported by a substantial population of retirees. CNB’s central and western Maine markets are characterized as rural areas, with the exception of Bangor and Lewiston, which have populations of approximately 31,550 and 36,000 respectively. Major competitors in the Company’s market areas include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and its banking subsidiary generally have been able to compete effectively with other financial institutions by emphasizing customer service, including local decision-making, establishing long-term customer relationships, building customer loyalty and by providing products and services designed to address the specific needs of customers. No assurance can be given, however, that the Company and its banking subsidiary will continue to be able to compete effectively with other financial institutions in the future.

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

The Company’s Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed, and vitalize communities. The Company, through CNB, has branches that are located in towns within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial loan products enable CNB to effectively compete. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth. The Company had consolidated asset growth of 7.1%, or $116.6 million, during 2006. The primary factors contributing to the growth were the increase in security investment and retail lending activities at the Company’s subsidiary bank. As the business continued to grow during this past year, the Company’s subsidiary bank focused on customer service. The Company’s performance-based compensation program also supported this growth by creating an environment where employees have a personal interest in the performance of the Company and are rewarded for balancing profit with growth and quality with productivity.

The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. In addition, the Company continues to evaluate the possibilities of expansion into new markets through both de novo expansion and acquisitions. In the interim, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. During 2006, the Company completed a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its outstanding common shares. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. On May 4, 2006, in accordance with the terms of the tender offer, the Company repurchased 880,827 shares, or 11.7%, of our outstanding common stock. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During 2004, CNB purchased an historic property in downtown Rockland, Maine that allowed for expansion of CNB’s busiest branch, which is located adjacent to the purchased property. The expanded Rockland branch is expected to open in early 2007.

The Company’s Employees. The Company employs approximately 320 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months, with the most recent rating coming in as a high positive. In 2006, the Company was named one of the top five “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

The Company’s Employee Incentives. All Company employees are eligible for participation in the Company’s performance-based incentive compensation program and Retirement Savings 401(k) Plan, while certain officers of the Company may also participate in various components of the Company’s 2003 Stock Option Plan, Supplemental Executive Retirement Plan, Post-retirement Plan, Executive Incentive Compensation Program, and Deferred Compensation Plan.

Supervision and Regulation. The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies, including the FRB and the OCC. The supervision, regulation and examination are intended primarily to protect depositors or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

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

BHCs – Activities and Other Limitations. As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHC Act”) and Maine law. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB. The FRB has the authority to issue orders to BHCs to cease and desist from unsafe and unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the “FRA”) and Federal Reserve Board Regulation W thereunder, generally limit borrowings, extensions of credit and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institution. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on arm’s length terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

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

Unless a BHC becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

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

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiaries and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of Federal Deposit Insurance Act, as amended (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares, in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent, or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter.

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

The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common shareholders’ equity and restricted core capital elements (subject in the case of the latter to limitations on the kind and amount of such elements which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

OCC and FDIC Guidelines. The OCC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of national banks. These requirements are substantially similar to those adopted by the FRB.

Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the prompt correction action regulations, a bank generally shall be deemed to be:

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

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations.

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

At December 31, 2006, the Company’s subsidiary bank was deemed to be a “well-capitalized” institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, the Company’s subsidiary bank would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, the section entitled Note 22 Regulatory Matters.

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

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of, bank holding companies, such as the Company, that are not among the 20 or so largest U.S. bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the 20 or so largest U.S. bank holding companies to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other changes, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. The NPR remains subject to approval by other regulatory agencies, and if approved, will be made available to the public for comment, and in all likelihood, will be subject to further revision. The effective date, if adopted, of the Basel 1-A rules also remains uncertain. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

Other Regulatory Requirements

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. CNB has achieved a rating of ‘Outstanding’ on their respective most recent examination.

Customer Information Security. The OCC and other bank regulatory agencies have adopted final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA. Among other things, these require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to, or use of, such information that could result in substantial harm or inconvenience to any customer.

Privacy. The OCC and other regulatory agencies have adopted final privacy rules pursuant to provisions of the GLBA. These privacy rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting-out” of that disclosure, subject to certain exceptions.

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, customer identity notification and customer risk analysis. The PATRIOT Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. In 2006, final regulations under the PATRIOT Act were issued requiring financial institutions, including CNB, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks.” Management believes that it is currently in compliance with all currently effective requirements prescribed by the PATRIOT Act and all applicable final implementing regulations.

Deposit Insurance. The bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including CNB, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as CNB, which are in the lowest risk category, assessment rates will vary initially from five to seven basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. The FDIC also issued a one-time assessment credit pool to be shared among institutions that were in existence on December 31, 1996, and paid a deposit insurance assessment prior to that date, or is a “successor” to such an institution. For 2007, CNB’s share of the assessment credit pool was estimated to be enough to cover its 2007 annual calculated contribution to the DIF, thus there will be no impact to the Statement of Income for 2007. For years following 2007, CNB estimates its premium contribution will be 5.1 basis points per $100 of insured deposits, which will adversely impact the statement of income. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels.

Also as part of the FDI Reform Act, the FDIC will (i) increase the $100,000 per account insurance level will be indexed to reflect inflation; (ii) increase deposit insurance coverage for certain retirement accounts to $250,000; and (iii) place a cap on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

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

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable loan and lease losses based on a number of factors. Monthly, the Corporate Risk Management group reviews the assumptions, calculation methodology and balance of the allowance for loan and lease losses (“ALLL”) with the board of directors for the bank subsidiary. On a quarterly basis, the Company’s Board of Directors, as well as the board of directors for the subsidiary bank, completes a similar review of the ALLL. If the assumptions are incorrect, the ALLL may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the ALLL in the future. If additional amounts were provided to the ALLL, our net income would decrease.

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

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to sustain growth in the loan portfolio and our results of operations and financial condition may otherwise be negatively impacted.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

Our banking subsidiary has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our banking subsidiary decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

Our banking business is highly regulated.

Bank holding companies and national banking associations operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Our business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates our bank subsidiary must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our bank subsidiary.

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

Through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time to time, we have been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation. Refer to Item 3. Legal Proceedings.

Changes in tax legislation could have a material impact on our results of operations.

Changes in tax legislation could have a material impact on our results of operations. The State of Maine may replace its current franchise tax on financial institutions with a corporate-based tax.

We are subject to inherent risks related to the merger of our bank franchises.

During 2006, we merged our two banking subsidiaries to operate under the CNB charter. Our business may be negatively impacted by certain risks inherent with such transactions, such as the risk that the merged bank will not perform in accordance with management’s expectations, the risk that difficulties will arise in connection with the integration of the operations of the banks, the risk that management will divert its attention from other aspects of our business, and the risk that we may lose key employees of the merged banks.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2.	Properties

The Company operates in 28 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels. The headquarters of the Company and the headquarters and main office of CNB are located at 2 Elm Street, Camden, Maine. The building, which CNB owns, has 15,500 square feet of space on three levels. CNB also owns twenty of its branch facilities, none of which is subject to a mortgage. CNB also leases eight branches, a parcel of land, a parking lot and parking spaces associated with those branches under long-term leases, which expire in 2007, 2008, 2009, 2010, 2011, 2014 and 2077. The Bangor, Maine building has 25,600 square feet of space on two levels. CNB occupies 16,975 square feet of space on both floors. AT leases 1,110 square feet on the first floor and 535 square feet of space on the second floor. The law firm of Russell, Silver & Silverstein P.A., Professional Information Networks, and Ledgewood Construction also lease 2,896 square feet, 1,920 square feet and 2,110 square feet, respectively, on the second floor. Actuarial Designs & Solutions, Inc. leases 143 square feet on the first floor. The Company also utilizes 2,042 square feet for off-site computer processing, with the remaining square footage as common space. During 2004, CNB purchased a three-level, 21,000 square foot building in downtown Rockland, Maine, (“Spear Block”) which is adjacent to our existing Rockland branch and will be used for its expansion. The building, which is owned by CNB, is currently under construction and is expected to open in the spring of 2007 as a CNB branch facility on the first floor and rental suites on the upper floors.

In 2005, AT renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. AT leases and occupies 11,715 square feet on the 9th floor and 192 square feet on the 8th floor. AT entered into a two-year lease agreement in February 2005 with CNB, an affiliated organization, located at 145 Exchange Street, Bangor, Maine, consisting of 1,645 square feet of office space.

Item 3.	Legal Proceedings

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, CNB was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed CNB broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against CNB and awarded damages of $1.5 million. Management of CNB and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, CNB filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff, in the principal amount of $1.5 million. CNB has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, CNB recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006 the Court denied Steamship Navigation Company’s motion to revise or set aside CNB’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through December 31, 2006, is approximately $638,291. The plaintiff’s attorney has since filed an appeal asking if the Court committed errors in this case.

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. The Company considers the case to be without merit and plans to defend the matter vigorously, thus, no reserve for potential expenditure has been recorded as of December 31, 2006. On February 28, 2007, the United States District Court, District of Maine, granted the Company’s motion to dismiss the original and amended complaint, and denied the BHT motion to amend the amended complaint. The case remains open for appeal by BHT.

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

The Company stock is traded on the American Stock Exchange (AMEX) under the ticker symbol ‘CAC.’ The Company has paid quarterly dividends since its inception in 1985. The high and low sales prices (as quoted by AMEX) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2006			2005
	Market Price		Dividends Paid Per Share	Market Price		Dividends Paid Per Share
	High	Low		High	Low
First Quarter	$38.95	$32.25	$0.22	$40.51	$34.67	$0.70
Second Quarter	$40.25	$36.50	$0.22	$35.47	$29.99	$0.20
Third Quarter	$44.74	$39.60	$0.22	$39.90	$32.90	$0.20
Fourth Quarter	$47.97	$38.90	$0.22	$38.21	$32.81	$0.20

As of December 31, 2006, there were 6,616,780 shares of the Company’s common stock outstanding. As of March 2, 2007, there were 6,623,976 shares of the Company’s common stock outstanding held of record by approximately 982 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders based on the number of requested copies from such institutions.

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

Securities authorized for issuance under equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities in column a) (c)
Equity compensation plans approved by shareholders	94,976	$32.92	700,599
Equity compensation plans not approved by shareholders	—	—	—

Total	94,976	$32.92	700,599

Refer to Notes 1 and 16 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

In June 2006, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2007, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the fourth quarter of 2006, the Company made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 – 12/31/06	—	$—	—	749,940

Item 6.	Selected Financial Data

(In thousands, except per share data)	DECEMBER 31,
FINANCIAL CONDITION DATA	2006	2005	2004	2003	2002
Assets	$1,769,886	$1,653,257	$1,489,865	$1,370,363	$1,218,419
Loans	1,218,129	1,182,175	1,069,294	966,855	808,882
Allowance for Loan and Lease Losses	14,933	14,167	13,641	14,135	15,242
Investments	444,093	367,629	323,998	303,749	314,775
Deposits	1,185,801	1,163,905	1,014,601	900,996	850,134
Borrowings	437,364	347,039	336,820	338,408	238,861
Shareholders’ Equity	107,052	129,538	126,405	119,706	118,828

	YEAR ENDED DECEMBER 31,
OPERATIONS DATA	2006	2005	2004	2003	2002
Interest Income	$107,238	$89,721	$73,377	$72,146	$74,572
Interest Expense	53,048	34,697	24,365	24,487	27,715

Net Interest Income	54,190	55,024	49,012	47,659	46,857
Provision for (Recovery of) Loan and Lease Losses	2,208	1,265	(685)	(150)	3,080

Net Interest Income after Provision for (Recovery of) Loan and Lease Losses	51,982	53,759	49,697	47,809	43,777
Non-Interest Income	11,629	10,050	11,399	10,829	14,459
Non-Interest Expense	34,224	32,461	31,882	30,424	32,311

Income Before Provision for Income Tax	29,387	31,348	29,214	28,214	25,925
Income Tax Expense	9,111	9,968	9,721	9,286	8,425
Cumulative Effect of Change in Accounting, net	—	—	—	—	449

Net Income	$20,276	$21,380	$19,493	$18,928	$17,051

	AT OR FOR THE YEAR ENDED DECEMBER 31,
OTHER DATA	2006	2005	2004	2003	2002
Basic Earnings Per Share	$2.93	$2.81	$2.54	$2.39	$2.12
Diluted Earnings Per Share	2.93	2.80	2.53	2.38	2.11
Dividends Per Share	0.88	1.30	0.80	0.72	0.68
Book Value Per Share	16.18	17.21	16.56	15.43	14.80
Tangible Book Value Per Share (1)	15.40	16.40	15.65	14.48	13.77
Return on Average Assets	1.17%	1.34%	1.40%	1.48%	1.48%
Return on Average Equity	18.40%	16.99%	15.97%	15.85%	15.38%
ALLL to Total Loans	1.23%	1.20%	1.28%	1.46%	1.88%
Non-Performing Loans to Total Loans	1.12%	0.79%	0.60%	0.70%	1.03%
Stock Dividend Payout Ratio	30.03%	46.26%	31.50%	30.13%	32.08%
Average Equity to Average Assets	6.36%	7.90%	8.75%	9.32%	9.62%
Efficiency Ratio (2)	52.00%	49.88%	52.78%	52.02%	52.70%

(1)	Tangible Book Value Per Share is computed by dividing shareholders’ equity less goodwill and core deposit intangible by the number of common shares outstanding.
(2)	Efficiency Ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 and financial condition at December 31, 2006 and 2005, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2006 of $20.3 million decreased $1.1 million, or 5.2%, from net income of $21.4 million reported in 2005. Net income per diluted share was $2.93, a 4.6% increase over the $2.80 reported for 2005, which reflects the favorable impact of the Dutch-auction tender offer stock repurchase completed in the second quarter of 2006. The following were significant factors related to the results of fiscal year 2006 compared to fiscal year 2005:

•

Net interest income decreased 1.5%, or $834,000, which was primarily a function of the flattening of the yield curve, which drove up deposit and borrowing costs more significantly than income on earning assets, and the addition of the interest cost on the trust preferred securities issued during 2006. As a result, the net interest margin was 3.36% in 2006 compared to 3.68% in 2005.

•

The provision for loan and lease losses of $2.2 million increased $943,000 in 2006 over 2005 as a result of $35.9 million in loan growth, an increase in non-performing loans as a percentage of total loans, and an increase in net charge-offs as a percentage of average loans outstanding.

•

Non-interest income increased 15.7%, or $1.6 million, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., an increase in debit card income, and a 2005 loss on the sale of investments.

•

Non-interest expenses increased 5.4%, or $1.8 million, primarily due to a charge of $645,000 related to the Steamship Navigation et al litigation involving CNB, $308,000 in expenses incurred as part of the merger of our two banks, and increased risk management related expenses including legal and collection costs, all of which were partially offset by decreased employee compensation costs as we did not pay a general incentive bonus for 2006 and reduced our benefit costs.

•

Total assets at December 31, 2006 increased 7.1% as investments and loans were up 20.8% and 3.0%, respectively, over 2005. Total liabilities at December 31, 2006 increased 9.1% as borrowings and deposit balances were up 26.0% and 1.9%, respectively, over the same period a year earlier. Shareholders’ equity decreased 17.4% due to share buybacks, partially offset by current year earnings.

Results of Operations

Comparison of 2006 to 2005

We reported net income of $20.3 million, or $2.93 per diluted share, for 2006 compared to $21.4 million and $2.80 per diluted share in 2005. Return on average assets was 1.17% in 2006, compared to 1.34% in 2005 and return on average shareholders’ equity was 18.40% in 2006, compared to 16.99% in 2005. The decrease in return on average assets was primarily a result of an environment of increasing interest rates and a flattening yield curve. This environment resulted in longer duration earning assets (loans and investments) booked during 2006 to experience less of an increase in yields compared to the increase in funding costs, thus we did not produce the same level of net interest spread (yield on earning assets less cost on associated funding liabilities) compared to the prior year. The return on average assets was also negatively affected by the introduction of the recurring interest cost of the trust preferred security issuance. The increase in the return on average equity was primarily due to the repurchase of 941,246 shares of common stock during 2006, most of which were purchased as part of the second quarter Dutch-auction tender offer.

Net Interest Income

Net interest income accounted for 82.3% of total revenues, and is our largest source of revenue. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income was $55.4 million on a fully-taxable equivalent basis in 2006, compared to $55.7 million in 2005, a decrease of $303,000. Our level of net interest income fluctuates over time for three primary reasons: 1.) Interest earned from earning assets and expenses from interest-bearing deposits and borrowings fluctuate due to changes in interest rates. This is referred to as the “yield” or “rate” component of net interest income. 2.) Net interest income changes due to the amount of earning assets we maintain, as well as the amount of non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “volume” component of net interest income. 3.) Net interest income fluctuates as a result of the change, over time, in the components of earning assets, non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “mix” component of net interest income. It is our goal to maximize net interest income by providing competitive products to customers that, within various risk parameters, maximize interest income while minimizing interest expense. We use several analytical models, including those illustrated by Tables 1 & 2 on pages 34 and 35 below, to assess and monitor those factors that affect net interest income, to assess our performance in meeting our goals, and to determine future strategies.

Impact of Rates. During 2006, interest rates continued to increase with four quarter percentage point increases in the Federal Funds Discount Rate (“Fed Funds Rate”), which followed eight quarter percentage point increases in 2005, and culminated at 5.25% at December 31, 2006. During 2006, the earnings on our interest-bearing assets, which contractually re-price (subject to caps) based on various benchmarks, such as the Prime Rate and the London Inter-Bank Offer Rate (“LIBOR”) (these products are also referred to as “variable” or “floating” rate instruments), increased in response to the changes in the underlying benchmark rates resulting in an overall increase in yields. Interest income on securities was positively impacted during 2006 as a result of new investments being added to the portfolio at higher yields than maturing investments. For our interest-bearing liabilities, the higher rate environment during 2006 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate increases and the highly competitive environment in which we compete, we raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts, as competitors also raised rates paid on such products. In addition, in 2006, we were negatively impacted $3.2 million due to increases in short-term borrowing rates, which were primarily overnight funds from the Federal Home Loan Bank of Boston (“FHLBB”), $1.4 million due to increases in brokered certificate of deposit rates, and $1.6 million due to the interest paid on the trust preferred issuance. Overall, during 2006 compared to 2005, our net interest income was adversely impacted $4.4 million due to rate changes, with increased earning asset yields contributing $9.9 million, while increased funding costs decreased net interest income $14.3 million.

Impact of Volume. During 2006, loan volume increases contributed $6.3 million to net interest income as residential mortgages increased $50.9 million, or 14.8%, commercial loan balances increased $18.5 million, or 10.8%, and consumer loans (including home equities) increased $16.6 million, or 9.2%. The significant increase in new residential loans was the result of longer-term mortgage rates remaining low due to the relatively flat yield curve. In order to fund balance sheet growth experienced during 2006, deposits (excluding brokered certificates of deposits) increased 8.1%, or $74.7 million, the majority of which was experienced in higher costing money market and certificates of deposit. In addition, we use brokered certificates of deposit, which increased $47.9 million, or 28.4%, when we determine that the “all in” cost of the brokered certificates of deposit is comparable to the borrowing cost for FHLBB advances with similar maturities, or to simply diversify our funding mix. Overall, during 2006 compared to 2005, our net interest income was positively impacted $4.1 million due to volume changes, with earning asset growth contributing $8.3 million, while the need for increased funding to support the asset growth decreased net interest income $4.2 million.

Information on average balances, yields and rates for the past three years can be found in Table 1 on page 34. Table 2 (on page 35) shows the changes from 2005 to 2006 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Market Risk section below.

Provision for Loan and Lease Losses

During 2006, we provided $2.2 million of expense to the provision for loan and lease losses compared to $1.3 million for 2005. The increase to the ALLL for 2006 was primarily due to the growth in the loan portfolio, which increased $35.9 million, or 3.0% from December 31, 2005 to December 31, 2006. In 2006, the ratio of non-performing loans to total loans increased to 1.12% from 0.79% in 2005. In addition, we had net charge-offs of $1.4 million during 2006 versus $739,000 during 2005. The ALLL as a percentage of total loans was 1.23% at December 31, 2006, an increase from 1.20% at December 31, 2005. For further discussion of the ALLL, refer to Critical Accounting Policies section below, Item 1A. Risk Factors and the Footnotes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income increased to $11.6 million for the year ended December 31, 2006, from $10.1 million in 2005, which was growth of $1.6 million, or 15.7%. Due to increases in assets under administration at AT, income from fiduciary services increased $429,000, or 10.7%, in 2006 compared to 2005. In 2005, we incurred a $332,000 loss on the sale of securities, while in 2006, we did not sell any securities. Other service charges and fees increased $305,000, or 22.8%, as debit card income increased due to growth in transaction volumes. Other income increased $335,000 primarily due to fee income of $118,500 received for managing a portion of the Maine State Housing Authority loan portfolio, recoveries of $90,000 on previously written-off securities, and an increase of $54,700 in certificate of deposit early withdrawal penalties. Earnings on bank-owned life insurance increased $157,000, or 24.4%, primarily due to increases in rates paid on cash values.

Non-interest Expenses

Non-interest expenses increased to $34.2 million for the year ended December 31, 2006, from $32.5 million in 2005, a change of $1.7 million, or 5.4%. The increase, primarily in ‘Other’ expenses, was due to a $645,000 charge related to the Steamship Navigation et al litigation involving CNB, $308,000 in expenses incurred as part of the merger of our two banks, and increased risk management related expenses including legal and collection costs. Furniture, equipment and data processing costs increased $175,000 as a result of increased amortization and depreciation costs associated with technology purchases (software and hardware) necessary to support our growth and information security initiatives. Net occupancy costs increased $238,000 primarily due to increased utility costs and repairs and maintenance costs on various facilities. These increases were somewhat offset by decreased employee compensation costs as we did not pay a general incentive bonus for 2006, and reduced our benefit costs due to a change in health care providers (as described more fully in Item 3.).

Comparison 2005 to 2004

We reported net income of $21.4 million, or $2.80 per diluted share, for 2005 compared to $19.5 million and $2.53 per diluted share in 2004. Return on average assets was 1.34% in 2005, compared to 1.40% in 2004 and return on average shareholders’ equity was 16.99% in 2005, compared to 15.97% in 2004.

Net Interest Income

Net interest income was $55.7 million on a fully-taxable equivalent basis in 2005, compared to $49.4 million in 2004, an increase of 12.7%.

Impact of Rates. During 2005, interest rates continued to increase with eight quarter percentage point increases in the Fed Funds Rate, which followed five quarter percentage point increases in the second half of 2004, and culminated at 4.25% at December 31, 2005. During 2005, the earnings on interest-bearing assets increased in response to the changes in the underlying benchmark rates resulting in an overall increase in yields. Interest income on securities was negatively impacted during 2005 as a result of new investments being added to the portfolio at lower yields than maturing investments. For interest-bearing liabilities, the higher rate environment during 2005 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate increases and the highly competitive environment, we raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts. In addition, we were negatively impacted $2.8 million in 2005 due to increases in short-term borrowing rates, and the maturity of interest rate swap agreements on February 1, 2005, which decreased the swap contribution to net interest income to $31,000 in 2005 from $752,000 in 2004. Overall, during 2005 compared to 2004, net interest income was positively impacted $800,000 due to rate changes, with increased earning asset yields contributing $7.2 million, while increased funding costs decreased net interest income $6.4 million.

Impact of Volume. During 2005, loan volume increases contributed $7.0 million to net interest income as residential mortgages increased $53.2 million, or 16.5%, commercial loan balances increased $31.4 million, or 5.5%, and consumer loans (including home equities) increased $20.2 million, or 11.9%. The significant increase in new residential loans was the result of longer-term mortgage rates remaining low due to the relatively flat yield curve. During 2005, deposits (excluding brokered certificates of deposits) increased 10.1%, or $87.6 million. In order to fund balance sheet growth experienced during 2005, we increased the use of brokered certificates of deposit $61.7 million, or 42.4%. Overall, during 2005 compared to 2004, net interest income was positively impacted $5.5 million due to volume changes, with earning asset growth contributing $10.6 million, while the need for increased funding to support the asset growth decreased net interest income $5.1 million.

Provision for Loan and Lease Losses

During 2005, we provided $1.3 million of expense to the provision for loan and lease losses compared to the recovery of $685,000 for 2004. The increase to the ALLL for 2005 was primarily due to growth in the loan portfolio, which increased $112.9 million, or 10.6% from December 31, 2004 to December 31, 2005. In 2005, the ratio of non-performing loans to total loans slightly increased to 0.79% from 0.60% in 2004. In addition, we had net charge-offs of $739,000 during 2005 versus net recoveries of $191,000 during 2004. The ALLL as a percentage of total loans was 1.20% at December 31, 2005, a decrease from 1.28% at December 31, 2004.

Non-interest Income

Non-interest income decreased to $10.1 million for the year ended December 31, 2005, from $11.4 million in 2004, which was a decline of $1.3 million, or 11.8%. The major contributing factor to this decrease was a $332,000 loss on the sale of securities in 2005 compared to a $684,000 gain on the sale of securities in 2004. Service charges on deposit accounts decreased $267,000, or 7.2%, primarily due to declining overdraft charge assessments. Earnings on bank-owned life insurance decreased $285,000, or 30.7%, primarily due to final adjustments to prior year performance. Mortgage servicing income, which is derived from the sale of residential real estate loans and the retention of the related servicing rights, declined $164,000, or 59.2%, in 2005 compared to 2004, as we sold fewer mortgages. Other income declined $85,000, or 19.3%, primarily due to a gain on the sale of property of $71,300 recorded in 2004. Other service charges and fees increased $238,000, or 21.6%, as debit card income increased due to growth in transaction volumes. Income from fiduciary services at AT increased $95,000 due to increased assets under administration, and brokerage and insurance commission income at AFC increased $135,000 due to increased sales volumes, thus representing a combined increase of 5.4%.

Non-interest Expenses

Non-interest expenses increased to $32.5 million for the year ended December 31, 2005, from $31.9 million in 2004, a change of $579,000, or 1.8%. Salaries and employee benefits increased $1.2 million, or 7.1%, due to investments in human resources, annual salary increases and higher employee benefit and incentive costs. Furniture, equipment and data processing costs increased $76,000 as a result of increased amortization and depreciation costs associated with technology purchases necessary to support our growth initiatives. Other expenses decreased $741,000 primarily due to a decline in director fees of $348,000 as a portion of director fees are benchmarked to the stock price and the stock price was lower at December 31, 2005 compared to December 31, 2004, and an abatement of penalties of $269,000 related to a 2004 Form 945 withholding remittance issue. These reductions in other non-interest expenses were somewhat offset by increases in marketing, postage and debit card costs.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of our assets and virtually all of our liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates and the yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

Financial Condition

Overview

Total assets at December 31, 2006 were $1.8 billion, an increase of $116.6 million, or 7.1%, from December 31, 2005. The change in assets consisted primarily of a $76.5 million increase in investment, a $35.2 million increase in net loans, a $3.0 million increase in cash and due from banks, and a $1.6 million increase in premises and equipment, all of which were partially offset by a $1.1 million decrease in federal funds sold and a $864,000 decrease in the core deposit intangible. The asset growth was supported by increases in total deposits (excluding brokered certificates of deposit) of $70.0 million, which was comprised of a $50.7 million increase in regular certificates of deposit, a $20.6 million increase in money market accounts, a $3.1 million increase in transaction accounts (demand deposit and NOW accounts), offset by a decrease of $4.3 million in savings accounts. Borrowings from the FHLBB increased $53.0 million, and due to broker, which related to a security purchase at year-end, increased $24.4 million. Brokered deposits ended 2006 down $48.1 million as maturities in the latter half of the year were not renewed due to the use of lower costing funding alternatives. In 2006, we issued $36.1 million of junior subordinated debentures, which were used to repurchase common stock through the tender offer, thus total shareholders’ equity decreased $22.5 million, which was a result of the common stock repurchases and dividends paid to shareholders, offset by current year earnings.

Cash and Due From Banks

Cash and due from banks increased 10.0%, or $3.0 million, at December 31, 2006 compared to 2005, primarily due to an increase in clearing funds required to be held at the Federal Reserve Bank.

Investment Securities

Investments in securities of the U.S. government, U.S. government sponsored enterprises, states and political subdivisions, highly rated corporate bonds and equities are used to diversify our revenues, provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment securities increased $76.5 million, or 20.8%, to $444.1 million at December 31, 2006. We have investment securities in both the available-for-sale and held-to-maturity categories.

We conform to Statement of Financial Accounting Standards (“SFAS”) No. 115, which requires all investments to be categorized as “trading securities,” “available for sale” or “held to maturity.” All realized gains or losses from investments in any category are recorded as an effect to net income in the period incurred. Unrealized gains or losses from investments categorized as “trading securities” are immediately recorded in current year earnings. During 2006 and 2005, we did not hold any securities classified as “trading securities.” Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the gain or loss is recognized. During

2006 and 2005, we purchased additional securities of state and political subdivisions (“municipal bonds”) and classified them as “held to maturity.” Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2006, the Company had $3.0 million of unrealized losses on securities available for sale, net of the deferred taxes, compared to $3.6 million, net of deferred taxes at December 31, 2005. The change from 2005 to 2006 is attributed to an expected leveling of the interest rate environment that has positively impacted the fair value of securities.

Loans

CNB provides loans primarily to customers located within its geographic market area. Loans totaled $1.2 billion at December 31, 2006, a 3.0% increase from total loans at December 31, 2005. This reflects the continued loan growth in the residential real estate and consumer loan portfolios.

In 2006, residential real estate mortgage loans increased $37.4 million, or 10.0%, as a result of consumers taking advantage of the continued low long-term interest rate environment. During 2006, we did not sell any fixed-rate residential mortgage loans on the secondary market. In 2005, residential real estate mortgage loans increased by $53.2 million, or 16.5%, for reasons similar to the current year. During 2005, we originated and sold $900,000 of fixed-rate residential mortgage loans on the secondary market to Federal Home Loan Mortgage Corporation (“Freddie Mac”) without recourse, which results in Freddie Mac assuming the risk of loss from borrower defaults subject to the terms and conditions of the purchase documents. We receive annual servicing fees for servicing the outstanding balances. Residential real estate loans consist of loans secured by one-to-four family residences. We generally retain adjustable-rate mortgages in the portfolio and frequently will retain fixed-rate mortgages, as well, based on market risk assessments.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured, and includes commercial real estate loans secured by income producing commercial real estate. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. Commercial loans decreased $20.0 million, or 3.3%, during 2006 as our markets have experienced an increase in competition, including from commercial lending conduits. In 2005, commercial loans increased by $31.4 million, or 5.5%, over 2004.

Consumer loans are originated for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2006, consumer loans increased by $9.8 million, or 5.2%, as consumers continued to utilize home equity loans for home improvement, to consolidate debt and for general consumer purposes. In 2005, consumer loans increased $20.2 million, or 11.9%, over 2004.

Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $13.7 million, or 1.12%, of total loans at December 31, 2006, compared to $9.4 million, or 0.79%, of total loans at December 31, 2005.

Allowance for Loan and Lease Losses / Provision for Loan and Lease Losses

During 2006, we provided $2.2 million of expense to the ALLL compared to $1.3 million of expense and $685,000 of recoveries in 2005 and 2004, respectively. Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. We recorded net charge-offs of $1.4 million in 2006 compared to $739,000 in 2005. In addition, non-performing assets increased from $9.4 million, or 0.79%, of total loans at December 31, 2005, to $13.8 million, or 1.13% of total loans at December 31, 2006. The increase in non-performing assets primarily related to one commercial credit placed on nonaccrual during 2006, on which we recovered full principal balance in February 2007. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We believe that the ALLL at December 31, 2006 of $14.9 million, or 1.23%, of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.20% in 2005. For further discussion of the ALLL, refer to Critical Accounting Policies section below, Item 1A. Risk Factors and the Footnotes to the Consolidated Financial Statements.

Net Premises and Equipment

Net premises and equipment increased $1.6 million, to $17.6 million, at December 31, 2006, primarily due construction-in-process costs related to the redevelopment of the Spear Block, and increased costs associated with technology related purchases.

Liquidity

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2006 and 2005, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. In 2006, total deposits increased $21.9 million, or 1.9%, over 2005, ending the year at $1.2 billion. We experienced growth in all deposit categories except savings and brokered certificates of deposit in 2006, and in all categories except savings in 2005. Comparing 2006 to 2005 year end balances, transaction accounts (demand deposit and NOW accounts) increased by $3.1 million, money market accounts by $20.6 million, and retail certificates of deposit by $50.7 million, while savings accounts and brokered certificates of deposit declined $4.3 million and $48.1 million, respectively. In 2005, total deposits increased by $149.3 million, or 14.7%, over 2004, ending the year at $1.16 billion. Borrowings supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase, issue junior subordinated debentures and utilize treasury tax and loan accounts. Total borrowings were $437.4 million at December 31, 2006, compared to $347.0 million at December 31, 2005, an increase of $90.4 million. The increase in borrowings was required to support the increase in investments and loans, and the tender offer repurchase of common stock. The majority of the borrowings were from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source. Qualified residential real estate loans, certain investment securities and certain other assets available to be pledged secure these borrowings. The carrying value of loans pledged as collateral at the FHLBB was $378.3 million and $258.8 million at December 31, 2006 and 2005, respectively. We also pledge securities as collateral at the FHLBB, which have a carrying value of $164.4 million and $179.1 million at December 31, 2006 and 2005, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $13.0 million at December 31, 2006 and 2005. We had no outstanding balance on the line of credit with the FHLBB at December 31, 2006 or 2005.

In addition to the liquidity sources discussed above, we believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the national brokered deposit market and commercial repurchase agreement market. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

Capital Resources

Under FRB guidelines, bank holding companies, such as us, are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceed regulatory guidelines at December 31, 2006 and December 31, 2005. Our Tier 1 capital to risk weighted assets was 11.3% and 10.7% at December 31, 2006 and 2005, respectively (see Item 8, Note 22, Regulatory Matters, of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 7.6% at December 31, 2006 and 2005.

On April 25, 2006, Camden Capital Trust A (the “Trust”), an affiliate, was formed for the purpose of issuing capital securities to unaffiliated parties, and investing the proceeds from the sale in junior subordinated debentures issued by us. We own all of the $1.1 million outstanding common securities of the Trust and effectively are the guarantor of the obligations of the Trust. The Trust issued $35.0 million of 6.71% (fixed through June 2011, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus 140 basis points) trust preferred securities to the public, and all of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in our $36.1 million of junior subordinated debentures, which represent the sole assets of the Trust. The proceeds from the offering were used to repurchase our common stock under the tender offer completed on May 4, 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by the Trust, are mandatorily redeemable on June 30, 2036, or may be redeemed by the Trust at par any time on or after June 30, 2011.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2006, $32.9 million of the trust preferred securities was included in Tier 1 capital, which amounted to 25.0% of Tier 1 capital, while the full $35.0 million was included in total risk-based capital, which amounted to 23.5% of total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $107.1 million and $129.5 million, or 6.1% and 7.8%, of total assets at December 31, 2006 and 2005, respectively. The $22.5 million, or 17.4%, decrease in shareholders’ equity in 2006 was primarily attributable to the $37.0 million in open market and tender offer common stock repurchases, $6.2 million in cash dividends paid to shareholders, $244,000 change in other comprehensive losses, net of taxes, related to securities available for sale, derivative instruments, and underfunded post-retirement plans, all partially offset by current year net income of $20.3 million.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. Dividends paid per share during the year ended December 31, 2006 decreased by 32.3% over the corresponding period in 2005 as we issued a special $0.50 per share dividend during the first quarter of 2005. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. CNB declared dividends in the aggregate amount of $11.0 million and $12.9 million in 2006 and 2005, respectively. As of December 31, 2006, and subject to the limitations and restrictions under applicable law, CNB had a total of $15.3 million available for dividends to us, although there is no assurance that dividends will be paid at any time in any amount (refer to Note 16 within the Notes to Consolidated Financial Statements of Item 8. Financial Statements and Supplementary Data, for additional information).

On March 24, 2006, we announced the commencement of a modified “Dutch Auction” tender offer, approved by our Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of our outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. We had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. On May 4, 2006, in accordance with the terms of the tender offer, we repurchased, at a purchase price of $39.00 per share, 880,827 shares of our common stock, which represented approximately 11.7% of the outstanding common shares as of May 3, 2006.

In June 2006, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year, expiring July 1, 2007. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to our capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2006, we have repurchased 60 shares of common stock at a price of $42.84 under the current plan. In July 2005, the Board of Directors voted to authorize us to purchase up to 750,000 shares of our outstanding common stock for a period of one year, expiring July 1, 2006, for reasons similar to the current plan. Up to the June 30, 2006 expiration date of the 2005 plan, we repurchased 117,626 shares of common stock at an average price of $36.67, of which 60,359 were purchased during 2006 at an average price of $37.91.

On April 29, 2003, our shareholders approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, we had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of our stock on the date of grant. For further information on equity compensation plans and related accounting treatment, refer to Note 1. Summary of Significant Accounting Policies and Note 16. Shareholders’ Equity within the Notes to Consolidated Financial Statements of Item 8.

Contractual Obligations and Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition.

We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2006, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Letters of Credit	$1,925	$1,860	$65	$—	$—
Other Commitments to Extend Credit	250,585	102,401	17,835	1,228	129,121

Total	$252,510	$104,261	$17,900	$1,228	$129,121

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. Junior subordinated debentures are described in Item 8. Note 13. Due to broker represents an obligation for a year end security purchase which settled on January 11, 2007. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At December 31, 2006, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Operating Leases	$3,244	$595	$971	$654	$1,024
Capital Leases	—	—	—	—	—
Construction contracts	1,941	1,941	—	—	—
Borrowings from the FHLBB	340,499	129,266	165,914	17,000	28,319
Other Borrowed Funds	60,782	60,782	—	—	—
Junior Subordinated Debentures	36,083	—	—	—	36,083
Due to Broker	24,354	24,354	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total	$466,903	$216,938	$166,885	$17,654	$65,426

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2006, we had only floor agreements with a notional amount of $50.0 million.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the CNB Board of Directors, and are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee

(“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income (“NII”), the primary component of our earnings. Board and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCO routinely monitor simulated NII sensitivity over a rolling 2-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates for 2006 and 2005. A parallel and pro rata shift in rates over a 12-month period is assumed. The following discloses our NII sensitivity analysis, as measured over the past two years, reflecting the quarterly high, low and average percentage of exposure over a 1-year horizon for each year.

Rate Change	2006 Estimated Changes in NII
	High	Low	Average
+200 bp	(5.40)%	(3.10)%	(4.35)%
-200 bp	2.80%	(0.80)%	0.63%

Rate Change	2005 Estimated Changes in NII
	High	Low	Average
+200 bp	3.39%	(0.35)%	0.67%
-200 bp	(7.69)%	(3.13)%	(4.31)%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during 2006 compared to 2005 were the continued rise in interest rates, with four quarter percentage point increases in the Fed Funds Rate, the increase in variable rate residential and consumer loans, and the level of short-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to decrease as funding costs rise slightly more quickly than asset yields. In a sustained rising interest rate environment, net interest income is expected to decline during the first year as assumed funding cost increases offset the impact of improved asset yields. This trend stabilizes in years two and three, and net interest income begins to improve. In a falling interest rate environment, net interest income is expected to initially increase, as liability sensitivity drives short-term funding costs down more quickly with falling market rates, while asset yields are slower to react. Should the yield curve steepen as rates fall, exposure to a declining rate environment would result in slightly less exposure as compared to the parallel shift in rates. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2006, we had a notional principal amount of $50.0 million in floor agreements. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies. These instruments are more fully described in Item 8, Note 5, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements.

In 2002, we acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate, based upon the Prime Rate, to a fixed rate of 6.9%. These instruments involved only the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. The $30.0 million of interest rate swap agreements matured in February 2005.

Recent Accounting Pronouncements

SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. We do not expect this SFAS to have a material impact on our financial statements.

The FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. We adopted SFAS No. 123(R) during the first quarter of 2006 and have applied the guidance in SAB No. 107.

FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. We adopted this FSP during the first quarter of 2006.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and we do not expect application of this Statement to change current practice.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial condition and to recognize through comprehensive income changes in the funded status in the year in which the changes occur. The funded status of a plan should be measured as of the date of the company’s year-end statement of financial condition, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006. We have adopted SFAS No. 158 and, in accordance with the guidelines, have recorded the underfunded liability in our Statement of Condition through comprehensive income.

Related Party Transactions

CNB is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with CNB’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with CNB’s lending policies, federal banking regulations also requires training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Reg. O” requirements). As described more fully in Item 8, Note 19, Related Parties, of the Notes to Consolidated Financial Statements, we have not entered into significant non-lending related party transactions.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those noted below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from the amount derived from our existing estimates.

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. The ALLL, which is established through a charge to the provision for loan and lease losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALLL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses. We use a risk rating system to determine the credit quality of our loans. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned by us to that loan. We also apply judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect our earnings. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary, the result is lower net income. Monthly, the Corporate Risk Management group reviews the ALLL with the CNB Board of Directors. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with our Board of Directors, as well as the CNB Board of Directors. For further ALLL information, refer to Item 1A. Risk Factors and the Notes to Consolidated Financial Statements.

Other Real Estate Owned. Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change or reduction in the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by showing a charge against current earnings. Upon acquisition of a property valued at $25,000 or more, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Allowance for Credit Losses. The allowance for credit losses covers our portfolio of lending related commitments. We assess the need for an allowance for lending-related commitments based upon, among other factors, the amount of open commitments, the financial condition of the credit holder, and historical losses on credit commitments. In addition, all drawdowns on credit commitments undergo underwriting processes in accordance with our Loan Policy, thus must meet the same underwriting standards.

Other-Than-Temporary Impairment. We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an other than temporary impairment has occurred, we review information about the underlying investment that is publicly available, analysts reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, we can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value exceeds the fair value, an impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds and other factors, could impact our financial condition and results of operations either positively or adversely. We have engaged a recognized third party to periodically evaluate the valuation of the mortgage servicing rights asset.

Valuation of Acquired Assets and Liabilities. We are required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Such assets are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques.

Impairment of Goodwill and Other Intangibles. SFAS No. 142, Goodwill and Other Intangibles, addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill. Impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value. We prepare the valuation analyses, which are then reviewed by the Board of Directors. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, property, plant and equipment, core deposit intangible, and the overall collectibility of loans and receivables.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when we believe collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as income when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current-period interest income; therefore, an increase in loans on non-accrual status reduces interest income. If a loan is removed from non-accrual status, all previously unrecognized interest is collected and recorded as interest income.

Accounting for Post-retirement Plans. We use a December 31 measurement date to determine the expenses for our post-retirement plans and related financial disclosure information. Post-retirement plan expense is sensitive to changes in eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trends rates. As with the computations on plan expense, cash contribution requirements are also sensitive to such changes.

Tax Estimates. We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be recognizable.

Financial Tables

Table 1—Three-Year Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding amount of interest income on interest-earning assets and the average yields, the amount of interest expense on interest-bearing liabilities and average costs, net interest income, net interest spread and net interest margin.

Analysis of Change in Net Interest Margin on Earning Assets

(Dollars in thousands)	DECEMBER 31, 2006			DECEMBER 31, 2005			DECEMBER 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities—taxable	$384,132	$18,378	4.78%	$363,173	$15,721	4.33%	$295,604	$12,853	4.35%
Securities—nontaxable (1)	37,281	2,249	6.03%	18,894	1,143	6.05%	8,550	532	6.22%
Federal funds sold	837	39	4.66%	391	12	3.07%	302	3	0.99%
Loans (1) (2) (3)	1,225,933	87,749	7.16%	1,129,004	73,349	6.50%	1,009,649	59,046	5.85%

Total interest-earning assets	1,648,183	108,415	6.58%	1,511,462	90,225	5.97%	1,314,105	72,434	5.51%

Cash and due from banks	31,081			30,062			31,653
Other assets	69,473			65,314			63,405
Less: ALLL	(14,814)			(13,860)			(14,265)

Total assets	$1,733,923			$1,592,978			$1,394,898

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$110,387	321	0.29%	$118,380	$233	0.20%	$113,674	$214	0.19%
Savings accounts	96,132	326	0.34%	106,732	362	0.34%	110,384	384	0.35%
Money market accounts	265,691	11,021	4.15%	229,023	5,809	2.54%	209,504	2,487	1.19%
Certificates of deposit	375,800	15,051	4.01%	321,574	9,739	3.03%	294,950	7,959	2.70%
Broker certificates of deposit	216,394	8,298	3.83%	168,469	5,408	3.21%	110,466	3,894	3.53%
Junior subordinated debentures	24,813	1,637	6.60%	—	—	—%	—	—	—%
Borrowings	377,377	16,394	4.34%	372,793	13,004	3.49%	296,415	8,109	2.74%

Total interest-bearing liabilities	1,466,594	53,048	3.62%	1,316,971	34,555	2.62%	1,135,393	23,047	2.03%

Demand deposits	143,431			138,196			126,973
Other liabilities	13,694			11,993			10,470
Shareholders’ equity	110,204			125,818			122,062

Total liabilities and shareholders’ equity	$1,733,923			$1,592,978			$1,394,898

Net interest income (fully-taxable equivalent)		55,367			55,670			49,387
Less: fully-taxable equivalent adjustment		(1,177)			(646)			(375)

		$54,190			$55,024			$49,012

Net interest rate spread (fully-taxable equivalent)		2.96%			3.35%			3.48%

Net interest margin (fully-taxable equivalent)		3.36%			3.68%			3.76%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.
(3)	Includes net interest income on interest rate swap agreements.

Table 2—Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

(Dollars in thousands)	DECEMBER 31, 2006 VS 2005 INCREASE (DECREASE) DUE TO			DECEMBER 31, 2005 VS 2004 INCREASE (DECREASE) DUE TO
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities—taxable	$907	$1,750	$2,657	$2,938	$(70)	$2,868
Securities—nontaxable	1,112	(6)	1,106	643	(32)	611
Federal funds sold	14	13	27	1	8	9
Loans	6,297	8,103	14,400	6,981	7,322	14,303

Total interest income	8,330	9,860	18,190	10,563	7,228	17,791

Interest-bearing liabilities:
NOW accounts	(16)	104	88	9	10	19
Savings accounts	(36)	—	(36)	(13)	(9)	(22)
Money market accounts	930	4,282	5,212	232	3,090	3,322
Certificates of deposit	1,642	3,670	5,312	718	1,062	1,780
Broker certificates of deposit	1,538	1,352	2,890	2,045	(531)	1,514
Borrowings	160	3,230	3,390	2,089	2,806	4,895
Junior subordinated debentures	—	1,637	1,637	—	—	—

Total interest expense	4,218	14,275	18,493	5,080	6,428	11,508

Net interest income (fully-taxable equivalent)	$4,112	$(4,415)	$(303)	$5,483	$800	$6,283

Table 3—Securities Available for Sale and Held to Maturity

The following table sets forth the carrying amount of the Company’s investment securities as of the dates indicated:

(Dollars in thousands)	2006	2005	2004
Securities available for sale:
Obligations of US government sponsored enterprises	$66,239	$55,832	$72,652
Mortgage-backed securities	318,171	265,297	222,309
State and political subdivisions	7,406	7,489	8,476
Other debt securities	15,060	18,793	13,751
Equity securities	3,050	3,091	4,693

	409,926	350,502	321,881

Securities held to maturity:
U.S. Treasury	439	196	—
State and political subdivisions	33,728	16,931	2,117

	34,167	17,127	2,117

	$444,093	$367,629	$323,998

Table 4—Maturities of Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of the Company’s investment securities at December 31, 2006.

	Available for sale		Held to maturity
(Dollars in thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and sponsored enterprises:
Due in 1 year or less	$44,490	3.300%	$439	5.200%
Due in 1 to 5 years	21,749	4.570%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	66,239	3.720%	439	5.200%

Mortgage-backed securities:
Due in 1 year or less	1,901	7.260%	—	0.000%
Due in 1 to 5 years	7,660	3.590%	—	0.000%
Due in 5 to 10 years	16,414	4.190%	—	0.000%
Due after 10 years	292,196	5.520%	—	0.000%

	318,171	5.410%	—	0.000%

State and political subdivisions:
Due in 1 year or less	156	4.010%	—	0.000%
Due in 1 to 5 years	6,492	4.170%	—	0.000%
Due in 5 to 10 years	450	4.410%	4,221	3.790%
Due after 10 years	308	4.540%	29,507	3.990%

	7,406	4.200%	33,728	3.960%

Other debt securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	15,060	4.510%	—	0.000%

	15,060	4.510%	—	0.000%

Other equity securities:
Due in 1 year or less	1,008	6.550%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	2,042	7.270%	—	0.000%

	3,050	7.030%	—	0.000%

Total securities	$409,926	5.100%	$34,167	3.980%

Table 5—Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)
As of December 31,	2006	2005	2004	2003	2002
Commercial	$580,615	$600,647	$569,248	$535,741	$461,841
Residential real estate	412,812	375,399	322,168	288,011	243,858
Consumer	199,486	189,534	169,336	128,151	96,323
Municipal	24,889	16,138	8,134	14,470	6,302
Other	327	457	408	482	558

	$1,218,129	$1,182,175	$1,069,294	$966,855	$808,882

Table 6—Scheduled Contractual Amortization of Certain Loans at December 31, 2006

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over one year, approximately 57.6% are variable rate loans. The following table presents the maturities of loans at December 31, 2006:

(Dollars in thousands)	<1 Year	1 Through 5 Years	More Than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Commercial	$15,013	$30,053	$45,824	$90,890
Residential real estate	2,463	8,139	232,890	243,492
Consumer	1,895	6,692	68,553	77,140
Variable Rate:
Commercial	77,189	48,927	363,609	489,725
Residential real estate	18	331	168,971	169,320
Consumer	2,703	475	119,495	122,673
Municipal	16,453	3,289	5,147	24,889

	$115,734	$97,906	$1,004,489	$1,218,129

Table 7—Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table sets forth information concerning the activity in the Company’s allowance for loan and lease losses during the periods indicated.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
Allowance at the beginning of period	$14,167	$13,641	$14,135	$15,242	$13,514
Provision for loan and lease losses	2,208	1,265	(685)	(150)	3,080
Charge-offs:
Commercial loans	1,599	915	243	1,183	1,034
Residential real estate loans	—	55	55	710	678
Consumer loans	234	254	201	200	378

Total loan charge-offs	1,833	1,224	499	2,093	2,090

Recoveries:
Commercial loans	202	311	505	633	212
Residential real estate loans	13	25	35	296	311
Consumer loans	176	149	150	207	215

Total loan recoveries	391	485	690	1,136	738
Net charge-offs (recoveries)	1,442	739	(191)	957	1,352

Allowance at the end of the period	$14,933	$14,167	$13,641	$14,135	$15,242

Average loans outstanding	$1,225,933	$1,129,004	$1,009,649	$897,811	$757,733

Net charge-offs to average loans outstanding	0.12%	0.07%	(0.02%)	0.11%	0.18%
Provision for loan and lease losses to average loans outstanding	0.18%	0.11%	(0.07%)	(0.02%)	0.41%
Allowance for loan and lease losses to total loans	1.23%	1.20%	1.28%	1.46%	1.88%
Allowance for loan and lease losses to net charge-offs	1035.58%	1917.05%	(7141.88%)	1477.01%	1127.37%
Allowance for loan and lease losses to non-performing loans	109.17%	150.95%	213.64%	207.62%	183.64%

Table 8—Allocation of the Allowance for Loan and Lease Losses—Five-Year Schedule

The ALLL is available to offset credit losses in connection with any loan, but is internally allocated to various loan categories as part of the Company’s process for evaluating its adequacy. The following table sets forth information concerning the allocation of the Company’s ALLL by loan categories at the dates indicated.

(Dollars in thousands)	AS OF DECEMBER 31,
	2006		2005		2004		2003		2002
Balance at end of year applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial loans	$10,691	50%	$10,148	52%	$9,407	54%	$10,761	57%	$12,418	58%
Residential real estate loans	1,370	34%	1,172	32%	1,122	30%	1,705	30%	1,395	30%
Consumer loans	1,097	16%	1,011	16%	1,182	16%	1,299	13%	1,256	12%
Unallocated	1,775	N/A	1,836	N/A	1,930	N/A	370	N/A	173	N/A

	$14,933	100%	$14,167	100%	$13,641	100%	$14,135	100%	$15,242	100%

Table 9—Five Year Schedule of Non-performing Assets

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

(Dollars in thousands)	DECEMBER 31,
	2006	2005	2004	2003	2002
Non–accrual loans	$13,124	$8,938	$5,940	$5,798	$8,300
Accruing loans past due 90 days	555	447	445	1,010	—

Total non-performing loans	13,679	9,385	6,385	6,808	8,300
Other real estate owned	125	—	—	158	490

Total non-performing assets	$13,804	$9,385	$6,385	$6,966	$8,790

Non-performing loans to total loans	1.12%	0.79%	0.60%	0.70%	1.03%
Allowance for loan and lease losses to non-performing loans	109.17%	150.95%	213.64%	207.62%	183.64%
Non-performing assets to total assets	0.78%	0.57%	0.43%	0.51%	0.72%
Allowance for loan and lease losses to non-performing assets	108.18%	150.95%	213.64%	202.91%	173.40%

Management considers the adequacy of the collateral and the other resources of the borrower, among other items, in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered include foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

Table 10—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2006

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in thousands)	December 31, 2006
Time remaining until maturity:
Less than 3 months	$76,396
3 months through 6 months	65,293
6 months through 12 months	77,344
Over 12 months	57,741

$276,774

Table 11—Borrowed Funds

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. During 2006, the Company issued junior subordinated debentures, which are included in the amounts below. Approximately 51.42% of all borrowings mature or reprice within the next three months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2006, 2005, and 2004.

(Dollars in thousands)	2006	2005	2004
Average balance outstanding	$402,189	$372,793	$296,415
Maximum amount outstanding at any month-end during the year	437,643	412,495	352,232
Balance outstanding at end of year	437,364	347,039	336,820
Weighted average interest rate during the year	3.99%	3.11%	3.12%
Weighted average interest rate at end of year	4.52%	3.86%	2.89%

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

(Dollars in thousands)	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$35,824	$48,174	$352,414	$436,412
Variable rate loans	781,718	—	—	781,718
Investment securities
Available for sale	47,554	35,902	326,470	409,926
Held to maturity	439	—	33,728	34,167

Total interest-earning assets	865,535	84,076	712,612	1,622,223

Interest-bearing liabilities:
Savings accounts	22,232	—	74,429	96,661
NOW accounts	—	—	125,809	125,809
Money market accounts	261,585	—	—	261,585
Certificate accounts	446,828	100,110	8,350	555,288
Borrowings	190,048	182,914	64,402	437,364

Total interest-bearing liabilities	920,693	283,024	272,990	1,476,707

Interest sensitivity gap per period	$(55,158)	$(198,948)	$439,622

Cumulative interest sensitivity gap	$(55,158)	$(254,106)	$185,516

Cumulative interest sensitivity gap as a percentage of total assets	(3.12%)	(14.36%)	10.48%
Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	94%	79%	113%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captions Management’s Discussion and Analysis of Financial Condition and Results of Operation—”Market Risk” in Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	DECEMBER 31,
	2006	2005
Assets
Cash and due from banks	$33,358	$30,321
Federal funds sold	—	1,110
Securities available for sale, at market	409,926	350,502
Securities held to maturity (market value $34,389 and $17,167 at December 31, 2006 and 2005, respectively)	34,167	17,127
Loans, less allowance for loan and lease losses of $14,933 and $14,167 at December 31, 2006 and 2005, respectively	1,203,196	1,168,008
Bank premises and equipment, net	17,595	15,967
Other real estate owned	125	—
Interest receivable	7,488	6,689
Core deposit intangible	1,176	2,040
Goodwill	3,991	3,991
Other assets	58,864	57,502

Total assets	$1,769,886	$1,653,257

Liabilities
Deposits:
Demand	$146,458	$150,953
NOW	125,809	118,247
Money market	261,585	240,958
Savings	96,661	101,010
Certificates of deposit	555,288	552,737

Total deposits	1,185,801	1,163,905
Borrowings from Federal Home Loan Bank	340,499	287,501
Other borrowed funds	60,782	59,538
Junior subordinated debentures	36,083	—
Due to broker	24,354	—
Accrued interest and other liabilities	15,315	12,775

Total liabilities	1,662,834	1,523,719

Commitments and Contingencies (Notes 5, 14, 16, 20, 21 and 22)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, Issued and outstanding 6,616,780 and 7,529,073 shares on December 31, 2006 and 2005, respectively	2,450	2,450
Surplus	2,584	4,098
Retained earnings	105,959	126,687
Accumulated other comprehensive loss
Net unrealized losses on securities available for sale, net of tax	(2,985)	(3,584)
Net unrealized losses on derivative instruments, at fair value, net of tax	(198)	(113)
Adjustment for unfunded post-retirement plans, net of tax	(758)	—

Total accumulated other comprehensive loss	(3,941)	(3,697)

Total shareholders’ equity	107,052	129,538

Total liabilities and shareholders’ equity	$1,769,886	$1,653,257

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except number of shares and per share data)	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Interest Income
Interest and fees on loans	$87,335	$73,057	$58,084
Interest on U.S. government and sponsored enterprise obligations	17,229	14,824	12,360
Interest on state and political subdivision obligations	1,484	755	352
Interest on interest rate swap agreements	—	173	2,070
Interest on federal funds sold and other investments	1,190	912	511

Total interest income	107,238	89,721	73,377

Interest Expense
Interest on deposits	35,017	21,584	14,963
Interest on other borrowings	16,394	12,971	8,084
Interest on junior subordinated debentures	1,637	—	—
Interest on interest rate swap agreements	—	142	1,318

Total interest expense	53,048	34,697	24,365

Net interest income	54,190	55,024	49,012
Provision for (Recovery of) Loan and Lease Losses	2,208	1,265	(685)

Net interest income after provision for (recovery of) loan and lease losses	51,982	53,759	49,697

Non-interest Income
Service charges on deposit accounts	3,436	3,433	3,700
Other service charges and fees	1,646	1,341	1,103
Income from fiduciary services	4,455	4,026	3,931
Brokerage and insurance commissions	469	470	335
Mortgage servicing income, net	132	113	277
Bank-owned life insurance	800	643	928
(Loss) gain on sale of securities	—	(332)	684
Other income	691	356	441

Total non-interest income	11,629	10,050	11,399

Non-interest Expenses
Salaries and employee benefits	17,980	18,595	17,367
Net occupancy	2,500	2,262	2,229
Furniture, equipment and data processing	2,202	2,027	1,951
Amortization of core deposit intangible	864	884	901
Other expenses	10,678	8,693	9,434

Total non-interest expenses	34,224	32,461	31,882

Income before income taxes	29,387	31,348	29,214
Income Taxes	9,111	9,968	9,721

Net Income	$20,276	$21,380	$19,493

Per Share Data
Basic earnings per share	$2.93	$2.81	$2.54
Diluted earnings per share	2.93	2.80	2.53

Weighted average number of shares outstanding	6,919,579	7,599,051	7,685,006

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Unfunded Post-retirement Plans	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2003	$2,450	$5,353	$127,460	$2,864	$536	$—	$(18,957)	$119,706

Net income for 2004	—	—	19,493	—	—	—	—	19,493
Change in unrealized gains on derivative instruments, net of taxes of $286	—	—	—	—	(536)	—	—	(536)
Change in unrealized gains on securities available for sale, net of taxes of $1,071	—	—	—	(2,113)	—	—	—	(2,113)

Total comprehensive income	—	—	19,493	(2,113)	(536)	—	—	16,844
Purchase of treasury stock (92,630 shares)	—	—	—	—	—	—	(2,896)	(2,896)
Exercise of stock options (4,924 shares)	—	(39)	2	—	—	—	108	71
Retirement of treasury stock on June 30	—	(831)	(20,914)	—	—	—	21,745	—
Purchase of common stock (35,972 shares)	—	(43)	(1,128)	—	—	—	—	(1,171)
Cash dividends declared ($0.80 / share)	—	—	(6,149)	—	—	—	—	(6,149)

Balance at December 31, 2004	$2,450	$4,440	$118,764	$751	$—	$—	$—	$126,405

Net income for 2005	—	—	21,380	—	—	—	—	21,380
Change in unrealized gains on derivative instruments, net of taxes of $61	—	—	—	—	(113)	—	—	(113)
Change in unrealized gains on securities available for sale, net of taxes of $2,334	—	—	—	(4,335)	—	—	—	(4,335)

Total comprehensive income	—	—	21,380	(4,335)	(113)	—	—	16,932
Equity compensation expense	—	91	—	—	—	—	—	91
Exercise of stock options and issuance of restricted stock (total 10,301 shares)	—	(283)	236	—	—	—	—	(47)
Purchase of common stock (116,202 shares)	—	(150)	(3,777)	—	—	—	—	(3,927)
Cash dividends declared ($1.30 / share)	—	—	(9,916)	—	—	—	—	(9,916)

Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$—	$129,538

Net income for 2006	—	—	20,276	—	—	—	—	20,276
Change in unrealized losses on derivative instruments, net of taxes of $46	—	—	—	—	(85)	—	—	(85)
Change in unrealized losses on securities available for sale, net of taxes of ($323)	—	—	—	599	—	—	—	599
Adjustment to initially apply FASB No. 158 post-retirement plans, net of taxes of $408	—	—	—	—	—	(758)	—	(758)

Total comprehensive income	—	—	20,276	599	(85)	(758)	—	20,032
Equity compensation expense	—	172	—	—	—	—	—	172
Exercise of stock options and issuance of restricted stock (total 28,953 shares)	—	(273)	812	—	—	—	—	539
Purchase of common stock (941,246 shares)	—	(1,413)	(35,570)	—	—	—	—	(36,983)
Cash dividends declared ($0.88 / share)	—	—	(6,246)	—	—	—	—	(6,246)

Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$—	$107,052

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Operating Activities
Net Income	$20,276	$21,380	$19,493
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan and lease losses	2,208	1,265	(685)
Depreciation and amortization	1,633	2,273	2,189
Equity compensation costs	172	91	—
Increase in interest receivable	(799)	(773)	(313)
Decrease in core deposit intangible	864	884	901
Increase in other assets	(4,779)	(2,558)	(616)
Increase in other liabilities	2,540	736	392
Loss (gain) on sale of securities	—	332	(684)

Net cash provided by operating activities	22,115	23,630	20,677

Investing Activities
Proceeds from maturities of securities held to maturity	392	592	800
Proceeds from sales and maturities of securities available for sale	58,934	89,966	100,310
Purchase of securities held to maturity	(17,442)	(15,610)	(2,117)
Purchase of securities available for sale	(117,598)	(126,190)	(122,978)
Net increase in loans	(37,396)	(113,620)	(102,248)
Change in Federal Home Loan Bank stock	2,322	(3,479)	—
Change in federal funds sold	1,110	(1,110)	—
Net (increase) decrease in other real estate owned	(125)	—	158
Purchase of premises and equipment	(3,160)	(1,063)	(2,065)

Net cash used by investing activities	(112,963)	(170,514)	(128,140)

Financing Activities
Net increase in deposits	21,896	149,304	113,605
Proceeds from Federal Home Loan Bank borrowings	28,556,416	23,562,192	14,442,731
Repayments on Federal Home Loan Bank borrowings	(28,503,418)	(23,552,382)	(14,442,084)
Net increase (decrease) in other borrowed funds	1,244	408	(2,235)
Proceeds from issuance of junior subordinated debentures	36,083	—	—
Increase in due to broker	24,354	—	—
Purchase of treasury stock	—	—	(2,896)
Purchase of common stock	(36,983)	(3,927)	(1,171)
Exercise of stock options and stock issuance under option plan	539	(47)	71
Cash dividends paid	(6,246)	(9,916)	(6,149)

Net cash provided by financing activities	93,885	145,632	101,872

Net increase (decrease) in cash and cash equivalents	3,037	(1,252)	(5,591)
Cash and cash equivalents at beginning of year	30,321	31,573	37,164

Cash and cash equivalents at end of year	$33,358	$30,321	$31,573

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$52,032	$33,983	$23,970
Income tax	9,804	10,434	8,815
Non-Cash transactions:
Transfer from loans to other real estate owned	474	—	56

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Amounts in tables expressed in thousands, except number of shares and per share data)

NATURE OF OPERATIONS.

Camden National Corporation (or the “Company”), as a bank holding company, provides financial services to its customers through two major subsidiaries. Camden National Bank provides traditional commercial and consumer financial services through 27 branch locations in central, southern, midcoast and western Maine and by online access. Acadia Trust, N.A. provides trust and investment management services to their clients, who are primarily located in the State of Maine, and to the clients of the Company’s banking subsidiary.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly owned bank subsidiary, Camden National Bank (“CNB”), and its wholly owned non-bank subsidiary, Acadia Trust, N.A. All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the non-bank subsidiary in a fiduciary capacity are not assets of the Company and, therefore, are not included in the Consolidated Statements of Condition. With the required regulatory approval, the Company merged, effective September 30, 2006, its two banking subsidiaries, CNB and UnitedKingfield Bank, under the CNB charter.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The use of different estimates or assumptions could produce different results. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses (“ALLL”), the review of goodwill and intangible asset impairments, the estimated lives of premises and equipment, the valuation of mortgage servicing rights, the assessment of other-than-temporary impairments in the investment portfolio, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the deferred tax asset and expense for post-retirement plans.

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

Investment Securities. At trade date, the Company classifies and records its marketable investment securities into securities available for sale or securities to be held to maturity. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the ALLL to such loans. If these allocations cause the ALLL to require an increase, such increase is reported as provision for loan and lease losses.

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

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Allowance for Loan and Lease Losses. The ALLL is maintained at a level believed appropriate to absorb expected future charge-offs of loans deemed uncollectible. Management determines the appropriate level of the ALLL based upon reviews of individual credits, recent loss experience, current economic conditions, known and inherent risk characteristics of the various loan categories, current loan mix and loan volumes, loan growth, trends in the level of criticized or classified assets, results of examinations by regulatory authorities, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and other pertinent factors. The ALLL is increased by provisions charged to operating expense and by recoveries on loans previously charged off. A smaller provision for loan and lease losses results in higher net income and a greater amount of provision for loan and lease losses results in lower net income. Credits deemed uncollectible are charged against the ALLL. In connection with the determination of the ALLL and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

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

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related fixed assets. If the Company commits to a plan to abandon a fixed asset before the end of its previously estimated useful life, depreciation and amortization estimates shall be revised to reflect the use of the fixed asset over its shortened useful life.

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

Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is beneficiary. The cash surrender value of the policies is recorded as an asset and increases in the cash value of the policies, as well as any insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

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

Interest receivable and payable: The carrying amounts approximate their fair value.

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

Junior subordinated debentures: Fair value is estimated using current rates for debentures of similar maturity.

Due to broker: The carrying amount approximates fair value.

Derivative financial instruments: Fair values for derivative instruments are based on quoted market prices.

Credit related financial instruments: In the course of originating loans and extending credit and standby letters of credit, the Company charges fees in exchange for its lending commitment. While these commitment fees have value, the Company does not believe their value is material to its financial statements due to the short-term nature of the underlying commitments.

Stock-Based Compensation. On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan, which is the plan currently available for future grants. The plan allows the Company to grant options to employees for up to 800,000 additional shares of the Company common stock. Prior to the approval, the Company had three stock option plans, which the Company accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. On August 27, 2002, the Company announced that it adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment, using a modified prospective application.

Reclassifications. Certain items from the prior years were reclassified to conform to the current year presentation.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

2. GOODWILL

In connection with the transitional goodwill impairment evaluation, SFAS No. 142, Goodwill and Other Intangible Assets, required the Company to perform an assessment of whether there was an indication that goodwill was permanently impaired as of the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. As a result of this process, the Company identified Banking and Financial Services as reporting units based on operational characteristics, the existence of discrete financial information and direct management review of these units. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the transitional impairment loss, net of taxes, was recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income. At December 31, 2006 and 2005, goodwill was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

At June 30, 2006 and 2005, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill utilizing several standard valuation techniques, including discounted cash flow analyses, as well as an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill, and determined that there has been no additional impairment.

3. CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	December 31, 2006	December 31, 2005
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	8,248	7,384

Core deposit intangible, net	$1,176	$2,040

Amortization expense related to the core deposit intangible amounted to $864,000 for the year ended December 31, 2006, $884,000 for the year ended December 31, 2005 and $901,000 for the year ended December 31, 2004. The expected amortization expense for each year until the core deposit intangible is fully amortized in 2008 is estimated to be $856,000 in 2007 and $320,000 in 2008.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

4. INVESTMENT SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government sponsored enterprises	$66,987	$—	$(748)	$66,239
Obligations of states and political subdivisions	7,344	62	—	7,406
Mortgage-backed securities	321,782	762	(4,373)	318,171
Other debt securities	15,407	—	(347)	15,060

Total debt securities	411,520	824	(5,468)	406,876

Equity securities	2,999	51	—	3,050

Total securities available for sale	$414,519	$875	$(5,468)	$409,926

Held to maturity
U.S. treasury securities	$439	$—	$—	$439
Obligations of states and political subdivisions	33,728	259	(37)	33,950

Total securities held to maturity	$34,167	$259	$(37)	$34,389

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government sponsored enterprises	$57,029	$—	$(1,197)	$55,832
Obligations of states and political subdivisions	7,383	106	—	7,489
Mortgage-backed securities	269,421	843	(4,967)	265,297
Other debt securities	19,185	—	(392)	18,793

Total debt securities	353,018	949	(6,556)	347,411

Equity securities	2,997	94	—	3,091

Total securities available for sale	$356,015	$1,043	$(6,556)	$350,502

Held to maturity
U.S. treasury securities	$196	$—	$—	$196
Obligations of states and political subdivisions	16,931	84	(44)	16,971

Total securities held to maturity	$17,127	$84	$(44)	$17,167

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Investments with unrealized losses at December 31, 2006 and 2005, and the length of time they have been in a continuous loss position, are as follows:

	2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$9,950	$(36)	$56,289	$(712)	$66,239	$(748)
Obligations of states and political subdivisions	972	(2)	9,514	(35)	10,486	(37)
Mortgage-backed securities	69,166	(243)	167,108	(4,130)	236,274	(4,373)
Other debt securities	—	—	15,060	(347)	15,060	(347)

Total	$80,088	$(281)	$247,971	$(5,224)	$328,059	$(5,505)

	2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$11,724	$(201)	$44,108	$(996)	$55,832	$(1,197)
Obligations of states and political subdivisions	7,606	(37)	696	(7)	8,302	(44)
Mortgage-backed securities	142,832	(2,494)	77,831	(2,473)	220,663	(4,967)
Other debt securities	10,853	(168)	7,927	(224)	18,780	(392)

Total	$173,015	$(2,900)	$130,562	$(3,700)	$303,577	$(6,600)

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At December 31, 2006, the Company had a greater than 12 months unrealized loss of $5.2 million, which represents 2.1% of the $248.0 million fair value of the specific securities and 1.2% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 61.5% mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”), 19.2% municipal bonds, 10.6% U.S. government sponsored enterprises, and 8.7% collateralized mortgage obligations. At December 31, 2005, the Company had a greater than 12 months unrealized loss of $3.7 million, which represents 2.8% of the $130.6 million fair value of the specific securities and 1.0% of the total investment portfolio. The greater than 12 months unrealized loss position at December 31, 2005 was comprised of 80.0% mortgage-backed securities issued by either Fannie Mae or Freddie Mac, 12.0% collateralized mortgage obligations and 8.0% municipal bonds. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future; therefore, the securities are not considered other-than-temporarily impaired.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$47,103	$46,546
Due after one year through five years	36,291	35,902
Due after five years through ten years	17,482	16,864
Due after ten years	310,644	307,564

	$411,520	$406,876

Held to maturity
Due in one year or less	$439	$439
Due after five years through ten years	4,221	4,215
Due after ten years	29,507	29,735

	$34,167	$34,389

During 2006, there were no sales in the available for sale portfolio. Proceeds from the sale of investments (specific identification method) classified as available for sale during 2005 were $22.7 million, which resulted in gross realized losses of $332,000. Proceeds from the sale of investments classified as available for sale during 2004 were $25.3 million, which resulted in gross realized gains of $683,700. There were no sales in the held to maturity portfolio during 2006, 2005 or 2004.

At December 31, 2006 and 2005, securities with an amortized cost of $343.6 million and $340.9 million and a fair value of $338.5 million and $335.1 million, respectively, were pledged to secure FHLBB advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

On December 28, 2006, the Company purchased a mortgage-backed security in the amount of $24.4 million with a settlement date of January 11, 2007. In accordance with trade date accounting, the Company recorded the security on its Consolidated Statement of Condition within the Securities available for sale asset, with the corresponding liability recorded as Due to broker.

5. DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime rate loans. Under these agreements, the Company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with SFAS No. 133, management designated these floors as cash flow hedges. Management estimated the hedge relationship to be 100% effective; therefore, the changes in fair value of the floors were recorded in accumulated other comprehensive income (loss).

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At December 31, 2006 and 2005, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The Company had interest rate swap agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. These agreements contributed $31,000 and $752,000 to net interest income for the years ended December 31, 2005 and 2004, respectively. In accordance with SFAS No. 133, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements were recorded in accumulated other comprehensive income (loss).

6. LOANS

The composition of the Company’s loan portfolio at December 31 was as follows:

	2006	2005
Commercial loans	$580,615	$600,647
Residential real estate loans	413,426	376,685
Consumer loans	199,486	189,534
Municipal loans	24,889	16,138
Other loans	327	457

Total loans	1,218,743	1,183,461
Less deferred loan fees net of costs	614	1,286
Less allowance for loan and lease losses	14,933	14,167

	$1,203,196	$1,168,008

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

The Company did not sell mortgage loans in 2006. For the years ended December 31, 2005 and 2004, the Company sold fixed-rate residential mortgage loans on the secondary market, which resulted in a net loss on the sale of loans of $24,200 and $91,400, respectively.

As of December 31, 2006 and 2005, non-accrual loans were $13.1 million and $8.9 million, respectively. Interest foregone was approximately $676,000, $471,000 and $357,000 for 2006, 2005, and 2004, respectively.

7. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	DECEMBER 31,
	2006	2005	2004
Beginning balance	$14,167	$13,641	$14,135
Provision for (recovery of) loan and lease losses	2,208	1,265	(685)
Recoveries	391	485	690
Loans charged off	(1,833)	(1,224)	(499)

Net (charge-offs) recoveries	(1,442)	(739)	191

Ending balance	$14,933	$14,167	$13,641

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Information regarding impaired loans is as follows:

	DECEMBER 31,
	2006	2005	2004
Average investment in impaired loans	$9,707	$7,528	$6,410
Interest income recognized on impaired loans, cash basis	582	280	172
Balance of impaired loans	13,124	8,938	5,413
Portion of impaired loan balance for which an allowance for credit losses is allocated	13,124	8,938	5,413
Portion of allowance for loan and lease losses allocated to the impaired loan balance	1,111	1,601	1,740

8. MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2006 and 2005 was $324,000, and $529,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $1.0 million and $949,000, respectively. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. The Company’s assumptions with respect to prepayments, which are affected by the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2006	2005	2004
Balance of loans serviced for others	$113,039	$117,963	$135,304

Mortgage Servicing Rights:
Balance at beginning of year	$529	$777	$897
Mortgage servicing rights capitalized	—	10	153
Amortization charged against mortgage servicing fee income	(206)	(266)	(283)
Valuation adjustment	1	8	10

Balance at end of year	$324	$529	$777

Valuation Allowance:
Balance at beginning of year	$(3)	$(11)	$(21)
Increase in impairment reserve	(1)	(14)	(7)
Reduction of impairment reserve	2	22	17

Balance at end of year	$(2)	$(3)	$(11)

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $311,000 and $336,000 at December 31, 2006 and 2005, respectively.

9. PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

	2006	2005
Land and buildings	$16,434	$16,378
Furniture, fixtures and equipment	13,597	13,791
Leasehold improvements	1,298	1,303
Construction in process	2,019	177

	33,348	31,649
Less: Accumulated depreciation and amortization	15,753	15,682

	$17,595	$15,967

Depreciation and amortization expense was $1.4 million for 2006 and $1.5 million for 2005 and 2004. Lease expense was approximately $540,000, $505,000 and $410,000 for 2006, 2005 and 2004, respectively. At December 31, 2006, under current lease contracts, the Company had the following schedule of future minimum lease payments:

2007	$595
2008	566
2009	404
2010	374
2011	280
Thereafter	1,024

$3,243

10. OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

	2006	2005	2004
Beginning balance	$—	$—	$158
Additions	474	—	56
Less: properties sold	349	—	196
Less: writedowns	—	—	18

Ending balance	$125	$—	$—

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

11. DEPOSITS

The aggregate amount of retail certificates of deposit, each with a minimum denomination of $100,000, was approximately $117.6 million and $91.9 million at December 31, 2006 and 2005, respectively. Total certificates of deposit included brokered deposits, also with a minimum denomination of $100,000, in the amount of $159.1 million and $207.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

2007	$446,828
2008	56,080
2009	31,784
2010	8,696
2011	3,550
Thereafter	8,350

$555,288

12. BORROWINGS

A summary of the borrowings from the FHLBB is as follows:

DECEMBER 31, 2006
Principal Amounts	Interest Rates	Maturity Date
$ 129,266	3.31% – 5.25%	2007
111,580	2.17% – 5.40%	2008
54,334	3.69% – 5.35%	2009
10,000	4.95%	2010
7,000	4.76% – 5.02%	2011
6,785	3.92% – 4.35%	2013
1,534	4.75%	2015
20,000	3.99%	2016

$ 340,499

DECEMBER 31, 2005
Principal Amounts	Interest Rates	Maturity Date
$ 109,962	3.68% – 5.55%	2006
36,608	3.31% – 4.47%	2007
71,104	2.17% – 4.58%	2008
29,219	3.69% – 4.97%	2009
10,000	4.95%	2010
27,000	4.50% – 5.02%	2011
2,024	3.92%	2013
1,584	4.75%	2015

$ 287,501

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Short- and long-term borrowings from the FHLBB consist of fixed and variable rate borrowings, and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The carrying value of loans pledged as collateral was $378.3 million and $258.8 million at December 31, 2006 and 2005, respectively. The carrying value of securities pledged as collateral at the FHLBB was $164.4 million and $179.1 million at December 31, 2006 and 2005, respectively. The FHLBB at its discretion can call $57.0 million of the Company’s long-term borrowings. The Company, through its bank subsidiary, has an available line of credit with FHLBB of $13.0 million at December 31, 2006 and 2005. The Company had no outstanding balance on its line of credit with the FHLBB at December 31, 2006 or 2005.

The Company utilizes other borrowings in the form of treasury, tax and loan deposits and repurchase agreements secured by U.S. government or agency securities. Balances outstanding at December 31 are shown in the table below:

	2006	2005
Treasury, tax and loan deposits	$1,083	$1,119
Securities sold under repurchase agreements	59,699	58,419

Total other borrowed funds	$60,782	$59,538

Weighted-average rate at the end of year	2.21%	2.33%

13. JUNIOR SUBORDINATED DEBENTURES

On April 25, 2006, Camden Capital Trust A (the “Trust”), an affiliate of the Company, was formed for the purpose of issuing capital securities to unaffiliated parties, and investing the proceeds from the sale in junior subordinated debentures issued by the Company. The Company owns all of the $1.1 million outstanding common securities of the Trust and effectively is the guarantor of the obligations of the Trust. The Trust issued $35.0 million of 6.71% (fixed through June 2011, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus 140 basis points) trust preferred securities to the public, and all of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in the Company’s $36.1 million of junior subordinated debentures, which represent the sole assets of the Trust. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed on May 4, 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by the Trust, are mandatorily redeemable on June 30, 2036, or may be redeemed by the Trust at par any time on or after June 30, 2011.

During 2006, the Company recorded $1.6 million of interest expense related to the junior subordinated debentures. At December 31, 2006, $32.9 million of the trust preferred securities was included in the Company’s Tier 1 capital, which amounted to 25.0% of the Company’s Tier 1 capital, while the full $35.0 million was included in the Company’s total risk-based capital, which amounted to 23.5% of total risk-based capital.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

14. EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The measurement date used to determine post-retirement benefits is December 31. Information regarding the post-retirement benefit plan is as follows:

	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of the year	$1,177	$1,068	$977
Service cost	46	76	68
Interest cost	58	68	65
Actuarial gain	(160)	—	—
Benefits paid	(30)	(35)	(42)

Benefit obligation at end of year	1,091	1,177	1,068

Funded status	(1,091)	(1,177)	(1,068)
Unrecognized net actuarial loss	—	252	264
Unrecognized net prior service cost	—	(14)	(30)
Accrued benefit cost, included in other liabilities	$(1,091)	$(939)	$(834)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$90	$—	$—
Net deferred tax benefit	(32)	—	—

Total accumulated other comprehensive loss	$58	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.0%	6.5%	6.5%
Weighted-average discount rate assumption used to determine net benefit costs	5.7%	6.5%	6.5%

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$46	$76	$68
Interest cost	58	68	65
Amortization of prior service cost	(16)	(16)	(16)
Recognized net actuarial loss	4	12	13

Net periodic benefit cost	$92	$140	$130

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 are $4,000 of net actuarial loss. The expected benefit payments for the next ten years are $35,000 for 2007, $42,000 for 2008, $47,000 for 2009, $57,000 for 2010, $62,000 for 2011, and a total of $325,000 for the years 2012 through 2016. The expected contribution for 2007 is $136,600.

For measurement purposes, a 6.1% annual rate of increase in the per capita cost to cover health care benefits was assumed for 2006 and thereafter. A 1.0% increase or decrease in the assumed health care cost trends rate would not have a material impact on the accumulated post-retirement benefit obligation due to a built-in cap on annual benefits.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act on the accumulated projected benefit obligation or net periodic post-retirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

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

	2006	2005	2004
Change in benefit obligation
Benefit obligation at beginning of the year	$3,922	$3,586	$3,346
Service cost	311	278	257
Interest cost	236	232	205
Actuarial loss (gain)	251	1	(47)
Benefits paid	(211)	(175)	(175)

Benefit obligation at end of year	4,509	3,922	3,586

Funded status	(4,509)	(3,922)	(3,586)
Unrecognized net transition obligation	—	2	30
Unrecognized net actuarial loss	—	822	871
Unrecognized net prior service cost	—	192	211

Accrued benefit cost, included in other liabilities	$(4,509)	$(2,906)	$(2,474)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

Net actuarial loss	$903	$—	$—
Prior service cost	173	—	—
Net deferred tax benefit	(376)	—	—

Total accumulated other comprehensive loss	$700	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	5.9%	6.3%	6.3%
Weighted-average discount rate assumption used to determine net benefit costs	5.6%	6.3%	6.5%

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$311	$278	$257
Interest cost	236	232	205
Amortization of transition obligation	2	28	28
Amortization of prior service cost	19	18	19
Recognized net actuarial loss	103	50	61

Net periodic benefit cost	$671	$606	$570

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 are $51,900 of net actuarial loss and $18,500 of prior service cost. The expected benefit payments for the next ten years are $211,000 per year for years 2007 through 2011, and a total of $1,440,000 for the years 2012 through 2016. The expected contribution for 2007 is $640,000.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial condition and to recognize through comprehensive income changes in the funded status in the year in which the changes occur. The funded status of a plan should be measured as of the date of the Company’s year-end statement of financial condition, with limited exceptions. As of December 31, 2006, the Company’s postretirement plans were underfunded $1.2 million. The incremental effects of applying SFAS No. 158 on individual line items in the statement of condition are as follows:

	December 31, 2006
	Before application of SFAS No. 158	Adjustment	After application of SFAS No. 158
Other assets	$58,456	$408	$58,864
Total assets	1,769,478	408	1,769,886
Accrued interest and other liabilities	14,149	1,166	15,315
Total liabilities	1,661,668	1,166	1,662,834
Accumulated other comprehensive loss	3,183	758	3,941
Total shareholders’ equity	107,810	758	107,052

401(k) / Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their eligible compensation and may make additional contributions subject to the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, aggregate expenses under the plan amounted to $915,800, $837,800 and $847,200, respectively.

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

16. SHAREHOLDERS’ EQUITY

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. The Company paid $6.2 million, $9.9 million and $6.1 million in dividends to shareholders for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Common Stock Repurchase

In June 2006, the Board of Directors of the Company approved the 2006 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2007. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Under the 2006 Plan, which was in effect for the second half of 2006, the Company repurchased 60 shares of common stock at an average price of $42.84. In July 2005, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock for reasons similar to the 2006 Plan. Under the 2005 Plan, which was in effect through the second quarter of 2006, the Company repurchased 60,359 shares of common stock at an average price of $37.91 during 2006.

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

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. As of December 31, 2006, 1,144 of the restricted stock awards have been forfeited. The Company recorded approximately $41,200 of compensation expense and $14,400 of related tax benefit for the year ended December 31, 2006, and approximately $46,000 of compensation expense and $16,100 of related tax benefit for the year ended December 31, 2005.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and 2005, and changes during the years ended on those dates, is presented below.

	December 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	4,027	$36.69
Vested during the year	1,342	36.69
Forfeited during the year	484	36.69

Nonvested at end of year	2,201	$36.69

	December 31, 2005
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted during the year	4,687	36.69
Forfeited during the year	660	36.69

Nonvested at end of year	4,027	$36.69

At the closing price on December 31, 2006 of $46.12, the total fair value of restricted stock awards vested during the period was $61,900. No restricted stock awards vested during the year ended December 31, 2005.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, or retires from the company during the two year period. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 88 shares have been forfeited. During the first quarter of 2005, under the MSPP, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91, of which 601 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $35,200 of compensation expense and $12,300 of related tax benefit during the year ended December 31, 2006, and approximately $17,300 of compensation expense and $6,000 of related tax benefit during the year ended December 31, 2005.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of December 31, 2006 and 2005, and changes during the years ended on those dates, is presented below.

	December 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	3,094	$12.45
Granted during the year	4,792	11.65
Forfeited during the year	328	12.24

Nonvested at end of year	7,558	$11.95

	December 31, 2005
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted during year	3,455	12.45
Forfeited during year	361	12.45

Nonvested at end of year	3,094	$12.45

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives, for certain executive officers of the Company, to allow the Company to attract and retain in its employ persons who will contribute to its future success. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current calculation of awards, based on projections of tangible book value and return on average equity for the three-year performance periods January 1, 2005 through December 31, 2007 and January 1, 2006 through December 31, 2008, is not considered material and no related expense has been recognized.

Stock Option Awards

The Company issued, under the current plan, 36,000, 43,750 and 10,000 incentive stock options to employees during 2006, 2005 and 2004, respectively, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years; in 2005, dividend yield of 3.6%, expected volatility of 25.37%, risk-free interest rate of 3.74%, and expected lives of 7.8 years; and in 2004, dividend yield of 2.4%, expected volatility of 26.12%, risk-free interest rate of 3.10%, and expected lives of 7.8 years. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as historical option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $93,400 of compensation expense for the year ended December 31, 2006. The Company recorded approximately $27,400 of compensation expense during the year ended December 31, 2005, while no compensation expense was recognized for the year ended December 31, 2004.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ended on those dates is presented below.

	December 31, 2006
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	107,680	$26.72
Granted during the year	36,000	35.04
Exercised during the year	38,754	17.86
Forfeited during the year	9,950	32.06

Outstanding at end of year	94,976	$32.92	7.6	$1,253

Exercisable at end of year	25,026	$25.75	5.1	$510

	December 31, 2005
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	83,130	$18.73
Granted during the year	43,750	36.42
Exercised during the year	17,700	12.33
Forfeited during the year	1,500	36.69

Outstanding at end of year	107,680	$26.72	6.2	$817

Exercisable at end of year	51,430	$17.73	3.4	$780

	December 31, 2004
	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	78,802	$16.84
Granted during the year	10,000	32.32
Exercised during the year	5,672	16.45

Outstanding at end of year	83,130	$18.73	4.6	$1,720

Exercisable at end of year	65,130	$15.50	3.4	$1,557

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $7.96, $7.78 and $8.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $786,500, $429,600 and $82,800, respectively.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

A summary of the status of the Company’s nonvested stock options as of December 31, 2006, 2005 and 2004, and changes during the years ended on those date, is presented below.

	December 31, 2006		December 31, 2005		December 31, 2004
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	56,250	$7.31	18,000	$5.79	10,000	$2.77
Granted during the year	36,000	7.96	43,750	7.78	10,000	8.21
Vested during the year	12,450	7.05	4,000	5.49	2,000	2.77
Forfeited during the year	9,850	5.85	1,500	7.86	—	—

Nonvested at end of year	69,950	$7.90	56,250	$7.31	18,000	$5.79

At the closing price on December 31, 2006 of $46.12, the total fair value of stock options vested during 2006 was $574,200.

The following table summarizes information related to options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$16.00 - $23.99	14,976	3.1	$19.31	14,976	$19.31
$24.00 - $31.99	5,000	7.1	31.15	2,000	31.15
$32.00 - $39.99	75,000	8.6	35.76	8,050	36.40

	94,976	7.6	$32.92	25,026	$25.75

As of December 31, 2006, there was $468,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.1 years.

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
Net income, as reported	$20,276	$21,380	$19,493
Weighted-average shares	6,919,579	7,599,051	7,685,006
Effect of dilutive employee stock options	10,657	25,541	34,782
Adjusted weighted-average shares and assumed conversion	6,930,236	7,624,592	7,719,788
Basic earnings per share	$2.93	$2.81	$2.54
Diluted earnings per share	$2.93	$2.80	$2.53

At December 31, 2006 and 2004, all outstanding and exercisable options were in-the-money options as the exercise price was less than the average market price of the common stock. At December 31, 2005, 62,930 of the options outstanding and 50,930 of the options exercisable were in-the-money options.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

18. INCOME TAXES

The current and deferred components of income tax expense were as follows:

	2006	2005	2004
Current:
Federal	$9,382	$10,264	$8,932
State	344	346	314

	9,726	10,610	9,246
Deferred:
Federal	(615)	(642)	475

	$9,111	$9,968	$9,721

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes as follows:

	2006	2005	2004
Computed tax expense	$10,285	$10,972	$10,225
Increase (reduction) in income taxes resulting from:
Tax exempt income	(715)	(411)	(230)
State taxes, net of federal benefit	224	225	204
Income from life insurance	(280)	(225)	(325)
Low income housing credits	(419)	(379)	(336)
Other	16	(214)	183

	$9,111	$9,968	$9,721

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2006		2005
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans and leases	$5,225	$—	$4,957	$—
Allowance for investment losses	52	—	86	—
Capitalized costs	7	—	8	—
Pension and other benefits	1,543	—	1,346	—
Depreciation	—	507	—	539
Deferred loan origination fees	—	930	—	653
Deferred compensation and benefits	827	—	571	—
Unrealized losses on investments available for sale	1,607	—	1,929	—
Unrealized losses on derivatives	107	—	61	—
Unfunded post-retirement plans	408	—	—	—
Interest receivable	508	—	221	—
Deposit premium	899	—	812	—
Mortgage servicing rights	—	114	—	185
Prepaid expenses	—	242	—	—
Other	47	—	78	—

	$11,230	$1,793	$10,069	$1,377

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on our financial statements.

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

	2006	2005
Balance, January 1,	$10,894	$10,472
Loans made/advanced and additions	423	1,982
Repayments and reductions	997	1,560

Balance, December 31,	$10,320	$10,894

In addition to the loans noted above, the Company had deposits at December 31, 2006 and 2005 from the same individuals of $10.6 million and $9.8 million, respectively.

20. LEGAL CONTINGENCIES

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, CNB was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed CNB broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against CNB and awarded damages of $1.5 million. Management of CNB and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, CNB filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff, in the principal amount of $1.5 million. CNB has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, CNB recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006 the Court denied Steamship Navigation Company’s motion to revise or set aside CNB’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through December 31, 2006, is $638,291. The plaintiff’s attorney has since filed an appeal asking if the Court committed errors in this case.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. The Company considers the case to be without merit and plans to defend the matter vigorously, thus, no reserve for potential expenditure has been recorded as of December 31, 2006. On February 28, 2007, the United States District Court, District of Maine, granted the Company’s motion to dismiss the original and amended complaint, and denied the BHT motion to amend the amended complaint. The case remains open for appeal by BHT.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2006, 2005 or 2004.

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

As of December 31, 2006 and 2005, the Company had interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010, which were acquired to limit the Company’s exposure to falling rates on Prime rate loans. As of December 31, 2004, the Company had $30.0 million (notional principal amount) in swap contracts in which the Company was hedging prime-based variable rate commercial loans to a fixed rate of 6.90%. The interest rate swap agreements matured in February 2005.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

At December 31, 2006 and 2005, the contractual or notional amounts of credit related and derivative financial instruments were as follows:

	2006	2005
Contractual
Commitments to extend credit	$250,585	$265,325
Letters of credit	1,925	1,992
Notional
Floors	50,000	50,000

The estimated fair values of the Company’s financial instruments reported in the Consolidated Statements of Condition were as follows:

	DECEMBER 31, 2006		DECEMBER 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks and federal funds sold	$33,358	$33,358	$31,431	$31,431
Securities available for sale	409,926	409,926	350,502	350,502
Securities held to maturity	34,167	34,389	17,127	17,167
Loans receivable	1,203,196	1,197,262	1,168,008	1,135,920
Interest receivable	7,488	7,488	6,689	6,689
Life insurance policies	21,677	21,677	20,877	20,877
Interest floors	97	97	236	236

Financial liabilities:
Deposits	$1,185,801	$1,181,811	$1,163,905	$1,158,538
Borrowings from Federal Home Loan Bank	340,499	336,019	287,501	284,454
Other borrowed funds	60,782	60,782	59,538	59,538
Junior subordinated debentures	36,083	35,807	—	—
Due to broker	24,354	24,354	—	—
Interest payable	4,504	4,504	3,488	3,488

22. REGULATORY MATTERS

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the FRB and the Comptroller of the Currency. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2006, the Company and its bank subsidiary meet all capital requirements to which they are subject. Prompt corrective action provisions are not applicable to bank holding companies.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

As of December 31, 2006, the bank subsidiary was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the bank subsidiary of the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The ability of the Company to pay cash dividends depends on the receipt of dividends from its subsidiaries. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends from legally available funds when and as declared by each subsidiary’s Board of Directors.

The actual capital amounts and ratios for the Company and its bank subsidiary as of December 31, 2006 are presented in the table. The amounts and ratios as of December 31, 2005 include the separate disclosure of UnitedKingfield Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2006
Total Capital (To Risk-Weighted Assets):
Consolidated	$149,076	12.7%	$93,720	8.0%	N/A
Camden National Bank	138,191	11.9%	93,063	8.0%	$116,329	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$132,288	11.3%	$46,860	4.0%	N/A
Camden National Bank	123,622	10.6%	46,532	4.0%	$69,798	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$132,288	7.6%	$69,357	4.0%	N/A
Camden National Bank	123,622	7.2%	68,945	4.0%	$86,181	5.0%

As of December 31, 2005
Total Capital (To Risk-Weighted Assets):
Consolidated	$135,198	11.9%	$90,719	8.0%	N/A
Camden National Bank	88,068	11.3%	62,626	8.0%	$78,282	10.0%
UnitedKingfield Bank	38,822	11.3%	27,480	8.0%	34,349	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$120,998	10.7%	$45,360	4.0%	N/A
Camden National Bank	78,396	10.0%	31,313	4.0%	$46,969	6.0%
UnitedKingfield Bank	34,525	10.1%	13,740	4.0%	20,610	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$120,998	7.6%	$63,719	4.0%	N/A
Camden National Bank	78,396	7.1%	43,951	4.0%	$54,938	5.0%
UnitedKingfield Bank	34,525	7.1%	19,421	4.0%	24,277	5.0%

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

23. HOLDING COMPANY

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

Statements of Condition DECEMBER 31,
	2006	2005
Assets
Cash	$2,753	$1,687
Premises and equipment	5,045	4,996
Investment in subsidiaries:
Bank subsidiary	128,508	118,020
Other subsidiaries	8,018	7,538
Amounts receivable from subsidiaries	1,140	52
Investment in Camden Capital Trust A	1,083	—
Other assets	3,058	1,405

Total assets	$149,605	$133,698

Liabilities and Shareholders’ Equity
Amounts due to subsidiaries	$1,480	$295
Junior subordinated debentures	36,083	—
Accrued and other expenses	4,990	3,865
Shareholders’ equity	107,052	129,538

Total liabilities and shareholders’ equity	$149,605	$133,698

Statements of Income FOR YEARS ENDED DECEMBER 31,
	2006	2005	2004
Operating Income
Dividend income from bank subsidiaries	$11,014	$12,895	$5,924
Fees from subsidiaries	12,053	11,398	10,697
Other income	11	2	4

Total operating income	23,078	24,295	16,625

Operating Expenses
Interest on borrowings	1,637	—	—
Salaries and employee benefits	7,207	7,514	6,941
Net occupancy	422	398	395
Furniture, equipment and data processing	1,414	1,277	1,215
Other operating expenses	3,165	2,344	2,266

Total operating expenses	13,845	11,533	10,817

Income before equity in undistributed earnings of subsidiaries	9,233	12,762	5,808
Equity in undistributed earnings of subsidiaries	10,455	8,576	13,649

Income before income taxes	19,688	21,338	19,457
Income tax benefit	588	42	36

Net Income	$20,276	$21,380	$19,493

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Cash Flows FOR YEARS ENDED DECEMBER 31,
	2006	2005	2004
Operating Activities
Net income	$20,276	$21,380	$19,493
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,455)	(8,576)	(13,649)
Depreciation and amortization	507	543	551
Equity compensation expense	172	91	—
Decrease (increase) in amount receivable from subsidiaries	97	(52)	501
(Increase) decrease in other assets	(1,808)	(692)	1,337
Increase in payables	970	631	874

Net cash provided by operating activities	9,759	13,325	9,107

Investing Activities
Purchase of premises and equipment	(1,003)	(218)	(490)
Investment in Camden Capital Trust A	(1,083)	—	—

Net cash used by investing activities	(2,086)	(218)	(490)

Financing Activities
Proceeds from stock issuance under option plan	539	61	71
Exercise and repurchase of stock options	—	(108)	—
Issuance of junior subordinated debentures	36,083	—	—
Purchase of common stock	(36,983)	(3,927)	(4,067)
Dividends paid	(6,246)	(9,916)	(6,149)

Net cash used by financing activities	(6,607)	(13,890)	(10,145)

Net increase (decrease) in cash	1,066	(783)	(1,528)
Cash at beginning of year	1,687	2,470	3,998

Cash at end of year	$2,753	$1,687	$2,470

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

24. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2006
Interest income	$25,396	$26,699	$27,421	$27,722
Interest expense	11,194	13,182	14,258	14,414

Net interest income	14,202	13,517	13,163	13,308
Provision for loan and lease losses	552	552	552	552
Non-interest income	2,779	2,928	3,003	2,919
Non-interest expense	9,212	8,264	8,180	8,568

Income before income taxes	7,217	7,629	7,434	7,107
Applicable income taxes	2,280	2,370	2,298	2,163

Net income	$4,937	$5,259	$5,136	$4,944

Per common share:
Basic	$0.66	$0.75	$0.77	$0.75
Diluted	$0.66	$0.75	$0.77	$0.75

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2005
Interest income	$20,153	$21,612	$23,425	$24,531
Interest expense	7,193	8,206	9,214	10,084

Net interest income	12,960	13,406	14,211	14,447
Provision for loan and lease losses	230	345	345	345
Non-interest income	2,426	2,664	2,641	2,319
Non-interest expense	7,888	7,857	8,389	8,327

Income before income taxes	7,268	7,868	8,118	8,094
Applicable income taxes	2,427	2,412	2,626	2,503

Net income	$4,841	$5,456	$5,492	$5,591

Per common share:
Basic	$0.63	$0.72	$0.72	$0.74
Diluted	$0.63	$0.71	$0.72	$0.74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 14, the Company changed its method of accounting for its post-retirement plan and supplemental executive retirement plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Camden National Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 8, 2007

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2006. The standard measures adopted by management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Camden National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Camden National Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Camden National Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Camden National Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

Berry, Dunn, McNeil & Parker

Portland, Maine

March 8, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 1, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 1, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 1, 2007.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 1, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 1, 2007.

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

3. Exhibits:

(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(3.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.4)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).

(10.3)	Employment Agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(10.4)*	Amendment to the Employment Agreement by and between the Company and its Chief Executive Officer.

(10.5)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.6)	Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.7)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(10.8)	The Company’s Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 10, 2006).

(10.9)*	Executive Deferred Compensation Plan.

(10.10)*	Director Deferred Compensation Plan.

(10.11)	The Company’s 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(10.12)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2006).

(10.13)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.14)*	The Company’s Management Stock Purchase Plan.

(10.15)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).

(10.16)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.17)	The Company’s Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.18)*	The Company’s 2006 Executive Incentive Compensation Program.

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 16 to the Notes to Consolidated Financial Statements in this report).

(14)	The Company’s Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 10, 2006).

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

80

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle	March 9, 2007
Robert W. Daigle	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

/s/ Robert W. Daigle	March 9, 2007	/s/ Sean G. Daly	March 9, 2007
Robert W. Daigle President, Director and Chief Executive Officer	Date	Sean G. Daly Chief Financial Officer and Principal Financial and Accounting Officer	Date

/s/ Rendle A. Jones	March 9, 2007	/s/ Ann W. Bresnahan	March 9, 2007
Rendle A. Jones Chairman and Director	Date	Ann W. Bresnahan Director	Date

/s/ Robert J. Campbell	March 9, 2007	/s/ David C. Flanagan	March 9, 2007
Robert J. Campbell Director	Date	David C. Flanagan Director	Date

/s/ Ward I. Graffam	March 9, 2007	/s/ John W. Holmes	March 9, 2007
Ward I. Graffam Director	Date	John W. Holmes Director	Date

/s/ Theodore C. Johanson	March 9, 2007
Theodore C. Johanson Director	Date	Winfield F. Robinson Director	Date

/s/ Robin A. Sawyer	March 9, 2007
Robin A. Sawyer Director	Date