Form 10-Q
period 2007-03-31
CAMDEN NATIONAL CORP
filed 2007-05-04
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding at May 2, 2007: Common stock (no par value) 6,621,076 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

May 4, 2007

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$29,823	$33,358
Federal funds sold	55	—
Securities available for sale, at market	401,674	409,926
Securities held to maturity (market value $34,162 and $34,389 at March 31, 2007 and December 31, 2006, respectively)	33,920	34,167
Loans, less allowance for loan and lease losses of $14,873 and $14,933 at March 31, 2007 and December 31, 2006, respectively	1,185,384	1,203,196
Premises and equipment, net	18,977	17,595
Other real estate owned	—	125
Interest receivable	7,624	7,488
Core deposit intangible	962	1,176
Goodwill	3,991	3,991
Other assets	58,352	58,864

Total assets	$1,740,762	$1,769,886

Liabilities
Deposits:
Demand	$139,553	$146,458
NOW	123,637	125,809
Money market	283,451	261,585
Savings	90,217	96,661
Certificates of deposit	552,506	555,288

Total deposits	1,189,364	1,185,801

Borrowings from Federal Home Loan Bank	306,087	340,499
Other borrowed funds	80,806	60,782
Junior subordinated debentures	36,083	36,083
Due to broker	—	24,354
Accrued interest and other liabilities	16,159	15,315

Total liabilities	1,628,499	1,662,834

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 6,624,636 and 6,616,780 shares on March 31, 2007 and December 31, 2006, respectively	2,478	2,450
Surplus	2,535	2,584
Retained earnings	109,385	105,959
Accumulated other comprehensive loss:
Net unrealized losses on securities available for sale, net of tax	(1,158)	(2,985)
Net unrealized losses on derivative instruments, at fair value, net of tax	(188)	(198)
Adjustment for unfunded post-retirement plans, net of tax	(789)	(758)

Total accumulated other comprehensive loss	(2,135)	(3,941)

Total shareholders’ equity	112,263	107,052

Total liabilities and shareholders’ equity	$1,740,762	$1,769,886

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended March 31,
	2007	2006
Interest Income
Interest and fees on loans	$21,499	$20,683
Interest on U.S. government and sponsored enterprise obligations	4,752	4,131
Interest on state and political subdivision obligations	411	291
Interest on federal funds sold and other investments	327	291

Total interest income	26,989	25,396

Interest Expense
Interest on deposits	9,470	7,492
Interest on other borrowings	4,490	3,702
Interest on junior subordinated debentures	587	—

Total interest expense	14,547	11,194

Net interest income	12,442	14,202
Provision for Loan and Lease Losses	100	552

Net interest income after provision for loan and lease losses	12,342	13,650

Non-interest Income
Service charges on deposit accounts	845	795
Other service charges and fees	427	474
Income from fiduciary services	1,199	1,077
Brokerage and insurance commissions	199	112
Mortgage servicing income, net	26	32
Life insurance earnings	188	200
Other income	160	89

Total non-interest income	3,044	2,779

Non-interest Expenses
Salaries and employee benefits	4,646	4,736
Net occupancy	688	667
Furniture, equipment and data processing	544	521
Amortization of core deposit intangible	214	221
Other expenses	2,473	3,067

Total non-interest expenses	8,565	9,212

Income before income taxes	6,821	7,217
Income Taxes	2,039	2,280

Net Income	$4,782	$4,937

Per Share Data
Basic earnings per share	$0.72	$0.66
Diluted earnings per share	0.72	0.66
Cash dividends per share	$0.24	$0.22
Weighted average number of shares outstanding	6,621,407	7,523,982

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Losses on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Unfunded Post-retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$129,538

Net income	—	—	4,937	—	—	—	4,937
Change in unrealized losses on derivative instruments, net of taxes of $47	—	—	—	—	(87)	—	(87)
Change in unrealized losses on securities available for sale, net of taxes of $277	—	—	—	(515)	—	—	(515)

Total comprehensive income	—	—	4,937	(515)	(87)		4,335

Equity compensation expense	—	40	—	—		—	40
Exercise of stock options and issuance of restricted stock (total 11,390 shares)	—	(304)	285	—	—	—	(19)
Purchase of common stock (20,704 shares)	—	(28)	(704)	—	—	—	(732)
Cash dividends declared ($0.22/ share)	—	—	(1,669)	—	—	—	(1,669)

Balance at March 31, 2006	$2,450	$3,806	$129,536	$(4,099)	$(200)	$—	$131,493

Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	4,782	—	—	—	4,782
Change in unrealized losses on derivative instruments, net of taxes of $(6)	—	—	—	—	10	—	10
Change in unrealized losses on securities available for sale, net of taxes of $(984)	—	—	—	1,827	—	—	1,827
Change in unfunded post-retirement plans, net of taxes of $17	—	—	—	—	—	(31)	(31)

Total comprehensive income	—	—	4,782	1,827	10	(31)	6,588
Equity compensation expense	—	64	—	—	—	—	64
Exercise of stock options and issuance of restricted stock (total 7,696 shares)	28	(113)	235	—	—	—	150
Cash dividends declared ($0.24 / share)	—	—	(1,591)	—	—	—	(1,591)

Balance at March 31, 2007	$2,478	$2,535	$109,385	$(1,158)	$(188)	$(789)	$112,263

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three months Ended March 31,
	2007	2006
Operating Activities
Net Income	$4,782	$4,937
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100	552
Depreciation and amortization	369	434
Equity compensation costs	64	40
Increase in interest receivable	(136)	(721)
Decrease in core deposit intangible	214	221
(Increase) decrease in other assets	(168)	976
Increase in other liabilities	844	2,598

Net cash provided by operating activities	6,069	9,037

Investing Activities
Proceeds from maturities of securities held to maturity	244	196
Proceeds from sales and maturities of securities available for sale	20,494	12,765
Purchase of securities held to maturity	—	(9,068)
Purchase of securities available for sale	(9,360)	(53,513)
Change in Federal Home Loan Bank Stock	(340)	—
Net decrease (increase) in loans	17,712	(30,403)
Change in federal funds sold	(55)	1,110
Net decrease (increase) in other real estate owned	125	(349)
Purchase of premises and equipment	(1,803)	(199)

Net cash provided by (used in) investing activities	27,017	(79,461)

Financing Activities
Net increase in deposits	3,563	40,361
Proceeds from Federal Home Loan Bank borrowings	4,977,989	6,383,370
Repayments on Federal Home Loan Bank borrowings	(5,012,402)	(6,340,551)
Net increase (decrease) in other borrowed funds	20,024	(4,365)
Decrease in due to broker	(24,354)	—
Purchase of common stock	—	(732)
Exercise of stock options and stock issuance under option plan	150	(19)
Cash dividends paid	(1,591)	(1,669)

Net cash (used in) provided by financing activities	(36,621)	76,395

Net (decrease) increase in cash and cash equivalents	(3,535)	5,971
Cash and cash equivalents at beginning of year	33,358	30,321

Cash and cash equivalents at end of period	$29,823	$36,292

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2007 and December 31, 2006, the consolidated statements of income for the three months ended March 31, 2007 and 2006, the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2006 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2007	2006
Net income, as reported	$4,782	$4,937

Weighted average shares outstanding	6,621,407	7,523,982
Effect of dilutive potential common stock	8,743	13,940

Adjusted weighted average shares and assumed conversion	6,630,150	7,537,922

Basic earnings per share	$0.72	$0.66
Diluted earnings per share	$0.72	$0.66

At March 31, 2007, the Company had 84,676 outstanding stock options that were in-the-money options, as the exercise price was less than the average market price of the common stock. At March 31, 2006 all outstanding stock options were in-the-money options. At March 31, 2007, the Company had 82,850 non-vested stock option grants, of which 33,250 were in-the-money options. At March 31, 2006, the Company had 82,000 non-vested stock option grants, all of which were in-the-money options.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. Under these agreements, the Company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” management designated these floors as cash flow hedges. Management estimated the hedge relationship to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At March 31, 2007 and December 31, 2006, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At March 31, 2007, the Company had a greater than 12 months unrealized loss of $3.3 million, which represents 1.3% of the $258.4 million fair value of the specific securities and 0.8% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 59.8% mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), 20.6% municipal bonds, 11.2% U.S. government sponsored enterprises, and 8.4% collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future; therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at March 31, 2007 and December 31, 2006, and the length of time they have been in a continuous loss position, are as follows:

	March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$61,470	$(508)	$61,470	$(508)
Obligations of states and political subdivisions	508	(1)	10,092	(33)	10,600	(34)
Mortgage-backed securities	26	—	172,299	(2,550)	172,325	(2,550)
Other debt securities	—	—	14,494	(237)	14,494	(237)

Total	$534	$(1)	$258,355	$(3,328)	$258,889	$(3,329)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$9,950	$(36)	$56,289	$(712)	$66,239	$(748)
Obligations of states and political subdivisions	972	(2)	9,514	(35)	10,486	(37)
Mortgage-backed securities	69,166	(243)	167,108	(4,130)	236,274	(4,373)
Other debt securities	—	—	15,060	(347)	15,060	(347)

Total	$80,088	$(281)	$247,971	$(5,224)	$328,059	$(5,505)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	8,462	8,248

Core deposit intangible, net	$962	$1,176

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2007 and 2006 amounted to $214,000 and $221,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized in 2008 is estimated to be $856,000 in 2007 and $320,000 in 2008.

NOTE 6 – GOODWILL

At March 31, 2007 and December 31, 2006, the value of the Company’s goodwill, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2006, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2006, the Board of Directors of the Company approved the 2006 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2007. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through March 31, 2007, the Company repurchased 60 shares of common stock at an average price of $42.84 under the 2006 Plan, all of which were purchased in 2006.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), using a modified prospective application. The Company had previously adopted the expense provisions of SFAS No. 123, thus adoption of SFAS No. 123(R) did not have a material effect on the statements of condition or results of operations of the Company.

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company issued 6,873 shares of restricted stock, all of which vest over a three-year period. As of March 31, 2007, 1,342 of the restricted stock awards have been forfeited. The Company recorded approximately $15,500 of compensation expense and $5,400 of related tax benefit for the quarter ended March 31, 2007, and approximately $11,750 of compensation expense and $4,100 of related tax benefit for the quarter ended March 31, 2006. A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2007, and changes during the period ended on that date, is presented below.

	March 31, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	2,201	$36.69
Granted during the period	6,873	44.15
Vested during the period	1,100	36.69
Forfeited during the period	198	36.69

Nonvested at end of period	7,776	$43.28

At the closing price on March 31, 2007 of $43.40, the total fair value of restricted stock awards vested during the period was $47,700.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, or retires from the Company during the two year period. During the first quarter of 2007, under the MSPP, the Company issued 934 shares of restricted stock at a discounted price of $29.67, of which 11 shares have been forfeited. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 527 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $6,500 of compensation expense and $2,300 of related tax benefit during the quarter ended March 31, 2007, and approximately $7,100 of compensation expense and $2,500 of related tax benefit during the quarter ended March 31, 2006. A summary of the status of the Company’s nonvested restricted stock under the MSPP as of March 31, 2007, and changes during the period ended on that date, is presented below.

	March 31, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,558	$11.95
Granted during the period	934	14.84
Vested during the period	2,854	12.45
Forfeited during the period	450	11.73

Nonvested at end of period	5,188	$12.22

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company to allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current aggregate amount of awards, based on actual and projected results of tangible book value and return on average equity for the three-year performance periods January 1, 2005 - December 31, 2007, January 1, 2006 - December 31, 2008, and January 1, 2007 - December 31, 2009 is not considered material and no related expense has been recognized.

Stock Option Awards

During the first quarter of 2007, the Company issued, under the current plan, 35,250 incentive stock options to employees, all of which vest over a five-year period. During the first quarter of 2006, the Company issued, under the current plan, 36,000 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2007, dividend yield of 2.0%, expected volatility of 26.69%, risk-free interest rate of 4.78%, and expected lives of 5.0 years; in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years. Expected volatilities are based on the historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $41,900 and $19,000 of compensation expense during the first three months of 2007 and 2006, respectively. A summary of the status of the Company’s stock option plans as of March 31, 2007, and changes during the three-month period ended on that date is presented below.

	March 31, 2007
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	94,976	$32.92
Granted during the period	35,250	44.52
Exercised during the period	5,550	27.57
Forfeited during the period	6,750	37.85

Outstanding at end of period	117,926	$36.36	8.2	$867

Exercisable at end of period	35,076	$29.82	6.4	$476

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2007 was $11.55. The total intrinsic value of options exercised during the three-month period ended March 31, 2007 was $93,200. A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the three-month period ended on that date, is presented below.

	March 31, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	69,950	$7.90
Granted during the period	35,250	11.55
Vested during the period	15,600	7.88
Forfeited during the period	6,750	9.21

Nonvested at end of period	82,850	$9.35

At the closing price on March 31, 2007 of $43.40, the total fair value of stock options vested during the period was $677,000.

The following table summarizes information related to options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	7,726	1.9	$17.30	7,726	$17.30
$20.00 - $29.99	4,500	5.8	23.08	4,500	23.08
$30.00 - $39.99	72,450	8.2	35.47	22,850	35.38
$40.00 - $49.99	33,250	9.9	44.51	—	—

	117,926	8.2	$36.36	35,076	$29.82

As of March 31, 2007, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2007 and 2006 and December 31, 2006 was $270,000, $474,000, and $324,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $950,000, $962,000 and $1.0 million, respectively, at March 31, 2007 and 2006 and December 31, 2006. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Balance of loans serviced for others	$106,751	$116,283

Mortgage Servicing Rights:
Balance at beginning of year	$324	$529
Mortgage servicing rights capitalized	—	—
Amortization charged against mortgage servicing income	(55)	(55)
Change in valuation allowance	1	—

Balance at end of period	$270	$474

Valuation allowance:
Balance at beginning of year	$(2)	$(3)
Reduction of impairment reserve	1	—

Balance at end of period	$(1)	$(3)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Service cost	$14	$11
Interest cost	18	15
Amortization of prior service cost	(5)	(4)
Recognized net actuarial loss	1	1

Net periodic benefit cost	$28	$23

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

Net actuarial loss	$89	$—
Net deferred tax benefit	(31)	—

Total accumulated other comprehensive loss	$58	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	5.70%
Weighted-average discount rate assumption used to determine net benefit cost	6.00%	5.70%

The Company’s expected benefit payments for the second quarter of 2007 are $8,750 and the expected benefit payments for all of 2007 are $35,000. The expected contribution for 2007 is $136,600.

Supplemental Executive Retirement Plan

The Company also sponsors an unfunded, non-qualified supplemental executive retirement plan (“SERP”) for certain officers. The agreement provides that current active participants, with 5 years of service (vested) and a calculated benefit under the plan, will be paid a life annuity upon retirement at age 55 or older, while vested participants who leave the Company prior to age 55 will be paid a 15-year benefit starting at age 65. For those eligible for benefits, the agreement provides for a minimum 15-year guaranteed benefit for all vested participants. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Service cost	$77	$78
Interest cost	65	59
Amortization of transition obligation	—	7
Amortization of prior service cost	5	5
Recognized net actuarial loss	13	19

Net periodic benefit cost	$160	$168

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Net actuarial loss	$957	$—
Prior service cost	168	—
Net deferred tax benefit	(394)	—

Total accumulated other comprehensive loss	$731	$—

Weighted-average discount rate assumption used to determine benefit obligation	5.90%	5.55%
Weighted-average discount rate assumption used to determine net benefit cost	5.90%	5.55%

The Company’s expected benefit payments for the second quarter of 2007 are $53,000 and the expected benefit payments for all of 2007 are $211,000. The expected contribution for 2007 is $640,000.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on our financial statements. Although not currently in review, tax years 2003 through 2006 are open for audit by the IRS and Maine Revenue Services. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

NOTE 13 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, was $638,291. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. To date, no decision has been rendered.

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. The Company considered the case to be without merit, thus, no reserve for potential expenditure had been recorded. On February 28, 2007, the United States District Court, District of Maine, granted the Company’s motion to dismiss the original and amended complaint, and denied the BHT motion to amend the amended complaint. BHT did not appeal the dismissal, thus concluding this matter.

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

You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences, including, among others, the risk factors listed in Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2006. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. The ALLL, which is established through a charge to the provision for loan and lease losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALLL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses. We use a risk rating system to determine the credit quality of our loans. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned by us to that loan. We also apply judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect our earnings. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary, the result is lower net income. Monthly, the Corporate Risk Management group reviews the ALLL with the CNB Board of Directors. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with our Board of Directors, as well as the CNB Board of Directors. For further ALLL information, refer to Item 1A. Risk Factors and the Notes to Consolidated Financial Statements.

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

Allowance for Credit Losses. The allowance for credit losses covers our portfolio of lending related commitments. We assess the need for an allowance for lending-related commitments based upon, among other factors, the amount of open commitments, the financial condition of the borrower, and historical losses on credit commitments. In addition, all drawdowns on credit commitments undergo underwriting processes in accordance with our Loan Policy, thus must meet the same underwriting standards.

Other-Than-Temporary Impairment. We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available, analysts reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2007:

Net income declined $155,000, or 3.1%, for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. However, reflecting the favorable impact of the stock repurchase completed on May 3, 2006, net income per diluted share increased 9.1%, to $0.72, compared to $0.66 per diluted share earned during the first quarter of 2006. The following were major factors contributing to the results of the first three months of 2007 compared to the same period of 2006:

•	Net interest income decreased $1.8 million, or 12.4%, which was a net result of:

•

an increase in interest income of $1.6 million, or 6.3%, which was primarily a function of an increase in loan yields as a result of the rising rate environment (the Prime Rate was 75 basis points higher in the first quarter of 2007 compared to the first quarter of 2006), and higher investment balances and yields.

•

an increase in interest expense of $3.4 million, or 30.0%, due to the increase in interest rates paid on deposits and borrowings, and the interest on the junior subordinated debentures, which did not occur until the second quarter of 2006.

•	Provision for loan and lease losses decreased $452,000 primarily due to a first quarter improvement in our non-performing assets, and an overall decline in loan balances.

•

Non-interest income increased $265,000, or 9.6%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., brokerage and insurance commissions at Acadia Financial Consultants, increased income on the debit card product, increased commissions on mortgage insurance sales, and an increase in NSF service fees.

•	Non-interest expense decreased $647,000, or 7.0%, primarily due to the first quarter 2006 charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank.

Financial condition at March 31, 2007 compared to December 31, 2006:

•	Loans decreased $17.9 million, or 1.5%, as payoffs in commercial and consumer loans more than offset the modest growth in residential real estate and municipal loans.

•	Investments decreased $8.5 million, or 1.9%, as a result of normal cash flows during this period.

•

Deposits increased $3.6 million, or 0.3%, as money market accounts increased $21.9 million, or 8.4%, partially offset by declines in total transaction accounts of $9.1 million, or 3.3%, savings accounts of $6.4 million, or 6.7%, and total certificates of deposit of $2.8 million, or 0.5%.

•	Total borrowings decreased $14.4 million, or 3.3%, reflecting the overall increase in deposits and the reduction in earning assets, which combined reduced the need for additional borrowings.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2007 was $12.8 million, a 11.4%, or $1.6 million, decline compared to the net interest income of $14.4 million for the first three months of 2006. Interest income on loans increased $869,000, or 4.2%, during the three-month period of 2007 compared to the same period of 2006, due to a 75 basis point increase in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. We experienced an increase in interest income on investments of $839,000, or 17.3%, during the first three months of 2007 compared to the same period in 2006, due to increases in volumes and an increase in yields as a result of new investments being added to the portfolio at higher yields than maturing investments. Total interest expense increased $3.4 million during the first three months of 2007, compared to the same period in 2006. This increase was the result of increases in higher costing deposit and borrowing volumes, as well as the rising interest rate environment, which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). In addition, during the first quarter of 2007, we recorded $587,000 of interest expense related to the junior subordinated debentures, which did not occur in the first quarter of 2006. Reflecting the continued margin compression resulting from the on-going flatness of the yield curve, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first three months of 2007 was 3.07%, a 56 basis point decline from the 3.63% reported for the same period of 2006.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2007 and 2006, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2007 and 2006 were $10.3 million and $8.7 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Dollars in thousands	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$5,702	5.04%	$4,863	4.83%
Loans	21,623	7.24%	20,754	7.01%

Total interest-earning assets	27,325	6.62%	25,617	6.46%

Interest-bearing liabilities:
Demand deposits	0	0.00%	0	0.00%
NOW accounts	89	0.35%	71	0.26%
Savings accounts	77	0.34%	83	0.34%
Money market accounts	3,517	4.59%	2,111	3.55%
Certificates of deposit	4,316	4.43%	3,109	3.56%
Junior subordinated debentures	587	6.60%	0	0.00%
Borrowings	4,490	4.52%	3,696	4.08%
Brokered certificates of deposit	1,472	3.99%	2,124	3.64%

Total interest-bearing liabilities	14,548	3.62%	11,194	2.93%

Net interest income (fully-taxable equivalent)	12,777		14,423
Less: fully-taxable equivalent adjustment	(335)		(221)

	$12,442		$14,202

Net Interest Rate Spread (fully-taxable equivalent)		3.00%		3.53%
Net Interest Margin (fully-taxable equivalent)		3.07%		3.63%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
Dollars in thousands	2007	2006
Interest-earning assets:
Investments (including federal funds sold)	$452,772	$408,427
Loans	1,211,401	1,200,532

Total interest-earning assets	1,664,173	1,608,959

Cash and due from banks	30,264	31,207
Other assets	72,319	66,507
Less allowance for loan and lease losses	15,038	14,327

Total assets	$1,751,718	$1,692,346

Sources of funds:
Demand deposits	$139,635	$139,489
NOW accounts	102,193	112,810
Savings accounts	92,363	98,776
Money market accounts	310,784	241,002
Certificates of deposits	395,549	354,036
Borrowings	402,876	367,186
Junior subordinated debentures	36,083	—
Brokered certificates of deposit	149,577	236,610

Total sources of funds	1,629,060	1,549,909

Other liabilities	14,950	13,059
Shareholders’ equity	107,708	129,378

Total liabilities and shareholders’ equity	$1,751,718	$1,692,346

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	March 31, 2007 Over March 31, 2006
Dollars in thousands	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$528	$311	$839
Loans	188	681	869

Total interest income	716	992	1,708

Interest-bearing liabilities:
NOW accounts	(7)	25	18
Savings accounts	(5)	(1)	(6)
Money market accounts	611	795	1,406
Certificates of deposit	365	842	1,207
Borrowings	359	435	794
Junior subordinated debentures	0	587	587
Brokered certificates of deposit	(781)	129	(652)

Total interest expense	542	2,812	3,354

Net interest income (fully taxable equivalent)	$174	$(1,820)	$(1,646)

Provision for Loan and Lease Losses

During the first quarter of 2007, we provided $100,000 of expense to the ALLL compared to $552,000 in the same period of 2006. Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. We recorded net charge-offs of $160,000 for the first three months of 2007 compared to $79,500 in 2006. In addition, non-performing assets decreased from $13.8 million, or 1.12%, of total loans at December 31, 2006, to $7.9 million, or 0.66% of total loans at March 31, 2007. The decrease in non-performing assets primarily related to two commercial credits placed on nonaccrual during 2006, on which we recovered full principal balance in the first quarter of 2007. We have also experienced a decline in outstanding loan balances due to pay-offs and the irrational competitive pricing and structure on commercial loans. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We believe that the ALLL at March 31, 2007 of $14.9 million, or 1.24%, of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.21% at March 31, 2006 and 1.23% at December 31, 2006.

Non-interest Income

Total non-interest income increased $265,000, or 9.5%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Income from fiduciary services increased $122,000, or 11.4%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Brokerage and insurance commission income increased $87,000, or 77.7%, due to increased sales activity at Acadia Financial Consultants. Service charges on deposit accounts increased $50,000, or 6.3%, primarily due to increased NSF service fees. Other non-interest income increased $71,000, or 79.8%, primarily due to monthly fee income received on the management of a loan portfolio for the Maine State Housing Authority, a service undertaken in May 2006.

Non-interest Expense

Total non-interest expense decreased $647,000, or 7.0%, for the three-month period ended March 31, 2007 compared to the three months ended March 31, 2006. Other non-interest expenses decreased $594,000, or 19.4%, for the first three months of 2007 compared to the first three months of 2006, as we recorded a charge in 2006 of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank, which represented the expected net amount of the offsetting judgments. Salaries and employee benefit costs decreased $90,000, or 1.9%, during the first three months of 2007 compared to 2006, primarily due to decreased health insurance benefit costs and incentive expenses. For the same periods, occupancy costs increased $21,000 due to increased rent, real estate tax and energy costs, and furniture, equipment and data processing costs increased $23,000 primarily due to construction at the Spear Block and investments in technology.

FINANCIAL CONDITION

Assets

During the three months of 2007, average assets of $1.7 billion increased $59.4 million, or 3.5%, compared to the same period in 2006. This increase was the result of an increase in the investment portfolio, in which average investments increased $44.3 million, or 10.9%, to $452.8 million for the first three months of 2007 from $408.4 million for the first three months of 2006. The increase in the investment portfolio primarily resulted from the preinvestment of anticipated cash flows during 2007. The loan portfolio, which averaged $1.2 billion during the first three months of 2007, increased $10.9 million, or 0.9%, as compared to $1.2 billion during the first three months of 2006. The largest increase in average loan balances was in residential real estate loans, which increased $31.5 million, or 8.2%, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates. In addition, average municipal loans increased $10.4 million, or 63.5%, and average consumer loans increased $4.2 million, or 2.2%, primarily reflecting home equity loan activity. Average commercial loans declined $36.0 million, or 5.9%, due to large pay-offs and the current environment of irrational competitive pricing and structuring of commercial loans.

Total assets of $1.7 billion have decreased $29.1 million, or 1.6%, since December 31, 2006, as loan balances have decreased $17.9 million, or 1.5%, due to reasons similar to those stated above, and securities balances have decreased $8.5 million, or 1.9%, as a result of normal cash flows during this period.

Liabilities and Shareholders’ Equity

During the first three months of 2007, average deposits of $1.2 billion increased $7.4 million, or 0.6%, compared to the same period in 2006. Average money market and retail certificate of deposit account balances have increased $69.8 million and $41.5 million, respectively, while average brokered certificates of deposit and transaction account balances have decreased $87.0 million and $10.5 million, respectively. We have increased our use of wholesale borrowings as a funding source, which resulted in average borrowings and long-term debt increasing $71.8 million to $439.0 million, the majority of which are with the FHLBB.

Total liabilities have decreased $34.3 million, or 2.1%, since December 31, 2006, to $1.6 billion at March 31, 2007. Total deposits increased $3.6 million due to an increase of $21.9 million in money market accounts, partially offset by declines in transaction accounts of $9.1 million, savings accounts of $6.4 million, and retail certificates of deposit of $3.9 million. Due to the decrease in total earning assets and the increase in core deposits, we decreased our borrowings $38.7 million, primarily due the settlement of the $24.4 million due to broker for the year end security purchase, and due to reductions in borrowings at the FHLBB.

Total shareholders’ equity at March 31, 2007 increased $5.2 million, or 4.9%, over the balance at December 31, 2006, as a result of the current quarters net income of $4.8 million and the $1.8 million increase in other comprehensive income due to positive changes in the unrealized losses on the available for sale investment portfolio, partially offset by the $1.6 million first quarter shareholder dividend.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2007 and 2006, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2007, average deposits of $1.2 billion increased by $7.4 million, or 0.6%, compared to the first three months of 2006. Comparing average deposits for the first three months of 2007 to 2006, average money market and retail certificate of deposit account balances have increased $69.8 million and $41.5 million, respectively, while average brokered certificates of deposit and transaction account balances have decreased $87.0 million and $10.5 million, respectively. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $72.8 million on March 31, 2007, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in certificates of deposit during the first three months of 2007 was the result of an increase in rates paid in 2007 compared to 2006, thus attracting increased customer balances.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first three months of 2007 was $439.0 million, an increase of $71.8 million, from $367.2 million during the first three months of 2006. The increase included the $36.1 million of junior subordinated debentures, and an increase of $34.0 million in average wholesale borrowings, primarily from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $375.6 million and $262.9 million at March 31, 2007 and 2006, respectively. The carrying value of securities pledged as collateral at the FHLBB was $159.2 million and $208.7 million at March 31, 2007 and 2006, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at March 31, 2007 and 2006. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2007 and 2006.

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

CAPITAL RESOURCES

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at March 31, 2007 and 2006. Our Tier 1 to risk-weighted assets was 11.97% and 10.58% at March 31, 2007 and 2006, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at March 31, 2007 and 2006 was 7.88% and 7.31%, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2007, the full $35.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $1.6 million for first three months of 2007. For the first three months of 2006, we paid dividends to shareholders in the aggregate amount of $1.7 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition.

We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2007, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousands)
Letters of Credit	$1,458	$918	$540	$—	$—
Other Commitments to Extend Credit	263,265	90,965	28,938	1,679	141,683

Total	$264,723	$91,883	$29,478	$1,679	$141,683

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At March 31, 2007, we had the following levels of contractual obligations for the remainder of 2007 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousands)
Operating Leases	$3,101	$450	$973	$654	$1,024
Capital Leases	–	–	–	–	–
Borrowings from the FHLBB	306,087	57,987	202,855	17,000	28,245
Junior Subordinated Debentures	36,083	–	–	–	36,083
Other Borrowed Funds	80,806	60,806	20,000	–	–
Other Long-Term Obligations	–	–	–	–	–

Total	$426,077	$119,243	$223,828	$17,654	$65,352

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2007, we had only floor agreements with a notional amount of $50.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the first quarter of 2007.

Rate Change	Estimated Changes in NII
+200bp	(5.50)%
-200bp	1.70%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2007 were the continued flat yield curve, the reduction of earning assets, the increase in fixed rate loans, and the level of short-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to increase as assets margins continue to widen as assets reprice and replace at higher rate levels, offsetting increased funding costs. In a sustained rising interest rate environment, net interest income is expected to decline during the first two years, as asset yields increases are unable to offset rising funding costs. As funding costs stabilize in the second year, the asset base continues to reprice and replace at higher rates, resulting in a widening of spreads and improving levels of net interest income. In a falling interest rate environment, net interest income is expected to initially increase, as liability sensitivity drives short-term funding costs down more quickly with falling market rates, while asset yields are slower to react. Once funding costs stabilize in the second year, assets continue to replace and reprice into the lower rate environment. Accordingly, net interest income declines in a sustained lower rate environment. Should the yield curve steepen as rates fall, pressure on net interest income will be significantly reduced or eliminated entirely. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2007, we had a notional principal amount of $50.0 million in floor agreements. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the current assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000, which is the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, was $638,291. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. To date, no decision has been rendered.

In order to obtain enhanced coverage and service at a more cost-effective rate for both the Company and its employees, Camden National Corporation added a second health insurance carrier for the plan year beginning July 1, 2006, with several employees remaining covered under the Bankers Health Trust (“BHT”) plan until they were terminated by BHT effective July 7, 2006. On September 7, 2006, the Trustees of the BHT filed a breach of contract suit against the Company seeking recovery of not less than $525,600, the equivalent of 3 months’ premium plus costs and attorneys fees. The Company filed a motion to dismiss on October 2, 2006. The Trustees of the BHT filed an amended complaint on October 12, 2006, to which the Company filed a second motion to dismiss on October 30, 2006. The Company considered the case to be without merit, thus, no reserve for potential expenditure had been recorded. On February 28, 2007, the United States District Court, District of Maine, granted the Company’s motion to dismiss the original and amended complaint, and denied the BHT motion to amend the amended complaint. BHT did not appeal the dismissal, thus concluding this matter.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In June 2006, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2007, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the first quarter of 2007, we made no purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/07 – 1/31/07	—	$—	—	503,487
2/1/07 – 2/28/07	—	—	—	503,487
3/1/07 – 3/31/07	—	—	—	503,487

Total	—	$—	—	503,487

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

(3.i.1) The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.i.2) Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)

(3.i.3) Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date*

(3.ii) The Bylaws of Camden National Corporation, as amended to date*

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	May 4, 2007
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	May 4, 2007
Sean G. Daly	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference)	—

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	—

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference)	33

(3.ii)	The Bylaws of Camden National Corporation, as amended to date(incorporated by reference)	34

(11.1)	Statement re computation of per share earnings (Note 2 to the consolidated financial statements in this report)	—

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	43

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	44

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	45

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47