Form 10-Q
period 2007-06-30
CAMDEN NATIONAL CORP
filed 2007-08-02
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at August 2, 2007: Common stock (no par value) 6,512,980 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2007, and for the six-month and three-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

August 2, 2007

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$31,629	$33,358
Federal funds sold	300	—
Securities available for sale, at market	424,858	409,926
Securities held to maturity (market value $33,064 and $34,389 at June 30, 2007 and December 31, 2006, respectively)	33,723	34,167
Loans, less allowance for loan and lease losses of $13,927 and $14,933 at June 30, 2007 and December 31, 2006, respectively	1,176,175	1,203,196
Premises and equipment, net	19,774	17,595
Other real estate owned	—	125
Interest receivable	7,789	7,488
Core deposit intangible	748	1,176
Goodwill	3,991	3,991
Other assets	62,116	58,864

Total assets	$1,761,103	$1,769,886

Liabilities
Deposits:
Demand	$150,485	$146,458
NOW	130,695	125,809
Money market	278,098	261,585
Savings	87,573	96,661
Certificates of deposit	486,127	555,288

Total deposits	1,132,978	1,185,801

Borrowings from Federal Home Loan Bank	376,687	340,499
Other borrowed funds	92,534	60,782
Junior subordinated debentures	36,083	36,083
Due to broker	—	24,354
Accrued interest and other liabilities	15,312	15,315

Total liabilities	1,653,594	1,662,834

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 6,512,980 and 6,616,780 shares on June 30, 2007 and December 31, 2006, respectively	2,530	2,450
Surplus	2,481	2,584
Retained earnings	108,430	105,959
Accumulated other comprehensive loss:
Net unrealized losses on securities available for sale, net of tax	(4,936)	(2,985)
Net unrealized losses on derivative instruments, at fair value, net of tax	(218)	(198)
Adjustment for unfunded post-retirement plans, net of tax	(778)	(758)

Total accumulated other comprehensive loss	(5,932)	(3,941)

Total shareholders’ equity	107,509	107,052

Total liabilities and shareholders’ equity	$1,761,103	$1,769,886

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Six Months Ended June 30,
	2007	2006
Interest Income
Interest and fees on loans	$43,057	$42,354
Interest on U.S. government and sponsored enterprise obligations	9,473	8,516
Interest on state and political subdivision obligations	822	660
Interest on federal funds sold and other investments	818	565

Total interest income	54,170	52,095

Interest Expense
Interest on deposits	18,652	16,303
Interest on other borrowings	9,563	7,636
Interest on junior subordinated debentures	1,181	437

Total interest expense	29,396	24,376

Net interest income	24,774	27,719
Provision for Loan and Lease Losses	100	1,104

Net interest income after provision for loan and lease losses	24,674	26,615

Non-interest Income
Service charges on deposit accounts	1,744	1,678
Other service charges and fees	878	855
Income from fiduciary services	2,428	2,151
Brokerage and insurance commissions	429	240
Mortgage servicing income, net	58	77
Life insurance earnings	385	400
Other income	329	306

Total non-interest income	6,251	5,707

Non-interest Expenses
Salaries and employee benefits	9,285	9,208
Net occupancy	1,384	1,295
Furniture, equipment and data processing	1,111	1,051
Amortization of core deposit intangible	428	437
Other expenses	4,856	5,485

Total non-interest expenses	17,064	17,476

Income before income taxes	13,861	14,846
Income Taxes	4,136	4,650

Net Income	$9,725	$10,196

Per Share Data
Basic earnings per share	$1.47	$1.41
Diluted earnings per share	1.47	1.41
Cash dividends per share	$0.48	$0.44
Weighted average number of shares outstanding	6,601,741	7,229,407

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended June 30,
	2007	2006
Interest Income
Interest and fees on loans	$21,558	$21,671
Interest on U.S. government and sponsored enterprise obligations	4,721	4,385
Interest on state and political subdivision obligations	411	369
Interest on federal funds sold and other investments	491	274

Total interest income	27,181	26,699

Interest Expense
Interest on deposits	9,182	8,811
Interest on other borrowings	5,073	3,934
Interest on junior subordinated debentures	594	437

Total interest expense	14,849	13,182

Net interest income	12,332	13,517
Provision for Loan and Lease Losses	—	552

Net interest income after provision for loan and lease losses	12,332	12,965

Non-interest Income
Service charges on deposit accounts	899	883
Other service charges and fees	451	381
Income from fiduciary services	1,229	1,074
Brokerage and insurance commissions	230	128
Mortgage servicing income, net	32	45
Life insurance earnings	197	200
Other income	169	217

Total non-interest income	3,207	2,928

Non-interest Expenses
Salaries and employee benefits	4,639	4,472
Net occupancy	696	628
Furniture, equipment and data processing	567	530
Amortization of core deposit intangible	214	216
Other expenses	2,383	2,418

Total non-interest expenses	8,499	8,264

Income before income taxes	7,040	7,629
Income Taxes	2,097	2,370

Net Income	$4,943	$5,259

Per Share Data
Basic earnings per share	$0.75	$0.75
Diluted earnings per share	0.75	0.75
Cash dividends per share	$0.24	$0.22
Weighted average number of shares outstanding	6,582,291	6,938,024

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Losses on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Unfunded Post- retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$129,538

Net income	—	—	10,196	—	—	—	10,196
Change in unrealized losses on derivative instruments, net of taxes of $56	—	—	—	—	(104)	—	(104)
Change in unrealized losses on securities available for sale, net of taxes of $1,816	—	—	—	(3,374)	—	—	(3,374)

Total comprehensive income	—	—	10,196	(3,374)	(104)		6,718
Equity compensation expense	—	74	—	—		—	74
Exercise of stock options and issuance of restricted stock (total 20,488 shares)	—	(367)	560	—	—	—	193
Purchase of common stock (941,186 shares)	—	(1,413)	(35,567)	—	—	—	(36,980)
Cash dividends declared ($0.44/ share)	—	—	(3,332)	—	—	—	(3,332)

Balance at June 30, 2006	$2,450	$2,392	$98,544	$(6,958)	$(217)	$—	$96,211

Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	9,725	—	—	—	9,725
Change in unrealized losses on derivative instruments, net of taxes of $10	—	—	—	—	(20)	—	(20)
Change in unrealized losses on securities available for sale, net of taxes of $1,051	—	—	—	(1,951)	—	—	(1,951)
Change in unfunded post-retirement plans, net of taxes of $10	—	—	—	—	—	(20)	(20)

Total comprehensive income	—	—	9,725	(1,951)	(20)	(20)	7,734
Equity compensation expense	—	144	—	—	—	—	144
Exercise of stock options and issuance of restricted stock (total 10,150 shares)	80	(76)	235	—	—	—	239
Purchase of common stock (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($0.48 / share)	—	—	(3,184)	—	—	—	(3,184)

Balance at June 30, 2007	$2,530	$2,481	$108,430	$(4,936)	$(218)	$(778)	$107,509

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six months Ended June 30,
	2007	2006
Operating Activities
Net Income	$9,725	$10,196
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100	1,104
Depreciation and amortization	728	858
Equity compensation costs	144	74
Increase in interest receivable	(301)	(994)
Decrease in core deposit intangible	428	437
Increase in other assets	(442)	(958)
(Decrease) increase in other liabilities	(3)	934

Net cash provided by operating activities	10,379	11,651

Investing Activities
Proceeds from maturities of securities held to maturity	439	196
Proceeds from sales and maturities of securities available for sale	41,125	27,194
Purchase of securities held to maturity	—	(17,199)
Purchase of securities available for sale	(58,948)	(53,513)
(Increase) decrease in Federal Home Loan Bank Stock	(1,877)	2,795
Net decrease (increase) in loans	26,921	(62,454)
(Increase) decrease in federal funds sold	(300)	1,110
Net decrease in other real estate owned	125	—
Purchase of premises and equipment	(2,934)	(954)

Net cash provided by (used in) investing activities	4,551	(102,825)

Financing Activities
Net (decrease) increase in deposits	(52,823)	73,083
Proceeds from long-term Federal Home Loan Bank borrowings	50,000	45,023
Repayments on long-term Federal Home Loan Bank borrowings	(54,218)	(67,621)
Net change in short-term Federal Home Loan Bank borrowings	40,405	47,185
Net increase in other borrowed funds	31,752	1,057
Proceeds from issuance of junior subordinated debentures	—	36,083
Decrease in due to broker	(24,354)	—
Purchase of common stock	(4,476)	(36,980)
Exercise of stock options and stock issuance under option plans	239	193
Cash dividends paid	(3,184)	(3,332)

Net cash (used in) provided by financing activities	(16,659)	94,691

Net (decrease) increase in cash and cash equivalents	(1,729)	3,517
Cash and cash equivalents at beginning of year	33,358	30,321

Cash and cash equivalents at end of period	$31,629	$33,838

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2007 and December 31, 2006, the consolidated statements of income for the six and three months ended June 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the six-month period ended June 30, 2007 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2006 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Six Months Ended June 30,
	2007	2006
Net income, as reported	$9,725	$10,196

Weighted average shares outstanding	6,601,741	7,229,407
Effect of dilutive potential common stock	4,908	12,724

Adjusted weighted average shares and assumed conversion	6,606,649	7,242,131

Basic earnings per share	$1.47	$1.41
Diluted earnings per share	$1.47	$1.41

	Three Months Ended June 30,
	2007	2006
Net income, as reported	$4,943	$5,259

Weighted average shares outstanding	6,582,291	6,938,024
Effect of dilutive potential common stock	58	13,905

Adjusted weighted average shares and assumed conversion	6,582,349	6,951,929

Basic earnings per share	$0.75	$0.75
Diluted earnings per share	$0.75	$0.75

At June 30, 2007, the Company had 82,372 outstanding stock options that were in-the-money options, as the exercise price was less than the average market price of the common stock. At June 30, 2006 all outstanding stock options were in-the-money options. At June 30, 2007, the Company had 81,850 non-vested stock option grants, of which 32,750 were in-the-money options. At June 30, 2006, the Company had 73,100 non-vested stock option grants, all of which were in-the-money options.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. Under these agreements, the Company paid up front premiums of $410,000 for the right to receive cash flow payments below the predetermined floor rate, thus effectively flooring its interest income for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” management designated these floors as cash flow hedges. Management determined the hedge relationship to be 100% effective; therefore, there was no impact on the statement of income resulting from changes in fair value.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At June 30, 2007 and December 31, 2006, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At June 30, 2007, the Company had a greater than 12 months unrealized loss of $5.3 million, which represents 2.2% of the $244.0 million fair value of the specific securities and 1.2% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 60.4% mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), 19.0% municipal bonds, 12.7% U.S. government sponsored enterprises, and 7.9% collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future; therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at June 30, 2007 and December 31, 2006, and the length of time they have been in a continuous loss position, are as follows:

	June 30, 2007
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$61,593	$(372)	$61,593	$(372)
Obligations of states and political subdivisions	25,470	(433)	7,497	(227)	32,967	(660)
Mortgage-backed securities	130,373	(2,666)	161,388	(4,396)	291,761	(7,062)
Other debt securities	9,301	(170)	13,495	(345)	22,796	(515)

Total	$165,144	$(3,269)	$243,973	$(5,340)	$409,117	$(8,609)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$9,950	$(36)	$56,289	$(712)	$66,239	$(748)
Obligations of states and political subdivisions	972	(2)	9,514	(35)	10,486	(37)
Mortgage-backed securities	69,166	(243)	167,108	(4,130)	236,274	(4,373)
Other debt securities	—	—	15,060	(347)	15,060	(347)

Total	$80,088	$(281)	$247,971	$(5,224)	$328,059	$(5,505)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	8,676	8,248

Core deposit intangible, net	$748	$1,176

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2007 amounted to $428,000 and $214,000, respectively. Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2006 amounted to $437,000 and $216,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized in 2008 is estimated to be $856,000 in 2007 and $320,000 in 2008.

NOTE 6 – GOODWILL

At June 30, 2007 and December 31, 2006, the value of the Company’s goodwill, including the related impairment loss, is as follows:

	Financial
(Dollars in thousands)	Banking	Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2007, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2006, the Board of Directors of the Company approved the 2006 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2007. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through June 30, 2007, the Company repurchased 114,010 shares of common stock at an average price of $39.13 under the June 2006 Plan, of which 113,950 at an average price of $39.12 were purchased within the second quarter of 2007.

In June 2007, the Board of Directors of the Company extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2008, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company issued 6,873 shares of restricted stock, all of which vest over a three-year period. As of June 30, 2007, 1,342 of the restricted stock awards have been forfeited. The Company recorded approximately $46,700 of compensation expense and $16,300 of related tax benefit during the first six months of 2007, of which $31,200 of expense and $10,900 of tax benefit was recorded in the second quarter. The Company recorded approximately $19,000 of compensation expense and $6,600 of related tax benefit during the first six months of 2006, of which $7,250 of expense and $2,500 of tax benefit was recorded in the second quarter. A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2007, and changes during the six-month period ended on that date, is presented below.

	June 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	2,201	$36.69
Granted during the period	6,873	44.15
Vested during the period	1,100	36.69
Forfeited during the period	198	36.69

Nonvested at end of period	7,776	$43.28

At the closing price on June 30, 2007 of $39.14, the total fair value of restricted stock awards vested during the period was $43,100.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, or retires from the Company during the two year period. During the first quarter of 2007, under the MSPP, the Company issued 934 shares of restricted stock at a discounted price of $29.67, of which 22 shares have been forfeited. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 532 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $12,700 of compensation expense and $4,400 of related tax benefit during the first six months of

2007, of which $6,200 of expense and $2,200 of tax benefit was recorded in the second quarter. The Company recorded approximately $15,400 of compensation expense and $5,400 of related tax benefit during the first six months of 2006, of which $8,250 of expense and $2,900 of tax benefit was recorded in the second quarter. A summary of the status of the Company’s nonvested restricted stock under the MSPP as of June 30, 2007, and changes during the six-month period ended on that date, is presented below.

	June 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,558	$11.95
Granted during the period	934	14.84
Vested during the period	2,854	12.45
Forfeited during the period	466	11.80

Nonvested at end of period	5,172	$12.21

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

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $84,200 of compensation expense during the first six months of 2007, of which $42,300 was in the second quarter. The Company recorded approximately $48,000 of compensation expense during the first six months of 2006, of which $29,000 was in the second quarter. A summary of the status of the Company’s stock option plans as of June 30, 2007, and changes during the six-month period ended on that date is presented below.

	June 30, 2007
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	94,976	$32.92
Granted during the period	35,250	44.52
Exercised during the period	7,854	25.49
Forfeited during the period	7,250	38.31

Outstanding at end of period	115,122	$36.64	8.0	$464

Exercisable at end of period	33,272	$30.54	6.7	$286

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2007 was $11.55. The total intrinsic value of options exercised during the six-month period ended June 30, 2007 was $139,000. A summary of the status of the Company’s nonvested stock options as of June 30, 2007, and changes during the six-month period ended on that date, is presented below.

	June 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	69,950	$7.90
Granted during the period	35,250	11.55
Vested during the period	16,100	7.86
Forfeited during the period	7,250	9.38

Nonvested at end of period	81,850	$9.32

At the closing price on June 30, 2007 of $39.14, the total fair value of stock options vested during the period was $630,000. The following table summarizes information related to options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	6,022	1.7	$17.59	6,022	$17.59
$20.00 - $29.99	4,500	5.6	23.08	4,500	23.08
$30.00 - $39.99	71,850	8.0	35.50	22,750	35.44
$40.00 - $49.99	32,750	9.6	44.51	—	—

	115,122	8.0	$36.64	33,272	$30.54

As of June 30, 2007, there was $921,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2007 and 2006 and December 31, 2006 was $224,000, $435,000, and $324,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $791,000, $699,000 and $1.0 million, respectively, at June 30, 2007 and 2006 and December 31, 2006. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Balance of loans serviced for others	$102,781	$113,053

Mortgage Servicing Rights:
Balance at beginning of year	$324	$529
Amortization charged against mortgage servicing income	(101)	(95)
Change in valuation allowance	1	1

Balance at end of period	$224	$435

Valuation allowance:
Balance at beginning of year	$(2)	$(3)
Reduction of impairment reserve	1	1

Balance at end of period	$(1)	$(2)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Service cost	$28	$22
Interest cost	36	30
Amortization of prior service cost	(10)	(8)
Recognized net actuarial loss	2	2

Net periodic benefit cost	$56	$46

	Three Months Ended June 30,
	2007	2006
Service cost	$14	$11
Interest cost	18	15
Amortization of prior service cost	(5)	(4)
Recognized net actuarial loss	1	1

Net periodic benefit cost	$28	$23

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	June 30,
	2007	2006
Net actuarial loss	$88	$—
Net deferred tax benefit	(30)	—

Total accumulated other comprehensive loss	$58	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	5.70%
Weighted-average discount rate assumption used to determine net benefit cost	6.00%	5.70%

The Company’s expected benefit payments for the third quarter of 2007 are $8,750 and the expected benefit payments for all of 2007 are $35,000. The expected contribution for 2007 is $136,600.

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

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Service cost	$154	$156
Interest cost	130	118
Amortization of transition obligation	—	14
Amortization of prior service cost	10	10
Recognized net actuarial loss	26	38

Net periodic benefit cost	$320	$336

	Three Months Ended June 30,
	2007	2006
Service cost	$77	$78
Interest cost	65	59
Amortization of transition obligation	—	7
Amortization of prior service cost	5	5
Recognized net actuarial loss	13	19

Net periodic benefit cost	$160	$168

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	June 30,
	2007	2006
Net actuarial loss	$944	$—
Prior service cost	163	—
Net deferred tax benefit	(387)	—

Total accumulated other comprehensive loss	$720	$—

Weighted-average discount rate assumption used to determine benefit obligation	5.90%	5.55%
Weighted-average discount rate assumption used to determine net benefit cost	5.90%	5.55%

The Company’s expected benefit payments for the third quarter of 2007 are $53,000 and the expected benefit payments for all of 2007 are $211,000. The expected contribution for 2007 is $640,000.

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

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000 in 2006, which is the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, was $638,291. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. On May 8, 2007, the Law Court denied Steamship Navigation’s appeal ruling that the trial court did not abuse its discretion or err in the case. Camden National Bank has filed a motion to authorize payment into the Court to satisfy its obligations to Steamship Navigation.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. The ALLL, which is established through a charge to the provision for loan and lease losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALLL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses. We use a risk rating system to determine the credit quality of our loans. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned by us to that loan. We also apply judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect our earnings. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary, the result is lower net income. Monthly, the Corporate Risk Management group reviews the ALLL with the CNB Board of Directors. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with our Board of Directors, as well as the Camden National Bank Board of Directors. For further ALLL information, refer to Item 1A. Risk Factors and the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2007:

Net income declined $471,000, or 4.6%, for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006. However, reflecting the favorable impact of the tender offer stock repurchase completed on May 3, 2006, as well as recent common stock repurchases, net income per diluted share increased 4.3% to $1.47, compared to $1.41 per diluted share earned during the first half of 2006. The following were major factors contributing to the results of the first half of 2007 compared to the same period of 2006:

•	Net interest income decreased $2.9 million, or 10.6%, which was a net result of:

¡	an increase in interest income of $2.1 million, or 4.0%, which was primarily due to increased investment balances and an increase in yields as a result of a rising rate environment, and

¡

an increase in interest expense of $5.0 million, or 20.6%, primarily due to increased borrowings, the increase in interest rates paid on time deposits and borrowings, and the interest expense on the junior subordinated debentures, which did not occur until the second quarter of 2006.

•	Provision for loan and lease losses decreased $1.0 million primarily due to an improvement in our non-performing assets, and an overall decline in loan balances.

•

Non-interest income increased $544,000, or 9.5%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., in brokerage and insurance commission income at Acadia Financial Consultants, and increased income on our debit card product.

•

Non-interest expense decreased $412,000, or 2.4%, primarily due to the first quarter 2006 charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank and the one-time expenses incurred in 2006 as part of the consolidation of the two banking subsidiaries, partially offset by increased premises and equipment costs due to the Rockland branch relocation and renovation (“Spear Block”) and technology initiatives.

For the three months ended June 30, 2007:

Net income declined $316,000, or 6.0%, for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. Reflecting the favorable impact of the 2006 tender offer stock repurchase, net income per diluted share was $0.75 for the second quarter of 2007, which was equal to the $0.75 per diluted share earned during the second quarter of 2006. The following were major factors contributing to the results of the second quarter of 2007 compared to the same period of 2006:

•	Net interest income decreased $1.2 million, or 8.8%, which was a net result of:

¡	an increase in interest income of $482,000, or 1.8%, which was primarily a function of an increase in investment balances and earnings on investments, and

¡	an increase in interest expense of $1.7 million, or 12.7%, due to the increase in interest rates paid on time deposits and borrowings, and the interest on the junior subordinated debentures.

•	Provision for loan and lease losses decreased $552,000 primarily due to an improvement in our non-performing assets, and an overall decline in loan balances.

•

Non-interest income increased $279,000, or 9.5%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., brokerage and insurance commissions at Acadia Financial Consultants, and increased income on the debit card product.

•	Non-interest expense increased $235,000, or 2.8%, primarily due to normal salary increases and increased premises and equipment costs due to the Spear Block renovation and technology initiatives.

Financial condition at June 30, 2007 compared to December 31, 2006:

•	Loans decreased $28.0 million, or 2.3%, as payoffs in commercial real estate loans more than offset the growth in municipal and consumer loans.

•	Investments increased $14.8 million, or 3.3%, due to a preinvestment of anticipated cash flows and increases in investment yields during this period.

•

Deposits decreased $52.8 million, or 4.5%, as total certificates of deposit declined $69.2 million, or 12.5%, primarily in brokered deposits, which was partially offset by increases in total transaction accounts of $8.9 million, or 3.3%, and money market accounts of $16.5 million, or 6.3%.

•	Total borrowings increased $67.9 million, or 15.5%, reflecting the shift from brokered deposits to wholesale borrowings due to favorable pricing.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2007 was $25.5 million, a $2.8 million, or 9.8%, decline compared to the net interest income of $28.2 million for the first six months of 2006. We experienced an increase in interest income on investments of $1.5 million, or 15.0%, during the first six months of 2007 compared to the same period in 2006, due to increases in volumes and an increase in yields as a result of new investments being added to the portfolio at higher yields than maturing investments. Interest income on loans increased $788,000, or 1.9%, during the six-month period of 2007 compared to the same period of 2006, due to a 50 basis point increase in the Prime Rate, which had a positive impact on adjustable rate loans and resulted in an overall increase in the yields on loans. Total interest expense increased $5.1 million, or 20.8%, during the first six months of 2007 compared to the same period in 2006. This increase was the result of increases in higher costing deposit and borrowing volumes, as well as the rising interest rate environment, which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). In addition, during the first six months of 2007, we recorded $1.2 million of interest expense related to the junior subordinated debentures, which was $744,000 higher than the first six months of 2006 as the debt was not issued until April 25, 2006. Reflecting the continued margin compression resulting from the on-going flatness of the yield curve and a full six months of interest on the junior subordinated debentures, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first six months of 2007 was 3.06%, a 42 basis point decline from the 3.48% reported for the same period of 2006.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2007 was $13.0 million, a 3.5%, or $473,000, decrease compared to $13.5 million in net interest income for the same period in 2006. The decrease was primarily due to the full quarters impact of interest expense related to the junior subordinated debentures, and increases in deposit and FHLBB borrowing volumes as well as the rising interest rates paid on both deposits and FHLBB borrowings, partially offset by growth in investment balances and increases in the market rate environment, which had a positive impact on investment yields and adjustable rate loan yields.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2007 and 2006, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended June 30, 2007 and 2006 were $9.1 million and $8.8 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
(Dollars in thousands)	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$11,598	5.03%	$10,081	4.85%
Loans	43,325	7.26%	42,537	7.05%

Total interest-earning assets	54,923	6.63%	52,618	6.49%

Interest-bearing liabilities:
Demand deposits	—	0.00%	—	0.00%
NOW accounts	186	0.36%	164	0.29%
Savings accounts	153	0.34%	163	0.34%
Money market accounts	6,966	4.57%	4,717	3.80%
Certificates of deposit	8,647	4.45%	6,750	3.74%
Junior subordinated debentures	1,181	6.60%	437	6.60%
Borrowings	9,562	4.57%	7,637	4.19%
Brokered certificates of deposit	2,763	4.11%	4,508	3.76%

Total interest-bearing liabilities	29,458	3.65%	24,376	3.10%

Net interest income (fully-taxable equivalent)	25,465		28,242
Less: fully-taxable equivalent adjustment	(691)		(523)

	$24,774		$27,719

Net Interest Rate Spread (fully-taxable equivalent)		2.98%		3.39%
Net Interest Margin (fully-taxable equivalent)		3.06%		3.48%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Interest-earning assets:
Investments (including federal funds sold)	$461,011	$418,935
Loans	1,203,897	1,216,006

Total interest-earning assets	1,664,908	1,634,941

Cash and due from banks	28,814	30,456
Other assets	72,651	67,972
Less allowance for loan and lease losses	14,842	14,595

Total assets	$1,751,531	$1,718,774

Sources of funds:
Demand deposits	$141,785	$137,155
NOW accounts	103,035	113,252
Savings accounts	90,299	97,038
Money market accounts	307,174	250,513
Certificates of deposits	392,184	364,331
Junior subordinated debentures	36,083	13,357
Borrowings	421,652	367,894
Brokered certificates of deposit	135,671	242,077

Total sources of funds	1,627,883	1,585,617

Other liabilities	14,495	13,532
Shareholders’ equity	109,153	119,625

Total liabilities and shareholders’ equity	$1,751,531	$1,718,774

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	June 30, 2007 Over June 30, 2006
(Dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$1,012	$505	$1,517
Loans	(424)	1,212	788

Total interest income	588	1,717	2,305

Interest-bearing liabilities:
NOW accounts	(15)	37	22
Savings accounts	(11)	1	(10)
Money market accounts	1,067	1,182	2,249
Certificates of deposit	516	1,381	1,897
Junior subordinated debentures	—	744	744
Borrowings	1,116	809	1,925
Brokered certificates of deposit	(1,982)	237	(1,745)

Total interest expense	691	4,391	5,082

Net interest income (fully taxable equivalent)	$(103)	$(2,674)	$(2,777)

Provision for Loan and Lease Losses

During the first six months of 2007, we provided $100,000 of expense to the ALLL compared to $1.1 million in the same period of 2006. Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. We recorded net charge-offs of $1.1 million for the first six months of 2007 compared to $14,300 in 2006. However, non-performing assets decreased from $13.8 million, or 1.12%, of total loans at December 31, 2006, to $6.7 million, or 0.56% of total loans at June 30, 2007. The decrease in non-performing assets primarily related to two commercial credits placed on nonaccrual during 2006, on which we recovered full principal balance in the first quarter of 2007. We have also experienced a decline in outstanding loan balances due to large pay-offs and the current environment of increased competition and slowing growth resulting in irrational competitive pricing and structuring of commercial loans. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We believe that the ALLL at June 30, 2007 of $13.9 million, or 1.17% of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.23% at June 30, 2006 and December 31, 2006.

Non-interest Income

Total non-interest income increased $544,000, or 9.5%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Income from fiduciary services increased $277,000, or 12.9%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Brokerage and insurance commission income increased $189,000, or 78.7%, due to increased sales activity at Acadia Financial Consultants. Service charges on deposit accounts increased $66,000, or 4.0%, primarily due to increased NSF service fees. Other non-interest income increased $23,000, or 7.3%, primarily due to monthly fee income received on the management of a loan portfolio for the Maine State Housing Authority, a service undertaken in May 2006.

Total non-interest income increased $279,000, or 9.5%, during the second quarter of 2007 compared to the second quarter of 2006 as income from fiduciary services increased $155,000, or 14.5%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A., and brokerage and insurance commission income increased $102,000, or 79.7%, due to increased sales activity at Acadia Financial Consultants. Other service charges and fees increased $70,000, or 18.3%, primarily due increased income on the debit card product.

Non-interest Expense

Total non-interest expense decreased $412,000, or 2.4%, for the six-month period ended June 30, 2007 compared to the six months ended June 30, 2006. Other non-interest expenses decreased $629,000, or 11.5%, for the first six months of 2007 compared to the first six months of 2006, as we recorded a charge in 2006 of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank, which represented the expected net amount of the offsetting judgments. Salaries and employee benefit costs increased $77,000, or 0.8%, during the first six months of 2007 compared to 2006, primarily due to normal salary increases. For the same periods, occupancy costs increased $89,000, or 6.9%, due to increased rent, real estate tax, energy costs, and costs related to the Spear Block renovation, and furniture, equipment and data processing costs increased $60,000, or 5.7%, primarily due to outfitting the Spear Block and investments in technology.

Total non-interest expense increased $235,000, or 2.8%, for the quarter ended June 30, 2007 compared to the same period of 2006, as salary and employee benefit costs increased $167,000, or 3.7% due to normal salary increases and higher incentive costs. Occupancy costs increased $68,000, or 10.8%, due to increased real estate tax, energy costs, and costs related to the Spear Block renovation, and furniture and equipment costs increased $37,000, or 7.0%, primarily due to outfitting the Spear Block and investments in technology.

FINANCIAL CONDITION

Assets

During the six months of 2007, average assets of $1.7 billion increased $32.8 million, or 1.9%, compared to the same period in 2006. This increase was the result of an increase in the investment portfolio, in which average investments increased $42.1 million, or 10.0%, to $461.0 million for the first six months of 2007 from $418.9 million for the first six months of 2006. The increase in the investment portfolio primarily resulted from the preinvestment of anticipated cash flows during 2007. The loan portfolio, which averaged $1.2 billion during the first six months of 2007, declined $12.1 million, or 1.0%, as compared to $1.2 billion during the first six months of 2006. The largest decrease in average loan balances was in commercial loans, which decreased $50.7 million, or 8.2%, due to large pay-offs and the current environment of increased competition and slowing growth resulting in irrational competitive pricing and structuring of commercial loans. Residential real estate loans increased $26.4 million, or 6.8%, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates. In addition, average municipal loans increased $8.3 million, or 41.2%, and average consumer loans increased $3.2 million, or 1.6%, primarily reflecting home equity loan activity.

Total assets of $1.8 billion have decreased $8.8 million, or 0.5%, since December 31, 2006, as loan balances have decreased $28.0 million, or 2.3%, due to reasons similar to those stated above, while securities balances have increased $14.8 million, or 3.3%, as a result of the preinvestment of anticipated cash flows during 2007.

Liabilities and Shareholders’ Equity

During the first six months of 2007, average deposits of $1.2 billion decreased $34.2 million, or 2.8%, compared to the same period in 2006. Reflecting the sharp increase in rates paid on time deposits, average money market and retail certificate of deposit account balances have increased $56.7 million and $27.9 million, respectively, while average brokered certificates of deposit and transaction account balances have decreased $106.4 million and $5.6 million, respectively. We have increased our use of wholesale borrowings as a funding source, which resulted in average borrowings and long-term debt increasing $76.5 million to $457.7 million, the majority of which are with the FHLBB.

Total liabilities have decreased $9.2 million, or 0.6%, since December 31, 2006, to $1.6 billion at June 30, 2007. Total deposits decreased $52.8 million primarily due to declines of $57.1 million in brokered certificates of deposit reflecting the shift to wholesale borrowings due to favorable pricing, of $12.0 million in retail certificates of deposit and $9.1 million in savings accounts. The declines were partially offset by increases in transaction accounts of $8.9 million reflecting seasonal balance increases, and money market accounts of $16.5 million due to increases in a new money market sweep account product and seasonal increases in money market account balances. Primarily due to the decrease in brokered deposits, we increased our borrowings $67.9 million, of which $36.2 million was with the FHLBB, and a majority of the remainder was in wholesale reverse repurchase transactions. In addition, we settled the $24.4 million due to broker for the year end security purchase.

Total shareholders’ equity at June 30, 2007 increased $457,000, or 0.4%, over the balance at December 31, 2006, as a result of current year net income of $9.7 million, partially offset by the $4.5 million used to repurchase common stock during the second quarter, $2.0 million increase in other comprehensive loss due to increases in the unrealized losses on the available for sale investment portfolio, and the $3.2 million paid year-to-date as a shareholder dividend.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2007 and 2006, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2007, average deposits of $1.2 billion decreased by $34.2 million, or 2.8%, compared to the first six months of 2006. Comparing average deposits for the first six months of 2007 to 2006, average money market and retail certificate of deposit account balances have increased $56.7 million and $27.9 million, respectively, while average brokered certificates of deposit and transaction account balances have decreased $106.4 million and $5.6 million, respectively. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $76.0 million on June 30, 2007, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in money market accounts and certificates of deposit during the first six months of 2007 was the result of an increase in rates paid in 2007 compared to 2006, thus attracting increased customer balances, and increases in a new money market sweep account product.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first six months of 2007 was $457.7 million, an increase of $76.5 million, from $381.3 million during the first six months of 2006. The increase included the impact of the $36.1 million of junior subordinated debentures, and an increase of $53.8 million in average wholesale borrowings, primarily from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $372.7 million and $385.7 million at June 30, 2007 and 2006, respectively. The carrying value of securities pledged as collateral at the FHLBB was $170.2 million and $190.9 million at June 30, 2007 and 2006, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at June 30, 2007 and 2006. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2007 and 2006.

In addition to the liquidity sources discussed above, we believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the national brokered deposit market and commercial reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at June 30, 2007 and 2006. Our Tier 1 to risk-weighted assets was 11.80% and 9.92% at June 30, 2007 and 2006, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at June 30, 2007 and 2006 was 7.83% and 7.10%, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2007, the full $35.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $3.2 million for first six months of 2007. For the first six months of 2006, we paid dividends to shareholders in the aggregate amount of $3.3 million.

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

We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2007, we had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount	Commitment Expires in:
	Committed	<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,448	$682	$766	$—	$—
Other Commitments to Extend Credit	249,934	69,106	40,806	2,026	137,996

Total	$251,382	$69,788	$41,572	$2,026	$137,996

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At June 30, 2007, we had the following levels of contractual obligations for the remainder of 2007 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount	Payments Due Per Period
	of Obligations	<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$2,952	$301	$973	$654	$1,024
Capital Leases	—	—	—	—	—
Borrowings from the FHLBB	376,687	141,741	209,776	17,000	8,170
Junior Subordinated Debentures	36,083	—	—	—	36,083
Other Borrowed Funds	92,534	72,534	20,000	—	—
Other Long-Term Obligations	—	—	—	—	—

Total	$508,256	$214,576	$230,749	$17,654	$45,277

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2007, we had only floor agreements with a notional amount of $50.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the second quarter of 2007.

Rate Change	Estimated Changes in NII
+200bp	(5.40)%
-200bp	2.20%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2007 were the continued flat yield curve, the reduction of earning assets, the increase in fixed rate loans, and the level of short-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to remain relatively flat through the first two years, after which margins begin to widen as assets reprice and replace at higher levels, offsetting increased funding costs. In a sustained rising interest rate environment, net interest income is expected to decline during the first two years, as asset yield increases are unable to offset rising funding costs. As funding costs stabilize in the second year, the asset base continues to reprice and replace at higher rates, resulting in a widening of spreads and improving levels of net interest income. In a falling interest rate environment, net interest income is expected to initially increase, as liability sensitivity drives short-term funding costs down more quickly with falling market rates, while asset yields are slower to react. Once funding costs stabilize in the second year, assets continue to replace and reprice into the lower rate environment. Accordingly, net interest income declines in a sustained lower rate environment. Should the yield curve steepen as rates fall, pressure on net interest income will be significantly reduced or eliminated entirely. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2007, we had a notional principal amount of $50.0 million in floor agreements. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank has also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000 in 2006, which is the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment, and found that the net judgment due to Steamship Navigation, including post-judgment interest through September 1, 2006, was $638,291. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. On May 8, 2007, the Law Court denied Steamship Navigation’s appeal ruling that the trial court did not abuse its discretion or err in the case. Camden National Bank has filed a motion to authorize payment into the Court to satisfy its obligations to Steamship Navigation.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In June 2006, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2007, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the second quarter of 2007, we made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/07 – 4/30/07	7,350	$40.01	7,350	496,137
5/1/07 – 5/31/07	65,300	39.06	65,300	430,837
6/1/07 – 6/30/07	41,300	39.07	41,300	389,537

Total	113,950	$39.12	113,950	389,537

In June 2007, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2008, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on May 1, 2007.

(b) David C. Flanagan, Theodore C. Johanson, and Robin A. Sawyer were elected as directors at the annual meeting. Ann W. Bresnahan, Robert J. Campbell, Robert W. Daigle, Ward I. Graffam, John W. Holmes, Rendle A. Jones, and Winfield F. Robinson continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees – David C. Flanagan (Total votes cast: 5,195,829, with 4,873,724 for and 322,105 withholding authority), Theodore C. Johanson (Total votes cast: 5,195,829, with 5,020,824 for and 175,005 withholding authority) and Robin A. Sawyer (Total votes cast: 5,195,829, with 4,892,442 for and 303,387 withholding authority) to serve a three-year term to expire at the annual meeting in 2010. 2) To amend the Articles of Incorporation of the Company to require a majority vote for the election of directors (Total votes cast: 5,195,827, with 5,141,229 for, 46,744 against, and 7,854 abstaining) 3) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for 2007 (Total votes cast: 5,195,829, with 5,161,391 for, 20,465 against, and 13,973 abstaining).

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 10, 2001)

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007)

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on May 4, 2007)

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	August 2, 2007
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	August 2, 2007
Sean G. Daly	Date
Chief Financial Officer and Principal Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date(incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on May 4, 2007)	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	36

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	37

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	38

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40