Form 10-Q
period 2007-09-30
CAMDEN NATIONAL CORP
filed 2007-11-02
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding at November 1, 2007: Common stock (no par value) 6,513,573 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2007, and for the nine-month and three-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine
November 1, 2007

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$35,833	$33,358
Federal funds sold	30,965	—
Securities available for sale, at market	393,193	409,926
Securities held to maturity (market value $34,443 and $34,389 at September 30, 2007 and December 31, 2006, respectively)	34,277	34,167
Loans, less allowance for loan and lease losses of $13,925 and $14,933 at September 30, 2007 and December 31, 2006, respectively	1,160,386	1,203,196
Premises and equipment, net	19,728	17,595
Other real estate owned	110	125
Interest receivable	7,824	7,488
Core deposit intangible	534	1,176
Goodwill	3,991	3,991
Other assets	60,985	58,864

Total assets	$1,747,826	$1,769,886

Liabilities
Deposits:
Demand	$160,516	$146,458
NOW	131,254	125,809
Money market	293,700	261,585
Savings	89,512	96,661
Certificates of deposit	502,434	555,288

Total deposits	1,177,416	1,185,801

Borrowings from Federal Home Loan Bank	263,084	340,499
Other borrowed funds	140,278	60,782
Junior subordinated debentures	36,083	36,083
Due to broker	556	24,354
Accrued interest and other liabilities	16,300	15,315

Total liabilities	1,633,717	1,662,834

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 6,513,000 and 6,616,780 shares on September 30, 2007 and December 31, 2006, respectively	2,531	2,450
Surplus	2,538	2,584
Retained earnings	111,861	105,959
Accumulated other comprehensive loss
Net unrealized losses on securities available for sale, net of tax	(2,056)	(2,985)
Net unrealized losses on derivative instruments, at fair value, net of tax	—	(198)
Adjustment for unfunded post-retirement plans, net of tax	(765)	(758)

Total accumulated other comprehensive loss	(2,821)	(3,941)

Total shareholders’ equity	114,109	107,052

Total liabilities and shareholders’ equity	$1,747,826	$1,769,886

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2007	2006
Interest Income
Interest and fees on loans	$64,162	$64,795
Interest on U.S. government and sponsored enterprise obligations	14,147	12,742
Interest on state and political subdivision obligations	1,233	1,073
Interest on federal funds sold and other investments	1,455	906

Total interest income	80,997	79,516

Interest Expense
Interest on deposits	27,849	25,708
Interest on other borrowings	14,417	11,889
Interest on junior subordinated debentures	1,781	1,037

Total interest expense	44,047	38,634

Net interest income	36,950	40,882
Provision for Loan and Lease Losses	100	1,656

Net interest income after provision for loan and lease losses	36,850	39,226

Non-interest Income
Service charges on deposit accounts	2,582	2,570
Other service charges and fees	1,380	1,271
Income from fiduciary services	3,668	3,290
Brokerage and insurance commissions	591	370
Mortgage servicing income, net	90	106
Life insurance earnings	603	600
Other income	502	503

Total non-interest income	9,416	8,710

Non-interest Expenses
Salaries and employee benefits	13,894	13,663
Net occupancy	2,012	1,870
Furniture, equipment and data processing	1,718	1,596
Amortization of core deposit intangible	642	650
Other expenses	7,200	7,877

Total non-interest expenses	25,466	25,656

Income before income taxes	20,800	22,280
Income Taxes	6,077	6,948

Net Income	$14,723	$15,332

Per Share Data
Basic earnings per share	$2.24	$2.18
Diluted earnings per share	2.24	2.18
Cash dividends per share	$0.72	$0.66
Weighted average number of shares outstanding	6,571,836	7,021,808

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended September 30,
	2007	2006
Interest Income
Interest and fees on loans	$21,105	$22,441
Interest on U.S. government and sponsored enterprise obligations	4,674	4,226
Interest on state and political subdivision obligations	411	413
Interest on federal funds sold and other investments	637	341

Total interest income	26,827	27,421

Interest Expense
Interest on deposits	9,197	9,405
Interest on other borrowings	4,854	4,253
Interest on junior subordinated debentures	600	600

Total interest expense	14,651	14,258

Net interest income	12,176	13,163
Provision for Loan and Lease Losses	—	552

Net interest income after provision for loan and lease losses	12,176	12,611

Non-interest Income
Service charges on deposit accounts	838	892
Other service charges and fees	502	416
Income from fiduciary services	1,240	1,139
Brokerage and insurance commissions	162	130
Mortgage servicing income, net	32	29
Life insurance earnings	218	200
Other income	173	197

Total non-interest income	3,165	3,003

Non-interest Expenses
Salaries and employee benefits	4,609	4,455
Net occupancy	628	575
Furniture, equipment and data processing	607	545
Amortization of core deposit intangible	214	213
Other expenses	2,344	2,392

Total non-interest expenses	8,402	8,180

Income before income taxes	6,939	7,434
Income Taxes	1,941	2,298

Net Income	$4,998	$5,136

Per Share Data
Basic earnings per share	$0.77	$0.77
Diluted earnings per share	0.77	0.77
Cash dividends per share	$0.24	$0.22
Weighted average number of shares outstanding	6,513,000	6,613,379

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Losses on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Unfunded Post-retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$129,538

Net income	—	—	15,332	—	—	—	15,332
Change in unrealized losses on derivative instruments, net of taxes of $31	—	—	—	—	(57)	—	(57)
Change in net unrealized losses on securities available for sale, net of taxes of $367	—	—	—	(682)	—	—	(682)

Total comprehensive income	—	—	15,332	(682)	(57)		14,593
Equity compensation expense	—	123	—	—		—	123
Exercise of stock options and issuance of restricted stock (total 27,653 shares)	—	(530)	773	—	—	—	243
Purchase of common stock (941,246 shares)	—	(1,413)	(35,570)	—	—	—	(36,983)
Cash dividends declared ($0.66/ share)	—	—	(4,788)	—	—	—	(4,788)

Balance at September 30, 2006	$2,450	$2,278	$102,434	$(4,266)	$(170)	$—	$102,726

Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	14,723	—	—	—	14,723
Adjustment to record derivatives as economic hedges	—	—	—	—	198	—	198
Change in net unrealized losses on securities available for sale, net of taxes of $(500)	—	—	—	929	—	—	929
Change in unfunded post-retirement plans, net of taxes of $4	—	—	—	—	—	(7)	(7)

Total comprehensive income	—	—	14,723	929	198	(7)	15,843
Equity compensation expense	—	201	—	—	—	—	201
Exercise of stock options and issuance of restricted stock (total 10,170 shares)	81	(76)	235	—	—	—	240
Purchase of common stock (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($0.72 / share)	—	—	(4,751)	—	—	—	(4,751)

Balance at September 30, 2007	$2,531	$2,538	$111,861	$(2,056)	$—	$(765)	$114,109

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net Income	$14,723	$15,332
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100	1,656
Depreciation and amortization	1,048	1,218
Equity compensation costs	201	123
Increase in interest receivable	(336)	(1,098)
Decrease in core deposit intangible	642	650
Increase in other assets	(700)	(2,841)
Increase in other liabilities	985	2,533

Net cash provided by operating activities	16,663	17,573

Investing Activities
Proceeds from maturities of securities held to maturity	439	392
Proceeds from sales and maturities of securities available for sale	99,325	41,524
Purchase of securities held to maturity	(556)	(17,442)
Purchase of securities available for sale	(80,961)	(53,513)
(Increase) decrease in Federal Home Loan Bank Stock	(1,877)	2,795
Net decrease (increase) in loans	42,710	(63,318)
Increase in federal funds sold	(30,965)	(1,015)
Net decrease in other real estate owned	15	—
Purchase of premises and equipment	(3,229)	(1,930)

Net cash provided by (used in) investing activities	24,901	(92,507)

Financing Activities
Net (decrease) increase in deposits	(8,385)	56,216
Proceeds from long-term Federal Home Loan Bank borrowings	91,585	80,041
Repayments on long-term Federal Home Loan Bank borrowings	(80,270)	(98,730)
Net change in short-term Federal Home Loan Bank borrowings	(88,730)	38,415
Net increase in other borrowed funds	79,496	8,185
Proceeds from issuance of junior subordinated debentures	—	36,083
Decrease in due to broker	(23,798)	—
Purchase of common stock	(4,476)	(36,983)
Exercise of stock options and stock issuance under option plans	240	243
Cash dividends paid	(4,751)	(4,788)

Net cash (used in) provided by financing activities	(39,089)	78,682

Net increase in cash and cash equivalents	2,475	3,748
Cash and cash equivalents at beginning of year	33,358	30,321

Cash and cash equivalents at end of period	$35,833	$34,069

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2007 and December 31, 2006, the consolidated statements of income for the nine and three months ended September 30, 2007 and 2006, the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the nine-month period ended September 30, 2007 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2006 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2007	2006
Net income, as reported	$14,723	$15,332

Weighted average shares outstanding	6,571,836	7,021,808
Effect of dilutive potential common stock	14,060	6,328

Adjusted weighted average shares and assumed conversion	6,585,896	7,028,136

Basic earnings per share	$2.24	$2.18
Diluted earnings per share	$2.24	$2.18

	Three Months Ended September 30,
	2007	2006
Net income, as reported	$4,998	$5,136

Weighted average shares outstanding	6,513,000	6,613,379
Effect of dilutive potential common stock	9,694	15,780

Adjusted weighted average shares and assumed conversion	6,522,694	6,629,159

Basic earnings per share	$0.77	$0.77
Diluted earnings per share	$0.77	$0.77

At September 30, 2007, the Company had 72,812 shares of potential common stock that were anti-dilutive, including 71,900 outstanding stock options as the exercise price was greater than the market price of the common stock. At September 30, 2006 all potential common stock was dilutive. At September 30, 2007, the Company had 83,800 non-vested stock option grants, of which 25,700 were in-the-money options. At September 30, 2006, the Company had 69,950 non-vested stock option grants, all of which were in-the-money options.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. The cash flows on prime-based interest receipts for the first $50.0 million of the Company’s floating Prime rate based loans for which interest payments are received each quarter are being hedged with two 5-Year Term Floor Agreements with $30 million and $20 million notional value, respectively, and both with a Prime rate 6% strike price. The floor contract will reduce the variability of cash flows from the floating Prime rate based loan portfolio should the rate index of the loans fall below a predetermined level, in this case the 6% strike price. The floor contract was purchased to best match the characteristics of the underlying loans hedged and is tied to the H.15 Prime, while the loans being hedged are tied to WSJ Prime. Under these agreements, the Company paid up front premiums of $410,000, which the Company has been amortizing based on the expense amortization schedule established at the inception of the hedge, with the corresponding adjustment to the income statement.

At inception, the hedging relationship was expected to be 100% effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge as required by paragraph 28(b) of Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company believes that the initial documentation clearly indicates the Company’s intent and adequately identifies the forecasted transactions. However, the Company did not explicitly state within the original documentation the “first-payments received” methodology for describing with sufficient specificity the forecasted transaction in accordance with Implementation Issue No. G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans.” Accordingly, during the current period, the Company discontinued cash flow hedge accounting and recorded the derivative transactions as economic hedges with a reclassification of the derivative’s losses from accumulated other comprehensive income to earnings. For future periods, changes in the fair value of the economic hedges will be recorded in earnings.

The Company evaluated the potential financial statement impact had the derivative instruments been recorded as economic hedges since inception and adjusted to fair value through earnings. Management determined that the financial statement impact was not material, both quantitatively and qualitatively, to the Company’s financial statements taken as a whole in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108. Quantitatively, in accordance with SEC Staff Accounting Bulletin No. 108, management assessed the materiality of the financial statement impact using both the rollover and iron curtain approaches. Under either approach, the financial statement impact for each interim and annual reporting period was immaterial. Qualitatively, management’s intent was to record and report 100% effective cash flow hedges in accordance with SFAS 133 and related guidance. Management concluded, after considering the total mix of information, that the magnitude of this item would not change or influence the judgment of a reasonable person relying upon the financial reports.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At September 30, 2007 and December 31, 2006, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At September 30, 2007, the Company had a greater than 12 months unrealized loss of $3.1 million, which represents 1.5% of the $201.7 million fair value of the specific securities and 0.7% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 66.1% mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), 18.6% municipal bonds, 6.8% U.S. government sponsored enterprises, and 8.5% collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future, therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at September 30, 2007 and December 31, 2006, and the length of time they have been in a continuous loss position, are as follows:

	September 30, 2007
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$26,911	$(77)	$26,911	$(77)
Obligations of states and political subdivisions	4,621	(10)	6,493	(33)	11,114	(43)
Mortgage-backed securities	72,820	(662)	155,443	(2,698)	228,263	(3,360)
Other debt securities	11,249	(91)	12,853	(315)	24,102	(406)

Total	$88,690	$(763)	$201,700	$(3,123)	$290,390	$(3,886)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$9,950	$(36)	$56,289	$(712)	$66,239	$(748)
Obligations of states and political subdivisions	972	(2)	9,514	(35)	10,486	(37)
Mortgage-backed securities	69,166	(243)	167,108	(4,130)	236,274	(4,373)
Other debt securities	—	—	15,060	(347)	15,060	(347)

Total	$80,088	$(281)	$247,971	$(5,224)	$328,059	$(5,505)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	8,890	8,248

Core deposit intangible, net	$534	$1,176

Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2007 amounted to $642,000 and $214,000, respectively. Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2006 amounted to $650,000 and $213,000, respectively. The expected amortization expense for each year until the core deposit intangible is fully amortized in 2008 is estimated to be $856,000 in 2007 and $320,000 in 2008.

NOTE 6 – GOODWILL

At September 30, 2007 and December 31, 2006, the value of the Company’s goodwill, including the related impairment loss, is as follows:

(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

As of June 30, 2007, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2007, the Board of Directors of the Company approved the 2007 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through September 30, 2007, the Company has not repurchased any shares under the 2007 Program.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company granted 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company granted 6,873 shares of restricted stock, all of which vest over a three-year period. As of September 30, 2007, 1,342 of the restricted stock awards have been forfeited. The Company recorded approximately $74,800 of compensation expense and $26,200 of related tax benefit during the first nine months of 2007, of which $28,000 of expense and $9,800 of tax benefit was recorded in the third quarter. The Company recorded approximately $31,000 of compensation expense and $11,000 of related tax benefit during the first nine months of 2006, of which $12,000 of expense and $4,000 of tax benefit was recorded in the third quarter.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2007, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	2,201	$36.69
Granted during the period	6,873	44.15
Vested during the period	1,100	36.69
Forfeited during the period	198	36.69

Nonvested at end of period	7,776	$43.28

At the closing price on September 30, 2007 of $34.98, the total fair value of restricted stock awards vested during the period was $38,500.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2007, under the MSPP, the Company granted 934 shares of restricted stock at a discounted price of $29.67, of which 22 shares have been forfeited. During the first quarter of 2006, under the MSPP, the Company granted 4,792 shares of restricted stock at a discounted price of $23.30, of which 532 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $17,400 of compensation expense and $6,100 of related tax benefit during the first nine months of 2007, of which $4,700 of expense and $1,600 of tax benefit was recorded in the third quarter. The Company recorded approximately $25,300 of compensation expense and $8,800 of related tax benefit during the first nine months of 2006, of which $9,900 of expense and $3,500 of tax benefit was recorded in the third quarter. A summary of the status of the Company’s nonvested restricted stock under the MSPP as of September 30, 2007, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,558	$11.95
Granted during the period	934	14.84
Vested during the period	2,854	12.45
Forfeited during the period	466	11.80

Nonvested at end of period	5,172	$12.21

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company and to thus allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current aggregate amount of awards, based on actual and projected results of tangible book value and return on average equity for the three-year performance periods January 1, 2005—December 31, 2007, January 1, 2006—December 31, 2008, and January 1, 2007—December 31, 2009 is not considered material and no related expense has been recognized.

Stock Option Awards

Through the first three quarters of 2007, the Company has granted, under the current plan, 38,750 incentive stock options to employees, all of which vest over a five-year period. During the first three quarters of 2006, the Company granted, under the current plan, 36,000 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2007, dividend yield of 2.1%, expected volatility of 26.66%, risk-free interest rate of 4.77%, and expected lives of 5.0 years; in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years. Expected volatilities are based on the historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $108,000 of compensation expense during the first nine months of 2007, of which $23,900 was in the third quarter. The Company recorded approximately $75,000 of compensation expense during the first nine months of 2006, of which $27,000 was in the third quarter. A summary of the status of the Company’s stock option plans as of September 30, 2007, and changes during the nine-month period ended on that date is presented below.

	September 30, 2007
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	94,976	$32.92
Granted during the period	38,750	43.69
Exercised during the period	7,854	25.49
Forfeited during the period	8,800	38.72

Outstanding at end of period	117,072	$36.55	7.8	$178

Exercisable at end of period	33,272	$30.54	6.1	$169

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2007 was $11.30. The total intrinsic value of options exercised during the nine-month period ended September 30, 2007 was $139,000. A summary of the status of the Company’s nonvested stock options as of September 30, 2007, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	69,950	$7.90
Granted during the period	38,750	11.30
Vested during the period	16,100	7.86
Forfeited during the period	8,800	9.45

Nonvested at end of period	83,800	$9.29

At the closing price on September 30, 2007 of $34.98, the total fair value of stock options vested during the period was $563,000. The following table summarizes information related to options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	6,022	1.5	$17.59	6,022	$17.59
$20.00 - $29.99	4,500	5.3	23.08	4,500	23.08
$30.00 - $39.99	74,550	7.8	35.48	22,750	35.44
$40.00 - $49.99	32,000	9.4	44.51	—	—

	117,072	7.8	$36.55	33,272	$30.54

As of September 30, 2007, there was $810,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2007 and 2006 and December 31, 2006 was $180,450, $380,700, and $324,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $846,000, $725,000 and $1.0 million, respectively, at September 30, 2007 and 2006 and December 31, 2006. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Balance of loans serviced for others	$103,837	$110,368

Mortgage Servicing Rights:
Balance at beginning of year	$324	$529
Amortization charged against mortgage servicing income	(145)	(149)
Change in valuation allowance	1	1

Balance at end of period	$180	$381

Valuation allowance:
Balance at beginning of year	$(2)	$(3)
Reduction of impairment reserve	1	1

Balance at end of period	$(1)	$(2)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Service cost	$42	$33
Interest cost	54	45
Amortization of prior service cost	(15)	(12)
Recognized net actuarial loss	3	3

Net periodic benefit cost	$84	$69

	Three Months Ended September 30,
	2007	2006
Service cost	$14	$11
Interest cost	18	15
Amortization of prior service cost	(5)	(4)
Recognized net actuarial loss	1	1

Net periodic benefit cost	$28	$23

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	September 30,
	2007	2006
Net actuarial loss	$87	$—
Net deferred tax benefit	(30)	—

Total accumulated other comprehensive loss	$57	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	5.70%
Weighted-average discount rate assumption used to determine net benefit cost	6.00%	5.70%

The Company’s expected benefit payments for the fourth quarter of 2007 are $8,750 and the expected benefit payments for all of 2007 are $35,000. The expected contribution for 2007 is $136,600.

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

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Service cost	$231	$234
Interest cost	195	177
Amortization of transition obligation	—	21
Amortization of prior service cost	15	15
Recognized net actuarial loss	39	57

Net periodic benefit cost	$480	$504

	Three Months Ended September 30,
	2007	2006
Service cost	$77	$78
Interest cost	65	59
Amortization of transition obligation	—	7
Amortization of prior service cost	5	5
Recognized net actuarial loss	13	19

Net periodic benefit cost	$160	$168

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	September 30,
	2007	2006
Net actuarial loss	$931	$—
Prior service cost	158	—
Net deferred tax benefit	(381)	—

Total accumulated other comprehensive loss	$708	$—

Weighted-average discount rate assumption used to determine benefit obligation	5.90%	5.55%
Weighted-average discount rate assumption used to determine net benefit cost	5.90%	5.55%

The Company’s expected benefit payments for the fourth quarter of 2007 are $53,000 and the expected benefit payments for all of 2007 are $211,000. The expected contribution for 2007 is $640,000.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on our financial statements. Although not currently in review, tax years 2004 through 2006 are open for audit by the IRS and Maine Revenue Services. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. Although this Statement does not require any new fair value measurements, it is expected to expand fair value disclosures.

NOTE 12 – LITIGATION

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000 in 2006, which was the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. On May 8, 2007, the Law Court denied Steamship Navigation’s appeal ruling that the trial court did not abuse its discretion or err in the case. Camden National Bank filed motions to authorize payment into the Court to satisfy its obligations to Steamship Navigation and to waive post judgment interest. On August 17, 2007, the Law Court decided that post judgment interest should be paid and calculated the amount of post judgment interest due. On August 22, 2007, Camden National Bank recorded an additional charge of approximately $94,000 related to post judgment interest and, combined with the original $645,000, paid the full amount owed of $739,000.

NOTE 13 – PROPOSED MERGER

Camden National Corporation and Union Bankshares Company entered into an Agreement and Plan of Merger on August 13, 2007, as amended. The merger agreement provides for the merger of Union Bankshares Company with and into Camden National Corporation, with Camden National Corporation being the surviving corporation. Promptly thereafter, Union Bankshares Company’s subsidiary, Union Trust, will merge with and into Camden National Bank with Camden National Bank being the surviving institution. The proposed merger will occur following approval of the proposal by the shareholders of Union Bankshares Company, and satisfaction or waiver of all other conditions to the merger. If the merger is completed, each share of Union Bankshares Company common stock will be converted into the right to receive either $68.00 in cash or 1.9106 shares of Camden National Corporation common stock, plus cash in lieu of any fractional share. The merger agreement includes allocation procedures intended to ensure that 40% of the outstanding shares of Union Bankshares Company common stock immediately prior to the effective time of the merger will be converted into the right to receive cash, and 60% of these shares of Union Bankshares common stock will be converted into the right to receive Camden National Corporation common stock. In connection with the proposed merger, Camden National Corporation and Union Bankshares have filed relevant materials with the Securities and Exchange Commission (“SEC”), including the registration statement on Form S-4 containing a proxy statement/prospectus that was filed on September 21, 2007 and amended on October 23, 2007. The proxy statement/prospectus, which contains more detailed information regarding the merger, has been distributed to Union Bankshares shareholders and is publicly available on the SEC’s website at www.sec.gov.

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

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	continuation of increases in short-term market interest rates without a corresponding increase in longer-term market interest rates, adversely affecting net interest income;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements; and

•

risks related to the merger of Camden National Corporation and Union Bankshares Company as set forth in the proxy statement/prospectus relating to the transaction, which is available on the SEC’s website at www.sec.gov.

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

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2007:

Net income declined $609,000, or 4.0%, for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006. However, reflecting the favorable impact of the tender offer stock repurchase completed on May 3, 2006, as well as current year common stock repurchases, net income per diluted share increased 2.8% to $2.24, compared to $2.18 per diluted share earned during the first nine months of 2006. The following were major factors contributing to the results of the first nine months of 2007 compared to the same period of 2006:

•	Net interest income decreased $3.9 million, or 9.6%, which was a net result of:

o	an increase in interest income of $1.5 million, or 1.9%, which was primarily due to increased investment balances and earnings on investments as new investments are being added at higher yields, and

o	an increase in interest expense of $5.4 million, or 14.0%, primarily due to increased average borrowings, the increase in interest rates paid on time deposits and borrowings, and the interest expense on the junior subordinated debentures, which did not occur until the second quarter of 2006.

•	Provision for loan and lease losses decreased $1.6 million primarily due to an improvement in our non-performing assets, and an overall decline in loan balances.

•

Non-interest income increased $706,000, or 8.1%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., in brokerage and insurance commission income at Acadia Financial Consultants (“AFC”), and increased income on our debit card product.

•

Non-interest expense decreased $190,000, or 0.7%, primarily due to the first quarter 2006 charge of $645,000 resulting from the Steamship Navigation et al litigation involving Camden National Bank and the one-time expenses incurred in 2006 as part of the consolidation of the two banking subsidiaries, partially offset by increased premises and equipment costs due to the Rockland branch relocation and renovation (“Spear Block”), technology initiatives, and a charge of $94,000 related to the final settlement of the Steamship Navigation litigation.

For the three months ended September 30, 2007:

Net income declined $138,000, or 2.7%, for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. Reflecting the favorable impact of stock repurchases, net income per diluted share was $0.77 for the third quarter of 2007, which was equal to the $0.77 per diluted share earned during the third quarter of 2006. The following were major factors contributing to the results of the third quarter of 2007 compared to the same period of 2006:

•	Net interest income decreased $987,000, or 7.5%, which was a net result of:

o	a decrease in interest income of $594,000, or 2.2%, which was primarily a function of a decline in loan balances and the related interest income on loans, and

o	an increase in interest expense of $393,000, or 2.8%, due to the increase in interest rates paid on deposits and borrowings.

•	Provision for loan and lease losses decreased $552,000 primarily due to an improvement in our non-performing assets, and an overall decline in loan balances.

•

Non-interest income increased $162,000, or 5.4%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., brokerage and insurance commissions at AFC, and increased income on the debit card product.

•

Non-interest expense increased $222,000, or 2.7%, primarily due to the adjustment to record the derivatives as economic hedges, normal salary increases, increased premises and equipment costs due to the Spear Block renovation, technology initiatives and the final settlement charge on the Steamship litigation, all partially offset by the one-time expenses incurred in 2006 as part of the consolidation of the two banking subsidiaries.

Financial condition at September 30, 2007 compared to December 31, 2006:

•	Loans decreased $43.8 million, or 3.6%, as payoffs in commercial real estate loans more than offset the growth in municipal and consumer loans.

•	Investments increased $14.3 million, or 3.2%, due to a preinvestment of anticipated cash flows and increases in federal funds sold during this period.

•

Deposits decreased $8.4 million, or 0.7%, as total certificates of deposit declined $52.9 million, or 9.5%, primarily in brokered deposits, which was partially offset by increases in total transaction accounts of $19.5 million, or 7.2%, and money market accounts of $32.1 million, or 12.3%.

•

Total borrowings increased $2.1 million, or 0.48%, as the Company shifted from brokered deposits to wholesale borrowings due to favorable pricing, which was partially offset by declines in overnight borrowing.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2007 was $38.0 million, a $3.7 million, or 8.9%, decline compared to the net interest income of $41.7 million for the first nine months of 2006. We experienced an increase in interest income on investments of $2.3 million, or 15.3%, during the first nine months of 2007 compared to the same period in 2006, due to increases in volumes and an increase in yields as a result of new investments being added to the portfolio at higher yields than maturing investments. Interest income on loans decreased $500,000, or 0.8%, during the nine-month period of 2007 compared to the same period of 2006, due to an overall decrease in the average balance of loans outstanding, and a 50 basis point decrease in the Prime Rate which had a negative impact on income on adjustable rate loans. Total interest expense increased $5.6 million, or 14.4%, during the first nine months of 2007 compared to the same period in 2006. This increase was the result of volume increases in higher-cost deposits and borrowings, as well as a competitive and volatile interest rate environment which affected the costs of both deposits and borrowings, primarily in money market accounts, certificates of deposit, and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). In addition, during the first nine months of 2007, we recorded $1.8 million of interest expense related to the junior subordinated debentures, which was $744,000 higher than the first nine months of 2006 as the debt was not issued until April 25, 2006. Reflecting the continued margin compression resulting from the on-going flatness of the yield curve and a full nine months of interest on the junior subordinated debentures, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first nine months of 2007 was 3.06%, a 33 basis point decline from the 3.39% reported for the same period of 2006.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2007 was $12.6 million, a 7.0%, or $939,000, decrease compared to $13.5 million in net interest income for the same period in 2006. The decrease was primarily due to declines in loan volumes and increases in deposit and FHLBB borrowing volumes as well as the rising interest rates paid on both deposits and FHLBB borrowings, partially offset by growth in investment balances and increases in the market rate environment which had a positive impact on investment yields.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2007 and 2006, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended September 30, 2007 and 2006 were $8.2 million and $8.7 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
(Dollars in thousands)	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$17,609	5.09%	$15,273	4.89%
Loans	64,602	7.21%	65,102	7.10%

Total interest-earning assets	82,211	6.62%	80,375	6.54%

Interest-bearing liabilities:
Demand deposits	—	0.00%	—	0.00%
NOW accounts	302	0.38%	248	0.30%
Savings accounts	242	0.36%	245	0.34%
Money market accounts	10,345	4.54%	7,848	4.03%
Certificates of deposit	13,100	4.48%	10,768	3.89%
Junior subordinated debentures	1,781	6.60%	1,037	6.60%
Borrowings	14,418	4.57%	11,890	4.28%
Brokered certificates of deposit	3,998	4.17%	6,598	3.83%

Total interest-bearing liabilities	44,186	3.64%	38,634	3.22%

Net interest income (fully-taxable equivalent)	38,025		41,741
Less: fully-taxable equivalent adjustment	(1,075)		(859)

	$36,950		$40,882

Net Interest Rate Spread (fully-taxable equivalent)		2.98%		3.32%
Net Interest Margin (fully-taxable equivalent)		3.06%		3.39%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Interest-earning assets:
Investments (including federal funds sold)	$462,961	$417,766
Loans	1,197,441	1,226,386

Total interest-earning assets	1,660,402	1,644,152

Cash and due from banks	29,246	30,906
Other assets	72,916	69,249
Less allowance for loan and lease losses	14,552	14,849

Total assets	$1,748,012	$1,729,458

Sources of funds:
Demand deposits	$147,380	$141,235
NOW accounts	104,923	111,831
Savings accounts	90,191	96,709
Money market accounts	304,917	260,551
Certificates of deposits	390,699	370,178
Junior subordinated debentures	36,083	21,015
Borrowings	422,203	371,282
Brokered certificates of deposit	128,039	230,595

Total sources of funds	1,624,435	1,603,396

Other liabilities	14,679	13,622
Shareholders’ equity	108,898	112,440

Total liabilities and shareholders’ equity	$1,748,012	$1,729,458

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	September 30, 2007 Over September 30, 2006
(Dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$1,652	$684	$2,336
Loans	(1,537)	1,037	(500)

Total interest income	115	1,721	1,836

Interest-bearing liabilities:
NOW accounts	(15)	69	54
Savings accounts	(17)	14	(3)
Money market accounts	1,336	1,161	2,497
Certificates of deposit	597	1,735	2,332
Junior subordinated debentures	744	—	744
Borrowings	1,631	897	2,528
Brokered certificates of deposit	(2,934)	334	(2,600)

Total interest expense	1,342	4,210	5,552

Net interest income (fully taxable equivalent)	$(1,227)	$(2,489)	$(3,716)

Provision for Loan and Lease Losses

Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During the first nine months of 2007, we provided $100,000 of expense to the ALLL compared to $1.7 million in the same period of 2006. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We recorded net charge-offs of $1.1 million for the first nine months of 2007 compared to $1.4 million in 2006. In addition, non-performing assets decreased from $13.8 million, or 1.13%, of total loans at December 31, 2006, to $5.9 million, or 0.50% of total loans at September 30, 2007. The decrease in non-performing assets primarily related to two commercial credits placed on nonaccrual during 2006, on which we recovered full principal balance in the first quarter of 2007. We have also experienced a decline in outstanding loan balances due to large pay-offs and the continued conservative posture in our commercial real estate lending activity due to an environment of increased competition highlighted by relaxed credit structures and low long-term fixed rate commitments, which we feel does not provide an adequate reward for the inherent risks. We believe that the ALLL at September 30, 2007 of $13.9 million, or 1.19% of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.16% and 1.23% at September 30, 2006 and December 31, 2006, respectively.

Non-interest Income

Total non-interest income increased $706,000, or 8.1%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Income from fiduciary services increased $378,000, or 11.5%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A. Brokerage and insurance commission income increased $221,000, or 59.7%, due to increased sales activity at AFC. Other service charges and fees increased $109,000, or 8.6%, primarily due to increased debit card transaction fee income.

Total non-interest income increased $162,000, or 5.4%, during the third quarter of 2007 compared to the third quarter of 2006 as income from fiduciary services increased $101,000, or 8.9%, due to increases in assets under management and employee benefit administration fee income at Acadia Trust, N.A., and brokerage and insurance commission income increased $32,000, or 24.6%, due to increased sales activity at AFC. Other service charges and fees increased $86,000, or 20.7%, primarily due increased income on the debit card product.

Non-interest Expense

Total non-interest expense decreased $190,000, or 0.7%, for the nine-month period ended September 30, 2007 compared to the nine months ended September 30, 2006. Other non-interest expenses decreased $677,000, or 8.6%, for the first nine months of 2007 compared to the first nine months of 2006. This was primarily due to a charge in 2006 of $645,000 resulting from the Steamship Navigation, partially offset by increases in salaries and employee benefit costs of $231,000, or 1.7%, primarily due to normal salary increases, occupancy costs of $142,000, or 7.6%, due to increased rent, real estate tax, energy costs, and costs related to the Spear Block renovation, and furniture, equipment and data processing costs of $122,000, or 7.6%, primarily due to outfitting the Spear Block branch and investments in technology.

Total non-interest expense increased $222,000, or 2.7%, for the quarter ended September 30, 2007 compared to the same period of 2006. This was primarily due to increased salary and employee benefit costs of $154,000, or 3.5%, due to normal salary increases and higher incentive costs related to increased performance at AFC, occupancy costs of $53,000, or 9.2%, due to increased real estate tax, energy costs, and costs related to the Spear Block renovation, and furniture and equipment costs of $62,000, or 11.4%, primarily due to outfitting the Spear Block branch and investments in technology. Other non-interest expense decreased $48,000, or 2.0%, primarily due to overall declines in legal costs and costs incurred in 2006 to merge the two banking franchises, partially offset by the adjustment to record the derivatives as economic hedges.

FINANCIAL CONDITION

Assets

During the nine months of 2007, average assets of $1.7 billion increased $18.5 million, or 1.1%, compared to the same period in 2006. This increase was the result of an increase in the investment portfolio, in which average investments increased $45.2 million, or 10.8%, to $463.0 million for the first nine months of 2007 from $417.8 million for the first nine months of 2006. The increase in the investment portfolio primarily resulted from the preinvestment of anticipated cash flows during 2007. The loan portfolio, which averaged $1.2 billion during the first nine months of 2007, declined $28.9 million, or 2.4%, as compared to $1.2 billion during the first nine months of 2006. The largest decrease in average loan balances was in commercial real estate loans, which decreased $58.5 million, or 13.7%, due to large pay-offs and the continued conservative posture in our commercial real estate lending activity due to an environment of increased competition highlighted by relaxed credit structures and low long-term fixed rate commitments, which we feel does not provide an adequate reward for the inherent risks. Residential real estate loans increased $20.2 million, or 5.2%, reflecting a steady demand for mortgage loans fueled by continued low long-term interest rates. In addition, average municipal loans increased $7.8 million, or 35.8%, and average consumer loans increased $2.6 million, or 1.3%, primarily reflecting home equity loan activity.

Total assets of $1.7 billion have decreased $22.1 million, or 1.2%, since December 31, 2006, as loan balances decreased $43.8 million, or 3.6%, due to reasons similar to those stated above, while securities balances have increased $14.3 million, or 3.2%, as a result of the preinvestment of anticipated cash flows during 2007.

Liabilities and Shareholders’ Equity

During the first nine months of 2007, average deposits of $1.2 billion decreased $45.0 million, or 3.7%, compared to the same period in 2006. Reflecting the increase in rates paid on time deposits, average money market and retail certificate of deposit account balances have increased $44.4 million and $20.5 million, respectively, while average brokered certificates of deposit and savings account balances have decreased $102.6 million and $6.5 million, respectively. We have increased our use of wholesale borrowings as a funding source, which resulted in average borrowings and long-term debt increasing $66.0 million to $458.3 million, the majority of which are with the FHLBB.

Total liabilities have decreased $29.1 million, or 1.8%, since December 31, 2006, to $1.6 billion at September 30, 2007. Total deposits decreased $8.4 million primarily due to declines of $46.5 million in brokered certificates of deposit reflecting the shift to wholesale borrowings due to favorable pricing, of $6.4 million in retail certificates of deposit and $7.1 million in savings accounts. The declines were partially offset by increases in transaction accounts of $19.5 million reflecting seasonal balance increases, and money market accounts of $32.1 million due to increases in a new money market sweep account product and seasonal increases in money market account balances. We increased our borrowings $2.1 million which was the net of a $77.4 million decrease in borrowings with the FHLBB (primarily overnight), and a $79.5 million increase in other borrowed funds, primarily wholesale repurchase agreement transactions. In addition, we settled the $24.4 million due to broker liability related to the year-end trade date security purchase.

Total shareholders’ equity at September 30, 2007 increased $7.1 million, or 6.6%, over the balance at December 31, 2006, as a result of current year net income of $14.7 million and a $1.1 million decrease in other comprehensive loss primarily due to decreases in the unrealized losses on the available for sale investment portfolio, partially offset by the $4.5 million used to repurchase common stock and the $4.8 million paid year-to-date as a shareholder dividend.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2007 and 2006, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2007, average deposits of $1.2 billion decreased by $45.0 million, or 3.7%, compared to the first nine months of 2006. Comparing average deposits for the first nine months of 2007 to 2006, average money market and retail certificate of deposit account balances have increased $44.4 million and $20.5 million, respectively, while average brokered certificates of deposit and savings account balances have decreased $102.6 million and $6.5 million, respectively. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $84.3 million on September 30, 2007, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in money market accounts and certificates of deposit during the first nine months of 2007 was the result of an increase in rates paid in 2007 compared to 2006, thus attracting increased customer balances, and increases in a new money market sweep account product.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first nine months of 2007 was $458.3 million, an increase of $66.0 million, from $392.3 million during the first nine months of 2006. The increase included the impact of the $36.1 million of junior subordinated debentures and an increase of $48.0 million in average wholesale borrowings. We secure borrowings from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $456.7 million and $348.4 million at September 30, 2007 and 2006, respectively. The carrying value of securities pledged as collateral at the FHLBB was $137.4 million and $177.2 million at September 30, 2007 and 2006, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at September 30, 2007 and 2006. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2007 and 2006.

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

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at September 30, 2007 and 2006. Our Tier 1 to risk-weighted assets was 12.28% and 10.74% at September 30, 2007 and 2006, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at September 30, 2007 and 2006 was 8.06% and 7.36%, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2007, the full $35.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $4.8 million for first nine months of 2007 and 2006.

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

We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2007, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousands)
Letters of Credit	$1,253	$547	$685	$—	$21
Other Commitments to Extend Credit	245,468	41,072	63,977	1,866	138,553

Total	$246,721	$41,619	$64,662	$1,866	$138,574

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At September 30, 2007, we had the following levels of contractual obligations for the remainder of 2007 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousands)
Operating Leases	$2,801	$150	$973	$654	$1,024
Capital Leases	—	—	—	—	—
Borrowings from the FHLBB	263,084	1,309	206,679	27,000	28,096
Junior Subordinated Debentures	36,083	—	—	—	36,083
Other Borrowed Funds	140,278	70,278	—	20,000	50,000
Other Long-Term Obligations	—	—	—	—	—

Total	$442,246	$71,737	$207,652	$47,654	$115,203

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2007, we had only floor agreements with a notional amount of $50.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the third quarter of 2007.

Rate Change	Estimated Changes in NII
+200bp	(2.00%)
-200bp	1.10%

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

The most significant factors affecting the changes in market risk exposure during the first nine months of 2007 were the flat yield curve up until the end of the third quarter, the reduction of earning assets, the increase in fixed rate loans, and the level of shorter-term borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to remain relatively flat through the first two years, after which margins begin to widen as assets reprice and replace at higher levels, offsetting increased funding costs. In a sustained rising interest rate environment, net interest income is expected to decline during the first two years, as asset yield increases are unable to offset rising funding costs. As funding costs stabilize in the second year, the asset base continues to reprice and replace at higher rates, resulting in a widening of spreads and improving levels of net interest income. In a falling interest rate environment, net interest income is expected to initially increase, as liability sensitivity drives short-term funding costs down more quickly with falling market rates, while asset yields are slower to react. Once funding costs stabilize in the second year, assets continue to replace and reprice into the lower rate environment. Accordingly, net interest income declines in a sustained lower rate environment. Should the yield curve steepen as rates fall, pressure on net interest income will be significantly reduced or eliminated entirely. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2007, we had a notional principal amount of $50.0 million in floor agreements. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

The Company is a party to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, Camden National Bank was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed Camden National Bank broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against Camden National Bank and awarded damages of $1.5 million. Management of Camden National Bank and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, Camden National Bank filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. Camden National Bank also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the assessment of settlement negotiations, Camden National Bank recorded a charge to earnings of $645,000 in 2006, which was the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside Camden National Bank’s judgment. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. On May 8, 2007, the Law Court denied Steamship Navigation’s appeal ruling that the trial court did not abuse its discretion or err in the case. Camden National Bank filed motions to authorize payment into the Court to satisfy its obligations to Steamship Navigation and to waive post judgment interest. On August 17, 2007, the Law Court decided that post judgment interest should be paid and calculated the amount of post judgment interest due. On August 22, 2007, Camden National Bank recorded an additional charge of approximately $94,000 related to post judgment interest and, combined with the original $645,000, paid the full amount owed of $739,000.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2008, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the third quarter of 2007, we made no purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	—	$—	—	389,537
8/1/07 – 8/30/07	—	—	—	389,537
9/1/07 – 9/30/07	—	—	—	389,537

Total	—	$—	—	389,537

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

(2.1) Agreement and Plan of Merger, dated as of August 13, 2007, by and between Camden National Corporation and Union Bankshares Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 14, 2007)

(2.2) Amendment No. 1 to Agreement and Plan of Merger, dated as of September 21, 2007, by and between Camden National Corporation and Union Bankshares Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 21, 2007)

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

(10.1) Resignation and General Release Agreement dated October 9, 2007, by and between Laurel J. Bouchard and Camden National Corporation*

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	November 2, 2007
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	November 2, 2007
Sean G. Daly	Date
Chief Financial Officer and Principal Financial & Accounting Officer

Exhibit Index

Page
(2.1)	Agreement and Plan of Merger, dated as of August 13, 2007, by and between Camden National Corporation and Union Bankshares Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed wth the Commission on August 14, 2007)	-

(2.2)	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 21, 2007, by and between Camden National Corporation and Union Bankshares Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 21, 2007)	-

(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Commission on May 4, 2007)	-

(10.1)	Resignation and General Release Agreement dated October 9, 2007, by and between Laurel J. Bouchard and Camden National Corporation	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	-

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	-

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	-

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-