Form 10-K
period 2007-12-31
CAMDEN NATIONAL CORP
filed 2008-03-17
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 236-8821

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrants most recently completed second fiscal quarter: $228,038,251. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2008 is: Common Stock: 7,741,450.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•

general, national or regional economic conditions could be less favorable than anticipated, including fears of recession and continued sub-prime issues, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

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

•

risks related to the merger of Union Bankshares Company with and into the Company, including but not limited to the risk of system integration issues, staffing issues, adverse customer service issues, and failing to meet the financial objectives of the merger;

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

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly held, bank holding company, with $1.7 billion in assets, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (“CNB”), and its brokerage and insurance services through Acadia Financial Consultants (“AFC”), which operates as a division of CNB. The Company also provides wealth management, trust and employee benefit products and services through its other subsidiary, Acadia Trust, N.A. (“AT”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB, and AT. All inter-company accounts and transactions have been eliminated in consolidation.

On January 3, 2008, the Company completed the acquisition of Union Bankshares Company and its banking subsidiary Union Trust Company. As this report is dated as of December 31, 2007, the operating results of Union Bankshares have not been included with those of the Company.

Descriptions of the Company and the Company’s Subsidiaries.

The Company. The Company was founded in January 1984 following a corporate reorganization in which the shareholders of CNB exchanged shares of CNB stock for shares in the Company. As a result of this share exchange, the Company became CNB’s sole parent. In December 1995, the Company merged with UnitedCorp, a bank holding company headquartered in Bangor, Maine, and acquired 100% of the outstanding stock of United Bank and 51% of the outstanding stock of the Trust Company of Maine, Inc. (“TCOM”). On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company organized under the laws of the State of Delaware and having its principal office in the State of Maine, with one principal subsidiary, Kingfield Savings Bank (“KSB”), a Maine-chartered stock savings bank with its principal office in Kingfield, Maine. Effective February 4, 2000, United Bank and KSB were merged to form UnitedKingfield Bank (“UKB”). On July 19, 2001, the Company acquired AT and Gouws Capital Management, Inc., which was merged into AT on December 31, 2001. On October 24, 2001, the Company acquired the remaining minority interest in TCOM. On January 1, 2003, TCOM merged with AT, with AT remaining as the surviving entity. Effective September 30, 2006, UKB was merged into CNB.

As of December 31, 2007, the Company’s securities consisted of one class of common stock, no par value, of which there was 6,513,573 shares outstanding held of record by approximately 987 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 2,500 shareholders.

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Camden National Bank. CNB, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly-owned subsidiary of the Company as a result of the January 1984 corporate reorganization. CNB offers its products and services in the communities of Bangor, Belfast, Bingham, Bucksport,

Camden, Corinth, Damariscotta, Dover-Foxcroft, Farmington, Greenville, Hampden, Hermon, Kennebunk, Kingfield, Lewiston, Madison, Milo, Phillips, Portland, Rangeley, Rockland, Stratton, Thomaston, Union, Vinalhaven and Waldoboro, Maine, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. AFC is a full-service brokerage and insurance division of CNB. Customers may also access CNB’s products and services using other channels, including CNB’s internet website located at www.camdennational.com. CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of CNB up to the maximum amount permitted by law.

Union Trust Company. As a result of the acquisition of Union Bankshares Company and its banking subsidiary Union Trust Company, CNB will operate the nine branches located throughout Hancock and Washington counties, Maine, as “Union Trust, a Division of Camden National Bank.”

Acadia Trust, N.A. AT, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with a limited purpose trust charter, and has its principal office in Portland, Maine, and an internet website located at www.acadiatrust.com. AT provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by AT complement the services provided by CNB by offering customers investment management services. AT is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

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

The Company and its banking subsidiary generally have been able to effectively compete with other financial institutions by emphasizing customer service, which it has branded the Camden National Experience, including local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. No assurance can be given, however, that in the future, the Company and its banking subsidiary will continue to be able to effectively compete with other financial institutions.

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

The Company’s Philosophy. The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities. The Company, through CNB, has branches that are located in communities within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial loan products enable CNB to effectively compete. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth. The Company has achieved a five-year compounded annual asset growth rate of 7.1%, resulting in $1.7 billion in total assets as of the end of 2007. The primary factors contributing to the growth were increases in security investment and retail lending activities at CNB. The Company’s performance-based compensation program has also supported this growth by creating an environment where employees have a personal interest in the performance of the Company, and are rewarded for balancing profit with growth and quality with productivity.

The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company constantly evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions, as exemplified by the acquisition of Union Bankshares Company, and its banking subsidiary Union Trust Company, which was consummated on January 3, 2008. The merger created a combined organization with 37 branch locations, $2.3 billion of assets and $1.5 billion of deposits. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

The Company’s Employees. The Company employs approximately 315 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months, and is pleased with the most recent rating, which came in as a high positive. In 2006, the Company was named one of the top five “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

The Company’s Employee Incentives. All Company employees are eligible for participation in the Company’s performance-based incentive compensation program and Retirement Savings 401(k) Plan, while certain officers of the Company may also participate in various components of the Company’s 2003 Stock Option Plan, Supplemental Executive Retirement Plan, Post-retirement Medical Plan, Defined Contribution Retirement Plan, Executive Incentive Compensation Program and Deferred Compensation Plan.

Supervision and Regulation. The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies, including the FRB and the OCC. Supervision, regulation and examination by these agencies is intended primarily to protect depositors or is aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders. We have more fully described below some of the more significant statutory and regulatory provisions applicable to banks and BHCs to which the Company and its subsidiaries are subject, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries.

BHCs – Activities and Other Limitations. As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and to the laws of the State of Maine and the jurisdiction of the Maine Bureau of Financial Institutions. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company which is not a bank or BHC, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. However, a BHC that has elected to be treated as a “financial holding company” (“FHC”) may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected FHC status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits adequately or well capitalized and adequately or well managed BHCs, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of the FRB under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a “controlling influence” over that BHC.

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

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a BHC and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:

•

in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and

•

in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.

“Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Dividend payments by national banks, such as CNB, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

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

At December 31, 2007, the Company’s subsidiary bank was deemed to be a “well-capitalized” institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, the Company’s subsidiary bank would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

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

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of, bank holding companies, such as the Company, that are not among the 20 or so largest U.S. bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the 20 or so largest U.S. bank holding companies (“Core Banks”) to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007 an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-core banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In November 2007 the federal banking agencies implemented Basel II for the Core Banks, permitting only the advance approach. The final rule implementing Basel II reiterated that non-core banks would have the option to take the standardized approach and that it is the agencies intention to have the standardized proposal finalized before the Core Banks begin the first transitional floor period under Basel II. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

Customer Information Security. The OCC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

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

USA PATRIOT Act. The USA PATRIOT Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The PATRIOT Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, customer identity notification and customer risk analysis. The PATRIOT Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. In 2006, final regulations under the PATRIOT Act were issued requiring financial institutions, including CNB, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks.” Management believes that it is currently in compliance with all requirements prescribed by the PATRIOT Act.

Deposit Insurance. The bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including CNB, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as CNB, which are in the lowest risk category, assessment rates will vary initially from five to seven basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2007 and 2008, the FDIC set the DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. The FDIC also issued a one-time assessment credit pool to be shared among institutions that were in existence on December 31, 1996, or the successors of such institutions, and paid a deposit insurance assessment prior to that date. For 2007, CNB’s share of the assessment credit pool was enough to cover its 2007 annual calculated contribution to the DIF, thus there was no impact to the Statement of Income for 2007. For 2008, CNB estimates its premium contribution will be 5.0 basis points per $100 of insured deposits. With only a small amount of the one-time assessment credit remaining, the 2008 contribution to the DIF will adversely impact the statement of income. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2008 levels.

Also as part of the FDI Reform Act, the FDIC has (i) increased the $100,000 per account insurance level will be indexed to reflect inflation; (ii) increased deposit insurance coverage for certain retirement accounts to $250,000; and (iii) placed a cap on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Identity Theft Red Flags. The federal banking agencies jointly issued final rules and guidelines in November 2007, implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines are effective January 1, 2008. The mandatory compliance date for this rule is November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations. In November 2007, the federal banking agencies published final rules to implement the affiliate marketing provisions in section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules are effective January 1, 2008. The mandatory compliance date for these rules is October 1, 2008.

Available Information

The Company’s Investor Relations information can be obtained through its subsidiary banks’ internet address, www.camdennational.com. The Company makes available on or through its Investor Relations page without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

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

Economic volatility may negatively impact our growth.

The current economic forecasts, including the increased possibility of a recession, combined with the subprime lending crisis and significant reductions in the federal funds rate, may negatively impact the demand for loans and the availability of deposits, thus impacting our ability to meet the loan and deposit growth needs of our business.

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

To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.

Although we do not have an aggressive acquisition strategy, we have acquired and will continue to consider the acquisition of other financial services companies. Related to our recent acquisition of Union Bankshares Company, and to the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

•	the risk that the acquired business will not perform in accordance with management’s expectations;

•	the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

•	the risk that management will divert its attention from other aspects of our business;

•	the risk that we may lose key employees of the combined business; and

•	the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance.

As a holding company and through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities, including those to our shareholders. From time to time, we have been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation. Refer to Item 3. Legal Proceedings.

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

The Company operates in 28 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels. The headquarters of the Company and the headquarters and main office of CNB are located at 2 Elm Street, Camden, Maine. The building, which CNB owns, has 15,500 square feet of space on three levels. CNB also owns twenty of its branch facilities, none of which is subject to a mortgage. During 2007, CNB moved its Rockland branch to the renovated “Spear Block” building adjacent to the former branch. The “Spear Block” building, which is owned by CNB, has the CNB branch facility on the first floor and suites for rent or sale on the upper floors. CNB also leases eight branches, a parcel of land, a parking lot and parking spaces associated with those branches under long-term leases, which expire in 2008, 2009, 2010, 2011, 2014 and 2077. The Bangor, Maine building has 25,600 square feet of space on two levels. CNB occupies 16,975 square feet of space on both floors, the Company utilizes 2,042 square feet for off-site computer processing, and AT leases 1,110 square feet on the first floor and 535 square feet of space on the second floor. The remainder of the Bangor, Maine building and the former Rockland branch are leased to third-party tenants.

In 2005, AT renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. AT leases and occupies 11,715 square feet on the 9th floor. AT entered into a two-year lease agreement in February 2005 with CNB, an affiliated organization, located at 145 Exchange Street, Bangor, Maine, consisting of 1,645 square feet of office space.

Item 3.	Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the normal course of business. In addition to the routine litigation incidental to its business, CNB was a defendant in a lawsuit brought by a former commercial customer, Steamship Navigation Company. The former customer claimed CNB broke a verbal promise for a $300,000 loan to fund operating expenses of its ski resort. As a result of this litigation, 20 of the original 21 counts were dismissed, leaving only the single breach of oral contract count, on which the jury returned a verdict against CNB and awarded damages of $1.5 million. Management of CNB and the Company reviewed this matter with counsel and the Company’s outside auditors. Management believed that the allegations were unfounded and that it was probable that the judgment would be reversed upon appeal. As such, the Company filed a motion asking the judge to reverse the jury verdict and accompanying award of damages. On January 11, 2005, the motion was denied. On February 1, 2005, CNB filed an appeal of the verdict with the Law Court. On October 20, 2005, oral arguments were held to determine if the jury verdict should be upheld. On February 7, 2006, the Maine Supreme Judicial Court upheld a judgment for the plaintiff in the principal amount of $1.5 million. CNB also obtained and recorded judgments in the principal amount of $865,000 against Steamship Navigation Company, which partially set off the awarded damages. Based upon the assessment of settlement negotiations, CNB recorded a charge to earnings of $645,000 in 2006, which was the expected net amount of the offsetting judgments. On August 31, 2006, the Court denied Steamship Navigation Company’s motion to revise or set aside CNB’s judgment. The plaintiff’s attorney filed an appeal arguing that the Court committed errors in this case, and on April 11, 2007, the Law Court heard oral arguments for the appeal. On May 8, 2007, the Law Court denied Steamship Navigation’s appeal ruling that the trial court did not abuse its discretion or err in the case. CNB filed motions to authorize payment into the Court to satisfy its obligations to Steamship Navigation and to waive post judgment interest. On August 17, 2007, the Law Court decided that post judgment interest should be paid and calculated the amount of post judgment interest due. On August 22, 2007, CNB recorded an additional charge of approximately $94,000 related to post judgment interest and, combined with the original $645,000, paid the full amount owed of $739,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to January 2, 2008, the Company stock was traded on the American Stock Exchange (“AMEX”) under the ticker symbol ‘CAC.’ As of January 2, 2008, the Company stock listing was transferred to the NASDAQ Global Market (“NASDAQ”) under the ticker symbol ‘CAC.’ The Company has paid quarterly dividends since its inception in 1985. The high and low sales prices (as quoted by AMEX) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2007			2006
	Market Price		Dividends Paid Per Share	Market Price		Dividends Paid Per Share
	High	Low		High	Low
First Quarter	$46.34	$42.25	$0.24	$38.95	$32.25	$0.22
Second Quarter	$44.50	$37.02	$0.24	$40.25	$36.50	$0.22
Third Quarter	$40.47	$34.05	$0.24	$44.74	$39.60	$0.22
Fourth Quarter	$35.38	$28.03	$0.24	$47.97	$38.90	$0.22

As of December 31, 2007, there were 6,513,573 shares of the Company’s common stock outstanding. As of March 7, 2008, there were 7,741,450 shares of the Company’s common stock outstanding held of record by approximately 1,456 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders based on the number of requested copies from such institutions. The significant increase in shares outstanding between December 31, 2007 and March 7, 2008 is a result of the acquisition of Union Bankshares Company, at the close of which the Company issued 1.2 million shares to former Union Bankshares Company shareholders as stock consideration for the purchase.

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

Securities authorized for issuance under equity compensation plans are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities in column a) (c)
Equity compensation plans approved by shareholders	112,897	$36.75	665,931
Equity compensation plans not approved by shareholders	—	—	—

Total	112,897	$36.75	665,931

Refer to Notes 1 and 16 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2008, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the fourth quarter of 2007, the Company made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 – 12/31/07	—	$—	—	750,000

Item 6.	Selected Financial Data

	DECEMBER 31,
(In thousands, except per share data)	2007	2006	2005	2004	2003
FINANCIAL CONDITION DATA
Assets	$1,716,788	$1,769,886	$1,653,257	$1,489,865	$1,370,363
Loans	1,145,639	1,218,129	1,182,175	1,069,294	966,855
Allowance for Loan and Lease Losses	13,653	14,933	14,167	13,641	14,135
Investments	463,834	444,093	367,629	323,998	303,749
Deposits	1,118,051	1,185,801	1,163,905	1,014,601	900,996
Borrowings	460,133	437,364	347,039	336,820	338,408
Shareholders’ Equity	120,203	107,052	129,538	126,405	119,706

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
OPERATIONS DATA
Interest Income	$107,736	$107,238	$89,721	$73,377	$72,146
Interest Expense	57,866	53,048	34,697	24,365	24,487

Net Interest Income	49,870	54,190	55,024	49,012	47,659
Provision for (Recovery of) Loan and Lease Losses	100	2,208	1,265	(685)	(150)

Net Interest Income after Provision for (Recovery of) Loan and Lease Losses	49,770	51,982	53,759	49,697	47,809
Non-Interest Income	12,652	11,629	10,050	11,399	10,829
Non-Interest Expense	33,686	34,224	32,461	31,882	30,424

Income Before Provision for Income Tax	28,736	29,387	31,348	29,214	28,214
Income Tax Expense	8,453	9,111	9,968	9,721	9,286

Net Income	$20,283	$20,276	$21,380	$19,493	$18,928

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
OTHER DATA
Basic Earnings Per Share	$3.09	$2.93	$2.81	$2.54	$2.39
Diluted Earnings Per Share	3.09	2.93	2.80	2.53	2.38
Dividends Paid Per Share	0.96	0.88	1.30	0.80	0.72
Book Value Per Share	18.45	16.18	17.21	16.56	15.43
Tangible Book Value Per Share (1)	17.79	15.40	16.40	15.65	14.48
Return on Average Assets	1.16%	1.17%	1.34%	1.40%	1.48%
Return on Average Equity	18.34%	18.40%	16.99%	15.97%	15.85%
ALLL to Total Loans	1.19%	1.23%	1.20%	1.28%	1.46%
Non-Performing Loans to Total Loans	0.93%	1.12%	0.79%	0.60%	0.70%
Stock Dividend Payout Ratio	38.83%	30.03%	46.26%	31.50%	30.13%
Average Equity to Average Assets	6.33%	6.36%	7.90%	8.75%	9.32%
Efficiency Ratio (2)	53.88%	52.00%	49.88%	52.78%	52.02%

(1)	Tangible Book Value Per Share is computed by dividing shareholders’ equity less goodwill and core deposit intangible by the number of common shares outstanding.
(2)	Efficiency Ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 and financial condition at December 31, 2007 and 2006, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2007 of $20.3 million was nearly equivalent to the net income of $20.3 million reported in 2006. Net income per diluted share was $3.09, a 5.5% increase over the $2.93 reported for 2006, which reflects the favorable impact of the common stock repurchases completed in 2006 and early 2007. The following were significant factors related to the results of fiscal year 2007 compared to fiscal year 2006:

•

Net interest income decreased 8.0%, or $4.3 million, which was primarily a function of the flat yield curve, which drove up deposit and borrowing costs more significantly than income on earning assets, and the addition of a full year of interest cost on the trust preferred securities issued during 2006. As a result, the net interest margin on a fully-taxable equivalent basis was 3.09% in 2007 compared to 3.36% in 2006.

•

The provision for loan and lease losses of $100,000 decreased $2.1 million in 2007 from 2006 as a result of a $72.5 million decline in loan balances, a decrease in non-performing loans as a percentage of total loans, and a slight decrease in net charge-offs in 2007 compared to 2006.

•

Non-interest income increased 8.8%, or $1.0 million, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A., brokerage and insurance commission income at Acadia Financial Consultants and growth in debit card activity.

•

Non-interest expenses decreased 1.6%, or $538,000, primarily due to a decline in professional fees, a 2006 charge of $645,000 related to the Steamship Navigation et al litigation involving CNB, and $308,000 in expenses incurred in 2006 as part of the merger of our two banks, all partially offset by normal salary and benefit cost increases and investments in technology in 2007.

•

Total assets at December 31, 2007 decreased $53.1 million, or 3.0%, as loans were down $72.5 million, or 6.0%, from 2006, while investments were up $19.7 million, or 4.5%, for the same periods. Total liabilities at December 31, 2007 of $1.6 billion decreased $66.2 million, or 4.0%, as deposit balances were down $67.8 million, or 5.7%, and the due to broker was down $24.4 million as it settled in January 2007, both partially offset by an increase in borrowings of $22.8 million, or 5.2%, from the same date a year earlier. Shareholders’ equity increased 12.3% due to current year earnings and a positive change in other comprehensive income, partially offset by share buybacks and dividends declared.

Results of Operations

Comparison of 2007 to 2006

We reported net income of $20.3 million, or $3.09 per diluted share, for 2007 compared to $20.3 million and $2.93 per diluted share in 2006. Return on average assets was 1.16% in 2007, compared to 1.17% in 2006 and return on average shareholders’ equity was 18.34% in 2007, compared to 18.40% in 2006.

Net Interest Income

Net interest income accounted for 79.8% of total revenues, and is our largest source of revenue. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income was $51.3 million on a fully-taxable equivalent basis in 2007, compared to $55.4 million in 2006, a decrease of $4.1 million. Our level of net interest income fluctuates over time for three primary reasons: 1.) Interest earned from earning assets and expenses from interest-bearing deposits and borrowings fluctuate due to changes in interest rates. This is referred to as the “yield” or “rate” component of net interest income. 2.) Net interest income changes due to the amount of earning assets we maintain, as well as the amount of non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “volume” component of net interest income. 3.) Net interest income fluctuates as a result of the change, over time, in the components of earning assets, non-interest bearing deposits, interest bearing deposits and borrowings. This is referred to as the “mix” component of net interest income. It is our goal to maximize net interest income by providing competitive products to customers that, within various risk parameters, maximize interest income while minimizing interest expense. We use several analytical models, including those illustrated by Tables 1 & 2 on pages 35 and 36 below, to assess and monitor those factors that affect net interest income, to assess our performance in meeting our goals and to determine future strategies.

Impact of Rates. Overall, during 2007 compared to 2006, our net interest income was adversely impacted $2.5 million due to rate changes, with increased earning asset yields contributing $1.0 million, while increased funding costs decreased net interest income $3.5 million. During the first three quarters of 2007, benchmark interest rates were at levels above those in 2006 and remained relatively stable until declines in the fourth quarter of a one half percentage point, followed by two quarter percentage point decreases, in the Federal Funds Discount Rate (“Fed Funds Rate”), which culminated at 4.25% at December 31, 2007. The slope of the curve was relatively flat, thus the spread between short-term and long-term rates was historically low. Interest income on securities was positively impacted $882,000 during 2007 as a result of new investments being added to the portfolio at higher yields than maturing investments. Our loan yields were also positively impacted $126,000 due to increases in market rates, in addition to the mid-year credit and subprime crisis, which has resulted in the gradual return of pricing credit risk into loan rates. For our interest-bearing liabilities, the higher rate environment and flat yield curve during 2007 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate environment and the highly competitive environment in which we compete, we raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts, as competitors also raised rates paid on such products. Due to the increase in rates paid on deposit products, our interest expense increased $2.2 million in 2007 compared 2006. In addition, in 2007, we were negatively impacted $835,000 due to increases in short-term borrowing rates, which were primarily overnight funds from the Federal Home Loan Bank of Boston (“FHLBB”) and $468,000 due to increased rates paid on our brokered certificate of deposits.

Impact of Volume. Overall, during 2007 compared to 2006, our net interest income was negatively impacted $1.6 million due to volume changes, with average earning asset growth and mix reducing the margin $294,000, and the need for increased funding to support the average asset growth decreased net interest income $1.3 million. During 2007, average investment volume increases contributed $2.4 million to net interest income, while average loan balance declines reduced the margin $2.7 million. In order to fund the modest average balance sheet growth experienced during 2007, average retail deposits increased $54.7 million, or 5.5%, and borrowings increased $41.5 million, or 11.0%, partially offset by a $95.2 million, or 44.0%, decline in average brokered deposits. During 2007, the “all in” cost of brokered certificates of deposit was greater than the borrowing cost for wholesale repurchase agreements or FHLBB advances with similar maturities, thus resulting in the decline in brokered certificate of deposit balances.

Information on average balances, yields and rates for the past three years can be found in Table 1 on page 35. Table 2 (on page 36) shows the changes from 2006 to 2007 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Market Risk section below.

Provision for Loan and Lease Losses

During 2007, we provided $100,000 of expense to the provision for loan and lease losses compared to $2.2 million for 2006. The decrease to the ALLL for 2007 was primarily due to the contraction of the loan portfolio, which decreased $72.5 million, or 6.0%, from December 31, 2006 to December 31, 2007. In 2007, the ratio of non-performing loans to total loans decreased to 0.93% from 1.12% in 2006. In addition, net charge-offs were $62,000 less in 2007 compared to 2006. The ALLL as a percentage of total loans was 1.19% at December 31, 2007, a decrease from 1.23% at December 31, 2006. For further discussion of the ALLL, refer to Critical Accounting Policies section below, Item 1A. Risk Factors and the Footnotes to the Consolidated Financial Statements.

Non-interest Income

Non-interest income increased to $12.7 million for the year ended December 31, 2007, from $11.6 million in 2006, which was growth of $1.0 million, or 8.8%. Due to increases in assets under administration at AT, income from fiduciary services increased $459,000, or 10.3%, in 2007 compared to 2006. Brokerage and insurance commission income increased $357,000, or 76.1%, primarily due to increased sales efforts and assets under management. Other service charges and fees increased $187,000, or 11.4%, as both debit card income and ATM non-customer fee income increased due to growth in transaction volumes. Earnings on bank-owned life insurance increased $32,000, or 4.0%, primarily due to increases in rates paid on cash values.

Non-interest Expenses

Non-interest expenses decreased to $33.7 million for the year ended December 31, 2007, from $34.2 million in 2006, a change of $538,000, or 1.6%. The decrease, primarily in ‘Other’ expenses, was due to a $645,000 charge in 2006 related to the Steamship Navigation et al litigation involving CNB, $308,000 in expenses incurred in 2006 as part of the merger of our two banks, a $297,000 decline in director fees in 2007 as a portion of director fees are indexed to the stock price and the stock price has decreased since December 31, 2006, and a $288,000 decline in legal costs due to the completion of the litigation pending in 2006 and related legal cost insurance reimbursements received in 2007. These decreases were somewhat offset by increased employee compensation costs of $506,000, or 2.8%, due to normal salary and benefit cost increases, furniture, equipment and data processing costs of $143,000, or 6.5%, as a result of increased amortization and depreciation costs associated with technology purchases (software and hardware) necessary to support our growth and information security initiatives, and net occupancy costs of $239,000, or 9.6%, primarily due to increased utility costs, repairs and maintenance costs on various facilities, and depreciation costs on the renovated Spear Block Rockland branch which was placed into service during the first quarter of 2007.

Comparison of 2006 to 2005

We reported net income of $20.3 million, or $2.93 per diluted share, for 2006 compared to $21.4 million and $2.80 per diluted share in 2005. Return on average assets was 1.17% in 2006, compared to 1.34% in 2005 and return on average shareholders’ equity was 18.40% in 2006, compared to 16.99% in 2005. The decrease in return on average assets was primarily a result of an environment of increasing interest rates and a flattening yield curve. This environment resulted in longer duration earning assets (loans and investments) booked during 2006 to experience less of an increase in yields compared to the increase in funding costs, thus we did not produce the same level of net interest spread (yield on earning assets less cost on associated funding liabilities) compared to the prior year. The return on average assets was also negatively affected by the introduction of the recurring interest cost of the trust preferred security issuance. The increase in the return on average equity was primarily due to the repurchase of 941,246 shares of common stock during 2006, most of which were purchased as part of the second quarter Dutch Auction tender offer.

Net Interest Income

Net interest income was $55.4 million on a fully-taxable equivalent basis in 2006, compared to $55.7 million in 2005, a decrease of $303,000.

Impact of Rates. During 2006, interest rates continued to increase with four quarter percentage point increases in the Federal Funds Discount Rate (“Fed Funds Rate”), which followed eight quarter percentage point increases in 2005 and culminated at 5.25% at December 31, 2006. During 2006, the earnings on our interest-bearing assets, which contractually re-price (subject to caps) based on various benchmarks, such as the Prime Rate and the London Inter-Bank Offer Rate (“LIBOR”) (these products are also referred to as “variable” or “floating” rate instruments), increased in response to the changes in the underlying benchmark rates resulting in an overall increase in yields. Interest income on securities was positively impacted during 2006 as a result of new investments being added to the portfolio at higher yields than maturing investments. For our interest-bearing liabilities, the higher rate environment during 2006 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate increases and the highly competitive environment in which we compete, we raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts, as competitors also raised rates paid on such products. In addition, in 2006, we were negatively impacted $3.2 million due to increases in short-term borrowing rates, which were primarily overnight funds from the Federal Home Loan Bank of Boston (“FHLBB”), $1.4 million due to increases in brokered certificate of deposit rates and $1.6 million due to the interest paid on the trust preferred issuance. Overall, during 2006 compared to 2005, our net interest income was adversely impacted $4.4 million due to rate changes, with increased earning asset yields contributing $9.9 million, while increased funding costs decreased net interest income $14.3 million.

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

Non-interest Expenses

Non-interest expenses increased to $34.2 million for the year ended December 31, 2006, from $32.5 million in 2005, a change of $1.7 million, or 5.4%. The increase, primarily in ‘Other’ expenses, was due to a $645,000 charge related to the Steamship Navigation et al litigation involving CNB, $308,000 in expenses incurred as part of the merger of our two banks, and increased risk management related expenses including legal and collection costs. Furniture, equipment and data processing costs increased $175,000 as a result of increased amortization and depreciation costs associated with technology purchases (software and hardware) necessary to support our growth and information security initiatives. Net occupancy costs increased $238,000 primarily due to increased utility costs and repairs and maintenance costs on various facilities. These increases were somewhat offset by decreased employee compensation costs as we did not pay a general incentive bonus for 2006, and reduced our benefit costs due to a change in health care providers.

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

Financial Condition

Overview

Total assets at December 31, 2007 were $1.7 billion, a decrease of $53.1 million, or 3.0%, from December 31, 2006. The change in assets consisted primarily of a $71.2 million decrease in net loans and a $4.6 million decrease in cash and due from banks, both of which were partially offset by a $19.7 million increase in investments and a $2.1 million increase in bank premises and equipment. Total liabilities decreased $66.2 million as total deposits (including brokered certificates of deposit) declined $67.8 million and a due to broker payable declined $24.4 million, both partially offset by a $22.8 million increase in borrowings. Total shareholders’ equity increased $13.2 million, which was a result of current year earnings and a positive change in other comprehensive income, partially offset by common stock repurchases and dividends declared to shareholders.

Cash and Due from Banks

Cash and due from banks decreased 13.7%, or $4.6 million, at December 31, 2007 compared to 2006, primarily due to a decline in clearing funds required to be held at the Federal Reserve Bank and declines in compensating balances maintained at correspondent banks.

Investment Securities

Investments in securities of the U.S. government, U.S. government sponsored enterprises, states and political subdivisions, highly rated corporate bonds and equities are used to diversify our revenues, provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment securities increased $19.7 million, or 4.5%, to $463.8 million at December 31, 2007. We have investment securities in both the available-for-sale and held-to-maturity categories.

We conform to Statement of Financial Accounting Standards (“SFAS”) No. 115, which requires all investments to be categorized as “trading securities,” “available for sale” or “held to maturity.” All realized gains or losses from investments in any category are recorded as an effect to net income in the period incurred. Unrealized gains or losses from investments categorized as “trading securities” are immediately recorded in current year earnings. During 2007 and 2006, we did not hold any securities classified as “trading securities.” Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the gain or loss is recognized. During 2007 and 2006, we purchased additional securities of state and political subdivisions and classified them as “held to maturity.” Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2007, the Company had $1.5 million of unrealized gains on securities available for sale, net of the deferred taxes, compared to $3.0 million unrealized loss, net of deferred taxes at December 31, 2006. The change from 2006 to 2007 is attributed to a decline in the interest rate environment that has positively impacted the fair value of securities.

Loans

CNB provides loans primarily to customers located within its geographic market area. Loans totaled $1.1 billion at December 31, 2007, a 6.0% decrease from total loans at December 31, 2006. In 2007, we experienced declines in all loan categories, except consumer loans, as described below.

In 2007, residential real estate mortgage loans decreased $2.1 million, or 0.5%, primarily as a result of volatility in the market caused by the credit crunch, subprime lending issues, and general declines in real estate values, which have negatively impacted consumer demand for mortgage originations and mortgage loan refinancing. In 2006, residential real estate mortgage loans increased by $37.4 million, or 10.0%, as a result of consumers taking advantage of the continued low long-term interest rate environment. During 2007 and 2006, we did not sell any fixed-rate residential mortgage loans on the secondary market. Residential real estate loans consist of loans secured by one-to-four family residences. We generally retain adjustable-rate mortgages in the portfolio and frequently will retain fixed-rate mortgages, as well, based on market risk assessments.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured, and includes commercial real estate loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. Commercial loans decreased $61.4 million, or 10.6%, during 2007, which primarily reflects our conservative posture in commercial real estate lending activity in 2007 due to an environment of increased competition, including from commercial lending conduits, highlighted by relaxed credit structures and low long-term fixed rate commitments, which we feel does not provide an adequate reward for the inherent risks. In 2006, commercial loans decreased $20.0 million, or 3.3%, compared to 2005.

Consumer loans are originated for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2007, consumer loans increased by $4.3 million, or 2.1%, as consumers continued to utilize home equity loans for home improvement, to consolidate debt and for general consumer purposes. In 2006, consumer loans increased $9.8 million, or 5.2%, over 2005.

Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction related purposes. Municipal loans declined $13.2 million, or 53.2%, for 2007 compared to 2006 as a few large loans paid off during the third and fourth quarters of 2007. In 2006, municipal loans increased $8.8 million, or 54.2%, over 2005.

Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $10.6 million, or 0.93%, of total loans at December 31, 2007, compared to $13.7 million, or 1.12%, of total loans at December 31, 2006.

Allowance for Loan and Lease Losses / Provision for Loan and Lease Losses

Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During 2007, we provided $100,000 to the ALLL compared to $2.2 million and $1.3 million in 2006 and 2005, respectively. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We recorded net charge-offs of $1.4 million in 2007 and 2006, compared to $739,000 in 2005. In addition, non-performing assets decreased to $11.0 million, or 0.96%, of total loans at December 31, 2007, from $13.8 million, or 1.13%, of total loans at December 31, 2006. We have also experienced a decline in outstanding loan balances due to large pay-offs and the continued conservative posture in our commercial real estate lending activity. We believe that the ALLL at December 31, 2007 of $13.7 million, or 1.19%, of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.23% in 2006. For further discussion of the ALLL, refer to Critical Accounting Policies section below, Item 1A. Risk Factors and the Footnotes to the Consolidated Financial Statements.

Net Premises and Equipment

Net premises and equipment increased $2.1 million, to $19.7 million, at December 31, 2007, primarily due to costs related to the redevelopment of the Spear Block Rockland branch, and increased costs associated with technology related purchases.

Deposits

CNB receives transaction account, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System. Total deposits decreased $67.8 million, which included declines in savings accounts of $10.7 million, retail certificates of deposit of $11.0 million, and brokered certificate of deposits of $85.0 million, while money market accounts increased $37.1 million and total transaction accounts (demand deposit and NOW accounts) increased $1.9 million. Brokered deposits ended 2007 down $85.0 million as maturities during the year were not renewed due to the use of lower costing funding alternatives. The increase in money market accounts is due to increases in a new money market sweep account product and an overall migration of deposits to money market accounts due to recent increase in rates paid in relation to other time deposit products.

Borrowings

Borrowings from the FHLBB decreased $68.9 million as we shifted to the use of wholesale repurchase agreements, which offered better rates and interest rate risk protection in an upward rate change scenario. The shift to wholesale repurchase agreements resulted in an $81.7 million increase in other borrowed funds. In January 2007, we settled the $24.4 million due to broker liability related to the 2006 year-end trade date security purchase. We also borrowed $10.0 million on December 28, 2007 to have adequate funds for the cash portion of the Union Bankshares acquisition. The note payable was completely paid off in early January 2008.

Liquidity

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2007 and 2006, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For 2007, average deposits of $1.2 billion decreased by $40.5 million, or 3.4%, compared to 2006. Comparing average deposits for 2007 to 2006, average money market and retail certificate of deposit account balances have increased $45.5 million and $13.8 million, respectively, while average brokered certificates of deposit and savings account balances have decreased $95.2 million and $6.4 million, respectively. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $81.9 million on December 31, 2007, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in money market accounts and certificates of deposit during 2007 was the result of an increase in rates paid in 2007 compared to 2006, thus attracting increased customer balances, and increases in a new money market sweep account product.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for 2007 was $455.0 million, an increase of $52.8 million, from $402.2 million during 2006. The increase included the full year impact of the junior subordinated debentures and an increase of $38.0 million in average wholesale borrowings. We secure borrowings from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $454.8 million and $378.3 million at December 31, 2007 and 2006, respectively. The carrying value of securities pledged as collateral at the FHLBB was $110.3 million and $164.4 million at December 31, 2007 and 2006, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at December 31, 2007 and 2006. At December 31, 2007, we had $841,000 outstanding on the line of credit, which was paid off on January 2, 2008. We had no outstanding balance on the line of credit with the FHLBB at December 31, 2006. We also borrowed $10.0 million on December 28, 2007 as bridge financing for the cash portion of the Union Bankshares Company acquisition. The note payable was paid off in early January 2008, but remains available to us through December 28, 2008.

In addition to the liquidity sources discussed above, we believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the national brokered deposit market and commercial repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

Capital Resources

Under FRB guidelines, bank holding companies, such as us, are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceed regulatory guidelines at December 31, 2007 and December 31, 2006. Our Tier 1 capital to risk weighted assets was 12.8% and 11.3% at December 31, 2007 and 2006, respectively (see Item 8., Note 22, Regulatory Matters, of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.2% and 7.6% at December 31, 2007 and 2006, respectively.

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

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2007, $35.0 million of the trust preferred securities was included in Tier 1 capital. At December 31, 2006, $32.9 million of the trust preferred securities was included in Tier 1 capital, while the full $35.0 million was included in total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $120.2 million and $107.1 million, or 7.0% and 6.1%, of total assets at December 31, 2007 and 2006, respectively. The $13.2 million, or 12.3%, increase in shareholders’ equity in 2007 was primarily attributable to current year net income of $20.3 million, $4.7 million change in other comprehensive income, net of taxes, related to securities available for sale, derivative instruments, and underfunded post-retirement plans, all partially offset by the $4.5 million in open market common stock repurchases and $7.9 million in cash dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. Dividends declared per share of $1.20 during the year ended December 31, 2007 increased by 36.4% over the corresponding period in 2006 as we declared our first quarter 2008 dividend on November 27, 2007 with a record date of December 31, 2007. The setting of the record date prior to the consummation of the merger was to align with the final dividend payment of Union Bankshares Company, thus precluding former Union Bankshares shareholders from receiving two dividends. The dividends paid per share of $0.96 during the year ended December 31, 2007 increased by 9.1% over the corresponding period in 2006. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. CNB declared dividends in the aggregate amount of $34.0 million and $11.0 million in 2007 and 2006, respectively. Acadia Trust, N.A. declared dividends in the aggregate amount of $2.0 million in 2007 and declared no dividends in 2006. The increase in dividends declared by the subsidiaries in 2007 was necessary to fund the Company’s acquisition of Union Bankshares Company. As of December 31, 2007, and subject to the limitations and restrictions under applicable law, CNB had a total of $5.6 million available for dividends to us, although there is no assurance that dividends will be paid at any time in any amount (refer to Note 16 within the Notes to Consolidated Financial Statements of Item 8. Financial Statements and Supplementary Data, for additional information).

On March 24, 2006, we announced the commencement of a modified “Dutch Auction” tender offer, approved by our Board of Directors, to repurchase up to 752,000 shares of its common stock. On May 4, 2006, in accordance with the terms of the tender offer, we repurchased, at a purchase price of $39.00 per share, 880,827 shares of our common stock, which represented approximately 11.7% of the outstanding common shares as of May 3, 2006.

In June 2007, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year, expiring July 1, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to our capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2007, we have not repurchased any shares of common stock under the current plan. In June 2006, the Board of Directors voted to authorize us to purchase up to 750,000 shares of our outstanding common stock for a period of one year, expiring July 1, 2007, for reasons similar to the current plan. Up to the June 30, 2007 expiration date of the 2006 plan, we repurchased 114,010 shares of common stock at an average price of $39.13, of which 113,950 were purchased during 2007 at an average price of $39.12.

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

Contractual Obligations and Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2007, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Letters of Credit	$1,251	$1,235	$16	$—	$—
Other Commitments to Extend Credit	228,224	82,834	5,285	2,753	137,352

Total	$229,475	$84,069	$5,301	$2,753	$137,352

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. Junior subordinated debentures are described in Item 8. Note 13. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At December 31, 2007, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
(Dollars in thousand)
Operating Leases	$2,694	$595	$795	$535	$769
Capital Leases	—	—	—	—	—
Construction contracts	—	—	—	—	—
Borrowings from the FHLBB	271,558	149,950	76,590	13,536	31,482
Commercial Repurchase Agreements	80,000	—	—	80,000	—
Other Borrowed Funds	62,492	62,492	—	—	—
Junior Subordinated Debentures	36,083	—	—	—	36,083
Note Payable	10,000	10,000	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total	$462,827	$223,037	$77,385	$94,071	$68,334

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. During 2006 and 2007, we had a notional principal amount of $50.0 million in floor agreements, which, due to changes in market interest rates at the end of the fourth quarter of 2007, the Company committed to a plan to sell the agreements and closed the sale of the contracts as of December 31, 2007.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates for 2007 and 2006. A parallel and pro rata shift in rates over a 12-month period is assumed. The following discloses our NII sensitivity analysis, as measured over the past two years, reflecting the quarterly high, low and average percentage of exposure over a 1-year horizon for each year.

	2007 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	(5.50)%	(2.00)%	(3.83)%
-200 bp	4.40%	(1.10)%	2.35%

	2006 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	(5.40)%	(3.10)%	(4.35)%
-200 bp	2.80%	(0.80)%	0.63%

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

The most significant factors affecting the changes in market risk exposure during 2007 compared to 2006 were the flat yield curve up until the end of the third quarter, the reduction of earning assets, the increase in fixed rate loans, and the level of shorter-term FHLBB borrowings. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is expected to gradually increase as balance sheet spread continues to widen as assets reprice at higher rate levels, offsetting increased funding costs. In a sustained rising interest rate environment, net interest income is expected to trend downward in the first year, as assumed asset yield increases are unable to offset rising funding costs. As funding costs stabilize in the second year, the asset base continues to reprice and replace at higher rates, resulting in a widening of spreads and improving levels of net interest income. Currently, a rising rate environment creates the most potential exposure to net interest income. In a falling interest rate environment, net interest income is expected to trend higher as funding cost reductions outpace declining asset yields. This benefit peaks in the second year and then reverses as assets continue to reprice at lower rate levels while funding costs become more stable, having for the most part adjusted to the lower rates. Should the yield curve steepen as rates fall, pressure on net interest income will be significantly reduced or eliminated entirely. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. During 2007, we had a notional principal amount of $50.0 million in floor agreements, which we sold as of December 31, 2007. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies. These instruments are more fully described in Note 5, Derivative Financial Instruments, of the Notes to Consolidated Financial Statements.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. Although this Statement does not require any new fair value measurements, it is expected to expand our fair value disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company does not intend to take the fair value option for any financial assets or financial liabilities under SFAS No. 159.

Related Party Transactions

CNB is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with CNB’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with CNB’s lending policies, federal banking regulations also requires training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Reg. O” requirements). As described more fully in Note 19, Related Parties, of the Notes to Consolidated Financial Statements, we have not entered into significant non-lending related party transactions.

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

Other Real Estate Owned. Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a change or reduction in the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by showing a charge against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

Allowance for Credit Losses. The allowance for credit losses covers our portfolio of lending related commitments. We assess the need for an allowance for lending-related commitments based upon, among other factors, the amount of open commitments, the financial condition of the borrower, and historical losses on credit commitments. In addition, all draw downs on credit commitments undergo underwriting processes in accordance with our Loan Policy, thus must meet the same underwriting standards.

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

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, we can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value exceeds the fair value, an impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds and other factors, could impact our financial condition and results of operations either positively or adversely. We have engaged a recognized third party to periodically evaluate the valuation of the mortgage servicing rights asset.

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

Analysis of Change in Net Interest Margin on Earning Assets

(Dollars in thousands)	DECEMBER 31, 2007			DECEMBER 31, 2006			DECEMBER 31, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Securities—taxable	$422,197	$21,086	4.99%	$384,132	$18,378	4.78%	$363,173	$15,721	4.33%
Securities—nontaxable (1)	42,050	2,537	6.03%	37,281	2,249	6.03%	18,894	1,143	6.05%
Federal funds sold	8,098	373	4.61%	837	39	4.66%	391	12	3.07%
Loans (1) (2) (3)	1,187,627	85,133	7.17%	1,225,933	87,749	7.16%	1,129,004	73,349	6.50%

Total interest-earning assets	1,659,972	109,129	6.57%	1,648,183	108,415	6.58%	1,511,462	90,225	5.97%

Cash and due from banks	29,357			31,081			30,062
Other assets	73,000			69,473			65,314
Less: ALLL	(14,393)			(14,814)			(13,860)

Total assets	$1,747,936			$1,733,923			$1,592,978

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
NOW accounts	$106,920	429	0.40%	$110,387	321	0.29%	$118,380	$233	0.20%
Savings accounts	89,705	336	0.37%	96,132	326	0.34%	106,732	362	0.34%
Money market accounts	311,171	13,450	4.32%	265,691	11,021	4.15%	229,023	5,809	2.54%
Certificates of deposit	389,565	17,121	4.39%	375,800	15,051	4.01%	321,574	9,739	3.03%
Broker certificates of deposit	121,221	5,116	4.22%	216,394	8,298	3.83%	168,469	5,408	3.21%
Junior subordinated debentures	36,083	2,381	6.60%	24,813	1,637	6.60%	—	—	—%
Borrowings	418,894	19,033	4.54%	377,377	16,394	4.34%	372,793	13,004	3.49%

Total interest-bearing liabilities	1,473,559	57,866	3.93%	1,466,594	53,048	3.62%	1,316,971	34,555	2.62%

Demand deposits	148,751			143,431			138,196
Other liabilities	15,032			13,694			11,993
Shareholders’ equity	110,594			110,204			125,818

Total liabilities and shareholders’ equity	$1,747,936			$1,733,923			$1,592,978

Net interest income (fully-taxable equivalent)		51,263			55,367			55,670
Less: fully-taxable equivalent adjustment		(1,393)			(1,177)			(646)

		$49,870			$54,190			$55,024

Net interest rate spread (fully-taxable equivalent)		2.64%			2.96%			3.35%

Net interest margin (fully-taxable equivalent)		3.09%			3.36%			3.68%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.
(3)	Includes net interest income on interest rate swap agreements.

Table 2—Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

(Dollars in thousands)	DECEMBER 31, 2007 VS 2006 INCREASE (DECREASE) DUE TO			DECEMBER 31, 2006 VS 2005 INCREASE (DECREASE) DUE TO
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities—taxable	$1,821	$886	$2,707	$907	$1,750	$2,657
Securities—nontaxable	288	—	288	1,112	(6)	1,106
Federal funds sold	338	(4)	334	14	13	27
Loans	(2,741)	126	(2,615)	6,297	8,103	14,400

Total interest income	(294)	1,008	714	8,330	9,860	18,190

Interest-bearing liabilities:
NOW accounts	(10)	118	108	(16)	104	88
Savings accounts	(22)	32	10	(36)	—	(36)
Money market accounts	1,887	542	2,429	930	4,282	5,212
Certificates of deposit	551	1,519	2,070	1,642	3,670	5,312
Broker certificates of deposit	(3,650)	468	(3,182)	1,538	1,352	2,890
Borrowings	1,804	835	2,639	160	3,230	3,390
Junior subordinated debentures	744	—	744	—	1,637	1,637

Total interest expense	1,304	3,514	4,818	4,218	14,275	18,493

Net interest income (fully-taxable equivalent)	$(1,598)	$(2,506)	$(4,104)	$4,112	$(4,415)	$(303)

Table 3—Securities Available for Sale and Held to Maturity

The following table sets forth the carrying amount of the Company’s investment securities as of the dates indicated:

(Dollars in thousands)	2007	2006	2005
Securities available for sale:
Obligations of US government sponsored enterprises	$11,993	$66,239	$55,832
Mortgage-backed securities	317,332	318,171	265,297
State and political subdivisions	7,250	7,406	7,489
Other debt securities	64,763	15,060	18,793
Equity securities	21,770	3,050	3,091

	423,108	409,926	350,502

Securities held to maturity:
U.S. Treasury	—	439	196
State and political subdivisions	40,726	33,728	16,931

	40,726	34,167	17,127

	$463,834	$444,093	$367,629

Table 4—Maturities of Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of the Company’s investment securities at December 31, 2007.

	Available for sale		Held to maturity
(Dollars in thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. Treasury and sponsored enterprises:
Due in 1 year or less	$11,993	3.850%	$—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	—	0.000%	—	0.000%

	11,993	3.850%	—	0.000%

Mortgage-backed securities:
Due in 1 year or less	54	5.470%	—	0.000%
Due in 1 to 5 years	7,093	3.630%	—	0.000%
Due in 5 to 10 years	31,139	4.970%	—	0.000%
Due after 10 years	279,046	5.380%	—	0.000%

	317,332	5.300%	—	0.000%

State and political subdivisions:
Due in 1 year or less	2,773	4.220%	—	0.000%
Due in 1 to 5 years	3,867	4.140%	1,363	3.510%
Due in 5 to 10 years	610	4.520%	12,389	3.710%
Due after 10 years	—	0.000%	26,974	3.980%

	7,250	4.200%	40,726	3.880%

Other debt securities:
Due in 1 year or less	—	0.000%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	15,297	4.920%	—	0.000%
Due after 10 years	49,466	5.290%	—	0.000%

	64,763	5.210%	—	0.000%

Other equity securities:
Due in 1 year or less	19,950	6.070%	—	0.000%
Due in 1 to 5 years	—	0.000%	—	0.000%
Due in 5 to 10 years	—	0.000%	—	0.000%
Due after 10 years	1,820	7.260%	—	0.000%

	21,770	6.170%	—	0.000%

Total securities	$423,108	5.270%	$40,726	3.880%

Table 5—Composition of Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)
As of December 31,	2007	2006	2005	2004	2003
Commercial	$519,213	$580,615	$600,647	$569,248	$535,741
Residential real estate	410,687	412,812	375,399	322,168	288,011
Consumer	203,710	199,486	189,534	169,336	128,151
Municipal	11,645	24,889	16,138	8,134	14,470
Other	384	327	457	408	482

	$1,145,639	$1,218,129	$1,182,175	$1,069,294	$966,855

Table 6—Scheduled Contractual Amortization of Certain Loans at December 31, 2007

Loan demand also affects the Company’s liquidity position. However, of the loans maturing over one year, approximately 53.7% are variable rate loans. The following table presents the maturities of loans at December 31, 2007:

(Dollars in thousands)
	<1 Year	1 Through 5 Years	More Than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Commercial	$15,013	$37,463	$47,572	$100,048
Residential real estate	3,683	6,435	247,173	257,291
Consumer	2,131	5,404	87,850	95,385

Variable Rate:
Commercial	64,246	33,138	321,781	419,165
Residential real estate	17	277	153,102	153,396
Consumer	2,030	36	106,643	108,709

Municipal	3,610	2,478	5,557	11,645

	$90,730	$85,231	$969,678	$1,145,639

Table 7—Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table sets forth information concerning the activity in the Company’s allowance for loan and lease losses during the periods indicated.

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
Allowance at the beginning of period	$14,933	$14,167	$13,641	$14,135	$15,242
Provision for (recovery of) loan and lease losses	100	2,208	1,265	(685)	(150)
Charge-offs:
Commercial loans	1,827	1,599	915	243	1,183
Residential real estate loans	50	—	55	55	710
Consumer loans	315	234	254	201	200

Total loan charge-offs	2,192	1,833	1,224	499	2,093

Recoveries:
Commercial loans	640	202	311	505	633
Residential real estate loans	—	13	25	35	296
Consumer loans	172	176	149	150	207

Total loan recoveries	812	391	485	690	1,136

Net charge-offs (recoveries)	1,380	1,442	739	(191)	957

Allowance at the end of the period	$13,653	$14,933	$14,167	$13,641	$14,135

Average loans outstanding	$1,187,627	$1,225,933	$1,129,004	$1,009,649	$897,811

Net charge-offs to average loans outstanding	0.12%	0.12%	0.07%	(0.02)%	0.11%
Provision for loan and lease losses to average loans outstanding	0.01%	0.18%	0.11%	(0.07)%	(0.02)%
Allowance for loan and lease losses to total loans	1.19%	1.23%	1.20%	1.28%	1.46%
Allowance for loan and lease losses to net charge-offs	989.35%	1035.58%	1917.05%	(7141.88)%	1477.01%
Allowance for loan and lease losses to non-performing loans	128.43%	109.17%	150.95%	213.64%	207.62%

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

(Dollars in thousands)	AS OF DECEMBER 31,
	2007		2006		2005		2004		2003
Balance at end of year applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial loans	$9,249	46%	$10,691	50%	$10,148	52%	$9,407	54%	$10,761	57%
Residential real estate loans	1,461	36%	1,370	34%	1,172	32%	1,122	30%	1,705	30%
Consumer loans	1,169	18%	1,097	16%	1,011	16%	1,182	16%	1,299	13%
Unallocated	1,774	N/A	1,775	N/A	1,836	N/A	1,930	N/A	370	N/A

	$13,653	100%	$14,933	100%	$14,167	100%	$13,641	100%	$14,135	100%

Table 9—Five Year Schedule of Non-performing Assets

The following table sets forth the amount of the Company’s non-performing assets as of the dates indicated:

(Dollars in thousands)	DECEMBER 31,
	2007	2006	2005	2004	2003
Non–accrual loans	$10,625	$13,124	$8,938	$5,940	$5,798
Accruing loans past due 90 days	6	555	447	445	1,010

Total non-performing loans	10,631	13,679	9,385	6,385	6,808
Other real estate owned	400	125	—	—	158

Total non-performing assets	$11,031	$13,804	$9,385	$6,385	$6,966

Non-performing loans to total loans	0.93%	1.12%	0.79%	0.60%	0.70%
Allowance for loan and lease losses to non-performing loans	128.43%	109.17%	150.95%	213.64%	207.62%
Non-performing assets to total assets	0.64%	0.78%	0.57%	0.43%	0.51%
Allowance for loan and lease losses to non-performing assets	123.77%	108.18%	150.95%	213.64%	202.91%

Management considers the adequacy of the collateral and the other resources of the borrower, among other items, in determining the steps to be taken to collect non-accrual and charged-off loans. Alternatives considered include foreclosing, collecting on guarantees, restructuring the loan, or collection lawsuits.

Table 10—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2007

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in thousands)	December 31, 2007
Time remaining until maturity:
Less than 3 months	$44,865
3 months through 6 months	45,785
6 months through 12 months	68,163
Over 12 months	36,711

$195,524

Table 11—Borrowed Funds

The borrowings utilized by the Company have primarily been advances from the FHLBB. In addition, the Company uses Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. During 2006, the Company issued junior subordinated debentures and, during 2007, the Company incurred a short-term note payable, both of which are included in the amounts below. Approximately 35.3% of all borrowings mature or reprice within the next three months. The following table sets forth certain information regarding borrowed funds for the years ended December 31, 2007, 2006, and 2005.

(Dollars in thousands)	2007	2006	2005
Average balance outstanding	$454,977	$402,189	$372,793
Maximum amount outstanding at any month-end during the year	505,304	437,643	412,495
Balance outstanding at end of year	460,133	437,364	347,039
Weighted average interest rate during the year	4.60%	3.99%	3.11%
Weighted average interest rate at end of year	4.62%	4.52%	3.86%

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which is anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

(Dollars in thousands)	Less than 1 Year	Through 5 Years	More Than 5 Years	Total
Interest-earning assets:
Fixed rate loans	$24,438	$51,779	$388,152	$464,369
Variable rate loans	681,270	—	—	681,270
Investment securities
Available for sale	34,770	10,960	377,378	423,108
Held to maturity	—	1,363	39,363	40,726

Total interest-earning assets	740,478	64,102	804,893	1,609,473

Interest-bearing liabilities:
Savings accounts	19,764	—	66,167	85,931
NOW accounts	—	—	132,331	132,331
Money market accounts	298,677	—	—	298,677
Certificate accounts	363,896	87,702	7,656	459,254
Borrowings	222,441	163,590	74,102	460,133

Total interest-bearing liabilities	904,778	251,292	280,256	1,436,326

Interest sensitivity gap per period	$(164,300)	$(187,190)	$524,637

Cumulative interest sensitivity gap	$(164,300)	$(351,490)	$173,147

Cumulative interest sensitivity gap as a percentage of total assets	(9.57)%	(20.47)%	10.09%

Cumulative interest-earning assets as a percentage of interest-sensitive liabilities	82%	70%	112%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captions Management’s Discussion and Analysis of Financial Condition and Results of Operation—”Market Risk” in Item 7 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Condition

(In thousands, except number of shares and per share data)	DECEMBER 31,
	2007	2006
Assets
Cash and due from banks	$28,790	$33,358
Securities available for sale, at market	423,108	409,926
Securities held to maturity (market value $41,013 and $34,389 at December 31, 2007 and 2006, respectively)	40,726	34,167
Loans, less allowance for loan and lease losses of $13,653 and $14,933 at December 31, 2007 and 2006, respectively	1,131,986	1,203,196
Bank premises and equipment, net	19,650	17,595
Other real estate owned	400	125
Interest receivable	7,098	7,488
Core deposit intangible	320	1,176
Goodwill	3,991	3,991
Other assets	60,719	58,864

Total assets	$1,716,788	$1,769,886

Liabilities
Deposits:
Demand	$141,858	$146,458
NOW	132,331	125,809
Money market	298,677	261,585
Savings	85,931	96,661
Certificates of deposit	459,254	555,288

Total deposits	1,118,051	1,185,801
Borrowings from Federal Home Loan Bank	271,558	340,499
Other borrowed funds	142,492	60,782
Junior subordinated debentures	36,083	36,083
Due to broker	—	24,354
Note payable	10,000	—
Accrued interest and other liabilities	18,401	15,315

Total liabilities	1,596,585	1,662,834

Commitments and Contingencies (Notes 5, 9, 14, 16, 20, 21 and 22) Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, Issued and outstanding 6,513,573 and 6,616,780 shares on December 31, 2007 and 2006, respectively	2,522	2,450
Surplus	2,629	2,584
Retained earnings	114,289	105,959
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale, net of tax	1,516	(2,985)
Net unrealized losses on derivative instruments, at fair value, net of tax	—	(198)
Net unrealized losses on post-retirement plans, net of tax	(753)	(758)

Total accumulated other comprehensive income (loss)	763	(3,941)

Total shareholders’ equity	120,203	107,052

Total liabilities and shareholders’ equity	$1,716,788	$1,769,886

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except number of shares and per share data)	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Interest Income
Interest and fees on loans	$84,603	$87,335	$73,057
Interest on U.S. government and sponsored enterprise obligations	19,053	17,229	14,824
Interest on state and political subdivision obligations	1,674	1,484	755
Interest on interest rate swap agreements	—	—	173
Interest on federal funds sold and other investments	2,406	1,190	912

Total interest income	107,736	107,238	89,721

Interest Expense
Interest on deposits	36,452	35,017	21,584
Interest on other borrowings	19,033	16,394	12,971
Interest on junior subordinated debentures	2,381	1,637	—
Interest on interest rate swap agreements	—	—	142

Total interest expense	57,866	53,048	34,697

Net interest income	49,870	54,190	55,024
Provision for Loan and Lease Losses	100	2,208	1,265

Net interest income after provision for loan and lease losses	49,770	51,982	53,759

Non-interest Income
Service charges on deposit accounts	3,447	3,436	3,433
Other service charges and fees	1,833	1,646	1,341
Income from fiduciary services	4,914	4,455	4,026
Brokerage and insurance commissions	826	469	470
Mortgage servicing income, net	127	132	113
Bank-owned life insurance	832	800	643
Loss on sale of securities	—	—	(332)
Other income	673	691	356

Total non-interest income	12,652	11,629	10,050

Non-interest Expenses
Salaries and employee benefits	18,486	17,980	18,595
Net occupancy	2,739	2,500	2,262
Furniture, equipment and data processing	2,345	2,202	2,027
Amortization of core deposit intangible	856	864	884
Other expenses	9,260	10,678	8,693

Total non-interest expenses	33,686	34,224	32,461

Income before income taxes	28,736	29,387	31,348
Income Taxes	8,453	9,111	9,968

Net Income	$20,283	$20,276	$21,380

Per Share Data
Basic earnings per share	$3.09	$2.93	$2.81
Diluted earnings per share	3.09	2.93	2.80
Weighted average number of shares outstanding	6,557,102	6,919,579	7,599,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on Post-retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2004	$2,450	$4,440	$118,764	$751	$—	$—	$126,405

Net income for 2005	—	—	21,380	—	—	—	21,380
Change in unrealized losses on derivative instruments, net of taxes of $61	—	—	—	—	(113)	—	(113)
Change in unrealized gains on securities available for sale, net of taxes of $2,334	—	—	—	(4,335)	—	—	(4,335)

Total comprehensive income	—	—	21,380	(4,335)	(113)	—	16,932
Equity compensation expense	—	91	—	—	—	—	91
Exercise of stock options and issuance of restricted stock (total 10,301 shares)	—	(283)	236	—	—	—	(47)
Purchase of common stock (116,202 shares)	—	(150)	(3,777)	—	—	—	(3,927)
Cash dividends declared ( $1.30 / share)	—	—	(9,916)	—	—	—	(9,916)

Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$129,538

Net income for 2006	—	—	20,276	—	—	—	20,276
Change in unrealized losses on derivative instruments, net of taxes of $46	—	—	—	—	(85)	—	(85)
Change in unrealized losses on securities available for sale, net of taxes of ($323)	—	—	—	599	—	—	599

Total comprehensive income	—	—	20,276	599	(85)	—	20,790
Adjustment to initially apply SFAS No. 158 post-retirement plans, net of taxes of $408	—	—	—	—	—	(758)	(758)
Equity compensation expense	—	172	—	—	—	—	172
Exercise of stock options and issuance of restricted stock (total 28,953 shares)	—	(273)	812	—	—	—	539
Purchase of common stock (941,246 shares)	—	(1,413)	(35,570)	—	—	—	(36,983)
Cash dividends declared ( $0.88 / share)	—	—	(6,246)	—	—	—	(6,246)

Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income for 2007	—	—	20,283	—	—	—	20,283
Adjustment to record derivative as economic hedge					198		198
Change in unrealized losses on securities available for sale, net of taxes of ($2,424)	—	—	—	4,501	—	—	4,501
Change in net unrealized losses on post-retirement plans, net of taxes of ($3)	—	—	—	—	—	5	5

Total comprehensive income	—	—	20,283	4,501	198	5	24,987
Equity compensation expense	—	275	—	—	—	—	275
Exercise of stock options and issuance of restricted stock (total 10,743 shares)	72	(59)	235	—	—	—	248
Purchase of common stock (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ( $1.20 / share)	—	—	(7,883)	—	—	—	(7,883)

Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In thousands)	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Operating Activities
Net income	$20,283	$20,276	$21,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100	2,208	1,265
Depreciation and amortization	1,390	1,633	2,273
Equity compensation costs	275	172	91
Decrease (increase) in interest receivable	390	(799)	(773)
Amortization of core deposit intangible	856	864	884
Increase in other assets	(2,349)	(4,779)	(2,558)
Increase in other liabilities	1,520	2,540	736
Loss on sale of securities	—	—	332

Net cash provided by operating activities	22,465	22,115	23,630

Investing Activities
Proceeds from sales and maturities of securities held to maturity	439	392	592
Proceeds from sales and maturities of securities available for sale	162,901	58,934	89,966
Purchase of securities held to maturity	(7,018)	(17,442)	(15,610)
Purchase of securities available for sale	(168,852)	(117,598)	(126,190)
Change in Federal Home Loan Bank stock	(1,877)	2,322	(3,479)
Net decrease (increase) in loans	71,110	(37,396)	(113,620)
Net increase in other real estate owned	(275)	(125)	—
Purchase of premises and equipment	(3,581)	(3,160)	(1,063)
Net sale (purchase) of federal funds	—	1,110	(1,110)

Net cash provided (used) by investing activities	52,847	(112,963)	(170,514)

Financing Activities
Net (decrease) increase in deposits	(67,750)	21,896	149,304
Proceeds from Federal Home Loan Bank long-term borrowings	104,858	155,139	79,455
Repayments on Federal Home Loan Bank long-term borrowings	(85,069)	(118,671)	(124,755)
Net change in short-term Federal Home Loan Bank borrowings	(88,730)	16,530	55,110
Net increase in other borrowed funds	81,710	1,244	408
Proceeds from issuance of junior subordinated debentures	—	36,083	—
(Decrease) increase in due to broker	(24,354)	24,354	—
Proceeds from note payable	10,000	—	—
Purchase of common stock	(4,476)	(36,983)	(3,927)
Exercise of stock options and stock issuance under option plan	248	539	(47)
Cash dividends	(6,317)	(6,246)	(9,916)

Net cash (used) provided by financing activities	(79,880)	93,885	145,632

Net (decrease) increase in cash and cash equivalents	(4,568)	3,037	(1,252)
Cash and cash equivalents at beginning of year	33,358	30,321	31,573

Cash and cash equivalents at end of year	$28,790	$33,358	$30,321

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$58,212	$52,032	$33,983
Income tax	7,752	9,804	10,434
Non-Cash transactions:
Transfer from loans to other real estate owned	410	474	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Amounts in tables expressed in thousands, except number of shares and per share data)

NATURE OF OPERATIONS.

Camden National Corporation (or the “Company”), as a bank holding company, provides financial services to its customers through two major subsidiaries. Camden National Bank provides traditional commercial and consumer financial services through 27 branch locations in central, southern, midcoast, and western Maine and by online access. Acadia Trust, N.A. provides trust and investment management services to their clients, who are primarily located in the State of Maine, and to the clients of the Company’s banking subsidiary.

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

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The use of different estimates or assumptions could produce different results. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses (“ALLL”), the review of goodwill and intangible assets for impairment, the estimated lives of premises and equipment, the valuation of mortgage servicing rights, the assessment of other-than-temporary impairments in the investment portfolio, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the deferred tax asset and the accumulated benefit obligations for post-retirement plans.

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

Other Real Estate Owned. Other real estate owned represents real estate acquired through foreclosure or upon receipt of a deed in lieu of foreclosure. The valuation of this property is accounted for individually at the lower of the book value of the loan satisfied or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, the difference is treated as a loan loss. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company will record the decline by recording a charge against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion must substantiate market value for the property.

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

Intangible Assets. The value of core deposits premium, with respect to $104.0 million in deposits acquired by the Company in connection with the 1998 acquisition of eight branch locations, is being amortized over 10 years using the straight-line method. Amortization of software is recognized using the straight-line method over the estimated useful lives of the various software items, which primarily is three years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

Bank-Owned Life Insurance. Bank-owned life insurance represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary. The cash surrender value of the policies is recorded as an asset and increases in the cash value of the policies, as well as any insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

Goodwill. Goodwill is tested at least annually for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions.

Other Borrowed Funds. Other borrowed funds consist of commercial and retail repurchase agreements, federal funds purchased, and treasury, tax and loan deposits. Retail repurchase agreements and federal funds purchased generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. Commercial repurchase agreements are callable quarterly, generally 6 to 24 months after issuance, and mature within five years. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury, tax and loan deposits generally do not have fixed maturity dates.

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

Post-retirement and Supplemental Retirement Plans. The cost of providing post-retirement benefits is accrued during the active service period of the employee. The Company uses a December 31 measurement date to determine the expenses for the post-retirement plans and related financial disclosure information. Post-retirement plan expense is sensitive to changes in eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trends rates. As with the computations on plan expense, cash contribution requirements are also sensitive to such changes.

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

Note payable: The carrying amount approximates fair value.

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

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company does not intend to take the fair value option for any financial assets or financial liabilities under SFAS No. 159.

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

2. GOODWILL

At December 31, 2007 and 2006, the value of the Company’s goodwill, including the related impairment loss recorded in 2002, was as follows:

	Banking	Financial Services	Total
Goodwill, at cost	$2,273	$2,408	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$2,273	$1,718	$3,991

At June 30, 2007 and 2006, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill utilizing several standard valuation techniques, including discounted cash flow analyses, as well as an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill, and determined that there has been no additional impairment.

3. CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	December 31, 2007	December 31, 2006
Core deposit intangible, cost	$9,424	$9,424
Accumulated amortization	9,104	8,248

Core deposit intangible, net	$320	$1,176

Amortization expense related to the core deposit intangible amounted to $856,000 for the year ended December 31, 2007, $864,000 for the year ended December 31, 2006 and $884,000 for the year ended December 31, 2005. The expected amortization expense for 2008, the year the intangible is fully amortized, is estimated to be $320,000.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

4. INVESTMENT SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	DECEMBER 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government sponsored enterprises	$11,998	$—	$(5)	$11,993
Obligations of states and political subdivisions	7,190	60	—	7,250
Mortgage-backed securities	314,923	3,248	(839)	317,332
Other debt securities	64,715	282	(234)	64,763

Total debt securities	398,826	3,590	(1,078)	401,338

Equity securities	21,950	—	(180)	21,770

Total securities available for sale	$420,776	$3,590	$(1,258)	$423,108

Held to maturity
Obligations of states and political subdivisions	$40,726	$318	$(31)	$41,013

Total securities held to maturity	$40,726	$318	$(31)	$41,013

	DECEMBER 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government sponsored enterprises	$66,987	$—	$(748)	$66,239
Obligations of states and political subdivisions	7,344	62	—	7,406
Mortgage-backed securities	321,782	762	(4,373)	318,171
Other debt securities	15,407	—	(347)	15,060

Total debt securities	411,520	824	(5,468)	406,876

Equity securities	2,999	51	—	3,050

Total securities available for sale	$414,519	$875	$(5,468)	$409,926

Held to maturity
U.S. Treasury securities	$439	$—	$—	$439
Obligations of states and political subdivisions	33,728	259	(37)	33,950

Total securities held to maturity	$34,167	$259	$(37)	$34,389

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At December 31, 2007, the Company had a greater than 12 months unrealized loss of $1.0 million, which represents 0.9% of the $113.4 million fair value of the specific securities and 0.2% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 81.9% mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), 17.1% collateralized mortgage obligations, and 1.0% for municipal bonds and U.S. government sponsored enterprises combined. At December 31, 2006, the Company had a greater than 12 months unrealized loss of $5.2 million, which represents 2.1% of the $248.0 million fair value of the specific securities and 1.2% of the total investment portfolio. The greater than 12 months unrealized loss position was comprised of 79.1% mortgage-backed securities issued by either Fannie Mae or Freddie Mac, 13.6% U.S. government sponsored enterprises, 6.3% collateralized mortgage obligations, and 1.0% municipal bonds. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future, therefore, the securities are not considered other-than-temporarily impaired.

Investments with unrealized losses at December 31, 2007 and December 31, 2006, and the length of time they have been in a continuous loss position, are as follows:

	2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$11,993	$(5)	$11,993	$(5)
Obligations of states and political subdivisions	6,421	(25)	1,585	(6)	8,006	(31)
Mortgage-backed securities	111	(1)	87,202	(838)	87,313	(839)
Other debt securities	13,180	(59)	12,575	(175)	25,755	(234)
Equity securities	1,820	(180)	—	—	1,820	(180)

Total	$21,532	$(265)	$113,355	$(1,024)	$134,887	$(1,289)

	2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$9,950	$(36)	$56,289	$(712)	$66,239	$(748)
Obligations of states and political subdivisions	972	(2)	9,514	(35)	10,486	(37)
Mortgage-backed securities	69,166	(243)	167,108	(4,130)	236,274	(4,373)
Other debt securities	—	—	15,060	(347)	15,060	(347)

Total	$80,088	$(281)	$247,971	$(5,224)	$328,059	$(5,505)

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$34,759	$34,770
Due after one year through five years	11,011	10,960
Due after five years through ten years	46,692	47,046
Due after ten years	328,314	330,332

	$420,776	$423,108

Held to maturity
Due after one year through five years	$1,363	$1,363
Due after five years through ten years	12,389	12,472
Due after ten years	26,974	27,178

	$40,726	$41,013

During 2007 and 2006, there were no sales in the available for sale portfolio. Proceeds from the sale of investments (specific identification method) classified as available for sale during 2005 were $22.7 million, which resulted in gross realized losses of $332,000. There were no sales in the held to maturity portfolio during 2007, 2006 or 2005.

At December 31, 2007 and 2006, securities with an amortized cost of $390.3 million and $343.6 million and a fair value of $392.7 million and $338.5 million, respectively, were pledged to secure FHLBB advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

On December 28, 2006, the Company purchased a mortgage-backed security in the amount of $24.4 million with a settlement date of January 11, 2007. In accordance with trade date accounting, the Company recorded the security on its Consolidated Statement of Condition within the Securities available for sale asset, with the corresponding liability recorded as Due to broker.

5. DERIVATIVE FINANCIAL INSTRUMENTS

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. The cash flows on prime-based interest receipts for the first $50.0 million of the Company’s floating Prime rate based loans for which interest payments are received each quarter are being hedged with two 5-Year Term Floor Agreements with $30.0 million and $20.0 million notional value, respectively, and both with a Prime rate 6% strike price. The floor contract will reduce the variability of cash flows from the floating Prime rate based loan portfolio should the rate index of the loans fall below a predetermined level, in this case the 6% strike price. The floor contract was purchased to best match the characteristics of the underlying loans hedged and is tied to the H.15 Prime, while the loans being hedged are tied to WSJ Prime. Under these agreements, the Company paid up front premiums of $410,000, which the Company has been amortizing based on the expense amortization schedule established at the inception of the hedge, with the corresponding adjustment to the income statement.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

At inception, the hedging relationship was expected to be 100% effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge as required by paragraph 28(b) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company believes that the initial documentation clearly indicates the Company’s intent and adequately identifies the forecasted transactions. However, the Company did not explicitly state within the original documentation the “first-payments received” methodology for describing with sufficient specificity the forecasted transaction in accordance with Implementation Issue No. G25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans.” Accordingly, during the third quarter of 2007, the Company discontinued cash flow hedge accounting and recorded the derivative transactions as economic hedges with a reclassification of the derivative’s losses from accumulated other comprehensive income to earnings. The Company evaluated the potential financial statement impact had the derivative instruments been recorded as economic hedges since inception and adjusted to fair value through earnings. Management determined that the financial statement impact was not material, both quantitatively and qualitatively, to the Company’s financial statements taken as a whole in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108. Quantitatively, in accordance with SEC Staff Accounting Bulletin No. 108, management assessed the materiality of the financial statement impact using both the rollover and iron curtain approaches. Under either approach, the financial statement impact for each interim and annual reporting period was immaterial. Qualitatively, management’s intent was to record and report 100% effective cash flow hedges in accordance with SFAS 133 and related guidance. Management concluded, after considering the total mix of information, that the magnitude of this item would not change or influence the judgment of a reasonable person relying upon the financial reports. Due to changes in market interest rates at the end of the fourth quarter, the fair value of the floor agreements increased and the Company committed to a plan to sell the agreements and closed the sale of the contracts for $441,250. For the year ended December 31, 2007, the Company recorded income of approximately $39,000 related to the fair value adjustments and the subsequent sale of the floor agreements.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments under SFAS No. 133. At December 31, 2007 and 2006, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

The Company had interest rate swap agreements with notional amounts of $30.0 million, which matured on February 1, 2005. Under these agreements the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. These agreements contributed $31,000 to net interest income for the year ended December 31, 2005.

6. LOANS

The composition of the Company’s loan portfolio at December 31 was as follows:

	2007	2006
Commercial loans	$519,213	$580,615
Residential real estate loans	410,907	413,426
Consumer loans	203,710	199,486
Municipal loans	11,645	24,889
Other loans	384	327

Total loans	1,145,859	1,218,743
Deferred loan fees net of costs	(220)	(614)
Allowance for loan and lease losses	(13,653)	(14,933)

	$1,131,986	$1,203,196

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

The Company did not sell mortgage loans in 2007 and 2006. For the year ended December 31, 2005, the Company sold fixed-rate residential mortgage loans on the secondary market, which resulted in a net loss on the sale of loans of $24,200.

As of December 31, 2007 and 2006, non-accrual loans were $10.6 million and $13.1 million, respectively. Interest foregone was approximately $535,000, $676,000 and $471,000 for 2007, 2006, and 2005, respectively.

7. ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	DECEMBER 31,
	2007	2006	2005
Beginning balance	$14,933	$14,167	$13,641
Provision for loan and lease losses	100	2,208	1,265
Recoveries	812	391	485
Loans charged off	(2,192)	(1,833)	(1,224)

Net charge-offs	(1,380)	(1,442)	(739)

Ending balance	$13,653	$14,933	$14,167

Information regarding impaired loans is as follows:

	DECEMBER 31,
	2007	2006	2005
Average investment in impaired loans	$7,610	$9,707	$7,528
Interest income recognized on impaired loans, cash basis	456	582	280
Balance of impaired loans	10,625	13,124	8,938
Portion of impaired loan balance for which an allowance for credit losses is allocated	10,625	13,124	8,938
Portion of allowance for loan and lease losses allocated to the impaired loan balance	1,694	1,111	1,601

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

8. MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS no. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2007 and 2006 was $142,000, and $324,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $775,000 and $1.0 million, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2007	2006	2005
Balance of loans serviced for others	$102,388	$113,039	$117,963
Mortgage Servicing Rights:
Balance at beginning of year	$324	$529	$777
Mortgage servicing rights capitalized	—	—	10
Amortization charged against mortgage servicing fee income	(183)	(206)	(266)
Valuation adjustment	1	1	8

Balance at end of year	$142	$324	$529

Valuation Allowance:
Balance at beginning of year	$(2)	$(3)	$(11)
Increase in impairment reserve	—	(1)	(14)
Reduction of impairment reserve	1	2	22

Balance at end of year	$(1)	$(2)	$(3)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $293,000 and $311,000 at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

9. PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, at December 31 were as follows:

	2007	2006
Land and buildings	$20,347	$16,434
Furniture, fixtures and equipment	14,022	13,597
Leasehold improvements	1,333	1,298
Construction in process	227	2,019

	35,929	33,348
Accumulated depreciation and amortization	(16,279)	(15,753)

	$19,650	$17,595

Depreciation and amortization expense was $1.6 million, $1.4 million and $1.5 million for 2007, 2006 and 2005, respectively. Lease expense was approximately $544,000, $540,000 and $505,000 for 2007, 2006 and 2005, respectively. At December 31, 2007, under current lease contracts, the Company had the following schedule of future minimum lease payments:

2008	$595
2009	421
2010	374
2011	280
2012	255
Thereafter	769

$2,694

10. OTHER REAL ESTATE OWNED

The transactions in other real estate owned for the years ended December 31 were as follows:

	2007	2006	2005
Beginning balance	$125	$—	$—
Additions	410	474	—
Properties sold	(135)	(349)	—

Ending balance	$400	$125	$—

11. DEPOSITS

The aggregate amount of retail certificates of deposit, each with a minimum denomination of $100,000, was approximately $121.4 million and $117.6 million at December 31, 2007 and 2006, respectively. Total certificates of deposit included brokered deposits, also with a minimum denomination of $100,000, in the amount of $74.1 million and $159.1 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

2008	$363,896
2009	73,589
2010	8,824
2011	3,654
2012	1,635
Thereafter	7,656

$459,254

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

12. BORROWINGS

A summary of the borrowings from the FHLBB is as follows:

DECEMBER 31, 2007
Principal Amounts	Interest Rates	Maturity Date
$149,950	2.17% – 5.40%	2008
56,590	3.69% – 5.35%	2009
20,000	4.95% – 4.96%	2010
7,000	4.76% – 5.02%	2011
6,536	3.92% – 4.35%	2013
10,000	3.35%	2014
1,482	4.75%	2015
20,000	3.99% – 4.06%	2017
$271,558

DECEMBER 31, 2006
Principal Amounts	Interest Rates	Maturity Date
$129,266	3.31% – 5.25%	2007
111,580	2.17% – 5.40%	2008
54,334	3.69% – 5.35%	2009
10,000	4.95%	2010
7,000	4.76% – 5.02%	2011
6,785	3.92% – 4.35%	2013
1,534	4.75%	2015
20,000	3.99%	2016
$340,499

Short- and long-term borrowings from the FHLBB consist of fixed and variable rate borrowings, and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. The carrying value of loans pledged as collateral was $454.8 million and $378.3 million at December 31, 2007 and 2006, respectively. The carrying value of securities pledged as collateral at the FHLBB was $110.3 million and $164.4 million at December 31, 2007 and 2006, respectively. The FHLBB at its discretion can call $52.0 million of the Company’s long-term borrowings. The Company, through its bank subsidiary, has an available line of credit with FHLBB of $13.0 million at December 31, 2007 and 2006. The Company had $841,000 outstanding balance on its line of credit with the FHLBB at December 31, 2007 and no outstanding balance at December 31, 2006.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The Company utilizes other borrowings in the form of treasury, tax and loan deposits and commercial and retail repurchase agreements secured by U.S. government sponsored enterprise securities. In addition, at December 31, 2007, the Company borrowed $10.0 million in a short-term note payable as bridge financing for cash portion of the acquisition of Union Bankshares Company (more fully described in Note 23). Although the note was repaid on January 4, 2008, the credit remains available until December 28, 2008. Balances outstanding at December 31 are shown in the table below:

	2007	2006
Treasury, tax and loan deposits	$134	$1,083
Securities sold under repurchase agreements	142,358	59,699
Note payable	10,000	—

Total other borrowed funds	$152,492	$60,782

Weighted-average rate at the end of year	3.65%	2.21%

13. JUNIOR SUBORDINATED DEBENTURES

On April 25, 2006, Camden Capital Trust A (the “Trust”), an affiliate of the Company, was formed for the purpose of issuing capital securities to unaffiliated parties, and investing the proceeds from the sale in junior subordinated debentures issued by the Company. The Company owns all of the $1.1 million outstanding common securities of the Trust and effectively is the guarantor of the obligations of the Trust. The Trust issued $35.0 million of 6.71% (fixed through June 2011, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus 140 basis points) trust preferred securities to the public, and all of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in the Company’s $36.1 million of junior subordinated debentures, which represent the sole assets of the Trust. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed on May 4, 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by the Trust, are mandatorily redeemable on June 30, 2036, or may be redeemed by the Trust at par any time on or after June 30, 2011. During 2007 and 2006, the Company recorded $2.4 million and $1.6 million of interest expense related to the junior subordinated debentures.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

14. EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The measurement date used to determine post-retirement benefits is December 31. Information regarding the post-retirement benefit plan is as follows:

	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of the year	$1,091	$1,177	$1,068
Service cost	56	46	76
Interest cost	64	58	68
Actuarial loss (gain)	5	(160)	—
Benefits paid	(40)	(30)	(35)

Benefit obligation at end of year	1,176	1,091	1,177

Funded status	(1,176)	(1,091)	(1,177)
Unrecognized net actuarial loss	—	—	252
Unrecognized net prior service cost	—	—	(14)

Accrued benefit cost, included in other liabilities	$(1,176)	$(1,091)	$(939)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

Net actuarial loss	$86	$90	$—
Net deferred tax benefit	(30)	(32)	—

Total accumulated other comprehensive loss	$56	$58	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.3%	6.0%	6.5%
Weighted-average discount rate assumption used to determine net benefit costs	6.0%	5.7%	6.5%

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$56	$46	$76
Interest cost	64	58	68
Amortization of prior service cost	—	(16)	(16)
Recognized net actuarial loss	—	4	12

Net periodic benefit cost	$120	$92	$140

For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The expected benefit payments for the next ten years are $42,000 for 2008, $47,000 for 2009, $57,000 for 2010, $62,000 for 2011, $65,000 for 2012, and a total of $340,000 for the years 2013 through 2017. The expected contribution for 2008 is $198,000.

For measurement purposes, a 7.0% annual rate of increase in the per capita cost to cover health care benefits was assumed for 2007 and thereafter. A 1.0% increase or decrease in the assumed health care cost trends rate would not have a material impact on the accumulated post-retirement benefit obligation due to a built-in cap on annual benefits.

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

	2007	2006	2005
Change in benefit obligation
Benefit obligation at beginning of the year	$4,509	$3,922	$3,586
Service cost	310	311	278
Interest cost	260	236	232
Actuarial (gain) loss	(613)	251	1
Benefits paid	(211)	(211)	(175)

Benefit obligation at end of year	4,255	4,509	3,922

Funded status	(4,255)	(4,509)	(3,922)
Unrecognized net transition obligation	—	—	2
Unrecognized net actuarial loss	—	—	822
Unrecognized net prior service cost	—	—	192

Accrued benefit cost, included in other liabilities	$(4,255)	$(4,509)	$(2,906)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

Net actuarial loss	$918	$903	$—
Prior service cost	155	173	—
Net deferred tax benefit	(376)	(376)	—

Total accumulated other comprehensive loss	$697	$700	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.3%	5.9%	6.3%
Weighted-average discount rate assumption used to determine net benefit costs	5.9%	5.6%	6.3%

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$310	$311	$278
Interest cost	260	236	232
Amortization of transition obligation	—	2	28
Amortization of prior service cost	18	19	18
Recognized net actuarial loss	52	103	50

Net periodic benefit cost	$640	$671	$606

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2008 is $18,500 of prior service cost. For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The expected benefit payments for the next ten years are $211,000 per year for years 2008 through 2011, $204,000 for 2012, and a total of $1,338,000 for the years 2013 through 2017. The expected contribution for 2008 is $463,000.

401(k) / Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their eligible compensation and may make additional contributions subject to the discretion of the Board of Directors. For the years ended December 31, 2007, 2006 and 2005, aggregate expenses under the plan amounted to $767,000, $915,800 and $837,800, respectively.

15. SEGMENT REPORTING

The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management, brokerage and trust services. While the Company’s senior management team monitors operations of each subsidiary, substantially all revenues and profits are derived by Camden National Bank from banking products and services. Revenues and profits derived, and assets owned, by Acadia Trust, N.A. are less than the 10% threshold established within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, the Company’s subsidiaries are considered by management to be aggregated in one reportable operating segment.

16. SHAREHOLDERS’ EQUITY

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. The Company paid $6.3 million, $6.2 million and $9.9 million in dividends to shareholders for the years ended December 31, 2007, 2006 and 2005, respectively.

Common Stock Repurchase

In June 2007, the Board of Directors of the Company approved the 2007 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Under the 2007 Plan, which was in effect for the second half of 2007, the Company did not repurchase any shares of common stock. In June 2006, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock for reasons similar to the 2007 Plan. Under the 2006 Plan, which was in effect through the second quarter of 2007, the Company repurchased 114,010 shares of common stock at an average price of $39.13, of which 113,950 at an average price of $39.12 were purchased during 2007.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company issued 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company granted 6,873 shares of restricted stock, all of which vest over a three-year period. As of December 31, 2007, 1,342 of the restricted stock awards have been forfeited. The Company recorded approximately $105,200 of compensation expense and $36,800 of related tax benefit for the year ended December 31, 2007, $41,200 of compensation expense and $14,400 of related tax benefit for the year ended December 31, 2006, and $46,000 of compensation expense and $16,100 of related tax benefit for the year ended December 31, 2005.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2007 and 2006, and changes during the years ended on those dates, is presented below.

	December 31, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	2,201	$36.69
Granted during the year	6,873	44.15
Vested during the year	1,100	36.69
Forfeited during the year	198	36.69

Nonvested at end of year	7,776	$43.28

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

	December 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	4,027	$36.69
Vested during the year	1,342	36.69
Forfeited during the year	484	36.69

Nonvested at end of year	2,201	$36.69

	December 31, 2005
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted during the year	4,687	36.69
Forfeited during the year	660	36.69

Nonvested at end of year	4,027	$36.69

At the closing price on December 31, 2007 of $28.39, the total fair value of restricted stock awards vested during the year was $31,200. At the closing price on December 31, 2006 of $46.12, the total fair value of restricted stock awards vested during the year was $61,900.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period. During the first quarter of 2007, under the MSPP, the Company granted 934 shares of restricted stock at a discounted price of $29.67, of which 90 shares have been forfeited. During the first quarter of 2006, under the MSPP, the Company issued 4,792 shares of restricted stock at a discounted price of $23.30, of which 589 shares have been forfeited. During the first quarter of 2005, under the MSPP, the Company issued 3,455 shares of restricted stock at a discounted price of $24.91, of which 601 shares were forfeited and the remainder vested and were released to the participant during the first quarter of 2007. Related to the discount on the restricted stock, the Company recorded approximately $22,600 of compensation expense and $8,000 of related tax benefit during the year ended December 31, 2007, $35,200 of compensation expense and $12,300 of related tax benefit during the year ended December 31, 2006, and $17,300 of compensation expense and $6,000 of related tax benefit during the year ended December 31, 2005. A summary of the status of the Company’s nonvested restricted stock under the MSPP as of December 31, 2007 and 2006, and changes during the years ended on those dates, is presented below.

	December 31, 2007
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	7,558	$11.95
Granted during the year	934	14.84
Vested during the year	2,854	12.45
Forfeited during the year	591	12.14

Nonvested at end of year	5,047	$12.18

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

	December 31, 2006
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	3,094	$12.45
Granted during year	4,792	11.65
Forfeited during year	328	12.24

Nonvested at end of year	7,558	$11.95

	December 31, 2005
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted during year	3,455	12.45
Forfeited during year	361	12.45

Nonvested at end of year	3,094	$12.45

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives, for certain executive officers of the Company, to allow the Company to attract and retain in its employ persons who will contribute to its future success. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. The current calculation of awards, based on projections of tangible book value and return on average equity for the three-year performance periods January 1, 2005 – December 31, 2007, January 1, 2006 – December 31, 2008, and January 1, 2007 – December 31, 2009 is not considered material and no related expense has been recognized.

Stock Option Awards

The Company issued, under the current plan, 38,750, 36,000 and 43,750 incentive stock options to employees during 2007, 2006 and 2005, respectively, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2007, dividend yield of 2.1%, expected volatility of 26.66%, risk-free interest rate of 4.77%, and expected lives of 5.0 years; in 2006, dividend yield of 3.7%, expected volatility of 25.59%, risk-free interest rate of 4.56%, and expected lives of 7.8 years; and in 2005, dividend yield of 3.6%, expected volatility of 25.37%, risk-free interest rate of 3.74%, and expected lives of 7.8 years. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as historical option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants, the Company recorded approximately $146,000 of compensation expense for the year ended December 31, 2007, $93,400 of compensation expense for the year ended December 31, 2006, and $27,400 of compensation expense during the year ended December 31, 2005.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005, and changes during the years ended on those dates is presented below.

	December 31, 2007
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	94,976	$32.92
Granted during the year	38,750	43.69
Exercised during the year	9,729	24.12
Forfeited during the year	11,100	39.26

Outstanding at end of year	112,897	$36.75	7.6	$70

Exercisable at end of year	31,197	$31.23	6.1	$70

	December 31, 2006
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	107,680	$26.72
Granted during the year	36,000	35.04
Exercised during the year	38,754	17.86
Forfeited during the year	9,950	32.06

Outstanding at end of year	94,976	$32.92	7.6	$1,253

Exercisable at end of year	25,026	$25.75	5.1	$510

	December 31, 2005
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	83,130	$18.73
Granted during the year	43,750	36.42
Exercised during the year	17,700	12.33
Forfeited during the year	1,500	36.69

Outstanding at end of year	107,680	$26.72	6.2	$817

Exercisable at end of year	51,430	$17.73	3.4	$780

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $11.30, $7.96 and $7.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $166,700, $786,500 and $429,600, respectively.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, 2006 and 2005, and changes during the years ended on those date, is presented below.

	December 31, 2007		December 31, 2006		December 31, 2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	69,950	$7.90	56,250	$7.31	18,000	$5.79
Granted during the year	38,750	11.30	36,000	7.96	43,750	7.78
Vested during the year	16,100	7.86	12,450	7.05	4,000	5.49
Forfeited during the year	10,900	9.66	9,850	5.85	1,500	7.86

Nonvested at end of year	81,700	$9.26	69,950	$7.90	56,250	$7.31

At the closing price on December 31, 2007 of $28.39, the total fair value of stock options vested during 2007 was $457,000.

The following table summarizes information related to options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	4,147	1.1	$17.24	4,147	$17.24
$20.00 - $29.99	4,500	5.1	23.08	4,500	23.08
$30.00 - $ 39.99	73,750	7.6	35.48	22,550	35.43
$40.00 - $ 49.99	30,500	9.1	44.51	—	—

	112,897	7.6	$36.75	31,197	$31.23

As of December 31, 2007, there was $716,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 2.0 years.

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
Net income, as reported	$20,283	$20,276	$21,380
Weighted-average shares	6,557,102	6,919,579	7,599,051
Effect of dilutive employee stock options	8,092	10,657	25,541
Adjusted weighted-average shares and assumed conversion	6,565,194	6,930,236	7,624,592
Basic earnings per share	$3.09	$2.93	$2.81
Diluted earnings per share	$3.09	$2.93	$2.80

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

At December 31, 2007, the Company had 105,094 shares of potential common stock that were anti-dilutive, including 104,250 outstanding stock options as the exercise price was greater than the market price of the common stock. At December 31, 2006 all potential common stock was dilutive. At December 31, 2005, the Company had 3,594 shares of potential common stock that were anti-dilutive, including 500 outstanding stock options. At December 31, 2007, the Company had 81,700 non-vested stock option grants, none of which were in-the-money options. At December 31, 2006, the Company had 69,950 non-vested stock option grants, all of which were in-the-money options. At December 31, 2005, the Company had 56,250 non-vested stock option grants, 12,000 of which were in-the-money options.

18. INCOME TAXES

The current and deferred components of income tax expense were as follows:

	2007	2006	2005
Current:
Federal	$8,119	$9,382	$10,264
State	340	344	346

	8,459	9,726	10,610
Deferred:
Federal	(6)	(615)	(642)

	$8,453	$9,111	$9,968

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes, as follows:

	2007	2006	2005
Computed tax expense	$10,058	$10,285	$10,972
Increase (reduction) in income taxes resulting from:
Tax exempt income	(792)	(715)	(411)
State taxes, net of federal benefit	221	224	225
Income from life insurance	(291)	(280)	(225)
Low income housing credits	(419)	(419)	(379)
Historic rehabilitation credits	(277)	—	—
Other	(47)	16	(214)

	$8,453	$9,111	$9,968

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2007		2006
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans and leases	$4,783	$—	$5,225	$—
Allowance for investment losses	52	—	52	—
Capitalized costs	6	—	7	—
Pension and other benefits	1,735	—	1,543	—
Depreciation	—	631	—	507
Deferred loan origination fees	—	870	—	930
Deferred compensation and benefits	854	—	827	—
Net unrealized gains/losses on investments available for sale	—	816	1,607	—
Unrealized losses on derivatives	—	—	107	—
Net unrealized losses on post-retirement plans	405	—	408	—
Interest receivable	588	—	508	—
Deposit premium	984	—	899	—
Mortgage servicing rights	—	50	—	114
Prepaid expenses	—	306	—	242
Other	176	—	47	—

	$9,583	$2,673	$11,230	$1,793

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FIN 48 had no impact on the balance of retained earnings as of January 1, 2007.

Although not currently under review, income tax returns for the years ended December 31, 2006, 2005 and 2004 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

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

	2007	2006
Balance, January 1,	$10,320	$10,894
Loans made/advanced and additions	2,375	423
Repayments and reductions	806	997

Balance, December 31,	$11,889	$10,320

In addition to the loans noted above, the Company had deposits at December 31, 2007 and 2006 from the same individuals of $17.7 million and $10.6 million, respectively.

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

The Company follows the same credit policies in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. The Company’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2007, 2006 or 2005.

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

As of December 31, 2006 and 2005, the Company had interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010, which were acquired to limit the Company’s exposure to falling rates on Prime rate loans. As of December 31, 2007, the Company sold the floor agreement contracts.

At December 31, 2007 and 2006, the contractual or notional amounts of credit related and derivative financial instruments were as follows:

	2007	2006
Contractual
Commitments to extend credit	$228,224	$250,585
Letters of credit	1,251	1,925
Notional
Floors	—	50,000

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The estimated fair values of the Company’s financial instruments reported in the Consolidated Statements of Condition were as follows:

	DECEMBER 31, 2007		DECEMBER 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks and federal funds sold	$28,790	$28,790	$33,358	$33,358
Securities available for sale	423,108	423,108	409,926	409,926
Securities held to maturity	40,726	41,013	34,167	34,389
Loans receivable	1,131,986	1,120,298	1,203,196	1,197,262
Interest receivable	7,098	7,098	7,488	7,488
Life insurance policies	22,509	22,509	21,677	21,677
Interest rate floors	—	—	97	97

Financial liabilities:
Deposits	$1,118,051	$1,112,966	$1,185,801	$1,181,811
Borrowings from Federal Home Loan Bank	271,558	270,749	340,499	336,019
Commercial repurchase agreements	80,000	81,456	—	—
Other borrowed funds	62,492	62,492	60,782	60,782
Junior subordinated debentures	36,083	34,339	36,083	35,807
Due to broker	—	—	24,354	24,354
Note payable	10,000	10,000	—	—
Interest payable	4,158	4,158	4,504	4,504

22. REGULATORY MATTERS

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the FRB and the Comptroller of the Currency. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2007, the Company and its bank subsidiary meet all capital requirements to which they are subject. Prompt corrective action provisions are not applicable to bank holding companies. As of December 31, 2007, the bank subsidiary was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the bank subsidiary of the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The ability of the Company to pay cash dividends depends on the receipt of dividends from its subsidiaries. The Company, as the sole shareholder of its subsidiaries, is entitled to dividends from legally available funds when and as declared by each subsidiary’s Board of Directors.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The actual capital amounts and ratios for the Company and its bank subsidiary as of December 31, 2007 and 2006 are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount >	Ratio >	Amount >	Ratio >
As of December 31, 2007
Total Capital (To Risk-Weighted Assets):
Consolidated	$156,947	14.0%	$89,430	8.0%	N/A
Camden National Bank	124,922	11.3%	88,681	8.0%	$110,852	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$143,293	12.8%	$44,715	4.0%	N/A
Camden National Bank	111,269	10.0%	44,341	4.0%	$65,511	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$143,293	8.2%	$69,917	4.0%	N/A
Camden National Bank	111,269	6.4%	69,303	4.0%	$86,628	5.0%

As of December 31, 2006
Total Capital (To Risk-Weighted Assets):
Consolidated	$149,076	12.7%	$93,720	8.0%	N/A
Camden National Bank	138,191	11.9%	93,063	8.0%	$116,329	10.0%

Tier 1 Capital (To Risk-Weighted Assets):
Consolidated	$132,288	11.3%	$46,860	4.0%	N/A
Camden National Bank	123,622	10.6%	46,532	4.0%	$69,798	6.0%

Tier 1 Capital (To Average Assets):
Consolidated	$132,288	7.6%	$69,357	4.0%	N/A
Camden National Bank	123,622	7.2%	68,945	4.0%	$86,181	5.0%

23. ACQUISITION OF UNION BANKSHARES COMPANY

The Company and Union Bankshares Company (“Union Bankshares”) entered into an Agreement and Plan of Merger on August 13, 2007, as amended. The merger agreement provided for the merger of Union Bankshares with and into the Company, with the Company being the surviving corporation. Promptly thereafter, Union Bankshares’ subsidiary, Union Trust, merged with and into Camden National Bank with Camden National Bank being the surviving institution. The merger received approval from the shareholders of Union Bankshares and the regulatory agencies, and was consummated on January 3, 2008. On that date, the Company acquired 100% of the outstanding common stock of Union Bankshares. The operating results of Union Bankshares have been included with those of the Company since that date. The acquisition brings together two venerable community banking institutions, each with a 100-plus year history, and provides a natural extension of the Company’s geographic reach to Hancock County and the Downeast Maine area, while adding 16,000 households and businesses to which Camden National Bank can market its expanded products and services. In addition, as a result of the acquisition, the Company has become the largest independent community banking organization in Maine, with 37 branch locations, over $2.3 billion of assets, $1.5 billion of deposits, and administers total wealth management assets in excess of $1.3 billion.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

The aggregate purchase price was approximately $73.7 million, which included $29.0 million in cash, the issuance of 1.2 million shares of Company common stock valued at $43.5 million, and related transaction costs. The value of the common stock issued was determined based on the trailing average for the 10-day period before the terms of the acquisition were agreed to and announced, excluding the high and low stock prices for that period. Under the merger agreement, each share of Union Bankshares common stock was converted into the right to receive either $68.00 in cash or 1.9106 shares of Company common stock, plus cash in lieu of any fractional share. The merger agreement included allocation procedures intended to ensure that 40% of the outstanding shares of Union Bankshares common stock immediately prior to the effective time of the merger would be converted into the right to receive cash, and 60% of the shares of Union Bankshares common stock would be converted into the right to receive Company common stock.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The Company continues to work with third-party experts on the valuations of certain intangible assets, thus, the following allocation of the purchase price is subject to refinement.

At January 3, 2008

Cash and cash equivalents	$17,042
FRB and FHLB stock	8,025
Securities	121,377
Loans, net	362,593
Fixed assets	8,977
Prepaid expenses and other assets	17,590
Identified intangible assets	5,773
Goodwill	38,278
Deposits	(331,545)
Borrowings	(157,587)
Long-term debt	(6,928)
Accrued expense and other liabilities	(9,856)

Total acquisition cost	$73,739

The $5.8 million of acquired intangible assets, which is subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of Trust relationship intangible, which also has a weighted-average life of approximately 10 years.

Management is assessing the potential allocation of goodwill between the Banking and Financial Services reporting units. The amounts to be allocated, if any, remain undetermined. None of the goodwill is expected to be deductible for tax purposes.

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

24. HOLDING COMPANY

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

Statements of Condition

DECEMBER 31,

	2007	2006
Assets
Cash	$36,136	$2,753
Premises and equipment	5,250	5,045
Investment in subsidiaries:
Bank subsidiary	120,191	128,508
Other subsidiaries	6,807	8,018
Amounts receivable from subsidiaries	133	1,140
Investment in Camden Capital Trust A	1,083	1,083
Other assets	3,941	3,058

Total assets	$173,541	$149,605

Liabilities and Shareholders’ Equity
Amounts due to subsidiaries	$197	$1,480
Junior subordinated debentures	36,083	36,083
Note payable	10,000	—
Accrued and other expenses	7,058	4,990
Shareholders’ equity	120,203	107,052

Total liabilities and shareholders’ equity	$173,541	$149,605

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Income

YEARS ENDED DECEMBER 31,

	2007	2006	2005
Operating Income
Dividend income from subsidiaries	$36,000	$11,014	$12,895
Fees from subsidiaries	11,368	12,053	11,398
Other income	60	11	2

Total operating income	47,428	23,078	24,295

Operating Expenses
Interest on borrowings	2,388	1,637	—
Salaries and employee benefits	7,110	7,207	7,514
Net occupancy	441	422	398
Furniture, equipment and data processing	1,687	1,414	1,277
Other operating expenses	2,156	3,165	2,344
Acquisition related expenses	201	—	—

Total operating expenses	13,983	13,845	11,533

Income before equity in undistributed earnings of subsidiaries	33,445	9,233	12,762
Equity in undistributed earnings of subsidiaries	(14,005)	10,455	8,576

Income before income taxes	19,440	19,688	21,338
Income tax benefit	843	588	42

Net Income	$20,283	$20,276	$21,380

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

Statements of Cash Flows

YEARS ENDED DECEMBER 31,

	2007	2006	2005
Operating Activities
Net income	$20,283	$20,276	$21,380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	14,005	(10,455)	(8,576)
Depreciation and amortization	825	507	543
Equity compensation expense	275	172	91
(Increase) decrease in amount receivable from subsidiaries	(155)	97	(52)
Increase in other assets	(912)	(1,808)	(692)
Increase in payables	502	970	631

Net cash provided by operating activities	34,823	9,759	13,325

Investing Activities
Purchase of premises and equipment	(887)	(1,003)	(218)
Investment in Camden Capital Trust A	—	(1,083)	—

Net cash used by investing activities	(887)	(2,086)	(218)

Financing Activities
Proceeds from stock issuance under option plan	240	539	61
Exercise and repurchase of stock options	—	—	(108)
Issuance of junior subordinated debentures	—	36,083	—
Proceeds from note payable	10,000	—	—
Purchase of common stock	(4,476)	(36,983)	(3,927)
Dividends paid	(6,317)	(6,246)	(9,916)

Net cash used by financing activities	(553)	(6,607)	(13,890)

Net increase (decrease) in cash	33,383	1,066	(783)
Cash at beginning of year	2,753	1,687	2,470

Cash at end of year	$36,136	$2,753	$1,687

Notes to Consolidated Financial Statements (continued)

(Amounts in tables expressed in thousands, except number of shares and per share data)

25. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2007
Interest income	$26,989	$27,181	$26,827	$26,739
Interest expense	14,547	14,849	14,651	13,819

Net interest income	12,442	12,332	12,176	12,920
Provision for loan and lease losses	100	—	—	—
Non-interest income	3,044	3,207	3,165	3,236
Non-interest expense	8,565	8,499	8,402	8,220

Income before income taxes	6,821	7,040	6,939	7,936
Applicable income taxes	2,039	2,097	1,941	2,376

Net income	$4,782	$4,943	$4,998	$5,560

Per common share:
Basic	$0.72	$0.75	$0.77	$0.85
Diluted	$0.72	$0.75	$0.77	$0.85

	THREE MONTHS ENDED
	Mar 31	June 30	Sept 30	Dec 31
2006
Interest income	$25,396	$26,699	$27,421	$27,722
Interest expense	11,194	13,182	14,258	14,414

Net interest income	14,202	13,517	13,163	13,308
Provision for loan and lease losses	552	552	552	552
Non-interest income	2,779	2,928	3,003	2,919
Non-interest expense	9,212	8,264	8,180	8,568

Income before income taxes	7,217	7,629	7,434	7,107
Applicable income taxes	2,280	2,370	2,298	2,163

Net income	$4,937	$5,259	$5,136	$4,944

Per common share:
Basic	$0.66	$0.75	$0.77	$0.75
Diluted	$0.66	$0.75	$0.77	$0.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

As disclosed in Note 14 of the accompanying consolidated financial statements, the Company changed its method of accounting for its post-retirement plan and supplemental executive retirement plan in 2006.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 17, 2008

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007. The standard measures adopted by management in making its evaluation are the measures in Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Berry, Dunn, McNeil & Parker, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which precedes this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8. of this Report, as follows:

2. Financial Statement Schedules:

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(2.2)	Agreement and Plan of Merger, dated as of August 13, 2007, by and among the Company and Union Bankshares Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 14, 2007).

(2.3)	Amendment No. 1 to Agreement and Plan of Merger by and between Camden National Corporation and Union Bankshares Company, dated as of September 21, 2007 (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 21, 2007).

(3.i.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007).

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on March 10, 2008).

(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).

(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).

(10.3)	Employment Agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).

(10.4)	Amendment to the Employment Agreement by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

(10.5)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.6)	Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.7)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 15, 2004).

(10.8)	The Company’s Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).

(10.9)*	Executive Deferred Compensation Plan.

(10.10)*	Director Deferred Compensation Plan.

(10.11)	The Company’s 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).

(10.12)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2006).

(10.13)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.14)	The Company’s Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

(10.15)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).

(10.16)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).

(10.17)	The Company’s Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 15, 2005).

(10.18)*	The Company’s 2007 Executive Incentive Compensation Program.

(10.19)	Resignation and General Release Agreement dated October 9, 2007, by and between Laurel J. Bouchard and Camden National Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 2, 2007).

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 17 to the Notes to Consolidated Financial Statements in this report).

(14)	The Company’s Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 10, 2006).

(21)*	Subsidiaries of the Company.

(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.

(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed / furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION

/s/ Robert W. Daigle	March 17, 2008
Robert W. Daigle	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

/s/ Robert W. Daigle	March 17, 2008	/s/ Sean G. Daly	March 17, 2008
Robert W. Daigle	Date	Sean G. Daly	Date
President, Director and Chief Executive Officer		Chief Financial Officer and Principal Financial and Accounting Officer

/s/ Rendle A. Jones	March 17, 2008	/s/ Ann W. Bresnahan	March 17, 2008
Rendle A. Jones	Date	Ann W. Bresnahan	Date
Chairman and Director		Director

/s/ Robert J. Campbell	March 17, 2008	/s/ David C. Flanagan	March 17, 2008
Robert J. Campbell	Date	David C. Flanagan	Date
Director		Director

/s/ Ward I. Graffam	March 17, 2008	/s/ John W. Holmes	March 17, 2008
Ward I. Graffam	Date	John W. Holmes	Date
Director		Director

		/s/ Robin A. Sawyer	March 17, 2008
James H. Page	Date	Robin A. Sawyer	Date
Director		Director

Karen W. Stanley	Date
Director