Form 10-Q
period 2008-03-31
CAMDEN NATIONAL CORP
filed 2008-05-12
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at May 9, 2008: Common stock (no par value) 7,694,008 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

May 12, 2008

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares)	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$35,765	$28,790
Securities available for sale, at market	551,529	423,108
Securities held to maturity (fair value $42,811 and $41,013 at March 31, 2008 and December 31, 2007, respectively)	42,418	40,726
Loans held for sale, at fair value	4,265	—
Loans, less allowance for loan and lease losses of $16,979 and $13,653 at March 31, 2008 and December 31, 2007, respectively	1,496,914	1,131,986
Premises and equipment, net	27,277	19,650
Other real estate owned	554	400
Interest receivable	9,136	7,098
Bank-owned life insurance	32,280	21,864
Core deposit intangible	5,030	320
Goodwill	42,758	3,991
Other assets	50,538	38,855

Total assets	$2,298,464	$1,716,788

Liabilities
Deposits:
Demand	$172,417	$141,858
NOW	210,400	132,331
Money market	324,612	298,677
Savings	132,095	85,931
Certificates of deposit	551,498	459,254

Total deposits	1,391,022	1,118,051

Borrowings from Federal Home Loan Bank	466,905	271,558
Other borrowed funds	195,368	142,492
Junior subordinated debentures	43,333	36,083
Capital lease obligation	1,333	—
Note payable	208	10,000
Due to broker	1,875	—
Accrued interest and other liabilities	26,280	18,401

Total liabilities	2,126,324	1,596,585

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,703,885 and 6,513,573 shares on March 31, 2008 and December 31, 2007, respectively	2,802	2,522
Surplus	45,987	2,629
Retained earnings	119,195	114,289
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	4,516	1,516
Net unrealized losses on post-retirement plans, net of tax	(360)	(753)

Total accumulated other comprehensive income	4,156	763

Total shareholders’ equity	172,140	120,203

Total liabilities and shareholders’ equity	$2,298,464	$1,716,788

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$25,314	$21,499
Interest on U.S. government and sponsored enterprise obligations	6,148	4,752
Interest on state and political subdivision obligations	676	411
Interest on federal funds sold and other investments	771	327

Total interest income	32,909	26,989

Interest Expense
Interest on deposits	8,942	9,470
Interest on other borrowings	6,052	4,490
Interest on junior subordinated debentures	752	587

Total interest expense	15,746	14,547

Net interest income	17,163	12,442
Provision for Loan and Lease Losses	500	100

Net interest income after provision for loan and lease losses	16,663	12,342

Non-interest Income
Service charges on deposit accounts	1,227	845
Other service charges and fees	639	427
Income from fiduciary services	1,677	1,199
Brokerage and insurance commissions	318	199
Mortgage servicing income (expense), net	(130)	26
Life insurance earnings	293	188
Gain on sale of securities	180	—
Other income	199	160

Total non-interest income	4,403	3,044

Non-interest Expenses
Salaries and employee benefits	6,652	4,646
Net occupancy	1,089	688
Furniture, equipment and data processing	852	544
Amortization of core deposit intangible	310	214
Other expenses	3,358	2,473

Total non-interest expenses	12,261	8,565

Income before income taxes	8,805	6,821
Income Taxes	2,611	2,039

Net Income	$6,194	$4,782

Per Share Data
Basic earnings per share	$0.81	$0.72
Diluted earnings per share	0.80	0.72
Cash dividends per share	$0.24	$0.24
Weighted average number of shares outstanding	7,692,726	6,621,407

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on Post-retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	4,782	—	—	—	4,782
Change in unrealized losses on derivative instruments, net of taxes of $(6)	—	—	—	—	10	—	10
Change in net unrealized losses on securities available for sale, net of taxes of $(984)	—	—	—	1,827	—	—	1,827
Change in net unrealized losses on post-retirement plans, net of taxes of $17	—	—	—	—	—	(31)	(31)

Total comprehensive income	—	—	4,782	1,827	10	(31)	6,588

Equity compensation expense	—	64	—	—		—	64
Exercise of stock options and issuance of restricted stock (total 7,696 shares)	28	(113)	235	—	—	—	150
Cash dividends declared ($0.24/ share)	—	—	(1,591)	—	—	—	(1,591)

Balance at March 31, 2007	$2,478	$2,535	$109,385	$(1,158)	$(188)	$(789)	$112,263

Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income	—	—	6,194	—	—	—	6,194
Change in net unrealized gains on securities available for sale, net of taxes of $(1,615)	—	—	—	3,000	—	—	3,000
Change in net unrealized losses on post- retirement plans, net of taxes of $(212)	—	—	—	—	—	393	393

Total comprehensive income	—	—	6,194	3,000	—	393	9,587

Shares issued during acquisition of Union Bankshares Company (1,222,897 shares)	—	43,523	—	—	—	—	43,523
Equity compensation expense	—	34	—	—	—	—	34
Exercise of stock options and issuance of restricted stock (total 9,291 shares)	280	(148)	—	—	—	—	132
Purchase of common stock (41,343 shares)	—	(51)	(1,288)	—	—	—	(1,339)

Balance at March 31, 2008	$2,802	$45,987	$119,195	$4,516	$—	$(360)	$172,140

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three Months Ended March 31,
	2008	2007
Operating Activities
Net Income	$6,194	$4,782
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	500	100
Depreciation and amortization	464	369
Equity compensation costs	34	64
Decrease (increase) in interest receivable	57	(136)
Amortization of core deposit intangible	310	214
Gain on sale of securities	(180)	—
Decrease (increase) in other assets	1,055	(168)
Increase in other liabilities	476	844

Net cash provided by operating activities	8,910	6,069

Investing Activities
Acquisition of Union Bankshares Company	(29,204)	—
Proceeds from maturities of securities held to maturity	—	244
Proceeds from sales and maturities of securities available for sale	67,252	20,494
Purchase of securities held to maturity	(39)	—
Purchase of securities available for sale	(70,447)	(9,360)
Change in Federal Home Loan Bank stock	—	(340)
Premium received on deposit sale	1,400	—
Net (increase) decrease in loans	(6,876)	17,712
Change in federal funds sold	—	(55)
Net (increase) decrease in other real estate owned	(34)	125
Purchase of premises and equipment	(522)	(1,803)

Net cash (used in) provided by investing activities	(38,470)	27,017

Financing Activities
Net (decrease) increase in deposits	(43,294)	3,563
Proceeds from Federal Home Loan Bank borrowings	155,810	40,000
Repayments on Federal Home Loan Bank borrowings	(133,392)	(29,778)
Net change in short-term Federal Home Loan Bank borrowings	35,060	(44,635)
Net increase in other borrowed funds	33,269	20,024
Decrease in note payable	(10,000)	—
Decrease in capital lease	(20)	—
Increase (decrease) in due to broker	1,875	(24,354)
Purchase of common stock	(1,339)	—
Exercise of stock options and stock issuance under option plans	132	150
Cash dividends paid	(1,566)	(1,591)

Net cash provided by (used in) financing activities	36,535	(36,621)

Net increase (decrease) in cash and cash equivalents	6,975	(3,535)
Cash and cash equivalents at beginning of year	28,790	33,358

Cash and cash equivalents at end of period	$35,765	$29,823

Supplemental disclosures of cash flow information:
Interest paid	$15,168	$15,729
Income taxes paid	1,829	2,549
Non-cash transactions:
Transfer from loans to loans held for sale	4,265	—
Common stock issued in acquisition	43,523	—

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2008 and December 31, 2007, the consolidated statements of income for the three months ended March 31, 2008 and 2007, the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2007 Annual Report on Form 10-K.

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, (collectively “Union Trust”). Immediately after the acquisition, Union Trust Company was merged into Camden National Bank. The financial results of Union Bankshares Company are included in the Company’s quarterly results beginning on the January 3, 2008 acquisition date.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Three Months Ended March 31,
	2008	2007
Net income, as reported	$6,194	$4,782

Weighted average shares outstanding	7,692,726	6,621,407
Effect of dilutive potential common stock	2,007	8,743

Adjusted weighted average shares and assumed conversion	7,694,733	6,630,150

Basic earnings per share	$0.81	$0.72
Diluted earnings per share	$0.80	$0.72

At March 31, 2008, the Company had 95,450 shares of potential common stock, in the form of stock options, which were anti-dilutive as the exercise price was greater than the market price of the common stock. At March 31, 2007, the Company had 33,250 shares of potential common stock that were anti-dilutive, all of which were stock options. At March 31, 2008, the Company had 58,700 non-vested stock option grants, of which 1,750 were in-the-money options. At March 31, 2007, the Company had 82,850 non-vested stock option grants, of which 49,600 were in-the-money options.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Through the merger with Union Trust, the Company acquired a cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at March 31, 2008 was $2,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge, thus, changes in fair value are recorded in the Statement of Income.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2008 and December 31, 2007, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At March 31, 2008, the Company had a greater than 12 months unrealized loss of $193,000, the majority of which was comprised of mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future, therefore, the securities are not considered other-than-temporarily impaired.

Investments with unrealized losses at March 31, 2008 and December 31, 2007, and the length of time they have been in a continuous loss position, are as follows:

	March 31, 2008
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$15,878	$(131)	$—	$—	$15,878	$(131)
Mortgage-backed securities	47,940	(136)	7,009	(71)	54,949	(207)
Other debt securities	35,084	(422)	12,055	(122)	47,139	(544)
Equity securities	1,904	(96)	—	—	1,904	(96)

Total	$100,806	$(785)	$19,064	$(193)	$119,870	$(978)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$11,993	$(5)	$11,993	$(5)
Obligations of states and political subdivisions	6,421	(25)	1,585	(6)	8,006	(31)
Mortgage-backed securities	111	(1)	87,202	(838)	87,313	(839)
Other debt securities	13,180	(59)	12,575	(175)	25,755	(234)
Equity securities	1,820	(180)	—	—	1,820	(180)

Total	$21,532	$(265)	$113,355	$(1,024)	$134,887	$(1,289)

NOTE 5 – CORE DEPOSIT INTANGIBLE

The Company has a core deposit intangible asset related to the acquisition of bank branches between 1995 and 1998 and the recent acquisition of Union Trust. The core deposit intangible is amortized on a straight-line basis over 10 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

	March 31, 2008
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$5,020	$9,424	$14,444
Accumulated amortization	126	9,288	9,414

Core deposit intangible, net	$4,894	$136	$5,030

	December 31, 2007
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$—	$9,424	$9,424
Accumulated amortization	—	9,104	9,104

Core deposit intangible, net	$—	$320	$320

Amortization expense related to the core deposit intangible for the three-month periods ended March 31, 2008 and 2007 amounted to $310,000 and $214,000, respectively. The expected amortization expense for each year for the next five years is estimated to be $822,000 in 2008 and $502,000 for years 2009 through 2012.

NOTE 6 – GOODWILL

At March 31, 2008 and December 31, 2007, the value of the Company’s goodwill, including the related impairment loss, is as follows:

	March 31, 2008
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$35,698	$7,750	$43,448
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$35,698	$7,060	$42,758

	December 31, 2007
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$473	$4,208	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$473	$3,518	$3,991

During the first quarter of 2008, the Company acquired $38.8 million of goodwill related to the acquisition of Union Trust, which was allocated between the Banking and Financial Services reporting units, with allocations of $35.3 million and $3.5 million, respectively. At June 30, 2007, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed its annual review of the goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2007, the Board of Directors of the Company approved the 2007 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through March 31, 2008, the Company has repurchased 41,343 shares at an average price of $32.36 per share under the 2007 Program, all of which were purchased during the first quarter of 2008.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company granted 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company granted 6,873 shares of restricted stock, all of which vest over a three-year period. As of March 31, 2008, 2,044 of the restricted stock awards have been forfeited. The Company recorded approximately $16,200 of compensation expense and $5,700 of related tax benefit for the quarter ended March 31, 2008, and approximately $15,500 of compensation expense and $5,400 of related tax benefit for the quarter ended March 31, 2007.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2008, and changes during the three-month period ended on that date, is presented below.

	March 31, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,776	$43.28
Vested during the period	3,193	42.04
Forfeited during the period	702	44.15

Nonvested at end of period	3,881	$44.15

At the closing price on March 31, 2008 of $33.64, the total fair value of restricted stock awards vested during the period was $107,400.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, unless the participant reaches age 60 with at least 10 years of service, at which time there is immediate vesting of existing and new purchases under the MSPP. During the first quarter of 2008, under the MSPP, the Company granted 3,398 shares of restricted stock at a discounted price of $21.05, none of which have been forfeited. During the first quarter of 2007, under the MSPP, the Company granted 934 shares of restricted stock at a discounted price of $29.67, of which 96 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $8,200 of compensation expense and $2,900 of related tax benefit during the quarter ended March 31, 2008, and approximately $6,500 of compensation expense and $2,300 of related tax benefit during the quarter ended March 31, 2007.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of March 31, 2008, and changes during the three-month period ended on that date, is presented below.

	March 31, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	5,047	$12.18
Granted during the period	3,398	10.40
Vested during the period	4,203	11.65
Forfeited during the period	6	14.84

Nonvested at end of period	4,236	$11.28

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company and to thus allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards for the three year performance period January 1, 2006—December 31, 2008 are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. Awards for the three year performance periods January 1, 2007—December 31, 2009 and January 1, 2008—December 31, 2010 are based upon the attainment of certain thresholds of revenue growth and the efficiency ratio over the three-year periods. The current aggregate amount of awards, based on actual and projected results for the three-year performance periods January 1, 2006—December 31, 2008, January 1, 2007—December 31, 2009, and January 1, 2008—December 31, 2010 is not considered material and no related expense has been recognized.

Defined Contribution Retirement Plan

The Defined Contribution Retirement Plan (“DCRP”), which is a component of the current plan, has similar intentions as the Long-term Performance Share Plan, but is focused on a much longer time horizon. Approved during the first quarter of 2008, the DCRP is an unfunded deferred compensation plan for the benefit of a group of senior management employees of the Company. Participation in the DCRP by an employee must be approved by the Company’s Compensation Committee. Annually, on March 15th or the closest business day, the Compensation Committee will credit to an account administered by the Company 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards based on the fair market value of the common stock of the Company on the date of grant. Deferred Stock Awards are the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2008, the Company granted 1,469 deferred stock awards under the DCRP, none of which have vested.

Stock Option Awards

During the first quarter of 2008, the Company issued, under the current plan, 750 incentive stock options to employees, all of which vest over a five-year period. During the first quarter of 2007, the Company issued, under the current plan, 35,250 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2008, dividend yield of 3.0%, expected volatility of 27.09%, risk-free interest rate of 2.98%, and expected lives of 5.7 years; in 2007, dividend yield of 2.1%, expected volatility of 26.66%, risk-free interest rate of 4.77%, and expected lives of 5.0 years. Expected volatilities are based on the historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $9,500 and $41,900 of compensation expense during the first three months of 2008 and 2007, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2008, and changes during the three-month period ended on that date is presented below.

	March 31, 2008
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	112,897	$36.75
Granted during the period	750	31.57
Exercised during the period	1,875	18.38
Forfeited during the period	4,200	37.65

Outstanding at end of period	107,572	$37.00	7.5	$100

Exercisable at end of period	48,872	$34.54	6.8	$96

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2008 was $6.73. The total intrinsic value of options exercised during the three-month period ended March 31, 2008 was $27,000.

A summary of the status of the Company’s nonvested stock options as of March 31, 2008, and changes during the three-month period ended on that date, is presented below.

	March 31, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	81,700	$9.26
Granted during the period	750	6.73
Vested during the period	19,700	9.00
Forfeited during the period	4,050	8.85

Nonvested at end of period	58,700	$9.38

At the closing price on March 31, 2008 of $33.64, the total fair value of stock options vested during the period was $663,000.

The following table summarizes information related to options at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	2,272	0.8	$16.29	2,272	$16.29
$20.00 - $29.99	4,500	4.8	23.08	4,500	23.08
$30.00 - $39.99	71,200	7.3	35.42	36,100	35.46
$40.00 - $49.99	29,600	8.9	44.51	6,000	44.51

	107,572	7.5	$37.00	48,872	$34.54

As of March 31, 2008, there was $572,200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2008 and 2007 and December 31, 2007 was $1.1 million, $270,000, and $142,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $1.4 million, $950,000 and $775,000, respectively, at March 31, 2008 and 2007 and December 31, 2007. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Balance of loans serviced for others	$206,256	$106,751

Mortgage Servicing Rights:
Balance at beginning of year	$142	$324
Acquired from Union Trust	1,199	—
Amortization charged against mortgage servicing income	(241)	(55)
Change in valuation allowance	(31)	1

Balance at end of period	$1,069	$270

Valuation allowance:
Balance at beginning of year	$(1)	$(2)
(Increase) reduction of impairment reserve	(31)	1

Balance at end of period	$(32)	$(1)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Service cost	$16	$14
Interest cost	34	18
Amortization of prior service cost	—	(5)
Recognized net actuarial loss	—	1

Net periodic benefit cost	$50	$28

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	March 31,
(Dollars in thousands)	2008	2007
Net actuarial loss	$95	$89
Net deferred tax benefit	(33)	(31)

Total accumulated other comprehensive loss	$62	$58

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.00%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.00%

For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the second quarter of 2008 are $10,500 and the expected benefit payments for all of 2008 are $42,000. The expected contribution for 2008 is $198,000.

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

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Service cost	$46	$77
Interest cost	65	65
Amortization of prior service cost	5	5
Recognized net actuarial loss	—	13

Net periodic benefit cost	$116	$160

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	March 31,
(Dollars in thousands)	2008	2007
Net actuarial loss	$304	$957
Prior service cost	155	168
Net deferred tax benefit	(161)	(394)

Total accumulated other comprehensive loss	$298	$731

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	5.90%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	5.90%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2008 is $18,500 of prior service cost. For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the second quarter of 2008 are $52,750 and the expected benefit payments for all of 2008 are $211,000. The expected contribution for 2008 is $463,000.

The Company, through its acquisition of Union Trust, maintains a nonqualified deferred compensation plan for the benefit of certain key employees of the former Union Trust. Life insurance policies were acquired to generate income to offset the cost of the plan, and the amount of annual benefit is indexed to the financial performance of each insurance policy owned by the Company.

Pension Plan

The Company, through its acquisition of Union Trust, has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust, which was frozen on May 15, 2005. The Company is currently in the process of liquidating this plan. The Company’s expected benefit payments for the second quarter of 2008 are $77,500 and the expected benefit payments for all of 2008 are $310,000. The Company has a $2.7 million liability related to this plan classified in other liabilities, and is not expected to make any contribution for 2008.

NOTE 11 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Beginning balance	$13,653	$14,933
Acquired from Union Trust	4,369	—
Provision for loan and lease losses	500	100
Charge-offs:
Recoveries	49	320
Loans charged off	(1,592)	(480)

Net charge-offs	(1,543)	(160)

Ending balance	$16,979	$14,873

Allowance for loan and lease losses to total loans	1.12%	1.24%
Non-performing loans to total loans	1.02%	0.66%
Net charge-offs to total loans	0.10%	0.01%

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company did not elect the fair value option under SFAS No. 159 for any financial assets or financial liabilities.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

NOTE 13 – FAIR VALUE

Fair Value Measurement

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities (market approach): The fair value of securities available for sale and held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities.

Loans held for sale (market approach): The fair value of loans held for sale was based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale was executed within a reasonable period following quarter end at the stated fair value.

Impaired loans (market approach): The fair value of impaired loans is primarily based upon appraisals by third party appraisers and brokers’ opinions by third party brokers. The appraisals and opinions are based upon comparable prices for similar assets in active markets for residential real estate loans, and less active markets for commercial loans.

Mortgage Servicing Rights (income approach): The fair value of mortgage servicing rights is determined based upon discounted cash flows using market-based assumptions. The Company obtains a third party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2008, Using
(Dollars in thousands)	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$551,529	$551,529	$—	$—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements at March 31, 2008, Using
(Dollars in thousands)	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities held to maturity	$42,811	$42,811	$—	$—
Loans held for sale	4,265	—	4,265	—
Impaired loans	14,565	—	14,565	—
Mortgage servicing rights	1,438	—	1,438	—

NOTE 14 – ACQUISITIONS

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, for $72.6 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the fair values of the assets acquired and liabilities assumed were calculated in accordance with SFAS No. 157, Fair Value Measurements. The merger agreement provided for the merger of Union Bankshares Company with and into the Company, with the Company being the surviving corporation. Promptly thereafter, Union Trust Company merged with and into Camden National Bank with Camden National Bank being the surviving institution. The acquisition brings together two Maine-based community banking institutions, each with a 100-plus year history, and provides a natural extension of the Company’s geographic reach to Hancock County and the Downeast Maine area, while adding 16,000 households and businesses to which Camden National Bank can market its expanded products and services. In addition, as a result of the acquisition, the Company has become the largest independent community banking organization in Maine, with 37 branch locations, $2.3 billion of assets, $1.4 billion of deposits, and administers total wealth management assets in excess of $1.1 billion. The trust department of Union Trust became part of the Company’s trust and investment subsidiary, Acadia Trust, N.A. The operating results of Union Trust have been included with those of the Company since the acquisition date.

Under the terms of the agreement, the Company issued 1,222,897 shares of the Company’s common stock valued at $43.5 million, and paid $29.0 million in cash in exchange for all outstanding Union Trust shares. The value of the common stock issued was determined based on the trailing average for the 10-day period before the terms of the acquisition were agreed to and announced, excluding the high and low stock prices for that period. Under the merger agreement, each share of Union Trust common stock was converted into the right to receive either $68.00 in cash or 1.9106 shares of Company common stock, plus cash in lieu of any fractional share.

The Company’s cost to acquire Union Trust was as follows (in thousands):

Cash paid to Union Trust shareholders	$29,028
Common stock issued to Union Trust shareholders	43,523

Total consideration	72,551

Professional fees and other acquisition costs	1,186

Total acquisition cost	$73,737

The following table summarizes the fair values of the assets acquired and liabilities assumed at January 3, 2008, the date of acquisition, including the SFAS No. 157 fair value hierarchy, if applicable. The items notated with an (a) in the table below are nonfinancial assets and liabilities for which the implementation has been delayed in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157.

(Dollars in thousands)	Fair Value	SFAS No. 157 Fair Value Hierarchy
Cash and cash equivalents	$17,028	Level 1
FRB and FHLB stock	8,025	Level 2
Securities	121,408	Level 1
Loans, net	362,235	Level 2
Fixed assets	8,977	(a)
Bank-owned life insurance	9,478	Level 2
Prepaid expenses and other assets	8,842	(a)
Identified intangible assets	5,773	(a)
Goodwill	38,767	(a)

Total assets acquired	$580,533

Deposits	$(331,545)	Level 2
Borrowings	(158,080)	Level 2
Long-term debt	(7,224)	Level 2
Accrued expense and other liabilities	(9,947)	(a)

Total liabilities assumed	$(506,796)

Total acquisition cost	$73,737

The $5.8 million of acquired intangible assets, which is subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of Trust relationship intangible, which also has a weighted-average life of approximately 10 years.

The goodwill recognized in the acquisition of approximately $38.8 million was allocated between the Banking and Financial Services reporting units, with allocations of $35.3 million and $3.5 million, respectively. The goodwill is not expected to be deductible for tax purposes.

As part of the acquisition, the Company transferred the lease and other fixed assets of a branch facility, and sold the related deposits, to another financial institution. As part of the sale of deposits, the Company received a deposit premium of $1.4 million, which was recorded in goodwill.

The unaudited pro forma financial information includes only the comparable prior period as the acquisition was near the beginning of the current period, and thus is reflected in the actual results for the three months ended March 31, 2008. The pro forma information assumes that the Union Trust acquisition was consummated on January 1, 2007, and is based on information available and certain assumptions that the Company believes are reasonable. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. The pro forma information is as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2007
Interest income	$35,221
Interest expense	18,279

Net interest income	16,942
Provision for loan and lease losses	115

Net interest income after provision	16,827
Non-interest income	4,500
Non-interest expense	12,677

Income before income taxes	8,650
Income taxes	2,552

Net income	$6,098

Basic earnings per share	$0.78
Diluted earnings per share	$0.78

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

•

risks related to the merger of Union Bankshares Company with and into the Company, including but not limited to staffing issues, adverse customer service issues, and failing to meet the financial objectives of the merger;

•	changes in the global geo-political environment, such as acts of terrorism and military action; and

•	changes in the assumptions used in making such forward-looking statements.

You should carefully review all of these factors, and you should be aware that there might be other factors that could cause these differences, including, among others, the risk factors listed in Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2007. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

Allowance for Loan and Lease Losses. In preparing the Consolidated Financial Statements, the ALLL requires the most significant amount of management estimates and assumptions. The ALLL, which is established through a charge to the provision for loan and lease losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALLL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses. We use a risk rating system to determine the credit quality of our loans. In assessing the risk rating of a particular loan, among the factors considered include the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned by us to that loan. We also apply judgment to derive loss factors associated with each credit facility. These loss factors are determined by facility structure, collateral and type of obligor. The use of different estimates or assumptions could produce different provisions for loan and lease losses, which would affect our earnings. A smaller provision for loan and lease losses results in higher net income, and when a greater amount of provision for loan and lease losses is necessary, the result is lower net income. Monthly, the Corporate Risk Management group reviews the ALLL with the Camden National Bank Board of Directors. On a quarterly basis, a more in-depth review of the ALLL, including the methodology for calculating and allocating the ALLL, is reviewed with our Board of Directors, as well as the Camden National Bank Board of Directors. For further ALLL information, refer to Item 1A. Risk Factors and the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2008:

Net income increased $1.4 million, or 29.5%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. Net income per diluted share increased 11.1% to $0.80, compared to $0.72 per diluted share earned during the first three months of 2007. The following were major factors contributing to the results of the first three months of 2008 compared to the same period of 2007:

•

The Company completed its acquisition of Union Bankshares Company (the “merger”) on January 3, 2008, thus the results of Union Bankshares and its wholly-owned subsidiary, Union Trust Company, have been included in the results of the Company since that date. The 29.5% increase in net income is primarily a result of the acquisition. As partial consideration for the acquisition, the Company issued 1.2 million shares of common stock, thus impacting the earnings per share calculation, which increased 11.1% for the first quarter of 2008 compared to the same period in 2007.

•	Net interest income increased $4.7 million, or 38.0%, which was a net result of:

•

an increase in interest income of $5.9 million, or 21.9%, which was primarily due to increased earning asset balances resulting from the merger and earnings on investments as new securities were added during 2007 at higher yields than maturities, and

•

an increase in interest expense of $1.2 million, or 8.2%, primarily due to the net impact of increased average borrowings resulting from the merger, partially offset by a decrease in the overall cost of funds.

•

Provision for loan and lease losses increased $400,000 primarily due to the deterioration of a select number of credits and greater stress in the Company’s loan portfolio brought on by a weakening economy.

•

Non-interest income increased $1.4 million, or 44.7%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A. driven by the increase in assets under management resulting from the merger, an increase in service charges on deposit accounts due the addition of several thousand new accounts related to the merger, and the gain on the sale of securities resulting from a restructuring of certain securities acquired in the merger.

•

Non-interest expense increased $3.7 million, or 43.2%, primarily due to an increase in salary and benefits resulting from the merger and normal salary and benefit increases, an increase in net occupancy and fixed asset costs resulting from the addition of branches resulting from the merger, and an increase in other expenses due to one-time merger integration costs.

Financial condition at March 31, 2008 compared to December 31, 2007:

•	Loans, including loans held for sale, increased $372.5 million, or 32.5%, as the Company acquired $366.6 million in loans in the merger.

•

Investments increased $130.1 million, or 28.1%, as the Company acquired $121.4 million in investments in the merger, and pre-invested anticipated cash flows for the next quarter in anticipation of a declining rate environment.

•

Deposits increased $273.0 million, or 24.4%, as the Company assumed $331.5 million in deposits in the merger, partially offset by continued run-off of the brokered certificate of deposit portfolio and normal seasonal declines in transaction and time deposit account balances.

•

Total borrowings increased $248.9 million, or 54.1%, as the Company assumed $165.3 million in borrowings in the merger, increased its overnight borrowings, and continued to shift from brokered deposits to wholesale borrowings due to favorable pricing.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2008 was $17.6 million, a $4.8 million, or 37.7%, increase compared to the net interest income of $12.8 million for the first three months of 2007. We experienced an increase in interest income on investments of $2.3 million, or 39.7%, during the first three months of 2008 compared to the same period in 2007, due to increases in volumes related to the merger and a pre-investment of cash flows, and an increase in yields as a result of new investments added in 2007 to the portfolio at higher yields than maturing investments. Interest income on loans increased $3.8 million, or 17.5%, during the three-month period of 2008 compared to the same period of 2007, due to an overall increase in the average balance of loans outstanding related to the merger, partially offset by a 53 basis point decline in the yield on loans as the Prime Rate decreases have had a negative impact on income on adjustable rate loans. Total interest expense increased $1.2 million, or 8.4%, during the first three months of 2008 compared to the same period in 2007. This increase was the result of volume increases in borrowings as a result of the merger, increased overnight borrowings, and increased wholesale borrowings. The impact of the increase in borrowing volumes was partially offset by declines in rates paid on borrowings and retail deposit products due to declines in market rates, as well as seasonal volume declines in retail transaction and time deposit accounts. In addition, during the first three months of 2008, we recorded $752,000 of interest expense related to the junior subordinated debentures, which was $165,000 higher than the first three months of 2007 as the Company assumed additional debentures in the merger. Primarily reflecting the return to a positively-sloped yield curve and the impact of the merger, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first three months of 2008 was 3.31%, a 24 basis point improvement from the 3.07% reported for the same period of 2007.

The following tables, which present changes in interest income and interest expense by major asset and liability category for three months ended March 31, 2008 and 2007, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the periods ended March 31, 2008 and 2007 were $12.6 million and $10.3 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
(Dollars in thousands)	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$7,967	5.20%	$5,702	5.04%
Loans	25,398	6.71%	21,623	7.24%

Total interest-earning assets	33,365	6.28%	27,325	6.62%

Interest-bearing liabilities:
Demand deposits	—	0.00%	—	0.00%
NOW accounts	465	0.99%	89	0.35%
Savings accounts	225	0.67%	77	0.34%
Money market accounts	2,636	2.89%	3,517	4.59%
Certificates of deposit	4,859	3.96%	4,316	4.43%
Junior subordinated debentures	752	6.98%	587	6.60%
Borrowings	6,052	3.96%	4,490	4.52%
Brokered certificates of deposit	781	4.46%	1,472	3.99%

Total interest-bearing liabilities	15,770	3.03%	14,548	3.62%

Net interest income (fully-taxable equivalent)	17,595		12,777
Less: fully-taxable equivalent adjustment	(432)		(335)

	$17,163		$12,442

Net Interest Rate Spread (fully-taxable equivalent)		3.25%		3.00%
Net Interest Margin (fully-taxable equivalent)		3.31%		3.07%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Interest-earning assets:
Investments (including federal funds sold)	$612,355	$452,772
Loans	1,515,020	1,211,401

Total interest-earning assets	2,127,375	1,664,173

Cash and due from banks	37,804	30,264
Other assets	138,078	72,319
Less allowance for loan and lease losses	17,796	15,038

Total assets	$2,285,461	$1,751,718

Sources of funds:
Demand deposits	$178,507	$139,635
NOW accounts	189,181	102,193
Savings accounts	134,635	92,363
Money market accounts	366,341	310,784
Certificates of deposits	493,344	395,549
Junior subordinated debentures	43,331	36,083
Borrowings	614,532	402,876
Brokered certificates of deposit	70,384	149,577

Total sources of funds	2,090,255	1,629,060

Other liabilities	27,190	14,950
Shareholders’ equity	168,016	107,708

Total liabilities and shareholders’ equity	$2,285,461	$1,751,718

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	March 31, 2008 Over March 31, 2007
(Dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$2,004	$261	$2,265
Loans	5,480	(1,705)	3,775

Total interest income	7,484	(1,444)	6,040

Interest-bearing liabilities:
NOW accounts	77	299	376
Savings accounts	36	112	148
Money market accounts	636	(1,517)	(881)
Certificates of deposit	1,079	(536)	543
Junior subordinated debentures	119	46	165
Borrowings	2,385	(823)	1,562
Brokered certificates of deposit	(788)	97	(691)

Total interest expense	3,544	(2,322)	1,222

Net interest income (fully taxable equivalent)	$3,940	$878	$4,818

Provision for Loan and Lease Losses

Provisions are made to the ALLL in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During the first three months of 2008, we provided $500,000 of expense to the ALLL compared to $100,000 in the same period of 2007. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to more adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. We recorded net charge-offs of $1.5 million for the first three months of 2008 compared to $160,000 in 2007. In addition, non-performing assets increased from $11.0 million, or 0.96%, of total loans at December 31, 2007, to $16.1 million, or 1.06% of total loans at March 31, 2008. The increase in non-performing assets was a result of acquiring $3.0 million of non-performing assets in the merger, and is indicative of the greater stress brought on by a weakening economy on a select number of credits within the Company’s loan portfolio. We remain vigilant in the monitoring of asset quality and continue to add resources to be more proactive in managing through this down part of the economic cycle. We have also experienced an increase in outstanding loan balances due to the merger. We believe that the ALLL at March 31, 2008 of $17.0 million, or 1.12% of total loans outstanding was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. As a percentage of total loans outstanding, the ALLL was 1.24% and 1.19% at March 31, 2007 and December 31, 2007, respectively.

Non-interest Income

Total non-interest income increased $1.4 million, or 44.7%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Income from fiduciary services increased $478,000, or 39.9%, due to increases in assets under administration at Acadia Trust, N.A. related to the merger, partially offset by market value declines in the portfolio reflecting the negative performance of the stock market during the first quarter of 2008. Brokerage and insurance commission income increased $119,000, or 59.8%, primarily due to increased assets under management resulting from the merger. Service charges on deposit accounts increased $382,000, or 45.2%, primarily due to the addition of over 16,000 deposit accounts resulting from the merger. Other service charges and fees increased $212,000, or 49.6%, primarily due to the merger and increased debit card transaction fee income. As part of a restructuring of certain securities acquired during the merger, we recorded a gain on sale of securities of $180,000.

Non-interest Expense

Total non-interest expense increased $3.7 million, or 43.2%, for the three-month period ended March 31, 2008 compared to the three months ended March 31, 2007. Salary and employee benefit costs increased $2.0 million, or 43.2%, primarily due to the merger, including the retention of additional staff to facilitate the integration, and normal salary and benefit increases. Net occupancy and fixed asset costs were up $401,000, or 58.3%, and $308,000, or 56.6%, respectively, primarily due to the addition of 10 branches resulting from the merger. Other non-interest expenses increased $885,000, or 35.8%, for the first three months of 2008 compared to the first three months of 2007, primarily due to integration costs associated with the merger, increased foreclosure and collection costs related to the increase in non-performing assets, and other incremental cost increases resulting from the merger, such as courier costs, debit card program costs, postage, and donations. The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 56.85% for the quarter ended March 31, 2008, a slight increase over the 55.31% recorded in the same period of 2007.

FINANCIAL CONDITION

Assets

During the three months of 2008, average assets of $2.3 billion increased $533.7 million, or 30.5%, compared to the same period in 2007. This increase was primarily the result of the merger, as described in Note 14 to the financial statements, partially offset by continued declines in the commercial loan portfolio. In addition to the assets acquired in the merger, we increased the investment portfolio approximately $38.2 million, while the loan portfolio experienced run-off of approximately $63.0 million, for the quarter ended March 31, 2008 compared to the same period of 2007.

Total assets of $2.3 billion have increased $581.7 million, or 33.9%, since December 31, 2007, primarily resulting from the acquisition of $580.5 million of assets in the merger. In addition to the merger impact, investment balances increased $36.9 million resulting from a strategy to pre-invest a portion of expected 2008 cash flows prior to anticipated market rate declines, while the loan portfolio experienced run-off of approximately $48.7 million, primarily in the commercial portfolio.

Liabilities and Shareholders’ Equity

During the first three months of 2008, average liabilities increased $473.4 million, or 28.8%, compared to the same period in 2007. This increase was primarily the result of the merger, as described in Note 14, partially offset by net declines in deposit balances (primarily in savings accounts and certificates of deposit) and continued run-off in the brokered certificate of deposit portfolio. In addition to the liabilities assumed in the merger, we increased our use of wholesale borrowings due to favorable rates and terms, primarily in wholesale repurchase agreements of approximately $36.0 million and in overnight FHLB borrowings of approximately $35.0 million. The increase in borrowings was required due to declines in average deposits of approximately $10.0 million and brokered certificate of deposit run-off of approximately $79.0 million.

Total liabilities have increased $529.7 million, or 33.2%, since December 31, 2007, to $2.1 billion at March 31, 2008, primarily due to the merger. Total deposits increased $273.0 million primarily due to the deposits assumed in the merger, partially offset by seasonal declines of approximately $45.0 million in transaction and time deposits, and run-off of approximately $13.0 million in brokered certificates of deposit reflecting the shift to wholesale borrowings due to favorable pricing. We increased our borrowings $248.9 million which was comprised of the $165.3 million assumed in the merger, an increase of $56.2 million in borrowings with the FHLBB (primarily overnight), and a $36.7 million increase in wholesale repurchase agreements. In addition, we recorded a $1.9 million due to broker liability related to a quarter-end trade date security purchase.

Total shareholders’ equity at March 31, 2008 increased $51.9 million, or 43.2%, over the balance at December 31, 2007, as a result of the issuance of 1.2 million shares valued at $43.5 million related to the merger, current year net income of $6.2 million and a $3.4 million increase in other comprehensive income primarily due to increases in the unrealized gains on the available for sale investment portfolio, all partially offset by the $1.3 million used to repurchase common stock.

Fair Value

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In accordance with SFAS No. 157, actual market prices (Level 1 inputs) and observable market information (Level 2 inputs) are considered in determining fair value of financial instruments, even if the markets for such instruments are less liquid than they were previously, unless Level 1 and Level 2 inputs are prices that are the result of a forced liquidation or distress sale; thus, Level 3 (unobservable) inputs are only used when Level 1 and Level 2 inputs are not available. We do not have assets and liabilities measured at fair value using Level 3 inputs.

The Company used the following methods and significant assumptions to estimate fair value. There have been no material changes made to the valuation techniques used during the period.

Securities (market approach): The fair value of securities available for sale and held to maturity are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities.

Loans held for sale (market approach): The fair value of loans held for sale was based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale was executed within a reasonable period following quarter end at the stated fair value.

Impaired loans (market approach): The fair value of impaired loans is primarily based upon appraisals by third party appraisers and brokers’ opinions by third party brokers. The appraisals and opinions are based upon comparable prices for similar assets in active markets for residential real estate loans, and less active markets for commercial loans.

Mortgage Servicing Rights (income approach): The fair value of mortgage servicing rights is determined based upon discounted cash flows using market-based assumptions. The Company obtains a third party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2008 and 2007, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2008, average deposits of $1.4 billion increased $242.3 million, or 20.4%, compared to the first three months of 2007, which was primarily the result of the merger, partially offset by declines in deposit balances and continued run-off in the brokered certificate of deposit portfolio. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $93.3 million on March 31, 2008, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first three months of 2008 was $657.9 million, an increase of $218.9 million, over the first three months of 2007. The increase included the impact of the $165.3 million of borrowings assumed in the merger, $36.0 million in additional wholesale repurchase agreements transacted during the quarter, and $35.0 million in additional FHLBB borrowings, primarily in overnight funds. We secure borrowings from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $704.4 million and $375.6 million at March 31, 2008 and 2007, respectively. The carrying value of securities pledged as collateral at the FHLBB was $140.7 million and $159.2 million at March 31, 2008 and 2007, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at March 31, 2008 and 2007. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2008 and 2007.

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

Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at March 31, 2008 and 2007. Our Tier 1 to risk-weighted assets was 10.53% and 11.97% at March 31, 2008 and 2007, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at March 31, 2008 and 2007 was 6.72% and 7.88%, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2008, the full $43.3 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $1.6 million for first three months of 2008 and 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2008, we had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount Committed	Commitment Expires in: <1 year 1-3 years 4-5 years >5 years
Letters of Credit	$1,434	$1,090	$344	$—	$—
Other Commitments to Extend Credit	276,819	97,635	14,672	1,710	162,802

Total	$278,253	$98,725	$15,016	$1,710	$162,802

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business. At March 31, 2008, we had the following levels of contractual obligations for the remainder of 2008 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount of Obligations	Payments Due Per Period <1 year 1-3 years 4-5 years >5 years
Operating Leases	$4,051	$604	$1,442	$1,183	$822
Capital Leases	827	9	28	43	747
Borrowings from the FHLBB	466,905	160,320	192,192	57,803	56,590
Commercial Repurchase Agreements	126,661	—	20,000	65,000	41,661
Junior Subordinated Debentures	43,333	—	—	—	43,333
Other Borrowed Funds	68,707	68,707	—	—	—
Note Payable	208	21	47	56	84
Other Long-Term Obligations	—	—	—	—	—

Total	$710,692	$229,661	$213,709	$124,085	$143,237

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2008, we had only a cap agreement with a notional amount of $20.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Camden National Bank Board of Directors, and are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 200 basis point downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the first quarter of 2008.

Rate Change	Estimated Changes in NII
+200bp	(2.50%)
-200bp	(3.30%)

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2008 were a steeper yield curve and funding extensions with embedded caps at current lower rates. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend sharply higher during the first year as funding reprices at significantly lower rates, while assets yields are slower to decline. Beyond year one, net interest income is expected to level off as funding costs stabilize and move in tandem with asset yields. In a falling interest rate environment, net interest income is expected to remain relatively level, as funding cost would decline slower due to the funding extension done in the first quarter. Beyond the first year, as opportunities to further reduce funding costs become more difficult and accelerated loan prepayments continue to drive asset yields lower, a more downward trend in net interest income is expected. However, if the yield curve continues to steepen as rates fall, net interest income will be higher. In a sustained rising interest rate environment, net interest income is expected to initially trend slightly lower as increases in funding costs outpace rising asset yields. However, the overall rates on the CD portfolio actually decrease as rates rise due to the variance of current replacement rates vs. portfolio rate levels and once funding cost stabilize, net interest income is expected to continue increasing. If the yield curve were to flatten as rates rise, some of the benefit could be diminished. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2008, we had a notional principal amount of $20.0 million in a cap agreement. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer) concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company intends to continue to review and document the disclosure controls and procedures, including the internal controls and procedures for financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the systems evolve with the Company’s business.

There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No material litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2008, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the first quarter of 2008, we made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/08 – 1/31/08	—	$—	—	750,000
2/1/08 – 2/29/08	343	33.54	343	749,657
3/1/08 – 3/31/08	41,000	32.35	41,000	708,657

Total	41,343	$32.36	41,343	708,657

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

(3.i.1) The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)

(3.i.2) Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2003)

(3.i.3) Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)

(3.ii) The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2008)

(10.1) Union Trust Company’s Amended and Restated Deferred Compensation Agreement*

(10.2) Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

(10.3) Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

(10.4) Management Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	May 12, 2008
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Sean G. Daly	May 12, 2008
Sean G. Daly	Date
Chief Financial Officer and Principal Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(10.1)	Union Trust Company’s Amended and Restated Deferred Compensation Agreement	41

(10.2)	Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.3)	Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.4)	Management Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	50

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	51

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	52

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54