Form 10-Q
period 2008-06-30
CAMDEN NATIONAL CORP
filed 2008-08-08
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Outstanding at August 6, 2008: Common stock (no par value) 7,686,441 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2008, and for the six-month and three-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

August 8, 2008

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares)	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$36,373	$28,790
Securities available for sale, at market	554,516	423,108
Securities held to maturity (fair value $41,751 and $41,013 at June 30, 2008 and December 31, 2007, respectively)	42,132	40,726
Loans, less allowance for loan and lease losses of $17,266 and $13,653 at June 30, 2008 and December 31, 2007, respectively	1,509,692	1,131,986
Premises and equipment, net	27,068	19,650
Other real estate owned	296	400
Interest receivable	8,982	7,098
Bank-owned life insurance	35,301	21,864
Core deposit intangible	4,837	320
Goodwill	42,383	3,991
Other assets	52,015	38,855

Total assets	$2,313,595	$1,716,788

Liabilities
Deposits:
Demand	$184,409	$141,858
NOW	198,191	132,331
Money market	289,875	298,677
Savings	131,328	85,931
Certificates of deposit	605,427	459,254

Total deposits	1,409,230	1,118,051

Borrowings from Federal Home Loan Bank	453,716	271,558
Other borrowed funds	206,261	142,492
Junior subordinated debentures	43,342	36,083
Capital lease obligation	1,266	—
Note payable	202	10,000
Due to broker	5,000	—
Accrued interest and other liabilities	22,433	18,401

Total liabilities	2,141,450	1,596,585

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,686,441 and 6,513,573 shares on June 30, 2008 and December 31, 2007, respectively	2,814	2,522
Surplus	46,051	2,629
Retained earnings	123,831	114,289
Accumulated other comprehensive (loss) income
Net unrealized (losses) gains on securities available for sale, net of tax	(197)	1,516
Net unrealized losses on post-retirement plans, net of tax	(354)	(753)

Total accumulated other comprehensive (loss) income	(551)	763

Total shareholders’ equity	172,145	120,203

Total liabilities and shareholders’ equity	$2,313,595	$1,716,788

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

(In thousands, except number of shares and per share data)	Six Months Ended June 30,
	2008	2007
Interest Income
Interest and fees on loans	$49,724	$43,057
Interest on U.S. government and sponsored enterprise obligations	12,509	9,473
Interest on state and political subdivision obligations	1,352	822
Interest on federal funds sold and other investments	1,455	818

Total interest income	65,040	54,170

Interest Expense
Interest on deposits	16,501	18,652
Interest on other borrowings	12,035	9,563
Interest on junior subordinated debentures	1,443	1,181

Total interest expense	29,979	29,396

Net interest income	35,061	24,774
Provision for Loan and Lease Losses	950	100

Net interest income after provision for loan and lease losses	34,111	24,674

Non-interest Income
Service charges on deposit accounts	2,692	1,744
Other service charges and fees	1,335	878
Income from fiduciary services	3,378	2,428
Brokerage and insurance commissions	723	429
Mortgage servicing income (expense), net	(215)	58
Life insurance earnings	578	385
Gain on sale of securities	180	—
Other income	384	329

Total non-interest income	9,055	6,251

Non-interest Expenses
Salaries and employee benefits	13,051	9,285
Net occupancy	2,081	1,384
Furniture, equipment and data processing	1,834	1,111
Amortization of core deposit intangible	504	428
Other expenses	6,704	4,856

Total non-interest expenses	24,174	17,064

Income before income taxes	18,992	13,861
Income Taxes	5,691	4,136

Net Income	$13,301	$9,725

Per Share Data
Basic earnings per share	$1.73	$1.47
Diluted earnings per share	1.73	1.47
Cash dividends per share	$0.49	$0.48
Weighted average number of shares outstanding	7,694,326	6,601,741

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,
(In thousands, except number of shares and per share data)	2008	2007
Interest Income
Interest and fees on loans	$24,410	$21,558
Interest on U.S. government and sponsored enterprise obligations	6,361	4,721
Interest on state and political subdivision obligations	676	411
Interest on federal funds sold and other investments	684	491

Total interest income	32,131	27,181

Interest Expense
Interest on deposits	7,559	9,182
Interest on other borrowings	5,983	5,073
Interest on junior subordinated debentures	691	594

Total interest expense	14,233	14,849

Net interest income	17,898	12,332
Provision for Loan and Lease Losses	450	—

Net interest income after provision for loan and lease losses	17,448	12,332

Non-interest Income
Service charges on deposit accounts	1,465	899
Other service charges and fees	696	451
Income from fiduciary services	1,701	1,229
Brokerage and insurance commissions	405	230
Mortgage servicing income (expense), net	(85)	32
Life insurance earnings	285	197
Other income	185	169

Total non-interest income	4,652	3,207

Non-interest Expenses
Salaries and employee benefits	6,399	4,639
Net occupancy	992	696
Furniture, equipment and data processing	982	567
Amortization of core deposit intangible	194	214
Other expenses	3,346	2,383

Total non-interest expenses	11,913	8,499

Income before income taxes	10,187	7,040
Income Taxes	3,080	2,097

Net Income	$7,107	$4,943

Per Share Data
Basic earnings per share	$0.92	$0.75
Diluted earnings per share	0.92	0.75
Cash dividends per share	$0.25	$0.24
Weighted average number of shares outstanding	7,695,798	6,582,291

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on Post- retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	9,725	—	—	—	9,725
Change in unrealized losses on derivative instruments, net of taxes of $10	—	—	—	—	(20)	—	(20)
Change in net unrealized losses on securities available for sale, net of taxes of $1,051	—	—	—	(1,951)	—	—	(1,951)
Change in net unrealized losses on post-retirement plans, net of taxes of $10	—	—	—	—	—	(20)	(20)

Total comprehensive income	—	—	9,725	(1,951)	(20)	(20)	7,734
Equity compensation expense	—	144	—	—	—	—	144
Exercise of stock options and issuance of restricted stock (total 10,150 shares)	80	(76)	235	—	—	—	239
Purchase of common stock (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($0.48/ share)	—	—	(3,184)	—	—	—	(3,184)

Balance at June 30, 2007	$2,530	$2,481	$108,430	$(4,936)	$(218)	$(778)	$107,509

Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income	—	—	13,301	—	—	—	13,301
Change in net unrealized gains on securities available for sale, net of taxes of $922	—	—	—	(1,713)	—	—	(1,713)
Change in net unrealized losses on post-retirement plans, net of taxes of $(215)	—	—	—	—	—	399	399

Total comprehensive income	—	—	13,301	(1,713)	—	399	11,987
Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)	—	43,523	—	—	—	—	43,523
Equity compensation expense	—	118	—	—	—	—	118
Exercise of stock options and issuance of restricted stock (total 9,733 shares)	292	(146)	—	—	—	—	146
Purchase of common stock (59,362 shares)	—	(73)	(1,844)	—		—	(1,917)
Cash dividends declared ($0.25/ share)	—	—	(1,915)	—	—	—	(1,915)

Balance at June 30, 2008	$2,814	$46,051	$123,831	$(197)	$—	$(354)	$172,145

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Operating Activities
Net Income	$13,301	$9,725
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	950	100
Depreciation and amortization	962	728
Equity compensation costs	118	144
Decrease (increase) in interest receivable	212	(301)
Amortization of core deposit intangible	504	428
Gain on sale of securities	(180)	—
Decrease (increase) in other assets	743	(442)
Decrease in other liabilities	(2,744)	(3)

Net cash provided by operating activities	13,866	10,379

Investing Activities
Acquisition of Union Bankshares Company	(29,299)	—
Proceeds from maturities of securities held to maturity	55	439
Proceeds from sales and maturities of securities available for sale	122,845	41,125
Purchase of securities held to maturity	(39)	—
Purchase of securities available for sale	(135,924)	(58,948)
Change in Federal Home Loan Bank stock	—	(1,877)
Purchase of bank-owned life insurance	(3,000)	—
Premium received on deposit sale	1,400	—
Net (increase) decrease in loans	(15,336)	26,921
Change in federal funds sold	—	(300)
Net decrease in other real estate owned	224	125
Purchase of premises and equipment	(756)	(2,934)

Net cash (used in) provided by investing activities	(59,830)	4,551

Financing Activities
Net decrease in deposits	(24,734)	(52,823)
Proceeds from Federal Home Loan Bank borrowings	188,727	50,000
Repayments on Federal Home Loan Bank borrowings	(179,782)	(54,218)
Net change in short-term Federal Home Loan Bank borrowings	35,410	40,405
Net increase in other borrowed funds	44,184	31,752
Decrease in note payable	(10,006)	—
Increase (decrease) in due to broker	5,000	(24,354)
Purchase of common stock	(1,917)	(4,476)
Exercise of stock options and stock issuance under option plans	146	239
Cash dividends paid	(3,481)	(3,184)

Net cash provided by (used in) financing activities	53,547	(16,659)

Net increase (decrease) in cash and cash equivalents	7,583	(1,729)
Cash and cash equivalents at beginning of year	28,790	33,358

Cash and cash equivalents at end of period	$36,373	$31,629

Supplemental disclosures of cash flow information:
Interest paid	$29,411	$30,683
Income taxes paid	5,049	3,562
Non-cash transactions:
Common stock issued in acquisition	43,523	—

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2008 and December 31, 2007, the consolidated statements of income for the six and three months ended June 30, 2008 and 2007, the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the six- and three-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2007 Annual Report on Form 10-K.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,
(Dollars in thousands, except number of shares and per share data)	2008	2007
Net income, as reported	$13,301	$9,725

Weighted average shares outstanding	7,694,326	6,601,741
Effect of dilutive potential common stock	4,646	4,908

Adjusted weighted average shares and assumed conversion	7,698,972	6,606,649

Basic earnings per share	$1.73	$1.47
Diluted earnings per share	$1.73	$1.47

	Three Months Ended June 30,
	2008	2007
Net income, as reported	$7,107	$4,943

Weighted average shares outstanding	7,695,798	6,582,291
Effect of dilutive potential common stock	4,469	58

Adjusted weighted average shares and assumed conversion	7,700,267	6,582,349

Basic earnings per share	$0.92	$0.75
Diluted earnings per share	$0.92	$0.75

At June 30, 2008, the Company had 98,450 shares of potential common stock, in the form of stock options, which were anti-dilutive as the exercise price was greater than the market price of the common stock. At June 30, 2007, the Company had 32,750 shares of potential common stock that were anti-dilutive, all of which were stock options. At June 30, 2008, the Company had 58,200 non-vested stock option grants, none of which were in-the-money options. At June 30, 2007, the Company had 81,850 non-vested stock option grants, of which 49,100 were in-the-money options.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Through the acquisition of Union Trust, the Company acquired a cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at June 30, 2008 was $18,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge, thus, changes in fair value are recorded in the Statement of Income.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2008 and December 31, 2007, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

Management evaluates investments for other-than-temporary impairment based on the type of investment and the period of time the investment has been in an unrealized loss position. At June 30, 2008, the Company had a greater than 12 months unrealized loss of $833,000, the majority of which was comprised of mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and collateralized mortgage obligations. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future, therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at June 30, 2008 and December 31, 2007, and the length of time they have been in a continuous loss position, are as follows:

	June 30, 2008
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$42,071	$(800)	$—	$—	$42,071	$(800)
Mortgage-backed securities	139,536	(1,086)	6,435	(162)	145,971	(1,248)
Other debt securities	54,707	(1,069)	15,679	(671)	70,386	(1,740)
Equity securities	1,558	(442)	—	—	1,558	(442)

Total	$237,872	$(3,397)	$22,114	$(833)	$259,986	$(4,230)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$11,993	$(5)	$11,993	$(5)
Obligations of states and political subdivisions	6,421	(25)	1,585	(6)	8,006	(31)
Mortgage-backed securities	111	(1)	87,202	(838)	87,313	(839)
Other debt securities	13,180	(59)	12,575	(175)	25,755	(234)
Equity securities	1,820	(180)	—	—	1,820	(180)

Total	$21,532	$(265)	$113,355	$(1,024)	$134,887	$(1,289)

At June 30, 2008, the Company held auction rate securities totaling $20.0 million, or 3.2%, of the investment portfolio ($10.0 million in Auction Pass-Through Certificates, Series 2007-8 Class A Certificates relating to FHLMC 6.02% Non-Cumulative Perpetual Preferred Stock, Series X, $5.0 million Auction Pass-Through Certificates Series 2007-1 Class A Certificates relating to FHLMC 5.1% Non-Cumulative Preferred Stock, 5.57% Non-Cumulative Perpetual Preferred Stock and 5.9% Non-Cumulative Perpetual Preferred Stock and $5.0 million in Duff & Phelps (DNP) Select Income Fund Auction Preferred Stock) which have recently failed at auction. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

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

	June 30, 2008
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$5,020	$9,424	$14,444
Accumulated amortization	251	9,356	9,607

Core deposit intangible, net	$4,769	$68	$4,837

	December 31, 2007
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$—	$9,424	$9,424
Accumulated amortization	—	9,104	9,104

Core deposit intangible, net	$—	$320	$320

Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2008 amounted to $504,000 and $194,000, respectively. Amortization expense related to the core deposit intangible for the six- and three-month periods ended June 30, 2007 amounted to $428,000 and $214,000, respectively. The expected amortization expense for each year for the next five years is estimated to be $822,000 in 2008 and $502,000 for years 2009 through 2012.

NOTE 6 – GOODWILL

At June 30, 2008 and December 31, 2007, the value of the Company’s goodwill, including the related impairment loss, is as follows:

	June 30, 2008
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$35,323	$7,750	$43,073
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$35,323	$7,060	$42,383

	December 31, 2007
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$473	$4,208	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$473	$3,518	$3,991

During the first quarter of 2008, the Company acquired $38.4 million of goodwill related to the acquisition of Union Trust, which was allocated between the Banking and Financial Services reporting units, with allocations of $34.9 million and $3.5 million, respectively. At June 30, 2008, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed its annual review of the Financial Services goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2007, the Board of Directors of the Company approved the 2007 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through June 30, 2008, the Company has repurchased 59,362 shares at an average price of $32.29 per share under the 2007 Program, of which 18,019 were purchased during the second quarter of 2008 at an average price of $32.15.

In June 2008, the Board of Directors of the Company extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2009, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company granted 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company granted 6,873 shares of restricted stock, all of which vest over a three-year period. In April 2008, the Company granted 4,205 shares of restricted stock which vest on June 30, 2009. As of June 30, 2008, 2,044 of the restricted stock awards have been forfeited. The Company recorded approximately $62,700 of compensation expense and $22,000 of related tax benefit for the first six months of 2008, of which $46,500 of compensation expense and $16,300 of related tax benefit was recorded in the second quarter. The Company recorded approximately $46,700 of compensation expense and $16,300 of related tax benefit for the first six months of 2007, of which $31,200 of compensation expense and $10,900 of related tax benefit was recorded in the second quarter.

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2008, and changes during the six-month period ended on that date, is presented below.

	June 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,776	$43.28
Granted during the period	4,205	33.30
Vested during the period	3,193	42.04
Forfeited during the period	702	44.15

Nonvested at end of period	8,086	$38.51

At the closing price on June 30, 2008 of $23.28, the total fair value of restricted stock awards vested during the period was $74,300.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, unless the participant reaches age 60 with at least 10 years of service, at which time there is immediate vesting of existing and new purchases under the MSPP. During the first quarter of 2008, under the MSPP, the Company granted 3,398 shares of restricted stock at a discounted price of $21.05, none of which have been forfeited. During the first quarter of 2007, under the MSPP, the Company granted 934 shares of restricted stock at a discounted price of $29.67, of which 96 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $12,800 of compensation expense and $4,500 of related tax benefit for the first six months of 2008, of which $4,600 of compensation expense and $1,600 of related tax benefit was recorded in the second quarter. The Company recorded approximately $12,700 of compensation expense and $4,400 of related tax benefit for the first six months of 2007, of which $6,200 of compensation expense and $2,200 of related tax benefit was recorded in the second quarter.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of June 30, 2008, and changes during the six-month period ended on that date, is presented below.

	June 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	5,047	$12.18
Granted during the period	3,398	10.40
Vested during the period	4,345	11.70
Forfeited during the period	6	14.84

Nonvested at end of period	4,094	$11.21

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company and to thus allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards for the three year performance period January 1, 2006—December 31, 2008 are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. Awards for the three year performance periods January 1, 2007—December 31, 2009 and January 1, 2008—December 31, 2010 are based upon the attainment of certain thresholds of revenue growth and the efficiency ratio over the three-year periods. The current aggregate amount of awards based on actual and projected results for the three-year performance period January 1, 2007—December 31, 2009 is $334,000 and, as of June 30, 2008, $167,000 has been recorded as compensation expense. The current aggregate amount of awards, based on actual and projected results for the three-year performance periods January 1, 2006—December 31, 2008 and January 1, 2008—December 31, 2010, is not considered material and no related expense has been recognized.

Defined Contribution Retirement Plan

Approved during the first quarter of 2008, the Defined Contribution Retirement Plan (“DCRP”), which is a component of the current plan, is an unfunded deferred compensation plan for the benefit of a group of senior management employees of the Company. Participation in the DCRP by an employee must be approved by the Company’s Compensation Committee. Annually, on March 15th or the closest business day, the Compensation Committee will credit to an account administered by the Company 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards based on the fair market value of the common stock of the Company on the date of grant. Deferred Stock Awards are the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2008, the Company granted 1,469 deferred stock awards under the DCRP, none of which have vested.

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

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $42,300 of compensation expense during the first six months of 2008, of which $32,700 was in the second quarter. The Company recorded approximately $84,200 of compensation expense during the first six months of 2007, of which $42,300 was in the second quarter.

A summary of the status of the Company’s stock option plans as of June 30, 2008, and changes during the six-month period ended on that date is presented below.

	June 30, 2008
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	112,897	$36.75
Granted during the period	750	31.57
Exercised during the period	2,175	20.14
Forfeited during the period	6,250	37.22

Outstanding at end of period	105,222	$37.03	7.3	$17

Exercisable at end of period	47,022	$34.48	6.5	$17

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2008 was $6.73. The total intrinsic value of options exercised during the six-month period ended June 30, 2008 was $27,750.

A summary of the status of the Company’s nonvested stock options as of June 30, 2008, and changes during the six-month period ended on that date, is presented below.

	June 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	81,700	$9.26
Granted during the period	750	6.73
Vested during the period	20,200	8.95
Forfeited during the period	4,050	8.85

Nonvested at end of period	58,200	$9.40

At the closing price on June 30, 2008 of $23.28, the total fair value of stock options vested during the period was $470,250.

The following table summarizes information related to options at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	2,272	0.5	$16.29	2,272	$16.29
$20.00 - $29.99	4,500	4.6	23.08	4,500	23.08
$30.00 - $39.99	68,950	7.1	35.43	34,350	35.46
$40.00 - $49.99	29,500	8.6	44.51	5,900	44.51

	105,222	7.3	$37.03	47,022	$34.48

As of June 30, 2008, there was $559,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2008 and 2007 and December 31, 2007 was $848,000, $224,000, and $142,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $1.1 million, $791,000 and $775,000, respectively, at June 30, 2008 and 2007 and December 31, 2007. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US

Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Balance of loans serviced for others	$199,768	$102,781

Mortgage Servicing Rights:
Balance at beginning of year	$142	$324
Acquired from Union Trust	1,199	—
Amortization charged against mortgage servicing income	(459)	(101)
Change in valuation allowance	(34)	1

Balance at end of period	$848	$224

Valuation allowance:
Balance at beginning of year	$(1)	$(2)
(Increase) reduction of impairment reserve	(34)	1

Balance at end of period	$(35)	$(1)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Service cost	$32	$28
Interest cost	68	36
Amortization of prior service cost	—	(10)
Recognized net actuarial loss	—	2

Net periodic benefit cost	$100	$56

	Three Months Ended June 30,
	2008	2007
Service cost	$16	$14
Interest cost	34	18
Amortization of prior service cost	—	(5)
Recognized net actuarial loss	—	1

Net periodic benefit cost	$50	$28

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	June 30,
(Dollars in thousands)	2008	2007
Net actuarial loss	$95	$88
Net deferred tax benefit	(33)	(30)

Total accumulated other comprehensive loss	$62	$58

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.00%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.00%

For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the third quarter of 2008 are $10,500 and the expected benefit payments for all of 2008 are $42,000. The expected contribution for 2008 is $198,000.

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

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Service cost	$192	$154
Interest cost	130	130
Amortization of prior service cost	10	10
Recognized net actuarial loss	—	26

Net periodic benefit cost	$332	$320

	Three Months Ended June 30,
	2008	2007
Service cost	$146	$77
Interest cost	65	65
Amortization of prior service cost	5	5
Recognized net actuarial loss	—	13

Net periodic benefit cost	$216	$160

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	June 30,
(Dollars in thousands)	2008	2007
Net actuarial loss	$304	$944
Prior service cost	146	163
Net deferred tax benefit	(158)	(387)

Total accumulated other comprehensive loss	$292	$720

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	5.90%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	5.90%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2008 is $18,500 of prior service cost. For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the third quarter of 2008 are $52,750 and the expected benefit payments for all of 2008 are $211,000. The expected contribution for 2008 is $663,000.

The Company, through its acquisition of Union Trust, maintains a nonqualified deferred compensation plan for the benefit of certain key employees of the former Union Trust. Life insurance policies were acquired to generate income to offset the cost of the plan, and the amount of annual benefit is indexed to the financial performance of each insurance policy owned by the Company.

Pension Plan

The Company, through its acquisition of Union Trust, has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust, which was frozen on May 15, 2005. The Company is currently in the process of liquidating this plan. The Company’s expected benefit payments for the third quarter of 2008 are $77,500 and the expected benefit payments for all of 2008 are $310,000. The Company has a $2.7 million liability related to this plan classified in other liabilities, and is not expected to make any contribution for 2008.

NOTE 11 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$13,653	$14,933	$16,979	$14,873
Acquired from Union Trust	4,369	—	—	—
Provision for loan and lease losses	950	100	450	—
Charge-offs:
Recoveries	365	474	316	154
Loans charged off	(2,071)	(1,580)	(479)	(1,100)

Net charge-offs	(1,706)	(1,106)	(163)	(946)

Ending balance	$17,266	$13,927	$17,266	$13,927

ALLL to total loans	1.13%	1.17%
Non-performing loans to total loans	0.90%	0.56%
Net charge-offs to total loans	0.11%	0.09%

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures.

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

NOTE 13 – FAIR VALUE

Fair Value Measurement

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date, Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data, and Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2008, Using
(Dollars in thousands)	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$554,516	$6,811	$547,705	$—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements at June 30, 2008, Using
(Dollars in thousands)	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$13,586	$—	$13,586	$—
Mortgage servicing rights	1,055	—	1,055	—

NOTE 14 – ACQUISITIONS

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, for $72.6 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the fair values of the assets acquired and liabilities assumed were calculated in accordance with SFAS No. 157, Fair Value Measurements. The agreement provided for the acquisition of Union Bankshares Company with and into the Company, with the Company being the surviving corporation. Promptly thereafter, Union Trust Company merged with and into Camden National Bank with Camden National Bank being the surviving institution. The acquisition brings together two Maine-based community banking institutions, each with a 100-plus year history, and provides a natural extension of the Company’s geographic reach to Hancock County and the Downeast Maine area, while adding 16,000 households and businesses to which Camden National Bank can market its expanded products and services. The trust department of Union Trust became part of the Company’s trust and investment subsidiary, Acadia Trust, N.A. The operating results of Union Trust have been included with those of the Company since the acquisition date.

Under the terms of the agreement, the Company issued 1,222,497 shares of the Company’s common stock valued at $43.5 million, and paid $29.0 million in cash in exchange for all outstanding Union Trust shares. The value of the common stock issued was determined based on the trailing average for the 10-day period before the terms of the acquisition were agreed to and announced, excluding the high and low prices for that period.

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

(Dollars in thousands)	Fair Value	SFAS No. 157 Fair Value Hierarchy
Cash and cash equivalents	$17,028	Level 1
FRB and FHLB stock	8,025	Level 2
Securities	121,408	Level 1
Loans, net	362,235	Level 2
Fixed assets	9,162	(a)
Bank-owned life insurance	9,478	Level 2
Prepaid expenses and other assets	9,074	(a)
Identified intangible assets	5,773	(a)
Goodwill	38,350	(a)

Total assets acquired	$580,533

Deposits	$(331,545)	Level 2
Borrowings	(158,080)	Level 2
Long-term debt	(7,224)	Level 2
Accrued expense and other liabilities	(9,947)	(a)

Total liabilities assumed	$(506,796)

Total acquisition cost	$73,737

The $5.8 million of acquired intangible assets, which is subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of Trust relationship intangible, which also has a weighted-average life of approximately 10 years.

The goodwill recognized in the acquisition of approximately $38.4 million was allocated between the Banking and Financial Services reporting units, with allocations of $34.9 million and $3.5 million, respectively. The goodwill is not expected to be deductible for tax purposes.

As part of the acquisition, the Company transferred the lease and other fixed assets of a branch facility, and sold the related deposits, to another financial institution. As part of the sale of deposits, the Company received a deposit premium of $1.4 million, which was recorded in goodwill.

The unaudited pro forma financial information includes only the comparable prior periods as the acquisition was near the beginning of the current period, and thus is reflected in the actual results for the six and three months ended June 30, 2008. The pro forma information assumes that the Union Trust acquisition was consummated on January 1, 2007, and is based on information available and certain assumptions that the Company believes are reasonable. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. The pro forma information is as follows:

(in thousands, except per share data)	Six Months Ended June 30, 2007	Three Months Ended June 30, 2007
Interest income	$70,775	$35,555
Interest expense	37,110	18,832

Net interest income	33,665	16,723
Provision for loan and lease losses	130	15

Net interest income after provision	33,535	16,708
Non-interest income	9,222	4,721
Non-interest expense	25,368	12,690

Income before income taxes	17,389	8,739
Income taxes	5,109	2,557

Net income	$12,280	$6,182

Basic earnings per share	$1.57	$0.79
Diluted earnings per share	$1.57	$0.79

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences include, but are not limited to, the following:

•

general, national, regional or local economic conditions could be less favorable than anticipated, including fears of recession and continued sub-prime and credit issues, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increases in energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity and financial markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	continuation of increases in short-term market interest rates without a corresponding increase in longer-term market interest rates, adversely affecting net interest income;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting net interest income and the value of mortgage servicing rights;

•	changes in accounting rules, Federal and State laws, regulations and policies governing financial holding companies and their subsidiaries;

•	changes in industry-specific and information system technology creating operational issues or requiring significant capital investment;

•	changes in the size and nature of the Company’s competition, including industry consolidation and financial services provided by non-bank entities affecting customer base and profitability;

•

risks related to the acquisition of Union Bankshares Company with and into the Company, including but not limited to staffing issues, adverse customer service issues, and failing to meet the financial objectives of the acquisition;

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition are based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of such financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those noted below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from the amount derived from our existing estimates.

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

Other Real Estate Owned (OREO). Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the time of acquisition, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALLL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by showing a charge against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion must substantiate “market value” for the property.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2008:

Net income increased $3.6 million, or 36.8%, for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007. Net income per diluted share increased 17.7% to $1.73, compared to $1.47 per diluted share earned during the first six months of 2007. The following were major factors contributing to the results of the first six months of 2008 compared to the same period of 2007:

•

The Company completed its acquisition of Union Bankshares Company (“Union”) on January 3, 2008, thus the results of Union Bankshares and its wholly-owned subsidiary, Union Trust Company, have been included in the results of the Company since that date. The 36.8% increase in net income is primarily a result of the acquisition. As partial consideration for the acquisition, the Company issued 1.2 million shares of common stock, thus impacting the earnings per share calculation, which increased 17.7% for the first six months of 2008 compared to the same period in 2007.

•	Net interest income increased $10.3 million, or 41.5%, which was a net result of:

•

an increase in interest income of $10.9 million, or 20.1%, which was primarily due to increased earning asset balances resulting from the Union acquisition and earnings on investments as new securities were added at higher yields than maturities, and

•

an increase in interest expense of $583,000, or 2.0%, primarily due to the net impact of increased average borrowings resulting from the Union acquisition, mostly offset by a decrease in the overall cost of funds.

•

Provision for loan and lease losses increased $850,000 primarily due to the deterioration of a select number of credits and greater stress in the Company’s loan portfolio brought on by a weakening economy.

•

Non-interest income increased $2.8 million, or 44.9%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A. and in brokerage and insurance commissions at Acadia Financial Consultants driven by the increases in assets under management resulting from the Union acquisition, and an increase in service charges on deposit accounts and other service charges due the addition of several thousand new accounts related to the Union acquisition.

•

Non-interest expense increased $7.1 million, or 41.7%, primarily due to an increase in salary and benefits resulting from the Union acquisition and normal salary and benefit increases, an increase in net occupancy and fixed asset costs resulting from the addition of branches resulting from the Union acquisition, and an increase in other expenses due to one-time merger integration costs.

For the three months ended June 30, 2008:

Impacted by the Union acquisition, net income increased $2.2 million, or 43.8%, for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007, and earnings per diluted share increased 22.7% to $0.92 compared to $0.75 per diluted share earned during the second quarter of 2007. The following were major factors contributing to the results of the second quarter of 2008 compared to the same period of 2007:

•	Net interest income increased $5.6 million, or 45.1%, which was a result of:

•	an increase in interest income of $5.0 million, or 18.2%, which was primarily due to increased earning asset balances resulting from the Union acquisition, and

•

a decrease in interest expense of $616,000, or 4.1%, primarily due to the net impact of a decrease in the rates paid on deposits, partially offset by increased average borrowings resulting from the Union acquisition.

•

Provision for loan and lease losses increased $450,000 primarily due to the deterioration of a select number of credits and greater stress in the Company’s loan portfolio brought on by a weakening economy.

•

Non-interest income increased $1.4 million, or 45.1%, primarily due to an increase in income from fiduciary services at Acadia Trust, N.A. and in brokerage and insurance commissions at Acadia Financial Consultants driven by the increases in assets under management resulting from the Union acquisition, and an increase in service charges on deposit accounts and other service charges due the addition of several thousand new accounts related to the Union acquisition.

•

Non-interest expense increased $3.4 million, or 40.2%, primarily due to an increase in salary and benefits resulting from the Union acquisition and normal salary and benefit increases, and an increase in net occupancy and fixed asset costs resulting from the addition of branches resulting from the Union acquisition.

Financial condition at June 30, 2008 compared to December 31, 2007:

•	Loans increased $381.3 million, or 33.3%, as the Company acquired $366.6 million in loans in the Union acquisition and had net growth in the loan portfolio.

•

Investments increased $132.8 million, or 28.6%, as the Company acquired $121.4 million in investments in the Union acquisition, and pre-invested anticipated cash flows early in 2008 in anticipation of a declining rate environment.

•	Deposits increased $291.2 million, or 26.0%, as the Company assumed $331.5 million in deposits in the Union acquisition, partially offset by a reduction in the use of brokered certificates of deposit.

•

Total borrowings increased $249.7 million, or 54.3%, as the Company assumed $165.3 million in borrowings in the Union acquisition, increased its overnight borrowings, and continued to shift from brokered deposits to wholesale borrowings due to favorable pricing.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the six months ended June 30, 2008 was $35.9 million, a $10.5 million, or 41.1%, increase compared to the net interest income of $25.5 million for the first six months of 2007. We experienced an increase in interest income on investments of $4.5 million, or 38.4%, during the first six months of 2008 compared to the same period in 2007, due to increases in volumes related to the Union acquisition and a pre-investment of cash flows, and an increase in yields as a result of new investments added to the portfolio toward the end of 2007 at higher yields than maturing investments. Interest income on loans increased $6.6 million, or 15.2%, during the six-month period of 2008 compared to the same period of 2007, due to an overall increase in the average balance of loans outstanding related to the Union acquisition, partially offset by a 65 basis point decline in the yield on loans as the Prime Rate decreases have had a negative impact on income on adjustable rate loans. Total interest expense increased $560,000, or 1.9%, during the first six months of 2008 compared to the same period in 2007. This increase was the result of volume increases in borrowings as a result of the Union acquisition, increased overnight borrowings, and increased wholesale borrowings. The impact of the increase in borrowing volumes was partially offset by declines in rates paid on borrowings and retail deposit products due to declines in market rates. In addition, during the first six months of 2008, we recorded $1.4 million of interest expense related to the junior subordinated debentures, which was $262,000 higher than the first six months of 2007 as the Company assumed additional debentures in the Union acquisition. Primarily reflecting the return to a positively-sloped yield curve and the impact of the Union acquisition, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first six months of 2008 was 3.37%, a 31 basis point improvement from the 3.06% reported for the same period of 2007.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2008 was $18.3 million, a 44.5%, or $5.6 million, increase compared to $12.7 million in net interest income for the same period in 2007. The increase was primarily due to the impact of the Union acquisition and a decrease in the cost of funds due to recent declines in short-term rates.

The following tables, which present changes in interest income and interest expense by major asset and liability category for six months ended June 30, 2008 and 2007, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the six month periods ended June 30, 2008 and 2007 were $12.9 million and $9.1 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
(Dollars in thousands)	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$16,053	5.20%	$11,598	5.03%
Loans	49,897	6.61%	43,325	7.26%

Total interest-earning assets	65,950	6.20%	54,923	6.63%

Interest-bearing liabilities:
Demand deposits	—	0.00%	—	0.00%
NOW accounts	863	0.94%	186	0.36%
Savings accounts	420	0.64%	153	0.34%
Money market accounts	4,273	2.48%	6,966	4.57%
Certificates of deposit	9,478	3.81%	8,647	4.45%
Junior subordinated debentures	1,443	6.70%	1,181	6.60%
Borrowings	12,035	3.75%	9,562	4.57%
Brokered certificates of deposit	1,506	4.51%	2,763	4.11%

Total interest-bearing liabilities	30,018	2.88%	29,458	3.65%

Net interest income (fully-taxable equivalent)	35,932		25,465
Less: fully-taxable equivalent adjustment	(871)		(691)

	$35,061		$24,774

Net Interest Rate Spread (fully-taxable equivalent)		3.32%		2.98%
Net Interest Margin (fully-taxable equivalent)		3.37%		3.06%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Interest-earning assets:
Investments (including federal funds sold)	$616,894	$461,011
Loans	1,517,522	1,203,897

Total interest-earning assets	2,134,416	1,664,908

Cash and due from banks	36,079	28,814
Other assets	139,643	72,651
Less allowance for loan and lease losses	17,450	14,842

Total assets	$2,292,688	$1,751,531

Sources of funds:
Demand deposits	$176,916	$141,785
NOW accounts	185,235	103,035
Savings accounts	132,862	90,299
Money market accounts	346,954	307,174
Certificates of deposits	500,163	392,184
Junior subordinated debentures	43,331	36,083
Borrowings	644,728	421,652
Brokered certificates of deposit	67,142	135,671

Total sources of funds	2,097,331	1,627,883

Other liabilities	25,699	14,495
Shareholders' equity	169,658	109,153

Total liabilities and shareholders’ equity	$2,292,688	$1,751,531

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	June 30, 2008 Over June 30, 2007
(Dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$3,910	$545	$4,455
Loans	11,353	(4,781)	6,572

Total interest income	15,263	(4,236)	11,027

Interest-bearing liabilities:
NOW accounts	149	528	677
Savings accounts	73	194	267
Money market accounts	907	(3,600)	(2,693)
Certificates of deposit	2,394	(1,563)	831
Junior subordinated debentures	239	23	262
Borrowings	5,086	(2,613)	2,473
Brokered certificates of deposit	(1,403)	146	(1,257)

Total interest expense	7,445	(6,885)	560

Net interest income (fully taxable equivalent)	$7,818	$2,649	$10,467

Provision for Loan and Lease Losses

Provisions are made in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During the first six months of 2008, we provided $950,000 of expense to the ALLL compared to $100,000 in the same period of 2007. See Note 11 in the Notes to the Consolidated Financial Statements for an ALLL roll forward. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to adequately identify the risks being undertaken, as well as migration within the overall loan portfolio.

Despite being proactive on all matters relating to risk management, we have not been immune from the adverse effects of weakening national and local economies on a select number of credits within the Company’s loan portfolio. This is evidenced by our non-performing loans to total loans ratio, which at 0.90% at June 30, 2008 is up from 0.56% at June 30, 2007. In addition, non-performing assets increased from $11.0 million, or 0.96%, of total loans at December 31, 2007, to $14.0 million, or 0.92% of total loans at June 30, 2008. Net charge-offs to total average loans through June 30, 2008 was 0.11% compared to 0.09% for the same period a year ago. Actual net charge-offs were $1.7 million for the first six months of 2008 compared to $1.1 million in 2007. The allowance for loan and lease losses to total loans has decreased slightly to 1.13% versus a year ago of 1.17%, and is 125.6% of non-performing loans at June 30, 2008. These indicators are below historic levels reflecting the impact of the previously mentioned economic effects and the acquisition of the Union loan portfolio. Certain ratios and other indicators improved for the quarter ended June 30, 2008, compared to March 31, 2008, as detailed in the following table.

	At or for the Quarter Ended
(dollars in thousands)	June 30, 2008	March 31, 2008
Non-performing assets to total loans	0.92%	1.06%
Non-performing assets to total assets	0.61%	0.70%
Non-performing loans to total loans	0.90%	1.02%
ALLL to non-performing assets	122.98%	105.43%
ALLL to non-performing loans	125.62%	109.18%
Criticized assets to total loans	2.74%	3.23%
Classified assets to total loans	3.18%	3.22%
Past dues loans to total loans
(30+ days past due and still accruing)	0.20%	0.41%
Non-accrual loans to ALLL	78.69%	85.78%

Loans 90+ days past due and still accruing	$158	$987
Non-accrual loans	13,586	14,565
Other real estate owned (OREO)	$296	$554

We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle. While we feel that our loan portfolio has been performing well overall, as indicated by the current overall delinquency level of 0.20% at June 30, 2008. However, we believe the economy is still in the early stages of a credit cycle correction and could be negatively affected by national, regional and local economic impacts. We continue to have concerns regarding various industries, and do not yet know how the economy will bear out. An additional future risk factor is a potential change in federal and state regulations which may impact a bank’s ability to take appropriate action to protect its financial interests in certain loan situations.

We believe that the actions taken in the first half of the year to increase our provision have been prudent given the risks and uncertainties in the economy at this time. At June 30, 2008, the ALLL of $17.3 million, or 1.13% of total loans outstanding, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed and we may experience an increase in our OREO balance. As a percentage of total loans outstanding, the ALLL was 1.17% and 1.19% at June 30, 2007 and December 31, 2007, respectively.

Non-interest Income

Total non-interest income increased $2.8 million, or 44.9%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Income from fiduciary services increased $950,000, or 39.1%, due to increases in assets under administration at Acadia Trust, N.A. related to the Union acquisition, partially offset by market value declines in the portfolio reflecting the negative performance of the stock market during the first half of 2008. Brokerage and insurance commission income increased $294,000, or 68.5%, primarily due to increased assets under management resulting from the Union acquisition. Service charges on deposit accounts increased $948,000, or 54.4%, primarily due to the addition of over 16,000 deposit accounts resulting from the Union acquisition and increases in fees collected on insufficient funds. Other service charges and fees increased $457,000, or 52.1%, primarily due to the Union acquisition and increased debit card transaction fee income. As part of a restructuring of certain securities acquired during the Union acquisition, we recorded a gain on sale of securities of $180,000.

Total non-interest income increased $1.4 million, or 45.1%, during the second quarter of 2008 compared to the second quarter of 2007 as income from fiduciary services increased $472,000, or 38.4%, due to acquisition-related increases in assets under administration at Acadia Trust, N.A., and brokerage and insurance commission income increased $175,000, or 76.1%, due to increased sales activity at Acadia Financial Consultants also due to the Union acquisition. Service charges on deposit accounts and other service charges and fees increased $566,000 and $245,000, respectively, primarily due to the addition of over 16,000 deposit accounts resulting from the Union acquisition, increases in fees collected on insufficient funds and increased debit card transaction fee income.

Non-interest Expense

Total non-interest expense increased $7.1 million, or 41.7%, for the six-month period ended June 30, 2008 compared to the six months ended June 30, 2007. Salary and employee benefit costs increased $3.8 million, or 40.6%, primarily due to the Union acquisition, including the retention of additional staff to facilitate the integration, and normal salary and benefit increases. Net occupancy and fixed asset costs were up $697,000, or 50.4%, and $723,000, or 65.1%, respectively, primarily due to the addition of 10 branches resulting from the Union acquisition. Other non-interest expenses increased $1.8 million, or 38.1%, for the first six months of 2008 compared to the first six months of 2007, primarily due to integration costs associated with the Union acquisition, increased foreclosure and collection costs related to the increase in non-performing assets, and other incremental cost increases resulting from the Union acquisition, such as courier costs, debit card program costs, postage, and donations. The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 54.80% for the six months ended June 30, 2008, a slight decrease from the 55.00% recorded in the same period of 2007.

Total non-interest expense increased $3.4 million, or 40.2%, for the quarter ended June 30, 2008 compared to the same period of 2007, as salary and employee benefit costs increased $1.8 million, or 38.0% due to the Union acquisition, normal salary increases and higher incentive costs. Net occupancy and furniture and equipment costs combined increased $711,000, primarily due to the addition of 10 branches resulting from the Union acquisition. Other non-interest expenses increased $963,000, or 40.4%, for the second quarter of 2008 compared to the second quarter of 2007, primarily due to increased foreclosure and collection costs related to the increase in non-performing assets, and other incremental cost increases resulting from the Union acquisition, such as courier costs, debit card program costs, and postage.

Second Quarter 2008 Compared to First Quarter 2008

In comparing the second and first quarters of 2008, which represent the first two quarters following the Union acquisition, the Company highlighted the following results:

•	Earnings per diluted share of $0.92 were $0.12, or 15.0%, higher than the $0.80 reported in the first quarter.

•	Net income of $7.1 million was $913,000, or 14.8% greater than the $6.2 million reported in the first quarter.

•

Net interest income for the second quarter increased $735,000, or 4.3%, over the first quarter primarily due to a reduction in the cost of funds resulting from the continued declines in short-term rates.

•

Non-interest income for the second quarter increased $249,000, or 5.7%, over the first quarter due to increased service charges on deposit accounts primarily related to an increase in insufficient funds fees collected, and brokerage and insurance commission income at Acadia Financial Consultants primarily related to increased annuity sales.

•

Non-interest expenses decreased $348,000 reflecting non-recurring integration-related costs recorded in the first quarter, and the run-off of core deposit intangible amortization related to the 1998 branch acquisition.

•	Due to the results noted above, the efficiency ratio improved to 52.83% for the second quarter compared to 56.85% for the first quarter.

•	Total assets increased $15.1 million from March 31 to June 30, which included an $8.8 million increase in the loan portfolio and a $2.7 million increase in the investment portfolio.

•	Total deposits increased $18.2 million during the second quarter to end at $1.4 billion.

•

Asset quality data improved quarter-on-quarter, as measured by a decrease in non-performing assets of $2.1 million, or 12.8%, a decrease in quarterly net charge-offs which were $1.5 million in the first quarter compared to $163,000 in the second quarter, and a decrease in non-performing loans to total loans which improved to 0.90% from 1.02%. The Company reduced the provision to $450,000 for the second quarter compared to $500,000 in the first quarter.

FINANCIAL CONDITION

Assets

During the six months of 2008, average assets of $2.3 billion increased $541.2 million, or 30.9%, compared to the same period in 2007. This increase was primarily the result of the Union acquisition, as described in Note 14 to the financial statements, partially offset by continued declines in the commercial loan portfolio. In addition to the assets acquired in the Union acquisition, we increased the average investment portfolio approximately $34.5 million, while the average loan portfolio experienced run-off of approximately $53.0 million, for the six months ended June 30, 2008 compared to the same period of 2007.

Total assets of $2.3 billion have increased $596.8 million, or 34.8%, since December 31, 2007, primarily resulting from the acquisition of $580.5 million of assets in the Union acquisition. In addition to the impact of the Union acquisition, investment balances increased $11.4 million resulting from a strategy to pre-invest a portion of expected 2008 cash flows prior to anticipated market rate declines, and the loan portfolio increased approximately $14.7 million, primarily in the consumer portfolio.

Liabilities and Shareholders’ Equity

During the first six months of 2008, average liabilities increased $480.7 million, or 29.3%, compared to the same period in 2007. This increase was primarily the result of the Union acquisition, as described in Note 14, partially offset by net declines in deposit balances (primarily in savings and transaction accounts) and brokered certificate of deposit portfolio. In addition to the liabilities assumed in the Union acquisition, we increased our average use of wholesale borrowings approximately $65.0 million due to favorable rates and terms, primarily in wholesale repurchase agreements and in overnight FHLB borrowings. The increase in borrowings was required due to declines in average deposits of approximately $23.8 million and brokered certificates of deposit of approximately $68.5 million.

Total liabilities have increased $544.9 million, or 34.1%, since December 31, 2007, to $2.1 billion at June 30, 2008, primarily due to the Union acquisition. Total deposits increased $291.2 million primarily due to the deposits assumed in the Union acquisition, partially offset by seasonal declines in transaction accounts, and a reduction in brokered certificates of deposit reflecting the shift to wholesale borrowings due to favorable pricing. We increased our borrowings $249.7 million which was comprised of the $165.3 million assumed in the Union acquisition, and increases in borrowings with the FHLBB (primarily overnight), and wholesale repurchase agreements. In addition, we recorded a $5.0 million due to broker liability related to a quarter-end trade date security purchase.

Total shareholders’ equity at June 30, 2008 increased $51.9 million, or 43.2%, over the balance at December 31, 2007, as a result of the issuance of 1.2 million shares valued at $43.5 million related to the Union acquisition plus current year net income of $13.3 million, partially offset by a $1.3 million decrease in other comprehensive income primarily due to an increase in the unrealized loss position of the available for sale investment portfolio, $1.9 million used to repurchase common stock, and $1.9 million declared to shareholders in the form of a dividend.

Fair Value

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our disclosures.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date, Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data, and Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2008 and 2007, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2008, average deposits of $1.4 billion increased $239.1 million, or 20.4%, compared to the first six months of 2007, which was primarily the result of the Union acquisition, partially offset by declines in retail deposit balances and continued run-off in the brokered certificate of deposit portfolio. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $82.5 million on June 30, 2008, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first six months of 2008 was $688.1 million, an increase of $230.3 million, over the first six months of 2007. The increase included the impact of the $165.3 million of borrowings assumed in the Union acquisition and $65.0 million in additional wholesale borrowings, primarily in repurchase agreements and overnight FHLBB borrowings. We secure borrowings from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $709.1 million and $372.7 million at June 30, 2008 and 2007, respectively. The carrying value of securities pledged as collateral at the FHLBB was $157.4 million and $170.2 million at June 30, 2008 and 2007, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at June 30, 2008 and 2007. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2008 and 2007.

In addition to the liquidity sources discussed above, we believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. However, included in the investment portfolio are $20.0 million in auction rate securities which have recently failed at auction. As detailed in Note 4 of the notes to the consolidated financial statements, we are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature. We also believe that we have additional untapped access to the national brokered deposit market, commercial reverse repurchase transaction market and the Federal Reserve Bank discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at June 30, 2008 and 2007. Our Tier 1 to risk-weighted assets was 10.77% and 11.80% at June 30, 2008 and 2007, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at June 30, 2008 and 2007 was 6.89% and 7.83%, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2008, the full $43.3 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $3.5 million and $3.2 million for first six months of 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2008, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in thousands)		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$1,476	$1,476	$—	$—	$—
Other Commitments to Extend Credit	288,860	92,601	17,517	10,027	168,715

Total	$290,336	$94,077	$17,517	$10,027	$168,715

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

At June 30, 2008, we had the following levels of contractual obligations for the remainder of 2008 and the fiscal years thereafter:

	Total Amount of Obligations	Payments Due Per Period
(Dollars in thousands)		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,853	$776	$1,374	$881	$822
Capital Leases	824	13	31	33	747
Borrowings from the FHLBB	453,716	252,334	118,136	36,790	46,456
Commercial Repurchase Agreements	126,633	—	20,000	101,000	5,633
Junior Subordinated Debentures	43,342	—	—	—	43,342
Other Borrowed Funds	79,628	79,628	—	—	—
Note Payable	202	27	49	42	84
Other Long-Term Obligations	—	—	—	—	—

Total	$708,198	$332,778	$139,590	$138,746	$97,084

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2008, we had only a cap agreement with a notional amount of $20.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 100 basis point downward shift in interest rates. Although our policy specifies a 200 basis point downward shift, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the second quarter of 2008.

Rate Change	Estimated Changes in NII
+200bp	(0.40)%
-100bp	(0.40)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2008 were a steeper yield curve and funding extensions at lower rates. A portion of these funding extensions include imbedded caps which will mitigate exposure to rising rates over the life of the cap. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly higher during the first year as funding reprices at lower rates, while assets yields are slower to decline. Beyond year one, net interest income is expected to level off as funding costs stabilize and move in tandem with asset yields. In a falling interest rate environment, net interest income is expected to decrease slightly during the first year, as floating rate asset yields reprice lower more quickly than funding costs. Beyond the first year, as opportunities to further reduce funding costs become more difficult and accelerated loan prepayments continue to drive asset yields lower, a more downward trend in net interest income is expected. In a sustained rising interest rate environment, net interest income is expected to initially trend slightly lower with increases in funding costs and slower rising asset yields. However, once funding costs stabilize and the asset base continues to reprice upward and replace lower yields net interest income is expected to increase in year two. If the yield curve were to flatten as rates rise, some of the benefit could be diminished. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2008, we had a notional principal amount of $20.0 million in a cap agreement. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

(a) None

(b) None

(c) In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2008, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the second quarter of 2008, we made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/08 – 4/30/08	319	$33.04	319	708,338
5/1/08 – 5/31/08	11,400	32.79	11,400	696,938
6/1/08 – 6/30/08	6,300	30.95	6,300	690,638

Total	18,019	$32.15	18,019	690,638

In June 2008, the Board of Directors extended the Common Stock Repurchase Program for an additional one year period, expiring July 1, 2009, authorizing the Company to purchase up to 750,000 shares during the year for the same reasons noted under the prior year plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on April 29, 2008.

(b) Robert J. Campbell, Ward I. Graffam and John W. Holmes were elected as directors at the annual meeting. Ann W. Bresnahan, Robert W. Daigle, David C. Flanagan, Rendle A. Jones, James H. Page, Robin A. Sawyer, and Karen W. Stanley continued in office as directors after the meeting.

(c) Matters voted upon at the meeting. 1) To elect as director nominees – Robert J. Campbell (Total votes cast: 6,166,303, with 6,065,019 for and 101,284 withholding authority), Ward I. Graffam (Total votes cast: 6,166,303 with 5,874,669 for and 291,634 withholding authority) and John W. Holmes (Total votes cast: 6,166,303, with 5,581,578 for and 584,725 withholding authority) to serve a three-year term to expire at the annual meeting in 2011. 2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for 2008 (Total votes cast: 6,166,303, with 6,145,153 for, 13,125 against, and 8,025 abstaining).

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

(10.1) The Company’s 2003 Stock Option and Incentive Plan *

(10.2) Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

(10.3) Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

(10.4) Management Stock Purchase Plan, as amended April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	August 8, 2008
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Susan M. Westfall	August 8, 2008
Susan M. Westfall	Date
SVP Corporate Controller and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(10.1)	The Company’s 2003 Stock Option and Incentive Plan	41

(10.1)	Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.2)	Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.3)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	54

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	55

(31.2)	Certification of Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	56

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

(32.2)	Certification of Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58