Form 10-Q
period 2008-09-30
CAMDEN NATIONAL CORP
filed 2008-11-06
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding at November 4, 2008: Common stock (no par value) 7,636,441 shares.

CAMDEN NATIONAL CORPORATION

Form 10-Q for the quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2008, and for the nine-month and three-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

Berry, Dunn, McNeil & Parker

Portland, Maine

November 6, 2008

Camden National Corporation and Subsidiaries

Consolidated Statements of Condition

(In thousands, except number of shares)	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$38,114	$28,790
Securities available for sale, at market	544,801	423,108
Securities held to maturity (fair value $41,074 and $41,013 at September 30, 2008 and December 31, 2007, respectively)	42,066	40,726
Loans, less allowance for loan and lease losses of $17,212 and $13,653 at September 30, 2008 and December 31, 2007, respectively	1,502,127	1,131,986
Premises and equipment, net	26,235	19,650
Other real estate owned	2,699	400
Interest receivable	8,789	7,098
Bank-owned life insurance	40,056	21,864
Core deposit intangible	4,644	320
Goodwill	41,965	3,991
Other assets	59,742	38,855

Total assets	$2,311,238	$1,716,788

Liabilities
Deposits:
Demand	$205,934	$141,858
NOW	206,933	132,331
Money market	335,611	298,677
Savings	133,095	85,931
Certificates of deposit	627,865	459,254

Total deposits	1,509,438	1,118,051

Borrowings from Federal Home Loan Bank	366,283	271,558
Other borrowed funds	210,084	142,492
Junior subordinated debentures	43,384	36,083
Capital lease obligation	1,257	—
Note payable	195	10,000
Accrued interest and other liabilities	21,886	18,401

Total liabilities	2,152,527	1,596,585

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,636,441 and 6,513,573 shares on September 30, 2008 and December 31, 2007, respectively	2,814	2,522
Surplus	46,054	2,629
Retained earnings	112,334	114,289
Accumulated other comprehensive (loss) income
Net unrealized (losses) gains on securities available for sale, net of tax	(2,140)	1,516
Net unrealized losses on post-retirement plans, net of tax	(351)	(753)

Total accumulated other comprehensive (loss) income	(2,491)	763

Total shareholders’ equity	158,711	120,203

Total liabilities and shareholders’ equity	$2,311,238	$1,716,788

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2008	2007
Interest Income
Interest and fees on loans	$73,803	$64,162
Interest on U.S. government and sponsored enterprise obligations	18,921	14,147
Interest on state and political subdivision obligations	2,026	1,233
Interest on federal funds sold and other investments	1,673	1,455

Total interest income	96,423	80,997

Interest Expense
Interest on deposits	24,253	27,849
Interest on other borrowings	17,500	14,417
Interest on junior subordinated debentures	2,195	1,781

Total interest expense	43,948	44,047

Net interest income	52,475	36,950
Provision for Loan and Lease Losses	2,120	100

Net interest income after provision for loan and lease losses	50,355	36,850

Non-interest Income (Loss)
Service charges on deposit accounts	4,069	2,582
Other service charges and fees	2,059	1,380
Income from fiduciary services	5,031	3,668
Brokerage and insurance commissions	1,068	591
Mortgage servicing income (expense), net	(216)	90
Life insurance earnings	883	603
Loss on sale of securities	(624)	—
Other income	582	502

Total non-interest income before security Impairment write-down	12,852	9,416
Loss on security impairment write-down	(13,950)	—

Total non-interest income (loss)	(1,098)	9,416

Non-interest Expenses
Salaries and employee benefits	19,130	13,894
Net occupancy	3,008	2,012
Furniture, equipment and data processing	2,707	1,718
Amortization of core deposit intangible	697	642
Other expenses	10,291	7,200

Total non-interest expenses	35,833	25,466

Income before income taxes	13,424	20,800
Income Taxes	8,143	6,077

Net Income	$5,281	$14,723

Per Share Data
Basic earnings per share	$0.69	$2.24
Diluted earnings per share	0.69	2.24
Cash dividends per share	$0.74	$0.72
Weighted average number of shares outstanding	7,682,737	6,571,836

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(In thousands, except number of shares and per share data)	Three Months Ended September 30,
	2008	2007
Interest Income
Interest and fees on loans	$24,079	$21,105
Interest on U.S. government and sponsored enterprise obligations	6,412	4,674
Interest on state and political subdivision obligations	674	411
Interest on federal funds sold and other investments	218	637

Total interest income	31,383	26,827

Interest Expense
Interest on deposits	7,752	9,197
Interest on other borrowings	5,465	4,854
Interest on junior subordinated debentures	752	600

Total interest expense	13,969	14,651

Net interest income	17,414	12,176
Provision for Loan and Lease Losses	1,170	—

Net interest income after provision for loan and lease losses	16,244	12,176

Non-interest Income (Loss)
Service charges on deposit accounts	1,377	838
Other service charges and fees	724	502
Income from fiduciary services	1,653	1,240
Brokerage and insurance commissions	345	162
Mortgage servicing income (expense), net	(1)	32
Life insurance earnings	305	218
Loss on sale of securities	(804)	—
Other income	198	173

Total non-interest income before security impairment write-down	3,797	3,165
Loss on security impairment write-down	(13,950)	—

Total non-interest income (loss)	(10,153)	3,165

Non-interest Expenses
Salaries and employee benefits	6,079	4,609
Net occupancy	927	628
Furniture, equipment and data processing	873	607
Amortization of core deposit intangible	193	214
Other expenses	3,587	2,344

Total non-interest expenses	11,659	8,402

(Loss) income before income taxes	(5,568)	6,939
Income Taxes	2,452	1,941

Net (Loss) Income	$(8,020)	$4,998

Per Share Data
Basic (loss) earnings per share	$(1.05)	$0.77
Diluted (loss) earnings per share	(1.05)	0.77
Cash dividends per share	$0.25	$0.24
Weighted average number of shares outstanding	7,659,811	6,513,000

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(unaudited)

(In thousands, except number of shares and per share data)	Common Stock	Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrealized Losses on Post-retirement Plans	Total Shareholders’ Equity
Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052

Net income	—	—	14,723	—	—	—	14,723
Adjustment to record derivatives as economic hedges	—	—	—	—	198	—	198
Change in net unrealized losses on securities available for sale, net of taxes of $(500)	—	—	—	929	—		929
Change in net unrealized losses on post-retirement plans, net of taxes of $4	—	—	—	—	—	(7)	(7)

Total comprehensive income	—	—	14,723	929	198	(7)	15,843

Equity compensation expense	—	201	—	—	—	—	201
Exercise of stock options and issuance of restricted stock (total 10,170 shares)	81	(76)	235	—	—	—	240
Purchase of common stock (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($0.72/ share)	—	—	(4,751)	—	—	—	(4,751)

Balance at September 30, 2007	$2,531	$2,538	$111,861	$(2,056)	$—	$(765)	$114,109

Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income	—	—	5,281	—	—	—	5,281
Change in net unrealized gains on securities available for sale, net of taxes of $1,969	—	—	—	(3,656)	—	—	(3,656)
Change in net unrealized losses on post-retirement plans, net of taxes of $(216)	—	—	—	—	—	402	402

Total comprehensive income	—	—	5,281	(3,656)	—	402	2,027

Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)	—	43,523	—	—	—	—	43,523
Equity compensation expense	—	182	—	—	—	—	182
Exercise of stock options and issuance of restricted stock (total 9,733 shares)	292	(146)	—	—	—	—	146
Purchase of common stock (109,362 shares)	—	(134)	(3,383)	—		—	(3,517)
Cash dividends declared ($0.50/ share)	—	—	(3,853)	—	—	—	(3,853)

Balance at September 30, 2008	$2,814	$46,054	$112,334	$(2,140)	$—	$(351)	$158,711

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Camden National Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net Income	$5,281	$14,723
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,120	100
Depreciation and amortization	1,643	1,048
Equity compensation costs	182	201
Decrease (increase) in interest receivable	405	(336)
Amortization of core deposit intangible	697	642
Loss on sale of securities	624	—
Write-down of other-than-temporarily impaired security	13,950	—
Increase in other assets	(1,159)	(685)
(Decrease) increase in other liabilities	(3,703)	985

Net cash provided by operating activities	20,040	16,678

Investing Activities
Acquisition of Union Bankshares Company	(29,299)	—
Proceeds from maturities of securities held to maturity	90	439
Proceeds from sales and maturities of securities available for sale	183,807	99,325
Purchase of securities held to maturity	(39)	(556)
Purchase of securities available for sale	(204,090)	(80,961)
Increase in due from broker	(7,395)	—
Change in Federal Home Loan Bank stock	—	(1,877)
Purchase of bank-owned life insurance	(7,450)	—
Premium received on deposit sale	1,400	—
Net (increase) decrease in loans	(8,592)	42,710
Change in federal funds sold	—	(30,965)
Purchase of premises and equipment	(882)	(3,229)

Net cash (used in) provided by investing activities	(72,450)	24,886

Financing Activities
Net increase (decrease) in deposits	75,525	(8,385)
Proceeds from Federal Home Loan Bank borrowings	199,278	91,585
Repayments on Federal Home Loan Bank borrowings	(218,336)	(80,270)
Net change in short-term Federal Home Loan Bank borrowings	(23,965)	(88,730)
Net increase in other borrowed funds	48,023	79,496
Decrease in note payable	(10,015)	—
Decrease in due to broker	—	(23,798)
Purchase of common stock	(3,517)	(4,476)
Exercise of stock options and stock issuance under option plans	146	240
Cash dividends paid	(5,405)	(4,751)

Net cash provided by (used in) financing activities	61,734	(39,089)

Net increase in cash and cash equivalents	9,324	2,475
Cash and cash equivalents at beginning of year	28,790	33,358

Cash and cash equivalents at end of period	$38,114	$35,833

Supplemental disclosures of cash flow information:
Interest paid	$44,322	$44,645
Income taxes paid	8,419	5,317
Non-cash transactions:
Common stock issued in acquisition	43,523	—
Transfer from loans to other real estate owned	2,599	110

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2008 and December 31, 2007, the consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007, the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the nine- and three-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2007 Annual Report on Form 10-K.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share data is computed based on the weighted average number of common shares outstanding during each period. Potential common stock is considered in the calculation of weighted average shares outstanding for diluted earnings per share, and is determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except number of shares and per share data)	Nine Months Ended September 30,
	2008	2007
Net income, as reported	$5,281	$14,723

Weighted average shares outstanding	7,682,737	6,571,836
Effect of dilutive potential common stock	1,066	14,060

Adjusted weighted average shares and assumed conversion	7,683,803	6,585,896

Basic earnings per share	$0.69	$2.24
Diluted earnings per share	$0.69	$2.24

	Three Months Ended September 30,
	2008	2007
Net (loss) income, as reported	$(8,020)	$4,998

Weighted average shares outstanding	7,659,811	6,513,000
Effect of dilutive potential common stock	—	9,694

Adjusted weighted average shares and assumed conversion	7,659,811	6,522,694

Basic (loss) income per share	$(1.05)	$0.77
Diluted (loss) income per share	$(1.05)	$0.77

At September 30, 2008, the Company had 60,750 shares of potential common stock, in the form of stock options, which were anti-dilutive as the exercise price was greater than the market price of the common stock. At September 30, 2007, the Company had 72,812 shares of potential common stock that were anti-dilutive, including 71,900 outstanding stock options. At September 30, 2008, the Company had 57,200 non-vested stock option grants, 9,250 of which were in-the-money options. At September 30, 2007, the Company had 83,800 non-vested stock option grants, of which 25,700 were in-the-money options. For the quarter ended September 30, 2008, common stock equivalents are excluded from the computation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive for a period with a net loss.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Through the acquisition of Union Trust, the Company acquired a cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at September 30, 2008 was $9,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge, thus, changes in fair value are recorded in the Statement of Operations.

As part of originating mortgage loans, the Company may enter into rate lock agreements with customers, which are considered derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2008 and December 31, 2007, based upon the pipeline of mortgage loans with rate lock commitments and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 4 – INVESTMENTS

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale
Obligations of U.S. government sponsored enterprises	$9,551	$1	$—	$9,552
Obligations of states and political subdivisions	28,242	78	(537)	27,783
Mortgage-backed securities:
Issued or guaranteed by U.S. government sponsored enterprises	445,667	3,484	(1,296)	447,855
Other mortgage-backed securities	58,632	28	(4,286)	54,374

Total mortgage-backed securities	504,299	3,512	(5,582)	502,229

Total debt securities	542,092	3,591	(6,119)	539,564

DNP Auction Preferred Stock	5,000	—	(763)	4,237
Auction Pass-Through Certificates	1,000	—	—	1,000

Total equity securities	6,000	—	(763)	5,237

Total securities available for sale	$548,092	$3,591	$(6,882)	$544,801

Held to maturity
Obligations of states and political subdivisions	$42,066	$59	$(1,051)	$41,074

Total securities held to maturity	$42,066	$59	$(1,051)	$41,074

Management evaluates investments for other-than-temporary impairment (“OTTI”) based on the type of investment and the reasons for, and the period of time, the investment has been in an unrealized loss position. In the third quarter of 2008, the Company recorded a $13.95 million OTTI write-down on Auction Pass-Through

Certificates with an amortized cost of $14.95 million, specifically $10.0 million in Auction Pass-Through Certificates, Series 2007-8 Class A Certificates relating to Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) 6.02% Non-Cumulative Perpetual Preferred Stock, Series X, and $4.95 million Auction Pass-Through Certificates Series 2007-1 Class A Certificates relating to FHLMC 5.1% Non-Cumulative Preferred Stock, 5.57% Non-Cumulative Perpetual Preferred Stock and 5.9% Non-Cumulative Perpetual Preferred Stock. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates, and the Freddie Mac preferred stock collateralizing the securities severely declined in value.

At September 30, 2008, the Company held Duff & Phelps (DNP) Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

The $54.4 million of other mortgage-backed securities are rated either AAA or Aaa by two of the three major rating agencies.

At September 30, 2008, the Company had a greater than 12 months unrealized loss of $1.5 million, the majority of which was comprised of mortgage-backed securities issued by either the Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac. Management believes that the unrealized loss positions are primarily due to the changes in the interest rate environment, there is little risk of loss or default from the counterparties, and the Company has the ability and intent to hold the securities for the foreseeable future, therefore, the securities are not considered other-than-temporarily impaired. Investments with unrealized losses at September 30, 2008 and December 31, 2007, and the length of time they have been in a continuous loss position, are as follows:

	September 30, 2008
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$44,995	$(1,588)	$—	$—	$44,995	$(1,588)
Mortgage-backed securities	126,465	(1,199)	6,080	(97)	132,545	(1,296)
Other mortgage-backed securities	54,938	(2,867)	14,360	(1,419)	69,298	(4,286)
Equity securities	4,237	(763)	—	—	4,237	(763)

Total	$230,635	$(6,417)	$20,440	$(1,516)	$251,075	$(7,933)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$—	$—	$11,993	$(5)	$11,993	$(5)
Obligations of states and political subdivisions	6,421	(25)	1,585	(6)	8,006	(31)
Mortgage-backed securities	111	(1)	87,202	(838)	87,313	(839)
Other mortgage-backed securities	13,180	(59)	12,575	(175)	25,755	(234)
Equity securities	1,820	(180)	—	—	1,820	(180)

Total	$21,532	$(265)	$113,355	$(1,024)	$134,887	$(1,289)

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

	September 30, 2008
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$5,020	$9,424	$14,444
Accumulated amortization	376	9,424	9,800

Core deposit intangible, net	$4,644	$—	$4,644

	December 31, 2007
(Dollars in thousands)	Union Trust Acquisition	1995 – 1998 Branch Acquisitions	Total
Core deposit intangible, cost	$—	$9,424	$9,424
Accumulated amortization	—	9,104	9,104

Core deposit intangible, net	$—	$320	$320

Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2008 amounted to $697,000 and $193,000, respectively. Amortization expense related to the core deposit intangible for the nine- and three-month periods ended September 30, 2007 amounted to $642,000 and $214,000, respectively. The expected amortization expense for each year for the next five years is estimated to be $822,000 in 2008 and $502,000 for years 2009 through 2012.

NOTE 6 – GOODWILL

At September 30, 2008 and December 31, 2007, the value of the Company’s goodwill, including the related impairment loss, is as follows:

	September 30, 2008
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$34,905	$7,750	$42,655
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$34,905	$7,060	$41,965

	December 31, 2007
(Dollars in thousands)	Banking	Financial Services	Total
Goodwill, at cost	$473	$4,208	$4,681
Transitional impairment loss	—	(690)	(690)

Goodwill, net	$473	$3,518	$3,991

During the first quarter of 2008, the Company acquired $37.9 million of goodwill related to the acquisition of Union Trust, which was allocated between the Banking and Financial Services reporting units, with allocations of $34.4 million and $3.5 million, respectively. At June 30, 2008, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed its annual review of the Financial Services goodwill and determined that there had been no additional impairment.

NOTE 7 – COMMON STOCK REPURCHASE

In June 2008, the Board of Directors of the Company approved the 2008 Common Stock Repurchase Program, which permits the Company to purchase up to 750,000 shares of its authorized and issued common stock for a one-year period, expiring July 1, 2009. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. Through September 30, 2008, the Company has repurchased 50,000 shares at an average price of $32.00 per share under the 2008 Program and 59,362 shares at an average price of $32.29 per share under the 2007 Program.

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

Restricted Stock Awards

In January 2005, under the current plan, the Company granted 4,687 shares of restricted stock, all of which vest over a three-year period. In March 2007, under the current plan, the Company granted 6,873 shares of restricted stock, all of which vest over a three-year period. In April 2008, the Company granted 4,205 shares of restricted stock which vest on June 30, 2009. As of September 30, 2008, 2,724 of the restricted stock awards have been forfeited. The Company recorded approximately $101,200 of compensation expense and $35,400 of related tax benefit for the first nine months of 2008, of which $38,500 of compensation expense and $13,500 of related tax benefit was recorded in the third quarter. The Company recorded approximately $74,800 of compensation expense and $26,200 of related tax benefit for the first nine months of 2007, of which $28,000 of compensation expense and $9,800 of related tax benefit was recorded in the third quarter.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2008, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	7,776	$43.28
Granted during the period	4,205	33.30
Vested during the period	3,193	42.04
Forfeited during the period	1,382	44.15

Nonvested at end of period	7,406	$37.99

At the closing price on September 30, 2008 of $34.95, the total fair value of restricted stock awards vested during the period was $111,500.

Management Stock Purchase Plan

The Management Stock Purchase Plan (MSPP), which is a component of the current plan, provides equity incentive compensation to selected management employees of the Company. Participants in the Plan who are senior executives of the Company are required to receive restricted shares in lieu of a portion of their annual incentive bonus, if any, while certain other officers may elect to receive restricted shares in lieu of a portion of their annual incentive bonus. Restricted shares are granted at a discount of one-third of the fair market value of the stock on the date of grant. Restricted shares will vest two years after the date of grant if the participant remains employed by the Company for such period, unless the participant reaches age 60 with at least 10 years of service, at which time there is immediate vesting of existing and new purchases under the MSPP. During the first quarter of 2008, under the MSPP, the Company granted 3,398 shares of restricted stock at a discounted price of $21.05, of which 570 have been forfeited. During the first quarter of 2007, under the MSPP, the Company granted 934 shares of restricted stock at a discounted price of $29.67, of which 119 shares have been forfeited. Related to the discount on the restricted stock, the Company recorded approximately $15,100 of compensation expense and $5,300 of related tax benefit for the first nine months of 2008, of which $2,300 of compensation expense and $800 of related tax benefit was recorded in the third quarter. The Company recorded approximately $17,400 of compensation expense and $6,100 of related tax benefit for the first nine months of 2007, of which $4,700 of compensation expense and $1,600 of related tax benefit was recorded in the third quarter.

A summary of the status of the Company’s nonvested restricted stock under the MSPP as of September 30, 2008, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of period	5,047	$12.18
Granted during the period	3,398	10.40
Vested during the period	4,345	11.70
Forfeited during the period	599	10.76

Nonvested at end of period	3,501	$11.32

Long-term Performance Share Plan

The Long-term Performance Share Plan, which is a component of the current plan, is intended to create incentives for certain executive officers of the Company and to thus allow the Company to attract and retain in its employ persons who will contribute to the future success of the Company. It is further the intent of the Company that awards made under this plan will be used to achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive fiscal years beginning on January 1 of the first year and ending on December 31 of the third year. Awards for the three year performance period January 1, 2006 - December 31, 2008 are based upon the attainment of certain thresholds of tangible book value and return on average equity over the three-year period. Awards for the three year performance periods January 1, 2007 - December 31, 2009 and January 1, 2008 - December 31, 2010 are based upon the attainment of certain thresholds of revenue growth and the efficiency ratio over the three-year periods. The current aggregate amount of awards based on actual and projected results for the three-year performance period January 1, 2007 - December 31, 2009 is $334,000 and, as of September 30, 2008, $195,000 has been recorded as compensation expense. The current aggregate amount of awards, based on actual and projected results for the three-year performance periods January 1, 2006 - December 31, 2008 and January 1, 2008 - December 31, 2010, is not considered material and no related expense has been recognized.

Defined Contribution Retirement Plan

Approved during the first quarter of 2008, the Defined Contribution Retirement Plan (“DCRP”), which is a component of the current plan, is an unfunded deferred compensation plan for the benefit of a group of senior management employees of the Company. Participation in the DCRP by an employee must be approved by the Company’s Compensation Committee. Annually, on March 15th or the closest business day, the Compensation Committee will credit to an account administered by the Company 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in

Deferred Stock Awards based on the fair market value of the common stock of the Company on the date of grant. Deferred Stock Awards are the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2008, the Company granted 1,469 deferred stock awards under the DCRP, all of which have been forfeited.

Stock Option Awards

During the first three quarters of 2008, the Company issued, under the current plan, 8,250 incentive stock options to employees, all of which vest over a five-year period. During the first three quarters of 2007, the Company issued, under the current plan, 38,750 incentive stock options to employees, all of which vest over a five-year period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: in 2008, dividend yield of 3.3%, expected volatility of 28.28%, risk-free interest rate of 3.44%, and expected lives of 5.8 years; in 2007, dividend yield of 2.1%, expected volatility of 26.66%, risk-free interest rate of 4.77%, and expected lives of 5.0 years. Expected volatilities are based on the historical volatility of the Company’s stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of the grant. The Company uses historical data, such as option exercise and employee termination rates, to calculate the expected option life.

Related to the incentive stock option grants and in accordance with the provisions of SFAS No. 123(R), the Company recorded approximately $65,400 of compensation expense during the first nine months of 2008, of which $23,100 was in the third quarter. The Company recorded approximately $108,000 of compensation expense during the first nine months of 2007, of which $23,900 was in the third quarter.

A summary of the status of the Company’s stock option plans as of September 30, 2008, and changes during the nine-month period ended on that date is presented below.

	September 30, 2008
	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	112,897	$36.75
Granted during the period	8,250	29.14
Exercised during the period	2,175	20.14
Forfeited during the period	14,050	37.66

Outstanding at end of period	104,922	$36.38	7.2	$161

Exercisable at end of period	47,722	$34.49	6.3	$109

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2008 was $6.47. The total intrinsic value of options exercised during the nine-month period ended September 30, 2008 was $27,750.

A summary of the status of the Company’s nonvested stock options as of September 30, 2008, and changes during the nine-month period ended on that date, is presented below.

	September 30, 2008
	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at beginning of year	81,700	$9.26
Granted during the period	8,250	6.47
Vested during the period	20,900	8.95
Forfeited during the period	11,850	8.77

Nonvested at end of period	57,200	$9.11

At the closing price on September 30, 2008 of $34.95, the total fair value of stock options vested during the period was $730,500.

The following table summarizes information related to options at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
$10.00 - $19.99	2,272	0.3	$16.29	2,272	$16.29
$20.00 - $29.99	12,000	7.8	26.72	4,500	23.08
$30.00 - $39.99	63,350	6.8	35.42	35,050	35.45
$40.00 - $49.99	27,300	8.4	44.51	5,900	44.51

	104,922	7.2	$36.38	47,722	$34.49

As of September 30, 2008, there was $508,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the current plan, which is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 9 – MORTGAGE SERVICING RIGHTS

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2008 and 2007 and December 31, 2007 was $712,000, $180,450, and $142,000, respectively, which equaled the net book value of these rights. The fair market value of the mortgage servicing rights approximated $733,500, $846,000 and $775,000, respectively, at September 30, 2008 and 2007 and December 31, 2007. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Balance of loans serviced for others	$194,724	$103,837

Mortgage Servicing Rights:
Balance at beginning of year	$142	$324
Acquired from Union Trust	1,199	—
Amortization charged against mortgage servicing income	(618)	(145)
Change in valuation allowance	(11)	1

Balance at end of period	$712	$180

Valuation allowance:
Balance at beginning of year	$(1)	$(2)
(Increase) reduction of impairment reserve	(11)	1

Balance at end of period	$(12)	$(1)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Post-retirement Plan

The Company’s post-retirement plan provides medical and life insurance to certain eligible retired employees. The components of the net periodic benefit cost are:

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Service cost	$48	$42
Interest cost	102	54
Amortization of prior service cost	—	(15)
Recognized net actuarial loss	—	3

Net periodic benefit cost	$150	$84

	Three Months Ended September 30,
	2008	2007
Service cost	$16	$14
Interest cost	34	18
Amortization of prior service cost	—	(5)
Recognized net actuarial loss	—	1

Net periodic benefit cost	$50	$28

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

	September 30,
(Dollars in thousands)	2008	2007
Net actuarial loss	$95	$87
Net deferred tax benefit	(33)	(30)

Total accumulated other comprehensive loss	$62	$57

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	6.00%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	6.00%

For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the fourth quarter of 2008 are $10,500 and the expected benefit payments for all of 2008 are $42,000. The expected contribution for 2008 is $198,000.

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

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Service cost	$238	$231
Interest cost	195	195
Amortization of prior service cost	15	15
Recognized net actuarial loss	—	39

Net periodic benefit cost	$448	$480

	Three Months Ended September 30,
	2008	2007
Service cost	$46	$77
Interest cost	65	65
Amortization of prior service cost	5	5
Recognized net actuarial loss	—	13

Net periodic benefit cost	$116	$160

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:

(Dollars in thousands)	September 30,
	2008	2007
Net actuarial loss	$304	$931
Prior service cost	141	158
Net deferred tax benefit	(156)	(381)

Total accumulated other comprehensive loss	$289	$708

Weighted-average discount rate assumption used to determine benefit obligation	6.25%	5.90%
Weighted-average discount rate assumption used to determine net benefit cost	6.25%	5.90%

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in 2008 is $18,500 of prior service cost. For 2008, the Company does not expect to recognize any of the net actuarial loss recorded in accumulated other comprehensive loss as a component of net periodic benefit cost. The Company’s expected benefit payments for the fourth quarter of 2008 are $52,750 and the expected benefit payments for all of 2008 are $211,000. The expected contribution for 2008 is $564,000.

The Company, through its acquisition of Union Trust, maintains a nonqualified deferred compensation plan for the benefit of certain key employees of the former Union Trust. Life insurance policies were acquired to generate income to offset the cost of the plan, and the amount of annual benefit is indexed to the financial performance of each insurance policy owned by the Company.

Pension Plan

The Company, through its acquisition of Union Trust, has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust, which was frozen on May 15, 2005. The Company is currently in the process of liquidating this plan. The Company’s expected benefit payments for the fourth quarter of 2008 are $77,500 and the expected benefit payments for all of 2008 are $310,000. The Company has a $2.7 million liability related to this plan classified in other liabilities, and is not expected to make any contribution for 2008.

NOTE 11 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$13,653	$14,933	$17,266	$13,927
Acquired from Union Trust	4,369	—	—	—
Provision for loan and lease losses	2,120	100	1,170	—
Charge-offs:
Recoveries	619	680	254	206
Loans charged off	(3,549)	(1,788)	(1,478)	(208)

Net charge-offs	(2,930)	(1,108)	(1,224)	(2)

Ending balance	$17,212	$13,925	$17,212	$13,925

ALLL to total loans	1.13%	1.19%
Non-performing loans to total loans	0.87%	0.50%
Net charge-offs to total loans	0.19%	0.09%
Net charge-offs to total loans (annualized)	0.26%	0.13%

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures. In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2008, Using
(Dollars in thousands)	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$544,801	$—	$544,801	$—

Due to its lack of liquidity and the Company’s expectation that it could be held until maturity, the fair value of the DNP Select Income Fund Auction Preferred Stock was calculated using a discounted cash flow model using observable inputs for a similar asset, a 10-year Baa rated corporate bond, and thus has been recorded as a Level 2 asset above.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair Value Measurements at September 30, 2008, Using
(Dollars in thousands)	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,763	$—	$12,763	$—
Mortgage servicing rights	733	—	733	—

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

(Dollars in thousands)	Fair Value	SFAS No. 157 Fair Value Hierarchy
Cash and cash equivalents	$17,028	Level 1
FRB and FHLB stock	8,025	Level 2
Securities	121,408	Level 1
Loans, net	362,235	Level 2
Fixed assets	9,162	(a)
Bank-owned life insurance	9,478	Level 2
Prepaid expenses and other assets	9,486	(a)
Identified intangible assets	5,773	(a)
Goodwill	37,938	(a)

Total assets acquired	$580,533

Deposits	$(331,545)	Level 2
Borrowings	(158,080)	Level 2
Long-term debt	(7,224)	Level 2
Accrued expense and other liabilities	(9,947)	(a)

Total liabilities assumed	$(506,796)

Total acquisition cost	$73,737

The $5.8 million of acquired intangible assets, which is subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of Trust relationship intangible, which also has a weighted-average life of approximately 10 years. The goodwill recognized in the acquisition of approximately $37.9 million was allocated between the Banking and Financial Services reporting units, with allocations of $34.4 million and $3.5 million, respectively. The goodwill is not expected to be deductible for tax purposes. As part of the acquisition, the Company transferred the lease and other fixed assets of a branch facility, and sold the related deposits, to another financial institution. As part of the sale of deposits, the Company received a deposit premium of $1.4 million, which was recorded in goodwill.

The unaudited pro forma financial information includes only the comparable prior periods as the acquisition was near the beginning of the current period, and thus is reflected in the actual results for the nine and three months ended September 30, 2008. The pro forma information assumes that the Union Trust acquisition was consummated on January 1, 2007, and is based on information available and certain assumptions that the Company believes are reasonable. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. The pro forma information is as follows:

(in thousands, except per share data)	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2007
Interest income	$106,283	$35,508
Interest expense	55,768	18,657

Net interest income	50,515	16,851
Provision for loan and lease losses	170	40

Net interest income after provision	50,345	16,811
Non-interest income	13,925	4,703
Non-interest expense	37,906	12,538

Income before income taxes	26,364	8,976
Income taxes	7,630	2,522

Net income	$18,734	$6,454

Basic earnings per share	$2.40	$0.83
Diluted earnings per share	$2.40	$0.83

NOTE 15 – SUBSEQUENT EVENTS

On October 29, 2008, the Internal Revenue Service issued Revenue Procedure 2008-64 providing guidance under section 301 of the Emergency Economic Stabilization Act of 2008 related to the tax treatment of certain gains or losses recognized by banks and certain other financial institutions on the sale or exchange of preferred stock of Freddie Mac and Fannie Mae. The guidance permitted the Company to treat the OTTI write-down as an ordinary loss for tax purposes effective October 3, 2008. As the effective date was after the quarter end date, the Company will record a tax benefit of $4.9 million in the fourth quarter of 2008.

On October 31, 2008, the federal banking agencies confirmed that banks and bank holding companies could include in third quarter regulatory capital the ordinary loss tax benefit for write-downs of auction rate preferred securities backed by Freddie Mac preferred stock as permitted by the Emergency Economic Stabilization Act of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING INFORMATION

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences include, but are not limited to, the following:

•

general, national, regional or local economic conditions which are less favorable than anticipated, including fears of global recession and continued sub-prime and credit issues, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates could affect the allowance for loan and lease losses;

•	adverse weather conditions and increased energy costs could negatively impact State and local tourism, thus potentially affecting the ability of loan customers to meet their repayment obligations;

•	declines in the equity and financial markets which could result in impairment of goodwill;

•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;

•	further actions by the U.S. government and Treasury Department, similar to the FHLMC conservatorship, which could have a negative impact on the Company’s investment portfolio and earnings;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting interest income and the value of mortgage servicing rights;

•

changes in accounting rules, Federal and State laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations;

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

Other-Than-Temporary Impairment. We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Tax Estimates. We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be recognizable. Although not currently under review, income tax returns for the years ended December 31, 2007, 2006, and 2005 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2008:

Net income decreased $9.4 million, or 64.1%, for the nine-month period ended September 30, 2008, compared to the nine-month period ended September 30, 2007. Net income per diluted share decreased 69.2% to $0.69, compared to $2.24 per diluted share earned during the first nine months of 2007. The following were major factors contributing to the results of the first nine months of 2008 compared to the same period of 2007:

•

The Company recorded a $14.0 million write-down of other-than-temporarily-impaired securities (“OTTI write-down”) during the third quarter of 2008. As described in Note 15 to the Notes to Consolidated Financial Statement and in accordance with Revenue Procedure 2008-64, the OTTI write-down will be treated as an ordinary loss, and the Company will record a tax benefit of $4.9 million in the fourth quarter.

•

The Company completed its acquisition of Union Bankshares Company (“Union”) on January 3, 2008, thus the results of Union Bankshares and its wholly-owned subsidiary, Union Trust Company, have been included in the results of the Company since that date.

•	Net interest income increased $15.5 million, or 42.0%, which was a net result of:

•

an increase in interest income of $15.4 million, or 19.0%, which was primarily due to increased earning asset balances resulting from the Union acquisition and earnings on investments as new securities were added at higher yields than maturities, and

•

a decrease in interest expense of $99,000, or 0.2%, primarily due to a decrease in the overall cost of funds resulting from the declining short-term rate environment, mostly offset by the net impact of increased average borrowings and deposits resulting from the Union acquisition.

•

Provision for loan and lease losses increased $2.0 million primarily due to the deterioration of a select number of credits and greater stress in the Company’s loan portfolio brought on by the weakening economy.

•

Non-interest income decreased $10.5 million, primarily due to the OTTI write-down and net losses on the sale of securities, partially offset by an increase in income from fiduciary services at Acadia Trust, N.A. and in brokerage and insurance commissions at Acadia Financial Consultants driven by the increases in assets under management resulting from the Union acquisition, and an increase in service charges on deposit accounts and other service charges due the addition of several thousand new accounts related to the Union acquisition.

•

Non-interest expense increased $10.4 million, or 40.7%, primarily due to an increase in salary and benefits resulting from the Union acquisition and normal salary and benefit increases, an increase in net occupancy and fixed asset costs resulting from the addition of branches resulting from the Union acquisition, and an increase in other expenses due to one-time merger integration costs.

For the three months ended September 30, 2008:

For the three-month period ended September 30, 2008, a net loss of ($8.0) million was a decline of $13.0 million from the $5.0 million of net income earned in the three-month period ended September 30, 2007. Net loss per diluted share was ($1.05) for the third quarter of 2008, compared to earnings per diluted share of $0.77 during the third quarter of 2007. The following were major factors contributing to the results of the third quarter of 2008 compared to the same period of 2007:

•	Net interest income increased $5.2 million, or 43.0%, which was a result of:

•	an increase in interest income of $4.6 million, or 17.0%, which was primarily due to increased earning asset balances resulting from the Union acquisition, and

•

a decrease in interest expense of $682,000, or 4.7%, primarily due to the net impact of a decrease in the rates paid on deposits, partially offset by increased average borrowings resulting from the Union acquisition.

•

Provision for loan and lease losses increased $1.2 million primarily due to the deterioration of a select number of credits and greater stress in the Company’s loan portfolio brought on by the weakening economy.

•

Non-interest income decreased $13.3 million primarily due to the OTTI write-down and net losses on the sale of securities, partially offset by an increase in income from fiduciary services at Acadia Trust, N.A. and in brokerage and insurance commissions at Acadia Financial Consultants driven by the increases in assets under management resulting from the Union acquisition, and an increase in service charges on deposit accounts and other service charges due the addition of several thousand new accounts related to the Union acquisition.

•

Non-interest expense increased $3.3 million, or 38.8%, primarily due to an increase in salary and benefits resulting from the Union acquisition and normal salary and benefit increases, and an increase in net occupancy and fixed asset costs resulting from the addition of branches resulting from the Union acquisition.

Financial condition at September 30, 2008 compared to December 31, 2007:

•	Loans increased $373.7 million, or 32.6%, as the Company acquired $366.6 million in loans in the Union acquisition and had net growth in the loan portfolio.

•	Investments increased $123.0 million, or 26.5%, as the Company acquired $121.4 million in investments in the Union acquisition.

•	Deposits increased $391.4 million, or 35.0%, as the Company assumed $331.5 million in deposits in the Union acquisition and experienced recent growth in certificate of deposit balances.

•

Total borrowings increased $161.1 million, or 35.0%, as the Company assumed $165.3 million in borrowings in the Union acquisition, partially offset by the decrease in overnight borrowings due to the increase in deposit balances.

Core Operating Results

Due to the significance and nonrecurring nature of the OTTI write-down, the Company believes that operating earnings per diluted share, operating net income, and other operating disclosures, determined in accordance with generally accepted accounting principles (“GAAP”) excluding the effects of the non-cash OTTI write-down, provide a more meaningful comparison for effectively evaluating the Company’s core operating results.

In the third quarter of 2008, the Company recorded a $13.95 million OTTI write-down (included in non-interest income) on Auction Pass-Through Certificates with an amortized cost of $14.95 million issued by trusts sponsored by Merrill Lynch & Co, specifically $10.0 million in Auction Pass-Through Certificates, Series 2007-8 Class A Certificates relating to FHLMC 6.02% Non-Cumulative Perpetual Preferred Stock, Series X, and $4.95

million Auction Pass-Through Certificates Series 2007-1 Class A Certificates relating to FHLMC 5.1% Non-Cumulative Preferred Stock, 5.57% Non-Cumulative Perpetual Preferred Stock and 5.9% Non-Cumulative Perpetual Preferred Stock. The assets of the trusts consisted of Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result of this action, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates. The Freddie Mac preferred stock collateralizing the securities severely declined in value resulting in the impairment of the Company’s investment. In accordance with recently issued Revenue Procedure 2008-64, the OTTI write-down will be treated as an ordinary loss, thus allowing the Company to record a tax benefit in the fourth quarter of $4.9 million, or $0.64 per diluted share, related to the OTTI write-down.

Core Operating Results

(In thousands, except per share data)	Nine Months Ended September 30, 2008		Three Months Ended September 30, 2008
Net income (loss), GAAP basis / Earnings (loss) per diluted share, GAAP basis	$5,281	$0.69	$(8,020)	$(1.05)
Adjustment to eliminate other-than-temporary-impairment write-down	13,950	1.81	13,950	1.82

Operating net income / Operating earnings per diluted share	$19,231	$2.50	$5,930	$0.77

Operating efficiency ratio	54.85%		54.97%
Operating return on average equity	15.14%		13.91%
Operating return on average tangible equity	21.05%		19.34%
Operating return on average assets	1.12%		1.02%

Operating earnings per diluted share (excluding the OTTI write-down) for the nine months ended September 30, 2008 were $2.50, a $0.26, or 11.6%, increase over the same period of 2007. Operating earnings per diluted share for the third quarter of 2008 were $0.77, which was equal to the third quarter of 2007.

Operating net income (excluding the OTTI write-down) for the nine months ended September 30, 2008 was $19.2 million, a $4.5 million, or 30.6%, increase over the same period of 2007, which includes the impact of the Company’s acquisition of Union. Operating net income (excluding the OTTI write-down) for the third quarter of 2008 was $5.9 million, a $932,000, or 18.6%, increase over the third quarter of 2007. Increases in both periods primarily reflect the impact of the January 3, 2008 acquisition of Union’s $547.4 million asset base.

Operating non-interest income (excluding the OTTI write-down) for the nine months ended September 30, 2008 was $12.9 million, a $3.4 million, or 36.5%, increase over the same period of 2007. Operating non-interest income for the third quarter of 2008 was $3.8 million, a $632,000, or 20.0%, increase over the third quarter of 2007.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2008 was $53.8 million, a $15.8 million, or 41.5%, increase compared to the net interest income of $38.0 million for the first nine months of 2007. We experienced an increase in interest income on investments of $6.1 million, or 34.7%, during the first nine months of 2008 compared to the same period in 2007, primarily due to increases in volumes related to the Union acquisition and a slight increase in yields as a result of new investments added to the portfolio at the end of 2007 at higher yields than maturing investments. Interest income on loans increased $9.5 million, or 14.7%, during the nine-month period of 2008 compared to the same period of 2007, due to an overall increase in the average balance of loans outstanding related to the Union acquisition (primarily residential real estate loans), partially offset by a 71 basis point decline in the yield on loans as the Prime Rate decreases have had a negative impact on income on adjustable rate loans. Total interest expense decreased $179,000, or 0.4%, during the first nine months of 2008 compared to the same period in 2007. This decrease was the result of declines in rates paid on borrowings and retail time deposit products due to declines in market rates, which was partially offset by volume increases in borrowings and deposits as a result of the Union acquisition, and recent increases in certificates of deposit due to consumer demand for stability in rates of return and FDIC insurance coverage. In addition, during the first nine months of 2008, we recorded $2.2 million of interest expense related to the junior subordinated debentures, which was $414,000 higher than the first nine months of 2007 as the Company assumed additional debentures in the Union acquisition. Primarily reflecting the return to a positively-sloped yield curve and the impact of the Union acquisition, the net interest margin (net interest income expressed as a percentage of average interest-earning assets) for the first nine months of 2008 was 3.36%, a 30 basis point improvement from the 3.06% reported for the same period of 2007, on a fully taxable equivalent basis.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2008 was $17.9 million, a 42.2%, or $5.3 million, increase compared to $12.6 million in net interest income for the same period in 2007. The increase was primarily due to the impact of the Union acquisition and a decrease in the cost of funds due to recent declines in short-term rates.

The following tables, which present changes in interest income and interest expense by major asset and liability category for nine months ended September 30, 2008 and 2007, illustrate the impact of average volume growth and rate changes. The income from tax-exempt assets, municipal investments and loans, has been adjusted to a tax-equivalent basis, thereby allowing a uniform comparison to be made between asset yields. Changes in net interest income are the result of interest rate movements, changes in the amounts and mix of interest-earning assets and interest-bearing liabilities, and changes in the level of non-interest-earning assets and non-interest-bearing liabilities. We may utilize derivative financial instruments, such as interest rate swap agreements, which could have an effect on net interest income. The average amount of non-accrual loans can also affect the average yield on all outstanding loans. Average non-accrual loans for the nine month periods ended September 30, 2008 and 2007 were $12.9 million and $8.2 million, respectively.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
(Dollars in thousands)	Amount of Interest	Average Yield/Cost	Amount of Interest	Average Yield/Cost
Interest-earning assets:
Investments (including federal funds sold)	$23,724	5.13%	$17,609	5.09%
Loans:
Residential real estate	28,367	6.03%	18,256	5.93%
Commercial real estate	22,159	7.11%	21,841	7.93%
Commercial	11,161	7.10%	11,657	8.25%
Municipal	889	5.30%	1,375	6.21%
Consumer	11,505	6.32%	11,473	7.69%

Total loans	74,081	6.50%	64,602	7.21%

Total interest-earning assets	97,805	6.11%	82,211	6.62%

Interest-bearing liabilities:
Demand deposits	—	0.00%	—	0.00%
NOW accounts	1,226	0.88%	302	0.38%
Savings accounts	618	0.62%	242	0.36%
Money market accounts	6,126	2.35%	10,345	4.54%
Certificates of deposit	14,103	3.67%	13,100	4.48%
Junior subordinated debentures	2,195	6.76%	1,781	6.60%
Borrowings	17,500	3.71%	14,418	4.57%
Brokered deposits	2,239	4.43%	3,998	4.17%

Total interest-bearing liabilities	44,007	2.79%	44,186	3.64%

Net interest income (fully-taxable equivalent)	53,798		38,025
Less: fully-taxable equivalent adjustment	(1,323)		(1,075)

	$52,475		$36,950

Net Interest Rate Spread (fully-taxable equivalent)		3.32%		2.98%
Net Interest Margin (fully-taxable equivalent)		3.36%		3.06%

Notes: Nonaccrual loans are included in total loans. Tax-exempt interest was calculated using a rate of 35% for fully-taxable equivalent.

AVERAGE BALANCE SHEETS

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Interest-earning assets:
Investments (including federal funds sold)	$617,049	$462,961
Loans:
Residential real estate	627,895	411,391
Commercial real estate	416,533	368,053
Commercial	210,016	188,810
Municipal	22,422	29,613
Consumer	243,346	199,574

Total loans	1,520,212	1,197,441

Total interest-earning assets	2,137,261	1,660,402

Cash and due from banks	37,534	29,246
Other assets	143,541	72,916
Less allowance for loan and lease losses	17,343	14,552

Total assets	$2,300,993	$1,748,012

Sources of funds:
Demand deposits	$185,595	$147,380
NOW accounts	185,142	104,923
Savings accounts	133,566	90,191
Money market accounts	348,652	304,917
Certificates of deposits	512,686	390,699
Junior subordinated debentures	43,342	36,083
Borrowings	629,744	422,203
Brokered deposits	67,453	128,039

Total sources of funds	2,106,180	1,624,435

Other liabilities	25,180	14,679
Shareholders’ equity	169,633	108,898

Total liabilities and shareholders’ equity	$2,300,993	$1,748,012

ANALYSIS OF VOLUME AND RATE CHANGES ON

NET INTEREST INCOME

	September 30, 2008 Over September 30, 2007
(Dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Change
Interest-earning assets:
Investments (including federal funds sold)	$5,872	$243	$6,115
Loans:
Residential real estate	9,616	495	10,111
Commercial real estate	2,880	(2,562)	318
Commercial	1,310	(1,806)	(496)
Municipal	(334)	(152)	(486)
Consumer	2,519	(2,487)	32

Total loans	15,991	(6,512)	9,479

Total interest income	21,863	(6,269)	15,594

Interest-bearing liabilities:
NOW accounts	231	693	924
Savings accounts	116	260	376
Money market accounts	1,485	(5,704)	(4,219)
Certificates of deposit	4,094	(3,091)	1,003
Junior subordinated debentures	359	55	414
Borrowings	7,094	(4,012)	3,082
Brokered deposits	(1,894)	135	(1,759)

Total interest expense	11,485	(11,664)	(179)

Net interest income (fully taxable equivalent)	$10,378	$5,395	$15,773

Provision for Loan and Lease Losses and Non-performing Assets

Provisions are made in order to maintain the ALLL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During the first nine months of 2008, we provided $2.1 million of expense to the ALLL compared to $100,000 in the same period of 2007. See Note 11 in the Notes to the Consolidated Financial Statements for an ALLL roll forward. The determination of an appropriate level of ALLL, and subsequent provision for loan and lease losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALLL, which includes an expanded risk rating system that enables us to adequately identify the risks being undertaken, as well as migration within the overall loan portfolio.

Despite being proactive on all matters relating to risk management, we have not been immune from the adverse effects of the weakening national and local economies on a select number of credits within the Company’s loan portfolio. This is evidenced by our non-performing loans to total loans ratio, which at 0.87% at September 30, 2008 is up from 0.50% at September 30, 2007. In addition, non-performing assets increased from $11.0 million, or 0.96%, of total loans at December 31, 2007, to $15.9 million, or 1.04% of total loans at September 30, 2008. Net charge-offs to total average loans through September 30, 2008 was 0.19% compared to 0.09% for the same period a year ago. Actual net charge-offs were $2.9 million for the first nine months of 2008 compared to $1.1 million in 2007. The allowance for loan and lease losses to total loans has decreased slightly to 1.13% versus a year ago of 1.19%, and is 130.9% of non-performing loans at September 30, 2008.

The following table highlights certain ratios and other asset quality indicators at September 30, 2008, compared to December 31, 2007:

(dollars in thousands)	September 30, 2008	December 31, 2007
Non-performing assets to total loans	1.04%	0.96%
Non-performing assets to total assets	0.69%	0.64%
Non-performing loans to total loans	0.87%	0.93%
ALLL to non-performing assets	108.57%	123.77%
ALLL to non-performing loans	130.85%	128.43%
Criticized assets to total loans	2.08%	2.33%
Classified assets to total loans	3.57%	3.31%
Past dues loans to total loans (30+ days past due and still accruing)	0.18%	0.27%
Non-accrual loans to ALLL	74.15%	77.82%

Loans 90+ days past due and still accruing	$391	$6
Non-accrual loans	12,763	10,625
Other real estate owned (OREO)	$2,699	$400

We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle. We feel that our loan portfolio has been performing well overall, as indicated by the current overall delinquency level of 0.18% at September 30, 2008. However, we believe the economy is still in a credit cycle correction and could be negatively affected by national, regional and local economic impacts. We continue to have concerns regarding various industries, including fishing, hospitality, and commercial real estate development, and do not yet know how the economy will bear out. An additional future risk factor is a potential change in federal and state regulations which may impact a bank’s ability to take appropriate action to protect its financial interests in certain loan situations.

We believe that the actions taken in the first three quarters of the year to increase our provision have been prudent given the risks and uncertainties in the economy at this time. At September 30, 2008, the ALLL of $17.2 million, or 1.13% of total loans outstanding, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed. As a percentage of total loans outstanding, the ALLL was 1.19% at September 30, 2007 and December 31, 2007.

The OREO balance at September 30, 2008 of $2.7 million consisted of six properties, including two residential properties, two commercial/mixed use properties, and two parcels of raw land. The OREO balance is higher than we historically have experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Non-interest Income

Total non-interest income decreased $10.5 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to the OTTI write-down of $14.0 million and net losses on sales of other equity securities of $624,000, which includes $804,000 of net losses on security sales in the third quarter recorded on sales of preferred equity securities, partially offset by the early year restructuring of certain securities acquired during the Union acquisition, for which we recorded a gain of $180,000. Income from fiduciary services increased $1.4 million, or 37.2%, due to increases in assets under administration at Acadia Trust, N.A. related to the Union acquisition, partially offset by market value declines in the portfolio reflecting the negative performance of the stock market during 2008. Brokerage and insurance commission income increased $477,000, or 80.7%, primarily due to increased assets under management at Acadia Financial Consultants resulting from the Union acquisition and an increase in new business. Service charges on deposit accounts increased $1.5 million, or 57.6%, primarily due to the addition of over 16,000 deposit accounts resulting from the Union acquisition and increases in fees collected on insufficient funds. Other service charges and fees increased $679,000, or 49.2%, primarily due to the Union acquisition and increased debit card transaction fee income.

Total non-interest income decreased $13.3 million during the third quarter of 2008 compared to the third quarter of 2007 due to the OTTI write-down of $14.0 million and net losses on sales of securities of $804,000. Income from fiduciary services increased $413,000, or 33.3%, due to acquisition-related increases in assets under administration at Acadia Trust, N.A., and brokerage and insurance commission income increased $183,000, or 113.0%, due to increased sales activity at Acadia Financial Consultants as well as the Union acquisition. Service charges on deposit accounts and other service charges and fees increased $539,000 and $222,000, respectively, primarily due to the addition of over 16,000 deposit accounts resulting from the Union acquisition, increases in fees collected on insufficient funds and increased debit card transaction fee income.

Non-interest Expense

Total non-interest expense increased $10.4 million, or 40.7%, for the nine-month period ended September 30, 2008 compared to the nine months ended September 30, 2007. Salary and employee benefit costs increased $5.2 million, or 37.7%, primarily due to the Union acquisition, including the retention of additional staff to facilitate the integration, and normal salary and benefit increases. Net occupancy and fixed asset costs were up $996,000, or 49.5%, and $989,000, or 57.6%, respectively, primarily due to the addition of 10 branches resulting from the Union acquisition. Other non-interest expenses increased $3.1 million, or 42.9%, for the first nine months of 2008 compared to the first nine months of 2007, primarily due to integration costs associated with the Union acquisition, increased foreclosure and collection costs related to the increase in non-performing assets, and other incremental cost increases resulting from the Union acquisition, such as courier costs, debit card program costs, postage, and donations.

Total non-interest expense increased $3.3 million, or 38.8%, for the quarter ended September 30, 2008 compared to the same period of 2007, as salary and employee benefit costs increased $1.5 million, or 31.9% due to the Union acquisition, normal salary increases and higher incentive costs. Net occupancy and furniture and equipment costs combined increased $565,000, primarily due to the addition of 10 branches resulting from the Union acquisition. Other non-interest expenses increased $1.2 million, or 53.0%, for the third quarter of 2008 compared to the third quarter of 2007, primarily due to increased foreclosure and collection costs related to the increase in non-performing assets, and other incremental cost increases resulting from the Union acquisition, such as courier costs, debit card program costs, and postage.

The efficiency ratio (non-interest expense / net interest income plus non-interest income) was 69.75% for the nine months ended September 30, 2008, an increase from the 54.92% recorded in the same period of 2007. As noted in the Core Operating Data section above, the operating efficiency ratio (excluding the OTTI write-down) for the nine- and three-month periods ended September 30, 2008, was 54.85% and 54.97%, respectively.

FINANCIAL CONDITION

Assets

During the nine months of 2008, average assets of $2.3 billion increased $553.0 million, or 31.6%, compared to the same period in 2007. This increase was primarily the result of the Union acquisition, as described in Note 14 to the financial statements, partially offset by continued declines in the commercial loan portfolio. In addition to the assets acquired in the Union acquisition, we increased the average investment portfolio approximately $32.7 million, while the average loan portfolio decreased approximately $43.8 million, for the nine months ended September 30, 2008 compared to the same period of 2007.

Total assets of $2.3 billion have increased $594.5 million, or 34.6%, since December 31, 2007, primarily resulting from the acquisition of $580.5 million of assets in the Union acquisition. In addition to the impact of the Union acquisition, investment balances increased $1.6 million, and the loan portfolio increased approximately $7.1 million, primarily in the consumer portfolio.

Liabilities and Shareholders’ Equity

During the first nine months of 2008, average liabilities increased $492.2 million, or 30.0%, compared to the same period in 2007. This increase was primarily the result of the Union acquisition, as described in Note 14, partially offset by net declines in deposit balances (primarily in savings and transaction accounts) and the brokered deposit portfolio. In addition to the liabilities assumed in the Union acquisition, we increased our average use of wholesale borrowings approximately $49.5 million due to favorable rates and terms, primarily in wholesale repurchase agreements. The increase in borrowings was required due to declines in average deposits of approximately $4.0 million and brokered deposits of approximately $60.6 million.

Total liabilities have increased $555.9 million, or 34.8%, since December 31, 2007, to $2.2 billion at September 30, 2008, primarily due to the Union acquisition. Total deposits increased $391.4 million primarily due to the $331.5 million of deposits assumed in the Union acquisition, and $59.8 million primarily due to seasonal increases in transaction accounts and an increase in retail certificates of deposit due to recent consumer interest in stability of return and FDIC insurance coverage. We increased our borrowings $161.1 million which was comprised of the $165.3 million assumed in the Union acquisition, partially offset by decreases in borrowings with the Federal Home Loan Bank of Boston (“FHLBB”).

Total shareholders’ equity at September 30, 2008 increased $38.5 million, or 32.0%, over the balance at December 31, 2007, as a result of the issuance of 1.2 million shares valued at $43.5 million related to the Union acquisition plus current year net income of $5.3 million, partially offset by a $3.3 million decrease in other comprehensive income primarily due to an increase in the unrealized loss position of the available for sale investment portfolio, $3.5 million used to repurchase common stock, and $3.9 million declared to shareholders in the form of a dividend.

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

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2008 and 2007, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2008, average deposits of $1.4 billion increased $266.9 million, or 22.9%, compared to the first nine months of 2007, which was primarily the result of the Union acquisition and increases in retail transaction and certificate of deposit account balances. Included in the money market deposit category are deposits from Acadia Trust, N.A., representing client funds. The balance in the Acadia Trust, N.A. client money market account, which was $75.2 million on September 30, 2008, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first nine months of 2008 was $673.1 million, an increase of $214.8 million, over the first nine months of 2007. The increase included the impact of the $165.3 million of borrowings assumed in the Union acquisition and $49.5 million in additional wholesale borrowings, primarily in repurchase agreements. We secure borrowings from the FHLBB, whose advances remained the largest non-deposit-related, interest-bearing funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $727.9 million and $456.7 million at September 30, 2008 and 2007, respectively. The carrying value of securities pledged as collateral at the FHLBB was $142.1 million and $137.4 million at September 30, 2008 and 2007, respectively. Through our bank subsidiary, we have an available line of credit with FHLBB of $13.0 million at September 30, 2008 and 2007. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2008 and 2007.

In addition to the liquidity sources discussed above, we believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. However, included in the investment portfolio are $5.0 million in auction rate securities which have recently failed at auction. As detailed in Note 4 of the notes to the consolidated financial statements, we are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature. Due to its lack of liquidity, the fair value of the DNP Select Income Fund Auction Preferred Stock was calculated using a discounted cash flow model using observable inputs for a similar asset, a 10-year Baa rated corporate bond, and thus has been recorded as a Level 2 asset for $4.2 million. We also believe that we have additional untapped access to the national brokered deposit market, commercial reverse repurchase transaction market and the Federal Reserve Bank discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under Federal Reserve Board (“FRB”) guidelines, bank holding companies are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%, of which at least 4% must be in the form of core capital (as defined). Our capital ratios and those of our bank subsidiary exceeded regulatory guidelines at September 30, 2008 and 2007. Our Tier 1 to risk-weighted assets was 11.01% and 12.28% at September 30, 2008 and 2007, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio at September 30, 2008 and 2007 was 7.11% and 8.06%, respectively. On October 31, 2008, the federal banking agencies confirmed that banks and bank holding companies could include in third quarter regulatory capital the ordinary loss tax benefit for write-downs of auction rate preferred securities backed by Freddie Mac preferred stock as permitted by the Emergency Economic Stabilization Act. The September 30, 2008 capital ratios above include the permitted ordinary loss tax treatment.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2008, the full $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

Our principal cash requirement is the payment of dividends on our common stock as and when declared by the Board of Directors. We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends when and as declared by each subsidiary’s Board of Directors from legally available funds. We paid dividends to shareholders in the aggregate amount of $5.4 million and $4.8 million for first nine months of 2008 and 2007, respectively. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union acquisition and a loss in the third quarter of 2008 related to the OTTI write-down, Camden National Bank sought and obtained OCC approval to pay dividends in the third quarter of 2008 in excess of its current and retained net income for the period from January 1, 2006 through September 30, 2008. We expect this OCC approval to remain in place until Camden National Bank’s retained net income meets the required regulatory levels and approval is no longer necessary. However, if we are required to use dividends from Camden National Bank to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

The U.S. Treasury Department, working with the Federal Reserve Board, recently announced the Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), which is intended to stabilize the financial services industry. One of the components of the TARP Capital Purchase Program is a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the TARP Capital Purchase Program, the U.S. Treasury Department will purchase from qualifying financial institutions, a limited amount of senior perpetual preferred securities equal to generally 1-3% of a company’s risk-weighted assets. The U.S. Treasury Department will also receive a warrant for the purchase of common stock with an aggregate market value equal to 15% of the value of the preferred securities purchased. Such preferred shares will pay a dividend of 5% for the first five years and will increase to 9% thereafter. In addition, subject to certain limited exceptions, financial institutions participating in the TARP Capital Purchase Program will be prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the U.S. Treasury Department. Participating financial institutions will also be subject to certain limitations on executive compensation as well as other conditions. An eligible institution must apply by November 14, 2008. As set forth above, the Company is “well capitalized” under all applicable regulatory measures. We are currently evaluating the TARP Capital Purchase Program as a potential additional source of capital and to date we have made no decision regarding participation. If we choose to participate, the Company would be required to hold a shareholder vote to approve an amendment to our charter to permit the issuance of the requisite shares of preferred stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2008, we had the following levels of commitments to extend credit:

(Dollars in thousands)	Total Amount Committed	Commitment Expires in:
		<1 year	1-3 years	4-5 years	>5 years
Letters of Credit	$2,004	$1,591	$413	$—	$—
Other Commitments to Extend Credit	288,671	103,007	10,473	5,137	170,054

Total	$290,675	$104,598	$10,886	$5,137	$170,054

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

At September 30, 2008, we had the following levels of contractual obligations for the remainder of 2008 and the fiscal years thereafter:

(Dollars in thousands)	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years
Operating Leases	$3,652	$762	$1,338	$730	$822
Capital Leases	821	13	33	28	747
Borrowings from the FHLBB	366,283	162,016	121,099	36,726	46,442
Commercial Repurchase Agreements	126,605	—	20,000	101,000	5,605
Junior Subordinated Debentures	43,384	—	—	—	43,384
Other Borrowed Funds	83,479	83,479	—	—	—
Note Payable	195	26	50	35	84
Other Long-Term Obligations	—	—	—	—	—

Total	$624,419	$246,296	$142,520	$138,519	$97,084

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September  30, 2008, we had only a cap agreement with a notional amount of $20.0 million.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point upward and 100 basis point downward shift in interest rates. Although our policy specifies a 200 basis point downward shift, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects our NII sensitivity analysis as measured during the third quarter of 2008.

Rate Change	Estimated Changes in NII
+200bp	1.40%
-100bp	(1.40)%

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

The most significant factors affecting the changes in market risk exposure during the first nine months of 2008 were a steeper yield curve and funding extensions at lower rates. A portion of these funding extensions include imbedded caps which will mitigate exposure to rising rates over the life of the cap. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly higher during the first year as funding reprices at lower rates, while asset yields are slower to decline. Beyond year one, net interest income is expected to trend downward as funding costs stabilize and asset repricings continue to cycle into the current lower rate environment. In a falling interest rate environment, net interest income is expected to increase slightly during the first year, as funding cost reductions outpace asset yields declines. Beyond the first year, as opportunities to further reduce funding costs become more difficult and accelerated loan prepayments continue to drive asset yields lower, a more downward trend in net interest income is expected. In a sustained rising interest rate environment, net interest income is expected to initially remain level as increases in asset yields outpace rising funding costs. However, once funding costs stabilize and the asset base continues to reprice upward and replace lower yields net interest income is expected to increase in year two. If the yield curve were to flatten as rates rise, some of the benefit could be diminished. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2008, we had a notional principal amount of $20.0 million in a cap agreement. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company’s December 31, 2007 Annual Report on Form 10-K.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months, recently reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Securities we own may take longer to auction than initially anticipated.

Recently, certain auction rate securities have failed at auction due to market imbalances. The Company continues to hold par value $5.0 million in auction rate securities. The fair value of these securities, while maintaining their investment grade rating and interest payments, could be negatively impacted in the future. We have the ability to hold these available for sale securities to maturity, thereby recovering our investment. While we believe that such negative impact is temporary due to market conditions and that our carrying values are appropriate, there are no assurances that a successful auction will occur or that we can sell these securities outside the auction process, if necessary, without sustaining a loss.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In June 2008, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2009, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the third quarter of 2008, we made the following purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/08 – 7/31/08	—	$—	—	750,000
8/1/08 – 8/31/08	50,000	32.00	50,000	700,000
9/1/08 – 9/30/08	—	—	—	700,000

Total	50,000	$32.00	50,000	700,000

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

(10.1) The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

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

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Robert W. Daigle	November 6, 2008
Robert W. Daigle	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	November 6, 2008
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(10.1)	The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)	-

(10.1)	Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.2)	Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(10.3)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	44

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	45

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	46

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48