Form 10-K
period 2008-12-31
CAMDEN NATIONAL CORP
filed 2009-03-13
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the Registrants most recently completed second fiscal quarter: $163,720,860. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2009 is: Common Stock: 7,639,364.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1) Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2008 FORM 10-K ANNUAL REPORT

i

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional or local economic conditions which are less favorable than anticipated, including fears of global recession and continued sub-prime and credit issues, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;
•	changes in loan default and charge-off rates could affect the allowance for loan losses;
•	declines in the equity and financial markets which could result in impairment of goodwill;
•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;
•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;
•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;
•	further actions by the U.S. government and Treasury Department, similar to the FHLMC conservatorship, which could have a negative impact on the Company’s investment portfolio and earnings;
•	misalignment of the Company’s interest-bearing assets and liabilities;
•	increases in loan repayment rates affecting interest income and the value of mortgage servicing rights; and
•	changes in accounting rules, Federal and State laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

PART I

Item 1. Business

Overview.  Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly held, bank holding company, with $2.3 billion in assets at December 31, 2008, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (“CNB”), and its division Union Trust, and its brokerage and insurance services through Acadia Financial Consultants (“AFC”). The Company also provides wealth management, trust and employee benefit products and services through its subsidiary, Acadia Trust, N.A. (“AT”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, CNB and its divisions, and AT. All inter-company accounts and transactions have been eliminated in consolidation.

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, (collectively “Union Trust”). Immediately after the acquisition, Union Trust Company was merged into CNB. The financial results of Union Bankshares Company are included in the Company’s results beginning on the January 3, 2008 acquisition date.

Descriptions of the Company and the Company’s Subsidiaries

The Company.  Following is a timeline of major recent events of the Company:

•	In January 1984, the Company was founded following a corporate reorganization in which the shareholders of CNB exchanged shares of CNB stock for shares in the Company, at which time it became CNB’s parent.
•	In December 1995, the Company merged with UnitedCorp, a bank holding company, and acquired 100% of United Bank and 51% of the outstanding stock of the Trust Company of Maine, Inc. (“TCOM”).
•	On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company with one principal subsidiary, Kingfield Savings Bank (“KSB”).
•	On February 4, 2000, United Bank and KSB were merged to form UnitedKingfield Bank (“UKB”).
•	On July 19, 2001, the Company acquired AT and Gouws Capital Management, Inc., which was merged into AT on December 31, 2001.
•	On October 24, 2001, the Company acquired the remaining minority interest in TCOM.
•	On January 1, 2003, TCOM merged with AT, with AT remaining as the surviving entity.
•	On September 30, 2006, UKB was merged into CNB.
•	On January 3, 2008 the Company acquired Union Bankshares Company, Maine, including its principal wholly-owned subsidiary, Union Trust Company.

As of December 31, 2008, the Company’s securities consisted of one class of common stock, no par value, of which there was 7,638,713 shares outstanding held of record by approximately 1440 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders.

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Camden National Bank.  CNB, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, CNB became a direct, wholly-owned subsidiary of the Company as a result of the January 1984 corporate reorganization. CNB offers its products and services in the Maine counties of Androscoggin, Cumberland, Franklin, Knox, Lincoln, Penobscot, Piscataquis, Somerset, Waldo and York, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Customers may also access CNB’s products and services using other channels, including CNB’s website located at www.camdennational.com. CNB is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of CNB up to the maximum amount permitted by law.

Union Trust, a Division of Camden National Bank.  As a result of the acquisition of Union Trust, CNB operates nine Union Trust branches located throughout Hancock and Washington counties, Maine, and a website located at www.uniontrust.com, with the same business purposes as the CNB branches.

Acadia Financial Consultants, a Division of Camden National Bank.  AFC is a full-service brokerage and insurance division of CNB, which is in the business of helping clients meet all their financial needs by using a total wealth management approach. Its financial offerings include college, retirement, and estate planning, mutual funds, Strategic Asset Management accounts, and variable and fixed annuities.

Acadia Trust, N.A.  AT, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with a limited purpose trust charter, and has its principal office in Portland, Maine, and a website located at www.acadiatrust.com. AT provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by AT complement the services provided by CNB by offering customers investment management services. AT is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition.  Through CNB and its divisions Union Trust and AFC, the Company competes throughout the State of Maine, and considers its primary market areas to be in Hancock, Knox, Waldo, Penobscot, Washington and Androscoggin counties, with a growing presence in Cumberland, Lincoln and York counties. The combined population of the two primary counties of Knox and Waldo is approximately 80,000 people and their economies are based primarily on tourism and fishing and supported by a substantial population of retirees. CNB’s downeast, central and western Maine markets are characterized as rural areas, with the exception of Bangor and Lewiston, which have populations of approximately 32,000 and 36,000 respectively. Major competitors in the Company’s market areas include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within CNB’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company’s Growth.  The Company has achieved a five-year compounded annual asset growth rate of 11.3%, resulting in $2.3 billion in total assets as of the end of 2008. The primary factors contributing to the growth were the acquisition of Union Trust, increases in security investments and retail lending activities at CNB. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

The Company’s Employees.  The Company employs approximately 406 people on a full- or part-time basis, which calculates into 390 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months and is pleased with the most recent rating, which came in as a “positive” culture, signifying that employees understand and support the overall Company objectives and strategies. In 2006, the Company was named one of the top five “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

The Company’s Employee Incentives.  All Company employees are eligible for participation in the Company’s performance-based incentive compensation program and Retirement Savings 401(k) Plan, while certain officers of the Company may also participate in various components of the Company’s 2003 Stock Option Plan, Supplemental Executive Retirement Plan, Postretirement Medical Plan, Defined Contribution Retirement Plan, Executive Incentive Compensation Program, Deferred Compensation Plan and Long-term Incentive Plan.

Supervision and Regulation

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies (the “Agencies”), including the FRB and the OCC. State and federal banking laws generally have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of shareholders. Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and its banking subsidiaries. Because of the deterioration of the financial markets in 2008, more laws and regulations imposing requirements and restrictions on banks and bank holding companies are expected to be adopted in 2009. To the extent the following material describes statutory or regulatory provisions; it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries.

Bank Holding Company — Activities and Other Limitations.  As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to the laws of the State of Maine and the jurisdiction of the Maine Bureau of Financial Institutions. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the Agencies.

Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company which is not a bank or BHC, and may not engage directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. However, a BHC that has elected to be treated as a “financial holding company” (“FHC”) may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected FHC status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking. In addition, Maine law imposes certain approval and notice requirements with respect to acquisitions of banks and other entities by a Maine financial institution holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits adequately or well capitalized and adequately or well managed BHCs, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a BHC, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a BHC, bank or savings association.

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a “controlling influence” over that BHC. In September 2008, the FRB released guidance on minority investment in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a BHC in certain instances discussed in the guidance.

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

Bank Holding Company Support of Subsidiary Banks.  Under FRB policy, a BHC is expected to act as a source of financial and managerial strength to each of its subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it. Similarly, under the cross-guarantee provisions of Federal Deposit Insurance Act, as amended (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

Transactions with Affiliates.  Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a BHC and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts: in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. “Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Dividend payments by national banks, such as CNB, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Capital Requirements.  The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company’s Tier 1 capital ratio as of December 31, 2008 equaled 11.11%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, as a matter of policy the actual minimum is 100 to 200 basis points above 3%. Banking organizations must maintain a ratio of at least 5% to be classified as “well capitalized.” The Company’s leverage ratio as of December 31, 2008 was 7.19%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the Agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, the FDICIA requires the Agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The Agencies have adopted substantially similar regulations that define the five capital categories identified by the FDICIA using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a bank generally shall be deemed to be:

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

At December 31, 2008, the Company’s subsidiary bank was deemed to be a “well-capitalized” institution for the above purposes. The Agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, the Company’s subsidiary bank would be required to remain a well-capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, the section entitled Note 19 Regulatory Capital Requirements.

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

The Company and CNB do not currently expect to calculate their capital requirements and ratios under Basel II or in accordance with the Standardized Approach Proposal.

Other Regulatory Requirements

Customer Information Security.  The Agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

Privacy.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

USA PATRIOT Act.  The USA PATRIOT Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various Agencies, has caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other Agencies) to evaluate the effectiveness of an applicant and a target institution in combating money laundering activities when considering applications filed under Section 3 of the BHCA or under the Bank Merger Act. In 2006, final regulations under the USA PATRIOT Act were issued requiring financial institutions, including the Company and its subsidiaries, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks.” Management believes that the Company is in compliance with all the requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

Deposit Insurance.  CNB pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including CNB, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings and CAMELS component ratings. For institutions, such as CNB, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. Beginning January 1, 2009, the FDIC assessment rates were raised seven (7) basis points and vary initially from twelve (12) to fourteen (14) basis points per $100 of insured deposits. Commencing January 1, 2009, the FDIC assessment rates increased seven basis points and varied from 12 to 14 basis points per $100 of deposits. Further rate changes will take effect on April 1, 2009, after which initial base assessment rates will vary from 12 to 16 basis points per $100 of deposits. After the FDIC, if applicable, makes certain risk-related adjustments to specific financial institutions’ total minimum and maximum base assessment rates, such rates will vary from 12 basis points to 45 basis points per $100 of deposits. One such adjustment, among others, is an increase of up to 10 basis points for financial institutions, other than those in the lowest risk category, that have brokered deposits that exceed 10% of their domestic deposits. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be 10 basis points per $100 of deposits. The FDIC has discretion to impose additional assessments thereafter.

The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC set the initial DRR at 1.25%. Because of the recent downturn in economic conditions, the FDIC adopted a DRR Restoration Plan, which requires the DRR be returned to level of no less than 1.15 by December 31, 2015. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. The FDIC also issued a one-time assessment credit pool to be shared among institutions that were in existence on December 31, 1996, or the successors of such institutions, and paid a deposit insurance assessment prior to that date. For 2007, CNB’s share of the assessment credit pool was enough to cover its 2007 annual calculated contribution to the DIF, thus there was no impact to the Statement of Income for 2007. After applying the remainder of the one-time assessment credit in 2008, the contribution to the DIF was $441,500 in 2008, and is expected to increase to approximately $2.0 million in 2009 primarily due to the increase in the assessment rate. Furthermore, in addition to the general increase in the assessment rate, the FDIC has issued a proposal for a special 10 basis point assessment for the third quarter of 2009, which as presented, would increase our contribution approximately $1.5 million. In 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. We cannot predict whether, as a result of further deterioration in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above that which is expected for 2009.

Temporary Liquidity Guarantee Program.  CNB is participating in the Transaction Account Guarantee Program (“TAGP”) component of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through December 31, 2009. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent. The TAGP carries an annualized 10 basis point assessment, paid quarterly, on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment shall be in addition to an institution’s risk-based assessment noted above.

The Community Reinvestment Act.  The Community Reinvestment Act (the “CRA”) requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine banks and rate such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. CNB has achieved a rating of “Outstanding” on its most recent examination.

Regulation R.  The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA. The GLBA provided 11 exceptions from the definition of “broker” in the Exchange Act that permit banks not registered as broker-dealers with the SEC to effect securities transactions under certain conditions. Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions. CNB began compliance with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008. The FRB and the SEC have stated that they will jointly issue any interpretations or no-action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

Regulatory Enforcement Authority.  The enforcement powers available to the Agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the Agencies.

Identity Theft Red Flags.  The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and final rules implementing section 315 of the FACT Act (“Section 315”). Section 114 requires CNB to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. These final rules and guidelines became effective on January 1, 2008 and CNB began complying with the rules by November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations.  In 2007, the Agencies published final rules to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules became effective on January 1, 2008 and the Company began complying with the rules by October 1, 2008.

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

Item 1A. Risk Factors

Recent market volatility may impact our business and the value of our common stock.

Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation, such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, may also impact us and the value of our common stock. Given the unprecedented nature of this volatility, we cannot predict what impact, if any, it will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

If we do not maintain net income growth, the market price of our common stock could be adversely affected.

Our return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on our continued growth and expansion. Our growth strategy has two principal components — internal growth and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is an important component of our external growth strategy. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

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

If our allowance for loan losses is not adequate to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. Monthly, the Corporate Risk Management group reviews the assumptions, calculation methodology and balance of the allowance for loan losses with the board of directors for the bank subsidiary. On a quarterly basis, the Company’s Board of Directors, as well as the board of directors for the subsidiary bank, completes a similar review of the allowance for loan losses. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

We are exposed to real estate and economic factors throughout Maine, as virtually the entire loan portfolio is concentrated among borrowers in Maine, with higher concentrations of exposure in Cumberland, Hancock, Knox and Waldo counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

Our banking business is highly regulated, and we may be adversely affected by changes in law and regulation.

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

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

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

We are subject to liquidity risk.

Liquidity risk is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

Our access to funds from subsidiaries may be restricted.

The Company is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on the common stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company, which could impede access to funds we need to make payments on our obligations or dividend payments.

We have credit and counter-party risk inherent in our securities portfolio and bank-owned life insurance policies.

We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government and government sponsored agencies, obligations of the U.S. Treasury and government-sponsored agencies, securities issued by state and political subdivisions, private issue collateralized mortgage obligations and auction preferred securities. We also carry investments in bank-owned life insurance and Federal Home Loan Bank stock. We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2008, we recorded charges for other-than-temporary impairment of securities of $15.0 million. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

The recent increase in FDIC deposit insurance premiums will increase our non-interest expense.

On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven basis points per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, our base assessment rate will increase again on April 1, 2009. In addition, the FDIC issued an interim rule that provides for a one-time special assessment on June 30, 2009 of 10 basis points per $100 of deposits. The increase in our deposit insurance premiums will result in an increase in our non-interest expense.

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

We are subject to reputational risk.

Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to Camden National and to the Company; (c) maintain the privacy of customer and associate personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products could give rise to reputational risk that could cause harm to Camden National and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

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

We may be required to write down goodwill and other identifiable intangible assets.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2008, the Company’s goodwill and other identifiable intangible assets were approximately $47.1 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2008. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

We are subject to operational risk.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, we cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.

A substantial portion of income from fiduciary services is dependent on the market value of wealth management assets under administration, which are primarily marketable securities. Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

We may not be able to attract and retain wealth management clients at current levels.

Due to strong competition, our wealth management division may not be able to attract and retain clients at current levels. Competition is strong as there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services, marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2. Properties

The Company operates in 39 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels. The headquarters of the Company and the headquarters and main office of CNB are located at 2 Elm Street, Camden, Maine. The building, which CNB owns, has 15,500 square feet of space on three levels. CNB also owns twenty-five of its branch facilities, none of which is subject to a mortgage. CNB’s Rockland branch in the renovated “Spear Block” building is owned by CNB and has the CNB branch facility on the first floor and suites for rent or sale on the upper floors. The Bangor, Maine building has 25,600 square feet of space on two levels. CNB occupies 16,975 square feet of space on both floors, the Company utilizes 2,042 square feet for off-site computer processing, and AT leases 1,110 square feet on the first floor and 535 square feet of space on the second floor. The remainder of the Bangor, Maine building and the former Rockland branch are leased to third-party tenants. The Ellsworth Main Street location, the main office for the former Union Bankshares Company, is owned by CNB and has the Union Trust branch on the first floor, along with 2,365 square feet of space leased to AT, while the upper floors are for rent. CNB also leases fourteen branches, a parcel of land, two parking lots and parking spaces associated with those branches under long-term leases, which expire in years ranging from 2009 through 2077. In 2007, AT renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. AT leases and occupies 11,715 square feet on the 9th floor.

Item 3. Legal Proceedings

Various legal claims arise from time to time in the normal course of business, which in our opinion, are not expected to have a material effect on our Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to January 2, 2008, the Company stock was traded on the American Stock Exchange (“AMEX”) under the ticker symbol ‘CAC.’ As of January 2, 2008, the Company stock listing was transferred to the NASDAQ Global Market (“NASDAQ”) under the ticker symbol ‘CAC.’ The Company has paid quarterly dividends since its inception in 1984 following a corporate reorganization in which the shareholders of CNB exchanged shares of CNB stock for shares in the Company. The high and low sales prices (as quoted by NASDAQ for 2008 and AMEX for 2007) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2008			2007
	Market Price		Dividends Paid per Share	Market Price		Dividends Paid per Share
	High	Low		High	Low
First Quarter	$34.96	$27.82	$0.24	$46.34	$42.25	$0.24
Second Quarter	$34.94	$23.05	$0.25	$44.50	$37.02	$0.24
Third Quarter	$38.02	$22.47	$0.25	$40.47	$34.05	$0.24
Fourth Quarter	$34.98	$21.13	$0.25	$35.38	$28.03	$0.24

As of December 31, 2008, there were 7,638,713 shares of the Company’s common stock outstanding. As of March 10, 2009, there were 7,639,364 shares of the Company’s common stock outstanding held of record by approximately 1,446 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders based on the number of requested copies from such institutions.

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column a) (c)
Equity compensation plans approved by shareholders	102,810	$33.62	665,806
Equity compensation plans not approved by shareholders	—	—	—
Total	102,810	$33.62	665,806

Refer to Notes 1 and 15 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to the Capital resources section of Item 7.

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2003 through December 31, 2008. For purposes of comparison, the graph illustrates comparable shareholder returns of the ABA NASDAQ Community Bank Index, the SNL $1B – $5B Bank Index, and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2003 in each and measures the amount by which the market value, assuming reinvestment of dividends, has increased as of December 31, 2008.

In June 2008, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2009, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company’s capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the fourth quarter of 2008, the Company made no purchases under this plan:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08 – 12/31/08	—	$—	—	700,000

Item 6. Selected Financial Data

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2008(1)	2007	2006	2005	2004
Financial Condition Data
Investments	$670,040	$483,648	$461,708	$387,559	$340,450
Loans	1,500,908	1,145,639	1,218,129	1,182,175	1,069,294
Allowance for loan losses	17,691	13,653	14,933	14,167	13,641
Total assets	2,341,496	1,716,788	1,769,886	1,653,257	1,489,865
Deposits	1,489,517	1,118,051	1,185,801	1,163,905	1,014,601
Borrowings	661,805	460,133	437,364	347,039	336,820
Shareholders’ equity	166,400	120,203	107,052	129,538	126,405
Operating Data
Interest income	$127,120	$107,736	$107,238	$89,721	$73,377
Interest expense	56,899	57,866	53,048	34,697	24,365
Net interest income	70,221	49,870	54,190	55,024	49,012
Provision for (recovery of) loan losses	4,397	100	2,208	1,265	(685)
Net interest income after provision for (recovery of) loan losses	65,824	49,770	51,982	53,759	49,697
Non-interest income	17,284	12,652	11,629	10,382	10,715
Net investment securities (losses) gains	(15,574)	—	—	(332)	684
Non-interest expense	46,816	33,686	34,224	32,461	31,882
Income before income taxes	20,718	28,736	29,387	31,348	29,214
Income taxes	5,383	8,453	9,111	9,968	9,721
Net income	$15,335	$20,283	$20,276	$21,380	$19,493
Ratios
Return on average assets	0.67%	1.16%	1.17%	1.34%	1.40%
Return on average equity	9.15%	18.34%	18.40%	16.99%	15.97%
Allowance for loan losses to total loans	1.18%	1.19%	1.23%	1.20%	1.28%
Non-performing loans to total loans	0.85%	0.93%	1.12%	0.79%	0.60%
Non-performing assets to total assets	0.71%	0.64%	0.78%	0.57%	0.43%
Average equity to average assets	7.28%	6.33%	6.36%	7.90%	8.75%
Efficiency ratio(2)	53.50%	53.88%	52.00%	49.63%	53.38%
Tier 1 leverage capital ratio	7.19%	8.55%	7.63%	7.60%	8.06%
Tier 1 risk-based capital ratio	11.11%	13.41%	11.29%	10.67%	11.28%
Total risk-based capital ratio	12.32%	14.64%	12.73%	11.92%	12.54%
Per common share data
Basic earnings per share	$2.00	$3.09	$2.93	$2.81	$2.54
Diluted earnings per share	2.00	3.09	2.93	2.80	2.53
Dividends paid per share	0.99	0.96	0.88	1.30	0.80
Book value per share	21.78	18.45	16.18	17.21	16.56
Tangible book value per share(3)	15.62	17.79	15.40	16.40	15.65
Dividend payout ratio	49.50%	31.07%	30.03%	46.26%	31.50%

(1)	The 2008 data includes the merger of Union Bankshares Company with and into the Company as of January 3, 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income (excluding net investment securities losses/gains).
(3)	Computed by dividing shareholders’ equity less goodwill and other intangibles by the number of common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 and financial condition at December 31, 2008 and 2007, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2008 of $15.3 million was less than the net income of $20.3 million reported in 2007. Net income per diluted share was $2.00, a 35.3% decrease from the $3.09 reported for 2007. The following were significant factors related to the results of fiscal year 2008 compared to fiscal year 2007:

•	We completed the acquisition of Union Bankshares Company effective January 3, 2008, thus the financial results from that date reflect the combined entity.
•	Net interest income for 2008 increased 40.8% to $70.2 million due to the acquisition of Union Bankshares Company and an improvement in the net interest margin.
•	The provision for loan losses of $4.4 million increased $4.3 million in 2008 over 2007 as a result of an increase in net charge-offs and non-performing assets.
•	Net charge-offs to average loans were 0.31% for 2008 compared to 0.12% for 2007 and non-performing assets as a percentage of total assets amounted to 0.71% and 0.64% at December 31, 2008 and 2007, respectively.
•	Non-interest income before investment securities losses for 2008 was $17.3 million, a 36.6% increase over 2007. The increase was driven by increases in service charges on deposit accounts, income from fiduciary services at AT, and brokerage commission income at AFC resulting primarily from the customer relationships gained in the acquisition of Union Trust.
•	We recorded net losses on our investment securities portfolio totaling $15.6 million in 2008 primarily due to the $15.0 million write-down of securities collateralized by Freddie Mac preferred stock.
•	Non-interest expense for 2008 was $46.8 million, an increase of $13.1 million, or 39.0%, over the prior year, which was primarily due to the expansion of our banking franchise with the Union Trust acquisition.
•	Total loans at December 31, 2008 were $1.5 billion, an increase of $355.3 million compared to December 31, 2007. Excluding the $366.6 million of loans acquired from Union Trust, our loan balance declined $11.3 million primarily in the commercial and commercial real estate portfolios, in part offset by an increase in the consumer loan portfolio reflecting continued demand for home equity loans.
•	Investment securities increased $186.4 million in 2008, which includes $129.4 million from the Union Trust acquisition, and net purchases during the year of $57.0 million.
•	Total liabilities at December 31, 2008 of $2.2 billion increased $578.5 million, or 36.2%, as deposits increased $371.5 million primarily reflecting the assumption of $331.5 million of deposits from the Union Trust acquisition, with the remaining net deposit growth primarily in retail certificate of deposit accounts. Borrowings increased $201.7 million, primarily in Federal Home Loan Bank (“FHLB”) borrowings, due to the assumption of borrowings from Union Trust.
•	Shareholders’ equity increased 38.4% due to the issuance of $43.5 million of common stock related to the Union Trust acquisition and current year earnings, in part offset by other comprehensive loss, share buybacks and dividends declared.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, accounting for acquisitions and review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 of the Consolidated Financial Statements.

Allowance for Loan Losses.  In preparing the Consolidated Financial Statements, the ALL requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for loan losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses.

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) unallocated allowance. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The methodology is in accordance with US generally accepted accounting principles (“GAAP”), specifically, Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15. We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loans are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2008 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the CNB Board of Directors on a monthly basis. A more in-depth review of the ALL, including the methodology for calculating and allocating the ALL, is reviewed with the Company’s Board of Directors, as well as the CNB Board of Directors, on a quarterly basis.

Accounting for Acquisitions and Review of Goodwill and Identifiable Intangible Assets for Impairment.  We are required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets and are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. Impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value.

Valuation of Other Real Estate Owned (OREO).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Other-Than-Temporary Impairment of Investments.  We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an other-than-temporary impairment has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Accounting for Postretirement Plans.  We use a December 31 measurement date to determine the expenses for our postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trends rates. As with the computations on plan expense, cash contribution requirements are also sensitive to such changes.

Income Taxes.  We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be recognizable. Although not currently under review, income tax returns for the years ended December 31, 2005 through 2007 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

Results of Operations

Core Results

In 2008, certain non-core items are included in the computation of earnings in accordance with GAAP as described in the table below. In an effort to provide investors information regarding our core results, we have disclosed in the table below certain non-GAAP information which we believe provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

Reconciliation Table — Non-GAAP Financial Information

	Year Ended December 31, 2008
(In Thousands, Except per Share Data)	Amount	Per Share
Net income, GAAP basis/Earnings per diluted share, GAAP basis	$15,335	$2.00
Adjustment to eliminate investment securities losses	15,574	2.02
Adjustment to eliminate tax effect of investment securities losses	(5,451)	(0.71)
Core (non-GAAP) net income/Core (non-GAAP) earnings per diluted share	$25,458	$3.31
Core (non-GAAP) efficiency ratio	53.50%
Core (non-GAAP) return on average shareholders’ equity	14.96%
Core (non-GAAP) return on average assets	1.10%

Comparison of 2008 to 2007

We reported net income of $15.3 million, or $2.00 per diluted share, for 2008 compared to $20.3 million and $3.09 per diluted share in 2007. Return on average assets was 0.67% in 2008, compared to 1.16% in 2007, return on average shareholders’ equity was 9.15% in 2008, compared to 18.34% in 2007, and return on average tangible shareholders’ equity was 12.77% in 2008, compared to 19.35% in 2007.

Net Interest Income

Net interest income is our largest source of revenue and accounts for approximately 80% of total revenues. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $72.0 million on a fully-taxable equivalent basis in 2008, compared to $51.3 million in 2007, an increase of $20.7 million or 40.4%. The increase in net interest income is largely due to the acquisition of Union Bankshares Company and an improvement in the net interest margin of 28 basis points to 3.37% for 2008. Average interest-earning assets increased by $475.6 million, or 28.7%, in 2008, primarily due to loans and investment securities acquired with Union Trust. The yield on total loans decreased 78 basis points in 2008, reflecting a decline in the interest rate environment whereas the yield on taxable securities increased 7 basis points in 2008 as investment purchases were added to the portfolio at slightly higher yields than maturing investments. In 2008, average interest-bearing liabilities increased by $451.0 million, or 30.6%, while cost of funds decreased 97 basis points. The increase in average-interest bearing liabilities was primarily due to deposits and borrowings acquired with Union Trust combined with growth in certificates of deposit. As short-term interest rates declined, we were successful in reducing retail deposit interest rates resulting in a 108 basis point decline in the cost of funds. Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following table presents, for the periods indicated, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

Average Balance, Interest and Yield/Rate Analysis

	December 31, 2008			December 31, 2007			December 31, 2006
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$547,276	27,706	5.06%	$422,197	$21,086	4.99%	$384,132	$18,378	4.78%
Securities – nontaxable(1)	70,177	4,138	5.90%	42,050	2,537	6.03%	37,281	2,249	6.03%
Federal funds sold	335	11	3.28%	8,098	373	4.61%	837	39	4.66%
Loans(1)(2):
Residential real estate	626,519	37,634	6.01%	411,552	24,389	5.93%	395,440	23,153	5.86%
Commercial real estate	413,744	28,828	6.97%	360,683	28,493	7.90%	420,691	33,314	7.92%
Commercial	206,220	14,181	6.88%	188,245	15,365	8.16%	189,767	15,164	7.99%
Municipal	22,752	1,131	4.97%	26,989	1,678	6.22%	22,248	1,345	6.05%
Consumer	248,628	15,256	6.14%	200,158	15,208	7.60%	197,787	14,773	7.47%
Total loans	1,517,863	97,030	6.39%	1,187,627	85,133	7.17%	1,225,933	87,749	7.16%
Total interest-earning assets	2,135,651	128,885	6.03%	1,659,972	109,129	6.57%	1,648,183	108,415	6.58%
Cash and due from banks	37,351			29,357			31,081
Other assets	147,623			73,000			69,473
Less: ALL	(17,303)			(14,393)			(14,814)
Total assets	$2,303,222			$1,747,936			$1,733,923
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$186,652	1,490	0.80%	$106,920	429	0.40%	$110,387	321	0.29%
Savings accounts	133,128	766	0.58%	89,705	336	0.37%	96,132	326	0.34%
Money market accounts	345,834	7,542	2.18%	311,171	13,450	4.32%	265,691	11,021	4.15%
Certificates of deposit	531,539	19,008	3.58%	389,565	17,121	4.39%	375,800	15,051	4.01%
Total retail deposits	1,197,153	28,806	2.41%	897,361	31,336	3.49%	848,010	26,719	3.15%
Broker deposits	71,513	2,894	4.05%	121,221	5,116	4.22%	216,394	8,298	3.83%
Junior subordinated debentures	43,356	2,949	6.80%	36,083	2,381	6.60%	24,813	1,637	6.60%
Borrowings	612,532	22,250	3.63%	418,894	19,033	4.54%	377,377	16,394	4.34%
Total wholesale funding	727,401	28,093	3.86%	576,198	26,530	4.60%	618,584	26,329	4.26%
Total interest-bearing liabilities	1,924,554	56,899	2.96%	1,473,559	57,866	3.93%	1,466,594	53,048	3.62%
Demand deposits	186,924			148,751			143,431
Other liabilities	24,275			15,032			13,694
Shareholders’ equity	167,569			110,594			110,204
Total liabilities and shareholders’ equity	$2,303,322			$1,747,936			$1,733,923
Net interest income (fully-taxable equivalent)		71,986			51,263			55,367
Less: fully-taxable equivalent adjustment		(1,765)			(1,393)			(1,177)
		$70,221			$49,870			$54,190
Net interest rate spread (fully-taxable equivalent)			3.07%			2.64%			2.96%
Net interest margin (fully-taxable equivalent)			3.37%			3.09%			3.36%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2008 vs 2007 Increase (Decrease) Due to			December 31, 2007 vs 2006 Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$6,247	$373	$6,620	$1,821	$886	$2,707
Securities – nontaxable	1,697	(96)	1,601	288	—	288
Federal funds sold	(358)	(4)	(362)	338	(4)	334
Residential real estate	12,739	506	13,245	944	292	1,236
Commercial real estate	4,192	(3,857)	335	(4,753)	(68)	(4,821)
Commercial	1,467	(2,651)	(1,184)	(122)	324	202
Municipal	(263)	(284)	(547)	287	46	333
Consumer	3,683	(3,635)	48	177	258	435
Total interest income	29,404	(9,648)	19,756	(1,020)	1,734	714
Interest-bearing liabilities:
NOW accounts	320	741	1,061	(10)	118	108
Savings accounts	163	267	430	(22)	32	10
Money market accounts	1,498	(7,406)	(5,908)	1,887	542	2,429
Certificates of deposit	6,240	(4,353)	1,887	551	1,519	2,070
Broker deposits	(2,098)	(124)	(2,222)	(3,650)	468	(3,182)
Junior subordinated debentures	480	88	568	744	—	744
Borrowings	8,798	(5,581)	3,217	1,804	835	2,639
Total interest expense	15,401	(16,368)	(967)	1,304	3,514	4,818
Net interest income (fully-taxable equivalent)	$14,003	$6,720	$20,723	$(2,324)	$(1,780)	$(4,104)

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $17.7 million, or 1.18% of total loans, at December 31, 2008, compared to $13.7 million, or 1.19% of total loans, at December 31, 2007. For the year 2008, our provision for loan losses charged to earnings amounted to $4.4 million, compared to $100,000 for 2007. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, our ongoing evaluation of credit quality with particular emphasis on the commercial portfolio, and general economic conditions. Net charge-offs to average loans was 0.31% for 2008 compared to 0.12% for 2007 with 2008 charge-off activity centered in commercial and commercial real estate loans. See additional ALL discussion under the caption “Asset Quality.”

Non-Interest Income

Non-interest income decreased to $1.7 million for the year ended December 31, 2008, from $12.7 million in 2007, which was a decline of $10.9 million. The decline resulted from the $15.6 million of net investment securities losses, in part offset by increases in service charges on deposit accounts, other service charges and fees, income from fiduciary services at AT, and brokerage commission income at AFC, all due primarily to customer relationships gained in the acquisition of Union Trust. The significant changes in 2008 compared to 2007 include:

•	Increase in service charges on deposit accounts of $1.9 million due to increases in net overdraft fees,
•	Increase in other service charges and fees of $887,000 due to increased debit card program income and ATM fee income, both resulting from increased transaction volumes,

•	Increase in income from fiduciary services of $1.5 million, or 31.3%, due to the acquisition-related increase in assets under administration at AT, partially offset by market value declines caused by the drop in stock markets,
•	Increase in brokerage and insurance commission income of $545,000, or 66.0%, due to the acquisition-related increase in assets under management and an increase in annuity sales at AFC, and
•	Increase in earnings on bank-owned life insurance of $455,000 primarily due to an increase in the amount of bank-owned policies resulting from the Union Trust acquisition and the 2008 purchase of additional policies.
•	Incurred $15.6 million of net investment securities losses, of which $15.0 million was due to the write-down of other-than-temporarily-impaired securities resulting from investments in Auction Pass-Through Certificates with an amortized cost of $15.0 million issued by trusts sponsored by Merrill Lynch & Co, the assets of which consisted of Freddie Mac preferred stock. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result of this action, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates. Through December 31, 2008, the Freddie Mac preferred stock collateralizing the securities had severely declined in value, and as a result, we recorded full impairment of the investment. The remaining $624,000 of net investment securities losses was the result of a first quarter gain of $180,000 resulting from the restructuring of certain investment securities acquired from Union Trust, net of third quarter losses of $804,000 related to the sales of certain preferred stock holdings.

Non-Interest Expenses

Total non-interest expense increased $13.1 million, or 39.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The significant changes in 2008 compared to 2007 include:

•	Increase in salary and employee benefit costs of $5.6 million, or 30.3%, primarily due to the Union Trust acquisition, including the retention of additional staff to facilitate the integration,
•	Increase in net occupancy and fixed asset costs of $1.3 million, or 46.9%, and $1.2 million, or 52.4%, respectively, primarily due to the addition of 10 branches resulting from the Union Trust acquisition,
•	Increase in other non-interest expenses of $5.0 million, or 54.5%, for 2008 compared to 2007, primarily due to integration costs associated with the Union Trust acquisition and other incremental cost increases resulting from the Union Trust acquisition, such as courier costs, debit card program costs, postage, and donations. In addition, we experienced an increase of $745,000 in foreclosure and collection costs and expenses on other real estate owned related to the increase in non-performing assets, and
•	Improvement in the efficiency ratio (non-interest expense divided by net interest income plus non-interest income excluding net investment securities losses) to 53.50% for the year ended December 31, 2008, compared to 53.88% for 2007.

In 2009, under the increased FDIC assessment rates, our contribution to the DIF is expected to increase to approximately $2.0 million from $441,500 in 2008. In addition to the general increase in the assessment rate, the FDIC is expected to impose a special 10 basis point assessment for the third quarter of 2009, which as presented, would increase our contribution approximately $1.5 million.

Comparison of 2007 to 2006

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

Net Interest Income

Net interest income decreased 8.0%, or $4.3 million, which was primarily a function of the flat yield curve, which drove up deposit and borrowing costs more significantly than income on earning assets, and the addition of a full year of interest cost on the trust preferred securities issued during 2006. As a result, the net interest margin on a fully-taxable equivalent basis was 3.09% in 2007, compared to 3.36% in 2006. Net interest income was $51.3 million on a fully-taxable equivalent basis in 2007, compared to $55.4 million in 2006, a decrease of $4.1 million.

Impact of Rates.  Overall, during 2007 compared to 2006, our net interest income was adversely impacted $1.8 million due to rate changes, with increased earning asset yields contributing $1.7 million, while increased funding costs decreased net interest income $3.5 million. During the first three quarters of 2007, benchmark interest rates were at levels above those in 2006 and remained relatively stable until declines in the fourth quarter of a one half percentage point, followed by two quarter percentage point decreases, in the Fed Funds Rate, which culminated at 4.25% at December 31, 2007. The slope of the curve was relatively flat, thus the spread between short-term and long-term rates was historically low. Interest income on securities was positively impacted $882,000 during 2007 as a result of new investments being added to the portfolio at higher yields than maturing investments. Our loan yields were also positively impacted $851,000 due to increases in market rates, in addition to the mid-year credit and subprime crisis, which has resulted in the gradual return of pricing credit risk into loan rates. For our interest-bearing liabilities, the higher rate environment and flat yield curve during 2007 had a negative impact as maturing deposit products and term borrowings re-priced upward upon maturity. As a result of the rate environment and the highly competitive environment in which we compete, we raised the rates paid on certain deposit products, primarily certificates of deposit and money market accounts, as competitors also raised rates paid on such products. Due to the increase in rates paid on deposit products, our interest expense increased $2.2 million in 2007 compared to 2006. In addition, in 2007, we were negatively impacted $835,000 due to increases in short-term borrowing rates, which were primarily overnight funds from the FHLB and $468,000 due to increased rates paid on our brokered certificate of deposits.

Impact of Volume.  Overall, during 2007 compared to 2006, our net interest income was negatively impacted $2.3 million due to volume changes, with average earning asset growth and mix reducing the margin $1.0 million, and the need for increased funding to support the average asset growth decreased net interest income $1.3 million. During 2007, average investment volume increases contributed $2.4 million to net interest income, while average loan balance declines reduced the margin $3.5 million. In order to fund the modest average balance sheet growth experienced during 2007, average retail deposits increased $49.4 million, or 5.8%, and borrowings increased $41.5 million, or 11.0%, partially offset by a $95.2 million, or 44.0%, decline in average brokered deposits. During 2007, the “all in” cost of brokered certificates of deposit was greater than the borrowing cost for wholesale repurchase agreements or FHLB advances with similar maturities, thus resulting in the decline in brokered certificate of deposit balances.

Provision for Loan Losses

During 2007, we provided $100,000 of expense to the provision for loan losses compared to $2.2 million for 2006. The decrease to the ALL for 2007 was primarily due to the contraction of the loan portfolio, which decreased $72.5 million, or 6.0%, from December 31, 2006 to December 31, 2007. In 2007, the ratio of non-performing loans to total loans decreased to 0.93% from 1.12% in 2006. In addition, net charge-offs were $62,000 less in 2007 compared to 2006. The ALL as a percentage of total loans was 1.19% at December 31, 2007, a decrease from 1.23% at December 31, 2006.

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

Non-Interest Expenses

Non-interest expenses decreased to $33.7 million for the year ended December 31, 2007, from $34.2 million in 2006, a change of $538,000, or 1.6%. The decrease, primarily in ‘Other’ expenses, was due to a $645,000 charge in 2006 related to the Steamship Navigation et al litigation involving CNB, $308,000 in expenses incurred in 2006 as part of the merger of CNB and the former UnitedKingfield Bank, a $297,000 decline in director fees in 2007 as a portion of director fees are indexed to the stock price and the stock price has decreased since December 31, 2006, and a $288,000 decline in legal costs due to the completion of the litigation pending in 2006 and related legal cost insurance reimbursements received in 2007. These decreases were somewhat offset by increased employee compensation costs of $506,000, or 2.8%, due to normal salary and benefit cost increases, furniture, equipment and data processing costs of $143,000, or 6.5%, as a result of increased amortization and depreciation costs associated with technology purchases (software and hardware) necessary to support our growth and information security initiatives, and net occupancy costs of $239,000, or 9.6%, primarily due to increased utility costs, repairs and maintenance costs on various facilities, and depreciation costs on the renovated Spear Block Rockland branch which was placed into service during the first quarter of 2007.

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

Financial Condition

Overview

Total assets at December 31, 2008 were $2.3 billion, an increase of $624.7 million, or 36.4%, from December 31, 2007. This increase was primarily the result of the Union Trust acquisition as further described in Note 2 of the Notes to Consolidated Financial Statements. The change in assets consisted primarily of a $351.2 million increase in net loans, a $186.4 million increase in investments, a $42.7 million increase in intangible assets (including goodwill), and an $18.0 million increase in the cash surrender value of bank-owned life insurance. Total liabilities increased $578.5 million as total deposits (including brokered deposits) increased $371.5 million and borrowings increased $201.7 million. Total shareholders’ equity increased $46.2 million, which was a result of the issuance of $43.5 million of common stock related to the Union Trust acquisition and current year earnings, partially offset by other comprehensive loss, common stock repurchases and dividends declared to shareholders.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and, as a result, have classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in SFAS No. 157. Effective September 30, 2008, we adopted FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active. Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets. Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets. Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect a company’s market assumptions.

As noted in Note 18 to the Consolidated Financial Statements, all of our fair value measurements utilize Level 2 inputs. Our Level 2 financial instruments consist primarily of available for sale debt securities. These debt securities were initially valued at their transaction price and subsequently valued at prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads. Such inputs are observable in the market or can be derived principally from or corroborated by observable market data. When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources. Our fair values assumed liquidation in an orderly market and not under distressed circumstances. If we were required to sell these securities in a distressed fashion, actual proceeds received could potentially be significantly less than their fair values.

Cash and Due From Banks

Cash and due from banks increased 22.3%, or $6.4 million, at December 31, 2008 compared to 2007, primarily due to an increase in clearing funds required to be held at the Federal Reserve Bank due to the Union Trust acquisition and the year end timing of funding wires on our official check program, in part offset by declines in compensating balances maintained at correspondent banks.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and FRB stock, investment grade corporate bonds and equities are used to diversify our revenues, provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment securities increased $186.4 million, or 38.5%, to $670.0 million at December 31, 2008, which includes $129.4 million from the Union Trust acquisition, and net purchases during the year of $57.0 million. We have investment securities in both the available-for-sale and held-to-maturity categories.

During 2008 and 2007, we purchased additional securities of state and political subdivisions and classified them as “held to maturity.” Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2008, we had $89,000 of unrealized losses on securities available for sale, net of the deferred taxes, compared to $1.5 million of unrealized gain, net of deferred taxes, at December 31, 2007. The change from 2007 to 2008 is primarily attributed to a decline in the valuation of non-agency securities.

As previously noted, we incurred $15.6 million of net investment securities losses for the year ended December 31, 2008, of which $15.0 million was due to the write-down of other-than-temporarily impaired securities resulting from investments in Auction Pass-Through Certificates issued by trusts sponsored by Merrill Lynch & Co, the assets of which consisted of Freddie Mac preferred stock. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result of this action, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates. Through December 31, 2008, the Freddie Mac preferred stock collateralizing the securities had severely declined in value, and as a result, we recorded full impairment of the investment.

At December 31, 2008, we held Duff & Phelps (DNP) Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. We believe the failed auctions are a temporary liquidity event related to this asset class of securities. The security is rated Triple-A by Moody’s and Standard and Poor’s. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

The $46.8 million of private issue collateralized mortgage obligations are rated Triple-A by two of the three major rating agencies.

The following table sets forth the carrying amount of our investment securities as of the dates indicated:

	December 31,
(Dollars in Thousands)	2008		2007		2006
Securities available for sale:
Obligations of US government sponsored enterprises	$4,603	0.8%	$11,993	2.8%	$66,239	16.2%
Obligations of states and political subdivisions	25,347	4.2%	7,250	1.7%	7,406	1.8%
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	525,336	86.7%	317,332	75.0%	318,171	77.6%
Private issue collateralized mortgage obligations	46,777	7.7%	64,763	15.3%	15,060	3.7%
Total debt securities	602,063	94.4%	401,338	94.8%	406,876	99.3%
Equity securities	3,968	0.6%	21,770	5.2%	3,050	0.7%
Total securities available for sale	606,031	100.0%	423,108	100.0%	409,926	100.0%
Securities held to maturity:
U.S. Treasury	—	—	—	—	439	1.3%
Obligations of states and political subdivisions	42,040	100.0%	40,726	100.0%	33,728	98.7%
Total securities held to maturity	42,040	100.0%	40,726	100.0%	34,167	100.0%
	$648,071		$463,834		$444,093

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our investment securities at December 31, 2008.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. government sponsored enterprises:
Due in 1 to 5 years	$4,603	4.02%	—	—
	4,603	4.02%	—	—
State and political subdivisions:
Due in 1 year or less	4,164	4.03%	—	—
Due in 1 to 5 years	6,779	3.75%	3,146	3.53%
Due in 5 to 10 years	8,447	3.70%	18,725	3.81%
Due after 10 years	5,957	3.90%	20,169	4.01%
	25,347	3.81%	42,040	3.89%
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises:
Due in 1 year or less	1,293	4.16%	—	—
Due in 1 to 5 years	35,688	4.30%	—	—
Due in 5 to 10 years	46,539	5.13%	—	—
Due after 10 years	441,816	5.06%	—	—
	525,336	5.01%	—	—
Private issue collateralized mortgage obligations:
Due in 5 to 10 years	3,482	5.14%	—	—
Due after 10 years	43,295	4.92%	—	—
	46,777	4.94%	—	—
Equity securities:
Due after 10 years	3,968	1.77%	—	—
	3,968	1.77%	—	—
Total securities	$606,031	4.93%	$42,040	3.89%

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB Boston stock based on the level of its FHLB advances. As of December 31, 2008 and 2007, our investment in FHLB stock totaled $21.0 million and $19.2 million, respectively. No market exists for shares of the FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.

The FHLB has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, payment of quarterly dividends for 2009 is unlikely. During 2008 and 2007, we received $1.0 million and $1.2 million, respectively, of dividends from the FHLB. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. We will continue to monitor our investment in FHLB stock.

Loans

CNB provides loans primarily to customers located within its geographic market area. Total loans at December 31, 2008 were $1.5 billion, an increase of $355.3 million compared to total loans at December 31, 2007. Excluding the $366.6 million of loans acquired from Union Trust, our loan balance declined $11.3 million primarily in the commercial and commercial real estate portfolios, in part offset by an increase in the consumer loan portfolio reflecting continued demand for home equity loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

December 31,
(Dollars in Thousands)	2008		2007		2006		2005		2004
Residential real estate	$621,048	41%	$410,687	36%	$412,812	34%	$375,399	32%	$322,168	30%
Commercial real estate	400,312	27%	333,506	29%	392,381	32%	429,490	36%	405,004	38%
Commercial	213,683	14%	197,736	17%	213,450	18%	187,752	16%	172,786	16%
Consumer	265,865	18%	203,710	18%	199,486	16%	189,534	16%	169,336	16%
	$1,500,908	100%	$1,145,639	100%	$1,218,129	100%	$1,182,175	100%	$1,069,294	100%

In 2008, residential real estate mortgage loans increased $210.4 million, or 51.2%, as a result of the assumption of $221.0 million from the Union Trust acquisition, in part offset by normal pay downs and declines in demand. The decline in demand was caused by continued volatility in the real estate market resulting from the tightening of credit markets and general declines in real estate values, which have negatively impacted consumer demand for mortgage loans. In 2007, residential real estate mortgage loans decreased by $2.1 million, or 0.5%. During 2008 and 2007, we did not sell any fixed-rate residential mortgage loans on the secondary market, although at December 31, 2008, we had a commitment to sell $3.0 million of loans to Freddie Mac. Residential real estate loans consist of loans secured by one-to-four family residences. We generally retain adjustable-rate mortgages in the portfolio and, based on market risk assessments, frequently will retain fixed-rate mortgages. Due to recent declines in long-term mortgage rates and an increase in refinance activity, we are pursuing plans to sell current production falling under specified rates, as determined by our Asset/Liability Committee (“ALCO”).

Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate, and commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. In 2008, commercial real estate loans increased $66.8 million, or 20.0%, as a result of the assumption of $86.5 million from the Union Trust acquisition, partially offset by continued pay-offs and normal pay downs of the commercial real estate portfolio, combined with softening demand due to current economic factors and increased competition related to the rate and structure of loan agreements. In addition, we charged-off $3.2 million of commercial real estate loans and moved approximately $3.6 million to other real estate owned. In 2008, commercial loans increased

$15.9 million, or 8.1%, as a result of the Union Trust acquisition, partially offset by softening demand, continued pay-offs and normal pay downs of the commercial portfolio.

In 2007, commercial real estate and commercial loans decreased $58.9 million and $2.5 million, respectively, which reflected our conservative posture in commercial real estate lending activity due to an environment of increased competition, including from commercial lending conduits, highlighted by relaxed credit structures and low long-term fixed rate commitments, which we felt did not provide an adequate reward for the inherent risks.

Consumer loans are originated for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2008, consumer loans increased by $62.2 million, or 30.5%, as a result of the assumption of $25.4 million from the Union Trust acquisition, and continued consumer demand to utilize low rate home equity loans for home improvement, to consolidate debt and for general consumer purposes. In 2007, consumer loans increased by $4.3 million, or 2.1%, for reasons similar to 2008.

Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction related purposes. In 2008, municipal loans increased by $8.0 million, or 68.7%, as a result of the assumption of $2.4 million from the Union Trust acquisition, and increased focus in 2008 on municipal relationships. Municipal loans declined $13.2 million, or 53.2%, for 2007 as a few large loans paid off during the third and fourth quarters of 2007.

Asset Quality

The Board of Directors monitors credit risk management through the Directors’ Loan Committee and Corporate Risk Management. The Directors’ Loan Committee reviews and approves large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. Corporate Risk Management oversees management’s system and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. Our practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Non-accrual loans	$12,501	$10,625	$13,124	$8,938	$5,940
Accruing loans past due 90 days	206	6	555	447	445
Total non-performing loans	12,707	10,631	13,679	9,385	6,385
Other real estate owned	4,024	400	125	—	—
Total non-performing assets	$16,731	$11,031	$13,804	$9,385	$6,385
Non-performing loans to total loans	0.85%	0.93%	1.12%	0.79%	0.60%
Allowance for loan losses to non-performing loans	139.22%	128.43%	109.17%	150.95%	213.64%
Non-performing assets to total assets	0.71%	0.64%	0.78%	0.57%	0.43%
Allowance for loan losses to non-performing assets	105.73%	123.77%	108.18%	150.95%	213.64%

The other real estate owned (“OREO”) balance at December 31, 2008 of $4.0 million consisted of nine properties, including three residential properties, four commercial/mixed use properties, and two parcels of raw land, one of which accounts for $2.3 million of the balance. The OREO balance is higher than we historically have experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Non-Accrual Loans.  A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans at December 31, 2008 were $12.5 million, or 0.83% of total loans, compared to $10.6 million, or 0.93% of total loans, at December 31, 2007. Non-accrual loans at December 31, 2008 were comprised of $5.1 million in residential real estate loans, $5.0 million in commercial real estate loans, and $2.4 million in commercial loans. Non-accrual loans at December 31, 2007 consisted of $6.6 million in commercial real estate loans, $2.2 million in commercial loans, and $1.8 million in residential real estate loans.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $838,000, $535,000 and $676,000 in 2008, 2007, and 2006, respectively. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $498,000, $456,000 and $582,000 in 2008, 2007 and 2006, respectively.

Potential Problem Loans.  We classify certain loans as “substandard” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due at December 31, 2008. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At December 31, 2008, potential problem loans amounted to approximately $4.1 million, or 0.27% of total loans, compared to $936,000, or 0.08% of total loans at December 31, 2007. The increase realized in 2008 was due primarily to a single loan relationship totaling approximately $2.1 million, secured by commercial real estate.

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. During 2008, there were no significant changes to the allowance assessment methodology.

The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Allowance at the beginning of period	$13,653	$14,933	$14,167	$13,641	$14,135
Acquired from Union Trust	4,369	—	—	—	—
Provision for (recovery of) loan losses	4,397	100	2,208	1,265	(685)
Charge-offs:
Residential real estate loans	221	50	—	55	55
Commercial real estate	3,236	416	1,030	30	14
Commercial loans	1,286	1,411	569	885	229
Consumer loans	810	315	234	254	201
Total loan charge-offs	5,553	2,192	1,833	1,224	499
Recoveries:
Residential real estate loans	12	—	13	25	35
Commercial real estate loans	78	215	—	5	5
Commercial loans	422	425	202	306	500
Consumer loans	313	172	176	149	150
Total loan recoveries	825	812	391	485	690
Net charge-offs (recoveries)	4,728	1,380	1,442	739	(191)
Allowance at the end of the period	$17,691	$13,653	$14,933	$14,167	$13,641
Average loans outstanding	$1,517,863	$1,187,627	$1,225,933	$1,129,004	$1,009,649
Net charge-offs to average loans outstanding	0.31%	0.12%	0.12%	0.07%	(0.02)%
Provision for loan losses to average loans outstanding	0.29%	0.01%	0.18%	0.11%	(0.07)%
Allowance for loan losses to total loans	1.18%	1.19%	1.23%	1.20%	1.28%
Allowance for loan losses to net charge-offs	374.18%	989.35%	1035.58%	1917.05%	(7141.88)%
Allowance for loan losses to non-performing loans	139.22%	128.43%	109.17%	150.95%	213.64%
Allowance for loan losses to non-performing assets	105.73%	123.77%	108.18%	150.95%	213.64%

Provisions are made in order to maintain the ALL at a level that we believe is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. During 2008, we provided $4.4 million of expense to the ALL compared to $100,000 in 2007. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system that enables us to adequately identify the risks being undertaken, as well as migration within the overall loan portfolio.

Despite being proactive on all matters relating to risk management, we have not been immune from the adverse effects of the weakening national and local economies on our loan portfolio. This is evidenced by an increase in net charge-offs to average loans, which was 0.31% for 2008 compared to 0.12% for 2007, mainly associated with commercial real estate and commercial loans. Non-performing assets as a percentage of total assets amounted to 0.71% at December 31, 2008, compared to 0.64% at December 31, 2007, primarily resulting from an increase in other real estate owned. Actual net charge-offs were $4.7 million for 2008 compared to $1.4 million in 2007. We believe that the actions taken during the year to increase our provision have been prudent given the risks and uncertainties in the economy at this time. At December 31, 2008, the ALL of $17.7 million, or 1.18% of total loans outstanding and 139.2% of total non-performing loans, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed. The ALL was 1.19% of total loans outstanding and 128.4% of total non-performing loans at December 31, 2007.

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

For further discussion of the ALL, refer to the Critical Accounting Policies section, Item 1A. Risk Factors and the Notes to the Consolidated Financial Statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

As of December 31,
	2008		2007		2006		2005		2004
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Balance at end of year applicable to:
Commercial and commercial real estate loans	$10,136	41%	$9,249	46%	$10,691	50%	$10,148	52%	$9,407	54%
Residential real estate loans	2,985	41%	1,461	36%	1,370	34%	1,172	32%	1,122	30%
Consumer loans	2,294	18%	1,169	18%	1,097	16%	1,011	16%	1,182	16%
Unallocated	2,276	N/A	1,774	N/A	1,775	N/A	1,836	N/A	1,930	N/A
	$17,691	100%	$13,653	100%	$14,933	100%	$14,167	100%	$13,641	100%

Net Premises and Equipment

Net premises and equipment increased $6.2 million, to $25.9 million, at December 31, 2008, due to the fixed assets acquired from Union Trust, primarily branch facilities.

Intangible Assets

In 2008, intangible assets, including core deposit, trust relationship and goodwill, increased $4.2 million, $678,000, and $37.9 million, respectively, all related to the Union Trust acquisition.

Investment in Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) amounted to $40.5 million and $22.5 million at December 31, 2008 and 2007, respectively, with the increase due to $9.5 million acquired from Union Trust, the purchase of $7.5 million of additional bank-owned policies, and normal increases in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account product. All such general account carriers were rated “A” or better by two of the three major rating agencies at December 31, 2008. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Income.

Deposits

CNB receives transaction account, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System (“CDARS”). Total deposits of $1.5 billion at December 31, 2008 increased $371.5 million over 2007, primarily reflecting the assumption of $331.5 million of deposits from the Union Trust acquisition. Excluding the amounts assumed from Union Trust, retail certificate of deposits increased $100.5 million as consumers sought security and responded positively to several CD rate specials promoted during the year, while checking accounts (demand deposit and NOW accounts) declined $21.9 million and money market accounts declined $40.4 million as consumers moved money to higher yielding accounts. At December 31, 2008, CNB had $83.4 million of brokered deposit balances, of which $51.7 million were brokered certificates of deposit and $31.7 were brokered money market accounts. At December 31, 2007, CNB had $74.1 million in brokered deposit balances, all of which were brokered certificates of deposit. At December 31, 2008, CNB had $53.4 million with CDARS, which is up from $4.8 million at December 31, 2007 as consumers were increasingly interested in the FDIC insurance coverage provided by CDARS.

In 2007, total deposits decreased $67.8 million, which included declines in savings accounts of $10.7 million, retail certificates of deposit of $11.0 million, and brokered certificate of deposits of $85.0 million, while money market accounts increased $37.1 million and total transaction accounts increased $1.9 million. Brokered deposits ended 2007 down $85.0 million as maturities during the year were not renewed due to the use of lower costing funding alternatives.

Borrowings

In 2008, borrowings increased $201.7 million primarily due to an increase in other borrowed funds which resulted from an increase in overnight funds with the FHLB and the increased use of commercial repurchase agreements as an alternate funding source. Through the Union Trust acquisition, we assumed $165.3 million of borrowings, the majority of which was comprised of $99.4 million of short-term borrowings and $58.6 million of term advances with the FHLB. In 2007, borrowings from the FHLB decreased $68.9 million as we shifted to the use of wholesale repurchase agreements, which offered better rates and interest rate risk protection in an upward rate change scenario. The shift to wholesale repurchase agreements resulted in an $81.7 million increase in other borrowed funds. In January 2007, we settled the $24.4 million due to broker liability related to the 2006 year-end trade date security purchase. We also borrowed $10.0 million on December 28, 2007 to have adequate funds for the cash portion of the Union Trust acquisition. The note payable was completely paid off in early January 2008.

The borrowings we have utilized have primarily been advances from the FHLB. In addition, we use Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 42.6% of all borrowings mature or reprice within the next three months. The following table presents certain information regarding short-term borrowings included in other borrowed funds for the years ended:

	As of December 31,
(Dollars in Thousands)	2008	2007	2006
Balance outstanding at end of year	$232,705	$73,333	$149,512
Average balance outstanding	154,583	118,811	170,930
Maximum amount outstanding at any month-end during the year	232,705	201,669	206,589
Weighted average interest rate during the year	2.37%	4.05%	4.20%
Weighted average interest rate at end of year	0.74%	3.36%	4.01%

Shareholders’ Equity

Shareholders’ equity increased 38.4% due to the issuance of $43.5 million of common stock related to the Union Trust acquisition and current year earnings of $15.3 million, in part offset by other comprehensive loss of $1.9 million, net of taxes, related to unrealized losses on securities available for sale and postretirement plans, share buybacks of $3.5 million, and shareholder dividends declared of $7.7 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	As of December 31,
	2008	2007	2006
Return on average equity	9.15%	18.34%	18.40%
Average equity to average assets	7.28%	6.33%	6.36%
Dividend payout ratio	49.50%	31.07%	30.03%
Dividends paid per share	$0.99	$0.96	$0.88
Book value per share	21.78	18.45	16.18

Liquidity

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy its varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2008 and 2007, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For 2008, average deposits of $1.5 billion increased by $288.3 million, or 24.7%, compared to 2007. Comparing average deposits for 2008 to 2007, average checking, savings, retail certificate of deposit and money market account balances increased $117.9 million, $43.4 million, $142.0 million and $34.7 million, respectively, while average brokered deposits decreased $49.7 million. Included in the money market deposit category are deposits from AT, representing client funds. The balance in the AT client money market account, which was $69.4 million on December 31, 2008, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust, N.A. The increase in all retail deposit account types during 2008 was due to the Union Trust acquisition. The increase in money market accounts and retail certificates of deposit during 2008 was the result of consumer interest in more secure places for their money and the rates paid relative to other alternatives.

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in Thousands)	December 31, 2008
Time remaining until maturity:
Less than 3 months	$40,705
3 months through 6 months	49,933
6 months through 12 months	87,723
Over 12 months	60,525
$238,886

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for 2008 was $655.9 million, an increase of $200.9 million, from $455.0 million during 2007. The increase included the borrowings and debt assumed through the Union Trust acquisition. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $650.7 million and $454.8 million at December 31, 2008 and 2007, respectively. The carrying value of securities pledged as collateral at the FHLB was $135.8 million and $110.3 million at December 31, 2008 and 2007, respectively. Through our bank subsidiary, we have an available line of credit with the FHLB of $9.9 million at December 31, 2008 and 2007. We had no outstanding balance on the line of credit with the FHLB at December 31, 2008. At December 31, 2007, we had $841,000 outstanding on the line of credit, which was paid off on January 2, 2008. We also borrowed $10.0 million on December 28, 2007 as bridge financing for the cash portion of the Union Bankshares Company acquisition. The note payable was paid off in early January 2008, but remains available to us through December 28, 2009.

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

Loan demand also affects our liquidity position. However, of the loans maturing over one year, approximately 55.5% are variable rate loans. The following table presents the maturities of loans at December 31, 2008:

(Dollars in Thousands)	<1 Year	1 Through 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$3,907	$15,133	$373,581	$392,621
Commercial real estate	3,637	17,338	44,434	65,409
Commercial	10,421	33,145	8,137	51,703
Consumer	2,845	8,405	113,889	125,139
Variable Rate:
Residential real estate	25	772	227,630	228,427
Commercial real estate	9,945	22,633	302,325	334,903
Commercial	54,420	16,435	70,852	141,707
Consumer	2,612	196	138,542	141,350
Municipal	9,782	4,182	5,685	19,649
	$97,594	$118,239	$1,285,075	$1,500,908

Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceed regulatory guidelines at December 31, 2008 and December 31, 2007. Our Tier 1 capital to risk weighted assets was 11.1% and 13.4% at December 31, 2008 and 2007, respectively (see Item 8., Note 19, Regulatory Capital Requirements, of the Notes to Consolidated Financial Statements). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 7.2% and 8.6% at December 31, 2008 and 2007, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2008, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $166.4 million and $120.2 million, or 7.1% and 7.0%, of total assets at December 31, 2008 and 2007, respectively. The $46.2 million, or 38.4%, increase in shareholders’ equity in 2008 was primarily attributable to the issuance of $43.5 million of common stock related to the Union Trust acquisition and current year net income of $15.3 million, all partially offset by $1.9 million in other comprehensive loss, net of taxes, related to unrealized losses on securities available for sale and postretirement plans, $3.5 million in open market common stock repurchases, and $7.7 million in cash dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $7.3 million, $6.3 million and $6.2 million for 2008, 2007 and 2006, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. CNB declared dividends in the aggregate amount of $12.0 million and $34.0 million in 2008 and 2007, respectively. AT declared dividends in the aggregate amount of $850,000 in 2008 and $2.0 million in 2007. The increase in dividends declared by the subsidiaries in 2007 was necessary to fund the acquisition of Union Bankshares Company. Under regulations prescribed by the OCC, without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Trust acquisition and a loss in the third quarter of 2008 related to the investment securities losses, CNB sought and obtained OCC approval to pay dividends in the third and fourth quarters of 2008 in excess of its current and retained net income for the period from January 1, 2006 through September 30, 2008. We expect this OCC approval to remain in place until CNB’s retained net income meets the required regulatory levels and approval is no longer necessary. However, if we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

In June 2008, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year, expiring July 1, 2009. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to our capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of December 31, 2008, we repurchased 50,000 shares of common stock at an average price of $32.00 under the current plan. In June 2007, the Board of Directors voted to authorize us to purchase up to 750,000 shares of our outstanding common stock for a period of one year, expiring July 1, 2008, for reasons similar to the current plan. Up to the June 30, 2008 expiration date of the 2007 plan, we repurchased 59,362 shares of common stock at an average price of $32.29, all of which were purchased during 2008.

On April 29, 2003, our shareholders approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under this Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options shall be exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, we had three stock option plans. Under all three plans, the options were immediately vested when granted, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of our stock on the date of grant. For further information on equity compensation plans and related accounting treatment, refer to Note 1 and Note 15 within the Notes to Consolidated Financial Statements of Item 8.

The U.S. Treasury Department, working with the Federal Reserve Board, recently announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), which is intended to stabilize the financial services industry. One of the components of the TARP Capital Purchase Program is a $250 billion voluntary capital purchase program for certain qualified and healthy banking institutions. Pursuant to the TARP Capital Purchase Program, the U.S. Treasury Department will purchase from qualifying financial institutions, a limited amount of senior perpetual preferred securities generally equal to 1 – 3% of a company’s risk-weighted assets. The U.S. Treasury Department will also receive a warrant for the purchase of common stock with an aggregate market value equal to 15% of the value of the preferred securities purchased. Such preferred shares will pay a dividend of 5% for the first five years and will increase to 9% thereafter. In addition, subject to certain limited exceptions, financial institutions participating in the TARP Capital Purchase Program will be prohibited from (a) increasing their dividend to common shareholders and (b) conducting share repurchases without the prior approval of the U.S. Treasury Department. Participating financial institutions will also be subject to certain limitations on executive compensation as well as other conditions. As set forth above, we are “well capitalized” under all applicable regulatory measures. On November 20, 2008, we announced that we would not participate in the TARP Capital Purchase Program based upon our strategic plan and capital position, and the constraints and uncertainties surrounding the TARP Capital Purchase Program.

Contractual Obligations and Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2008, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,734	$1,321	$413	$—	$—
Commercial Commitment Letters	3,862	3,862	—	—	—
Residential loan origination	16,536	16,536	—	—	—
Home Equity Line of Credit Commitments	157,542	2,444	1,757	43	153,298
Other Commitments to Extend Credit	126,402	101,752	6,417	2,149	16,084
Total	$306,076	$125,915	$8,587	$2,192	$169,382

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts.

At December 31, 2008, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,937	$795	$1,548	$1,057	$2,537
Capital Leases	1,248	38	85	96	1,029
Construction contracts	—	—	—	—	—
Borrowings from the FHLB	419,260	227,618	108,555	41,659	41,428
Commercial Repurchase Agreements	126,577	—	20,000	101,000	5,577
Other Borrowed Funds	72,370	72,370	—	—	—
Junior Subordinated Debentures	43,410	—	—	—	43,410
Note Payable	188	23	51	60	54
Other Contractual Obligations	1,314	231	1,083	—	—
Total	$670,304	$301,075	$131,322	$143,872	$94,035

Borrowings from the FHLB consist of short- and long-term fixed and variable rate borrowings and are collateralized by all stock in the FHLB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. Junior subordinated debentures are described in Item 8. Note 10. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. During 2006 and 2007, we had a notional principal amount of $50.0 million in floor agreements, which, due to changes in market interest rates at the end of the fourth quarter of 2007, we sold the contracts as of December 31, 2007. Through the acquisition of Union Trust, we acquired a cap agreement with a notional amount of $20.0 million which expires on March 15, 2010.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates for 2008 and 2007. Although our policy specifies a 200 basis point downward shift, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following discloses our NII sensitivity analysis, as measured over the past two years, reflecting the quarterly high, low and average percentage of exposure over a 1-year horizon for each year.

	2008 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	(2.50%)	(0.40%)	0.15%
-100 bp	(3.30%)	(0.20%)	(1.33%)

	2007 Estimated Changes in NII
Rate Change	High	Low	Average
+200 bp	(5.50%)	(2.00%)	(3.83%)
-200 bp	4.40%	1.10%	2.35%

During the fourth quarter 2008, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon: a positive 2.10% change in a 200 bp upward scenario, and a negative 0.20% change in a 100 bp downward scenario. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

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

The most significant factor affecting the changes in market risk exposure during the fourth quarter of 2008 were loan cash flows being replaced with mortgage-backed securities at a significantly lower yield resulting in lower projected net interest income in all scenarios. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly downward during the first year as reductions to funding costs cannot offset declining asset yields. Beyond year one, net interest income will continue to be under pressure as funding cost reductions slow and loan reinvestment yields, as a result of the current lower rate environment, are lower than current portfolio yield levels. In a falling interest rate environment, net interest income is expected to decrease slightly during the first year, as floating rate asset yields decline more quickly than funding cost can be adjusted. Beyond the first year, as opportunities to further reduce funding costs become more difficult and accelerated loan prepayments continue to drive asset yields lower, a more downward trend in net interest income is expected. In a sustained rising interest rate environment, net interest income is expected to initially trend up slightly as increases in asset yields outpace rising funding costs. However, once funding costs stabilize and the asset base continues to reprice upward and replace lower yields net interest income is expected to increase in year two. If the yield curve were to flatten as rates rise, some of the benefit could be diminished. The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2008, we had a notional principal amount of $20.0 million in a cap agreement. During 2007, we had a notional principal amount of $50.0 million in floor agreements, which we sold as of December 31, 2007. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies. These instruments are more fully described in Notes 1 and 17 of the Notes to Consolidated Financial Statements.

Other Market Risk

We are also subject to other market risks, including but not limited to, operational risks, actions of government agencies, solvency of counter-parties, changes in investment markets, and changes in consumer demand. For further descriptions of these additional market risks, refer to Risk Factors with Item 1A.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Related Party Transactions

CNB is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with CNB’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with CNB’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). As described more fully in Notes 4 and 9 of the Notes to Consolidated Financial Statements, we have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2008	2007
ASSETS
Cash and due from banks	$35,195	$28,790
Securities
Securities available for sale, at fair value	606,031	423,108
Securities held to maturity, at amortized cost (fair value $41,954 and $41,013 at December 31, 2008 and 2007, respectively)	42,040	40,726
Federal Home Loan and Federal Reserve Bank stock, at cost	21,969	19,814
Total securities	670,040	483,648
Loans	1,500,908	1,145,639
Less allowance for loan losses	(17,691)	(13,653)
Net loans	1,483,217	1,131,986
Goodwill	41,857	3,991
Bank-owned life insurance	40,459	22,509
Premises and equipment, net	25,872	19,650
Interest receivable	8,325	7,098
Core deposit intangible	4,518	320
Other real estate owned	4,024	400
Other assets	27,989	18,396
Total assets	$2,341,496	$1,716,788
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$180,407	$141,858
Interest checking, savings and money market	632,664	516,939
Retail certificates of deposit	593,013	385,136
Brokered deposits	83,433	74,118
Total deposits	1,489,517	1,118,051
Federal Home Loan Bank advances	258,925	270,717
Other borrowed funds	359,470	153,333
Junior subordinated debentures	43,410	36,083
Accrued interest and other liabilities	23,774	18,401
Total liabilities	2,175,096	1,596,585
Commitments and Contingencies (Notes 6, 14, 15, 17 and 19)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,638,713 and 6,513,573 shares on December 31, 2008 and 2007, respectively	2,851	2,522
Surplus	46,133	2,629
Retained earnings	118,564	114,289
Accumulated other comprehensive (loss) income
Net unrealized (losses) gains on securities available for sale, net of tax	(89)	1,516
Net unrecognized losses on postretirement plans, net of tax	(1,059)	(753)
Total accumulated other comprehensive (loss) income	(1,148)	763
Total shareholders’ equity	166,400	120,203
Total liabilities and shareholders’ equity	$2,341,496	$1,716,788

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2008	2007	2006
Interest Income
Interest and fees on loans	$96,716	$84,603	$87,335
Interest on U.S. government and sponsored enterprise obligations	25,750	19,053	17,229
Interest on state and political subdivision obligations	2,695	1,674	1,484
Interest on federal funds sold and other investments	1,959	2,406	1,190
Total interest income	127,120	107,736	107,238
Interest Expense
Interest on deposits	31,700	36,452	35,017
Interest on borrowings	22,250	19,033	16,394
Interest on junior subordinated debentures	2,949	2,381	1,637
Total interest expense	56,899	57,866	53,048
Net interest income	70,221	49,870	54,190
Provision for Loan Losses	4,397	100	2,208
Net interest income after provision for loan losses	65,824	49,770	51,982
Non-Interest Income
Service charges on deposit accounts	5,375	3,447	3,436
Other service charges and fees	2,720	1,833	1,646
Income from fiduciary services	6,453	4,914	4,455
Brokerage and insurance commissions	1,371	826	469
Mortgage servicing income, net	(361)	127	132
Bank-owned life insurance	1,287	832	800
Other income	439	673	691
Total non-interest income before net investment securities losses	17,284	12,652	11,629
Net investment securities losses	(15,574)	—	—
Total non-interest income	1,710	12,652	11,629
Non-Interest Expenses
Salaries and employee benefits	24,093	18,486	17,980
Net occupancy	4,023	2,739	2,500
Furniture, equipment and data processing	3,574	2,345	2,202
Amortization of core deposit intangible	822	856	864
Other expenses	14,304	9,260	10,678
Total non-interest expenses	46,816	33,686	34,224
Income before income taxes	20,718	28,736	29,387
Income Taxes	5,383	8,453	9,111
Net Income	$15,335	$20,283	$20,276
Per Share Data
Basic earnings per share	$2.00	$3.09	$2.93
Diluted earnings per share	2.00	3.09	2.93
Weighted average number of shares outstanding	7,674,827	6,557,102	6,919,579

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Surplus	Retained Earnings	Net Unrealized (Losses) Gains on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2005	$2,450	$4,098	$126,687	$(3,584)	$(113)	$—	$129,538
Net income for 2006	—	—	20,276	—	—	—	20,276
Change in unrealized losses on derivative instruments, net of taxes of $46	—	—	—	—	(85)	—	(85)
Change in unrealized losses on securities available for sale, net of taxes of ($323)	—	—	—	599	—	—	599
Total comprehensive income	—	—	20,276	599	(85)	—	20,790
Adjustment to initially apply SFAS No. 158 postretirement plans, net of taxes of $408	—	—	—	—	—	(758)	(758)
Equity compensation expense	—	172	—	—	—	—	172
Exercise of stock options and issuance of restricted stock (total 28,953 shares)	—	(273)	812	—	—	—	539
Common stock repurchase (941,246 shares)	—	(1,413)	(35,570)	—	—	—	(36,983)
Cash dividends declared ($0.88 per share)	—	—	(6,246)	—	—	—	(6,246)
Balance at December 31, 2006	$2,450	$2,584	$105,959	$(2,985)	$(198)	$(758)	$107,052
Net income for 2007	—	—	20,283	—	—	—	20,283
Adjustment to record derivative as economic hedge	—	—	—	—	198	—	198
Change in unrealized losses on securities available for sale, net of taxes of ($2,424)	—	—	—	4,501	—	—	4,501
Change in net unrecognized losses on post-retirement plans, net of taxes of ($3)	—	—	—	—	—	5	5
Total comprehensive income	—	—	20,283	4,501	198	5	24,987
Equity compensation expense	—	275	—	—	—	—	275
Exercise of stock options and issuance of restricted stock (total 10,743 shares)	72	(59)	235	—	—	—	248
Common stock repurchase (113,950 shares)	—	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($1.20 per share)	—	—	(7,883)	—	—	—	(7,883)
Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203
Net income for 2008	—	—	15,335	—	—	—	15,335
Change in unrealized gains on securities available for sale, net of taxes of $864	—	—	—	(1,605)	—	—	(1,605)
Change in net unrecognized losses on post-retirement plans, net of taxes of $165	—	—	—	—	—	(306)	(306)
Total comprehensive income	—	—	15,335	(1,605)	—	(306)	13,424
Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)	—	43,523	—	—	—	—	43,523
Equity compensation expense	—	250	—	—	—	—	250
Exercise of stock options and issuance of restricted stock (total 12,005 shares)	329	(135)	—	—	—	—	194
Common stock repurchase (109,362 shares)	—	(134)	(3,383)	—	—	—	(3,517)
Cash dividends declared ($1.00 per share)	—	—	(7,677)	—	—	—	(7,677)
Balance at December 31, 2008	$2,851	$46,133	$118,564	$(89)	$—	$(1,059)	$166,400

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2008	2007	2006
Operating Activities
Net income	$15,335	$20,283	$20,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,397	100	2,208
Depreciation and amortization	2,303	1,390	1,633
Equity compensation expense	250	275	172
Decrease (increase) in interest receivable	869	390	(799)
Amortization of core deposit intangible	822	856	864
Net investment securities losses	15,574	—	—
Increase in other assets	(7,950)	(2,624)	(4,904)
(Decrease) increase in other liabilities	(3,878)	1,520	2,540
Net cash provided by operating activities	27,722	22,190	21,990
Investing Activities
Acquisition of Union Bankshares Company	(29,028)	—	—
Proceeds from sales and maturities of securities held to maturity	90	439	392
Proceeds from sales and maturities of securities available for sale	222,435	162,901	58,934
Purchase of securities held to maturity	(39)	(7,018)	(17,442)
Purchase of securities available for sale	(301,784)	(168,852)	(117,598)
Proceeds (purchase) of Federal Home Loan Bank stock	5,946	(1,877)	2,322
Net decrease (increase) in loans	8,289	71,110	(37,396)
Purchase of bank-owned life insurance	(7,450)	—	—
Liquidation of defined benefit pension plan	(2,000)	—	—
Premium received on sale of branch	1,400	—	—
Purchase of premises and equipment	(1,073)	(3,581)	(3,160)
Net cash (used) provided by investing activities	(103,214)	53,122	(113,948)
Financing Activities
Net increase (decrease) in deposits	55,627	(67,750)	21,896
Proceeds from Federal Home Loan Bank long-term advances	201,094	104,858	155,139
Repayments on Federal Home Loan Bank long-term advances	(270,077)	(85,069)	(118,671)
Net change in short-term Federal Home Loan Bank borrowings	78,994	(88,730)	16,530
Net increase in other borrowed funds	36,919	57,356	25,598
Proceeds from issuance of junior subordinated debentures	—	—	36,083
(Decrease) increase in note payable	(10,020)	10,000	—
Common stock repurchase	(3,517)	(4,476)	(36,983)
Proceeds from exercise of stock options	194	248	539
Cash dividends paid on common stock	(7,317)	(6,317)	(6,246)
Net cash provided (used) by financing activities	81,897	(79,880)	93,885
Net increase (decrease) in cash and cash equivalents	6,405	(4,568)	1,927
Cash and cash equivalents at beginning of year	28,790	33,358	31,431
Cash and cash equivalents at end of year	$35,195	$28,790	$33,358
Supplemental information
Interest paid	$57,440	$58,212	$52,032
Income taxes paid	10,924	7,752	9,804
Common stock issued in acquisition	43,523	—	—
Transfer of loans to other real estate owned	3,924	410	474

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies

Camden National Corporation (the “Company”), a Maine corporation, is the bank holding company for Camden National Bank (the “Bank”) and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 37 banking offices and ATMs in Maine. Acadia Trust, N.A. provides trust and investment management services to their clients, who are primarily located in the State of Maine, and to the clients of the Bank.

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, (collectively “Union Trust”). Immediately after the acquisition, Union Trust was merged into Camden National Bank. The financial results of Union Trust are included in the Company’s financial results beginning on the January 3, 2008 acquisition date.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

Principles of Consolidation.  The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank (a wholly owned bank subsidiary), and Acadia Trust, N.A. (a wholly owned non-bank subsidiary). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Assets held by the non-bank subsidiary in a fiduciary capacity are not assets of the Company and, therefore, are not included in the Consolidated Statements of Condition. The Company also owns 100% of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company.

Use of Estimates in the Preparation of Financial Statements.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses (“ALL”), other real estate owned, postretirement benefits and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill, other intangible assets and deferred tax assets.

Cash and Cash Equivalents.  For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The Bank is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the Federal Reserve Bank.

Securities.  Marketable equity and debt securities are classified as either available for sale securities or held to maturity securities. Management determines the classification of a security at the time of its purchase.

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities classified as available for sale are reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss. Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks are non-marketable equity securities reported at cost and evaluated for impairment.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the ratings of the security, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

The Company is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a requirement of membership, the Company must own a minimum amount of FHLB stock based on the level of its FHLB advances. No market exists for shares of the FHLB and therefore they are carried at par value. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While the Company currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB. The FHLB has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, payment of quarterly dividends for 2009 is unlikely. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. The Company will continue to monitor its investment in FHLB stock.

Loans and Allowance for Loan Losses.  Loans held for sale are reported at the lower of cost or market in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. All other loans are reported at amortized cost adjusted for any charge-offs, the ALL and any deferred fees or cost. From time to time, management identifies and designates certain residential mortgage loans (either newly originated mortgage loans or held in the loan portfolio) for sale, and, accordingly, these loans are transferred to loans held for sale.

The ALL is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the ALL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) unallocated allowance. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company uses a risk rating system to determine the credit quality of loans and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. The Company periodically reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the market area, concentration of risk, declines in local property values, and results of regulatory examinations.

Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction loans by one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Company does not typically identify individual loans within these groupings as impaired loans for impairment evaluation and disclosure.

Interest and Fees on Loans.  Interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. Loan origination fees received and certain direct loan origination costs are deferred and recognized in interest income as an adjustment of loan yield. A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Goodwill and Core Deposit Intangible.  Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment. Any impairment write-down would be charged to non-interest expense. Goodwill is evaluated at least annually for impairment utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, as well as an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

Core deposit intangibles represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships (10 years from the acquisition dates). On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

Bank-Owned Life Insurance.  Bank-owned life insurance represents the cash surrender value (“CSV”) of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary. The CSV of the policies is recorded as an asset. Increases in the CSV of the policies, as well as death benefits received net of any CSV, are recorded in non-interest income, and are not subject to income taxes.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Premises and Equipment.  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets.

Other Real Estate Owned.  Other real estate owned (“OREO”) properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at the lower of cost or estimated fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Thereafter, any further declines in the property’s values are recorded against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion must substantiate market value for the property.

Mortgage Servicing.  Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing retained. Capitalized servicing rights, which are reported in other assets, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment for an individual stratum is recognized through earnings to the extent that fair value is less than the capitalized amount for the stratum.

Other Borrowed Funds.  Other borrowed funds consist of commercial and retail repurchase agreements, FHLB overnight borrowings, federal funds purchased, and treasury, tax and loan deposits. Retail repurchase agreements and federal funds purchased generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. Commercial repurchase agreements are callable quarterly, generally 6 to 24 months after issuance, and mature within five years. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury, tax and loan deposits generally do not have fixed maturity dates.

Income Taxes.  Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax implications attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share.  Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the year. Unvested restricted shares and stock options outstanding are not included in common shares outstanding. Diluted EPS reflects the potential that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Postretirement and Supplemental Retirement Plans.  The Company sponsors a postretirement health care plan and life insurance to certain eligible retired employees. The cost of providing postretirement benefits is accrued during the active service period of the employee. A supplemental retirement plan is also maintained for certain officers of the Company. The supplemental retirement plan is accrued on a current basis and recognizes costs over the estimated employee service period.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Stock-Based Compensation.  Effective January 1, 2006, the Company accounts for its stock options and other equity-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Under the provisions of SFAS No. 123(R), the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Compensation cost for stock options granted after January 1, 2006 and restricted stock grants are recognized as non-interest expense in the Consolidated Statements of Income on a straight-line basis over the vesting period of each stock option and restricted share grant. Compensation cost for equity-based compensation includes the impact of an estimated forfeiture rate. Prior to January 1, 2006, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby no compensation cost was recognized for stock options when the initial exercise price equaled the fair market value on the grant date.

See Note 15 for additional information on the Company’s stock-based compensation plan.

Off-Balance Sheet Credit Related Financial Instruments.  In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

Derivative Financial Instruments Designated as Hedges.  The Company recognizes all derivatives in the Consolidated Statement of Condition at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income or loss and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

Segment Reporting.  The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues and profits are derived by the Bank from banking products and services. Revenues and profits derived, and assets owned, by Acadia Trust, N.A. are less than the 10% threshold established within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, the Company’s subsidiaries are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded our fair value disclosures. In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This Statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company did not elect the fair value option under SFAS No. 159 for any financial assets or financial liabilities.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133, which requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

2. Acquisition of Union Bankshares Company

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, for $72.6 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and the fair values of the assets acquired and liabilities assumed were calculated in accordance with SFAS No. 157. The agreement provided for the acquisition of Union Bankshares Company with and into the Company, with the Company being the surviving corporation. Promptly thereafter, Union Trust Company merged with and into the Bank with the Bank being the surviving institution. The acquisition brings together two Maine-based community banking institutions, each with a 100-plus year history, and provides a natural extension of the Company’s geographic reach to Hancock County and the Downeast Maine area, while adding 16,000 households and businesses to which the Bank can market its expanded products and services. The trust department of Union Trust became part of the Company’s trust and investment subsidiary, Acadia Trust, N.A. The operating results of Union Trust have been included with those of the Company since the acquisition date.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Acquisition of Union Bankshares Company  – (continued)

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

The Company’s cost to acquire Union Trust was as follows:

Cash paid to Union Trust shareholders	$29,028
Common stock issued to Union Trust shareholders	43,523
Total consideration	72,551
Professional fees and other acquisition costs	1,186
Total acquisition cost	$73,737

The following table summarizes the fair values of the assets acquired and liabilities assumed at January 3, 2008, the date of acquisition, including the SFAS No. 157 fair value hierarchy, if applicable. The items notated with an (a) in the table below are nonfinancial assets and liabilities for which the implementation has been delayed in accordance with FSP 157-2.

	Fair Value	SFAS No. 157 Fair Value Hierarchy
Cash and cash equivalents	$17,028	Level 1
Securities	121,408	Level 2
FRB and FHLB stock	8,025	Level 2
Loans, net	362,238	Level 2
Goodwill	37,866	(a)
Bank-owned life insurance	9,478	Level 2
Bank premises and equipment, net	9,162	(a)
Identifiable intangible assets	5,773	(a)
Other assets	9,555	(a)
Total assets acquired	$580,533
Deposits	$(331,545)	Level 2
Federal Home Loan Bank advances	(58,634)	Level 2
Other borrowed funds	(99,446)	Level 2
Junior subordinated debentures	(7,224)	Level 2
Accrued interest and other liabilities	(9,947)	(a)
Total liabilities assumed	$(506,796)
Total acquisition cost	$73,737

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Acquisition of Union Bankshares Company  – (continued)

The $5.8 million of acquired intangible assets, which is subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of trust relationship intangible, which also has a weighted-average life of approximately 10 years. The goodwill recognized in the acquisition of approximately $37.9 million was allocated between the Banking and Financial Services reporting units, with allocations of $34.3 million and $3.5 million, respectively. The goodwill is not expected to be deductible for tax purposes. As part of the acquisition, the Company transferred the lease and other fixed assets of a branch facility, and sold the related deposits, to another financial institution. As part of the sale of deposits, the Company received a deposit premium of $1.4 million, which was recorded in goodwill.

The unaudited pro forma financial information includes only the comparable prior year as the acquisition was near the beginning of the current year, and thus is reflected in the actual results for the year ended December 31, 2008. The pro forma information assumes that the Union Trust acquisition was consummated on January 1, 2007, and is based on information available and certain assumptions that the Company believes are reasonable. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. The pro forma information is as follows:

Year Ended December 31, 2007
Interest income	$139,590
Interest expense	73,821
Net interest income	65,769
Provision for loan losses	620
Net interest income after provision	65,149
Non-interest income	18,759
Non-interest expense	50,451
Income before income taxes	33,457
Income taxes	9,367
Net income	$24,090
Basic earnings per share	$3.10
Diluted earnings per share	$3.09

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
Available for sale
Obligations of U.S. government sponsored enterprises	$4,539	$64	$—	$4,603
Obligations of states and political subdivisions	25,457	105	(215)	25,347
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	514,049	11,339	(52)	525,336
Private issue collateralized mortgage obligations	57,123	1	(10,347)	46,777
Total debt securities	601,168	11,509	(10,614)	602,063
Equity securities	5,000	—	(1,032)	3,968
Total securities available for sale	$606,168	$11,509	$(11,646)	$606,031
Held to maturity
Obligations of states and political subdivisions	$42,040	$213	$(299)	$41,954
Total securities held to maturity	$42,040	$213	$(299)	$41,954
December 31, 2007
Available for sale
Obligations of U.S. government sponsored enterprises	$11,998	$—	$(5)	$11,993
Obligations of states and political subdivisions	7,190	60	—	7,250
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	314,923	3,248	(839)	317,332
Private issue collateralized mortgage obligations	64,715	282	(234)	64,763
Total debt securities	398,826	3,590	(1,078)	401,338
Equity securities	21,950	—	(180)	21,770
Total securities available for sale	$420,776	$3,590	$(1,258)	$423,108
Held to maturity
Obligations of states and political subdivisions	$40,726	$318	$(31)	$41,013
Total securities held to maturity	$40,726	$318	$(31)	$41,013

During 2008, the Company recorded proceeds of $18.5 million on the sale of investments classified as available for sale, which resulted in gross realized losses of $1.1 million and gross realized gains of $500,000. During 2007 and 2006, there were no sales in the available for sale portfolio. Unrealized losses on securities available for sale arising during 2008 and included in other comprehensive loss amounted to $18.0 million, which were offset by the reclassification of realized losses of $15.6 million in the Statement of Income, net of deferred taxes of $864,000.

At December 31, 2008 and 2007, securities with an amortized cost of $473.5 million and $390.3 million and a fair value of $478.7 million and $392.7 million, respectively, were pledged to secure FHLB advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

The amortized cost and fair values of debt securities by contractual maturity at December 31, 2008 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,412	$5,457
Due after one year through five years	46,468	47,070
Due after five years through ten years	57,615	58,468
Due after ten years	496,673	495,036
	$606,168	$606,031
Held to maturity
Due after one year through five years	$3,146	$3,166
Due after five years through ten years	18,725	18,824
Due after ten years	20,169	19,964
	$42,040	$41,954

Management reviews the investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other than temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The following table shows the unrealized gross losses and fair values of investment securities at December 31, 2008 and 2007, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Obligations of states and political subdivisions	$32,393	$(477)	$770	$(37)	$33,163	$(514)
Mortgage-backed securities	18,440	(38)	4,407	(14)	22,847	(52)
Private issue collateralized mortgage obligations	37,106	(6,193)	9,652	(4,154)	46,758	(10,347)
Equity securities	3,968	(1,032)	—	—	3,968	(1,032)
Total	$91,907	$(7,740)	$14,829	$(4,205)	$106,736	$(11,945)
December 31, 2007
Obligations of U.S. government sponsored enterprises	$—	$—	$11,993	$(5)	$11,993	$(5)
Obligations of states and political subdivisions	6,421	(25)	1,585	(6)	8,006	(31)
Mortgage-backed securities	111	(1)	87,202	(838)	87,313	(839)
Private issue collateralized mortgage obligations	13,180	(59)	12,575	(175)	25,755	(234)
Equity securities	1,820	(180)	—	—	1,820	(180)
Total	$21,532	$(265)	$113,355	$(1,024)	$134,887	$(1,289)

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

At December 31, 2008, $106.7 million of the Company’s investment securities had unrealized losses that are considered temporary. Of this amount, 100% are Triple-A rated. None of the temporarily impaired securities are unrated. The portfolio contained 16 securities, with a fair value of $14.9 million, that had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

During 2008, the Company recorded a $14.95 million OTTI write-down on Auction Pass-Through Certificates collateralized by Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock with an amortized cost of $14.95 million. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates, and the Freddie Mac preferred stock collateralizing the securities severely declined in value.

At December 31, 2008, the Company held Duff & Phelps (DNP) Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

At December 31, 2007, $134.9 million of the Company’s investment securities had unrealized losses that were considered temporary. The portfolio contained several securities, the majority of which were mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises, with a fair value of $113.4 million that had unrealized losses for twelve months or longer.

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio at December 31 was as follows:

	2008	2007
Residential real estate loans	$620,956	$410,907
Commercial real estate loans	400,312	333,506
Commercial loans	213,683	197,736
Consumer loans	265,865	203,710
Deferred loan fees net of costs	92	(220)
Total loans	$1,500,908	$1,145,639

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The Company did not sell mortgage loans in 2008, 2007 and 2006. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

As of December 31, 2008 and 2007, non-accrual loans were $12.5 million and $10.6 million, respectively. Interest foregone was approximately $838,000, $535,000 and $676,000 for 2008, 2007, and 2006, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans to related parties that in aggregate exceed $60,000 were as follows:

	2008	2007
Balance, January 1,	$11,889	$10,320
Loans made/advanced and additions	2,164	2,375
Repayments and reductions	(2,971)	(806)
Balance, December 31,	$11,082	$11,889

The following is a summary of activity in the allowance for loan losses:

	December 31,
	2008	2007	2006
Balance at beginning of year	$13,653	$14,933	$14,167
Loans charged off	(5,553)	(2,192)	(1,833)
Recoveries on loans previously charged off	825	812	391
Net charge-offs	(4,728)	(1,380)	(1,442)
Acquired from Union Trust	4,369	—	—
Provision for loan losses	4,397	100	2,208
Balance at end of year	$17,691	$13,653	$14,933

The ALL is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our ALL may not be sufficient to cover our losses and may cause us to increase the allowance in the future. Among the factors that could affect our ability to collect our loans and require us to increase the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by our Federal and state regulators to increase our provision for loan losses or recognize additional charge-offs.

Information regarding impaired loans is as follows:

	December 31,
	2008	2007	2006
Average investment in impaired loans	$13,354	$7,610	$9,707
Interest income recognized on impaired loans, cash basis	498	456	582
Balance of impaired loans	12,501	10,625	13,124
Portion of impaired loan balance for which an allowance for loan losses is allocated	12,501	10,625	13,124
Portion of allowance for loan losses allocated to the impaired loan balance	1,343	1,694	1,111

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

5. Goodwill and Core Deposit Intangible

During the first quarter of 2008, the Company acquired $37.9 million of goodwill and $5.0 million of core deposit intangible related to the acquisition of Union Trust. The changes in goodwill and core deposit intangible for the years ended December 31, 2008 and 2007 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2006	$473	$3,518	$3,991
2007 Activity	—	—	—
Balance at December 31, 2007	473	3,518	3,991
2008 Activity	34,324	3,542	37,866
Balance at December 31, 2008	$34,797	$7,060	$41,857

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2006	$9,424	$(8,248)	$1,176
2007 Activity	—	(856)	(856)
Balance at December 31, 2007	9,424	(9,104)	320
2008 Activity	5,020	(822)	4,198
Balance at December 31, 2008	$14,444	$(9,926)	$4,518

The annual impairment evaluation of goodwill did not identify any impairment in 2008 or 2007. The following table reflects the expected amortization schedule for the core deposit intangible at December 31, 2008:

2009	$502
2010	502
2011	502
2012	502
2013	502
Thereafter	2,008
Total unamortized core deposit intangible	$4,518

6. Premises and Equipment

Details of premises and equipment, at cost, at December 31 were as follows:

	2008	2007
Land and land improvements	$2,680	$1,824
Buildings and leasehold improvements	29,321	19,858
Furniture, fixtures and equipment	18,020	14,247
Total cost	50,021	35,929
Accumulated depreciation and amortization	(24,149)	(16,279)
Net premises and equipment	$25,872	$19,650

Depreciation and amortization expense was $2.5 million, $1.6 million and $1.4 million for 2008, 2007 and 2006, respectively. Lease expense was approximately $722,000, $544,000 and $540,000 for 2008, 2007 and 2006, respectively. The capital lease, assumed from Union Trust and recorded in other liabilities on the

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

6. Premises and Equipment  – (continued)

Statement of Condition, was entered into in March 2006 for a branch facility with payments extending until 2026 and an interest rate of 9.75% per year. The related asset, recorded in premises and equipment, has a cost basis of $855,000 and accumulated depreciation of $117,000. At December 31, 2008, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2009	$795	$38
2010	798	40
2011	750	45
2012	657	48
2013	400	48
Thereafter	2,537	1,029
	$5,937	$1,248

7. Other Real Estate Owned

The transactions in other real estate owned for the years ended December 31 were as follows:

	2008	2007	2006
Balance at beginning of year	$400	$125	$—
Acquired from Union Trust	120	—	—
Additions	3,924	410	474
Properties sold	(420)	(135)	(349)
Balance at end of year	$4,024	$400	$125

The OREO balance at December 31, 2008 consisted of nine properties, including three residential properties, four commercial/mixed use properties, and two parcels of raw land.

8. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2008 and 2007 was $139,000 and $142,000, respectively, which equaled the net book value of these rights. For the same periods, the fair market value of the mortgage servicing rights approximated $174,000 and $775,000, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

8. Mortgage Servicing  – (continued)

reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2008	2007	2006
Mortgage Servicing Rights:
Balance at beginning of year	$142	$324	$529
Acquired from Union Trust	1,199	—	—
Amortization charged against mortgage servicing fee income	(734)	(183)	(206)
Valuation adjustment	(468)	1	1
Balance at end of year	$139	$142	$324
Valuation Allowance:
Balance at beginning of year	$(1)	$(2)	$(3)
Increase in impairment reserve	(490)	—	(1)
Reduction of impairment reserve	22	1	2
Balance at end of year	$(469)	$(1)	$(2)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company and amounted to $190.5 million, $102.4 million and $113.0 million at December 31, 2008, 2007 and 2006, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $338,000 and $293,000 at December 31, 2008 and 2007, respectively.

9. Deposits

The following is a summary of scheduled maturities of certificates of deposit as of December 31, 2008:

	Retail	Brokered	Total
2009	$455,039	$25,111	$480,150
2010	107,267	4,766	112,033
2011	11,408	10,000	21,408
2012	5,292	11,805	17,097
2013	5,482	—	5,482
Thereafter	8,525	—	8,525
Total	$593,013	$51,682	$644,695

Certificates of deposit issued in amounts of $100,000 or more totaled $238.9 million and $195.5 million at December 31, 2008 and 2007, respectively, including brokered certificates of deposit of $51.7 million and $74.1 million, respectively.

At December 31, 2008 and 2007, the Company, in the normal course of business, has deposits from its subsidiaries, certain officers, directors, and their associated companies totaling $16.3 million and $17.7 million, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings

Other Borrowed Funds

Short-term borrowings consist of federal funds purchased, retail repurchase agreements, FHLB borrowings, line of credit advances and treasury, tax and loan deposits that are due within one year from the origination date. The Company, through its bank subsidiary, has an available line of credit with the FHLB of $9.9 million at December 31, 2008 and 2007. The Company had no outstanding balance on its line of credit with the FHLB at December 31, 2008, and $841,000 outstanding at December 31, 2007. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has a $10.0 million line of credit with a maturity date of December 23, 2009.

The following table summarizes other borrowed funds outstanding at December 31:

	2008	2007
Short-term Borrowings:
Securities sold under repurchase agreements – retail	$71,808	$62,358
FHLB overnight	160,335	841
Treasury, tax and loan deposits	562	134
Line of credit advance	—	10,000
Total short-term borrowings	232,705	73,333
Long-term Borrowings:
Securities sold under repurchase agreements – commercial	126,577	80,000
Note payable	188	—
Total long-term borrowings	126,765	80,000
Total Other Borrowed Funds	$359,470	$153,333

Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2008	2007	2006
Balance outstanding at end of year	$232,705	$73,333	$149,512
Average daily balance outstanding	$154,583	$118,811	$170,930
Maximum balance outstanding at any month end	$232,705	$201,669	$206,589
Weighted average interest rate for the year	2.37%	4.05%	4.20%
Weighted average interest rate at end of year	0.74%	3.36%	4.01%

The securities sold under repurchase agreements – commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument became callable, as of December 31, 2008:

	Amount	Rate	Callable
2010	$20,000	4.82%	2008
2012	65,000	4.75%	2008 – 2009
2013	36,000	3.33%	2011
2017	5,577	4.67%	2008
Total	$126,577	4.33%

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings  – (continued)

Federal Home Loan Bank Advances

FHLB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $650.7 million and $454.8 million at December 31, 2008 and 2007, respectively. The carrying value of securities pledged as collateral at the FHLB was $135.8 million and $110.3 million at December 31, 2008 and 2007, respectively.

A summary of the advances payable to the FHLB are summarized as follows:

	December 31, 2008		December 31, 2007
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.17% – 5.40% due in 2008	$—	$—	$149,109	$—
3.69% – 5.71% due in 2009	67,283	3,500	56,590	—
2.60% – 6.36% due in 2010	56,555	11,500	20,000	10,000
2.99% – 5.06% due in 2011	52,000	12,000	7,000	7,000
3.27% – 7.23% due in 2012	15,079	—	—	—
2.00% – 6.15% due in 2013	26,580	5,000	6,536	5,000
3.35% due in 2014	10,000	10,000	10,000	10,000
2.75% – 4.75% due in 2015	11,428	10,000	1,482	—
3.99% – 4.06% due in 2017	20,000	20,000	20,000	20,000
Total FHLB advances	$258,925	$72,000	$270,717	$52,000

Junior Subordinated Debentures

In April 2006, the Company formed Camden Capital Trust A (“CCTA”), which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million outstanding common securities of CCTA. The interest rate of the trust preferred securities is fixed at 6.71% through June 2011 and thereafter is a variable rate determined at the 3 month London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par any time on or after June 30, 2011.

In connection with the Union Trust acquisition, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, Union Bankshares Capital Trust I (“UBCT”). In 2006, Union Trust issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to UBCT. The Company owns all of the $248,000 outstanding common securities of UBCT. The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The interest rate of the trust preferred securities until 2011 is a blended rate equal to the sum of (1) the product of 50% times average three-month LIBOR plus 1.42%, plus (2) the product of 50% times 6.4725%, After 2011, the rate is average three-month LIBOR plus 1.42%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings  – (continued)

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with FASB Interpretation 46-R, Consolidation of Variable Interest Entities — Revised, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Statement of Condition. Interest expense on the junior subordinated debentures totaled $2.9 million, $2.4 million and $1.6 million during 2008, 2007 and 2006, respectively. At December 31, 2008, $43.0 million of the trust preferred securities was included in the Company’s total Tier 1 capital and amounted to 26.4% of Tier 1 capital of the Company.

11. Income Taxes

The current and deferred components of income tax expense were as follows:

	2008	2007	2006
Current:
Federal	$8,463	$8,119	$9,382
State	341	340	344
	8,804	8,459	9,726
Deferred:
Federal	(3,421)	(6)	(615)
	$5,383	$8,453	$9,111

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes, as follows:

	2008	2007	2006
Computed tax expense	$7,251	$10,058	$10,285
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,038)	(792)	(715)
State taxes, net of federal benefit	221	221	224
Income from life insurance	(555)	(291)	(280)
Low income housing credits	(485)	(419)	(419)
Historic rehabilitation credits	—	(277)	—
Other	(11)	(47)	16
	$5,383	$8,453	$9,111

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

11. Income Taxes  – (continued)

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2008		2007
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$6,192	$—	$4,783	$—
Allowance for investment losses	5,233	—	52	—
Capitalized costs	5	—	6	—
Pension and other benefits	3,112	—	1,735	—
Depreciation	—	1,261	—	631
Deferred loan origination fees	—	1,223	—	870
Deferred compensation and benefits	771	—	854	—
Net unrealized gains/losses on investments available for sale	48	—	—	816
Net unrealized losses on postretirement plans	570	—	405	—
Interest receivable	365	—	588	—
Deposit premium	—	700	984	—
Mortgage servicing rights	—	49	—	50
Prepaid expenses	—	506	—	306
Other	1,791	—	176	—
	$18,087	$3,739	$9,583	$2,673

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the deferred tax asset, which is included in other assets.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Although not currently under review, income tax returns for the years ended December 31, 2007, 2006 and 2005 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

12. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Trust acquisition, the Bank sought and obtained OCC approval to pay dividends in the third and fourth quarters of 2008 in excess of its current and retained net income for the period from January 1, 2006 through December 31, 2008. The Company expects this OCC approval to remain in place until the Bank’s retained net income meets the required regulatory levels and approval is no longer necessary. The Company paid $7.3 million, $6.3 million and $6.2 million in dividends to shareholders for the years ended December 31, 2008, 2007 and 2006, respectively.

Common Stock Repurchase

In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program. Under the program, the Company is authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period, expiring July 1, 2009. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008. In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of the Company’s outstanding common stock. Under the 2007 Plan, the Company repurchased 59,362 shares of common stock at an average price of $32.29, all of which were purchased during the first half of 2008.

On March 24, 2006, the Company announced a modified “Dutch Auction” tender offer, approved by its Board of Directors, to repurchase up to 752,000 shares of its common stock, which represented approximately 10% of its then outstanding common shares, at a price not greater than $40.25 and not less than $36.50 per share. In May 2006, the Company repurchased 880,827 shares of its common stock, which represented approximately 11.7% of the Company’s then outstanding common shares at a purchase price of $39.00 per share.

13. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
Net income, as reported	$15,335	$20,283	$20,276
Weighted-average common shares outstanding – basic	7,674,827	6,557,102	6,919,579
Dilutive effect of stock-based compensation	5,585	8,092	10,657
Weighted-average common and potential common shares – diluted	7,680,412	6,565,194	6,930,236
Basic earnings per share	$2.00	$3.09	$2.93
Diluted earnings per share	$2.00	$3.09	$2.93

At December 31, 2008 and 2007, options to purchase 79,600 and 105,094 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their eligible compensation. The Company may make additional matching contributions subject to the discretion of the Board of Directors and over the last three years have amounted to 3% of pre-tax compensation. For the years ended December 31, 2008, 2007 and 2006, expenses under the plan amounted to $1.1 million, $767,000 and $916,000, respectively.

Pension Plan

The Company, through its acquisition of Union Trust, had a qualified noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust. Effective May 15, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Prior to liquidation in December 2008, the fair value of plan assets totaled $2.3 million and the projected benefit obligation totaled $5.0 million resulting in an unfunded status of $2.7 million, which was recognized as a liability by the Company. A discount rate of 4.0% was used in determining the related pension obligation at December 31, 2008. There were no net actuarial losses included in accumulated other comprehensive loss at that date. Net periodic benefit income for this plan totaled $8,700 for the year ended December 31, 2008. The weighted average assumptions used to determine 2008 net periodic benefit income were (i) a discount rate of 4.5%, and (ii) an expected long-term rate of return on plan assets of 7.0%. During the fourth quarter of 2008, the Company contributed $2.0 million from the recorded liability to the plan, which was in the process of liquidation. At December 31, 2008, the Company had $735,000 remaining as a liability classified in “Other Liabilities” related to this plan, which was contributed on January 12, 2009.

Supplemental Executive Retirement Plan and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified supplemental executive retirement plans (“SERP”) for certain officers. These agreements are designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to IRS compensation and benefit limits under the 401(k) Plan and Social Security. With a SERP in place, participants should be able to replace 65 – 75% of their final average compensation. For those eligible for benefits, the agreement provides for a minimum 15-year guaranteed benefit for all vested participants. In addition, the Company provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

The following table summarizes changes in the benefit obligation and plan assets for (i) the supplemental executive retirement plan and (ii) the other postretirement benefit plan as of December 31, 2008 and 2007.

	SERP		Other Postretirement Benefits
	2008	2007	2008	2007
Benefit obligations:
Beginning of year	$4,255	$4,509	$1,176	$1,091
Assumed with Union Trust acquisition	1,465	—	1,074	—
Service cost	334	310	62	56
Interest cost	404	260	137	64
Actuarial loss (gain)	942	(613)	186	5
Benefits paid	(251)	(211)	(120)	(40)
End of year	7,149	4,255	2,515	1,176
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	251	211	120	40
Benefits paid	(251)	(211)	(120)	(40)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$(7,149)	$(4,255)	$(2,515)	$(1,176)

The amounts in accumulated other comprehensive loss that have not been recognized as components of net period benefit cost are as follows:

	SERP		Other Postretirement Benefits
	2008	2007	2008	2007
Unrecognized net actuarial loss	$1,211	$918	$281	$86
Unrecognized prior service cost	137	155	—	—
Net deferred tax benefit	(472)	(376)	(98)	(30)
Total accumulated other comprehensive loss	$876	$697	$183	$56

The accumulated benefit obligation for the SERP was $6.1 million, and $3.6 million at December 31, 2008 and 2007, respectively.

In 2009, approximately $75,000 and $18,500 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $2,000 in net actuarial loss is expected to be recognized for the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

The components of net period benefit cost and other amounts recognized in other comprehensive income were as follows:

	SERP			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Net Period Benefit Cost Recognized in Net Income:
Service cost	$335	$310	$311	$62	$56	$46
Interest cost	404	260	236	137	64	58
Amortization of unrecognized transition obligation	—	—	2	—	—	—
Recognized net actuarial loss	35	52	103	—	—	4
Recognized prior service cost (credit)	18	18	19	—	—	(16)
Net period benefit cost	792	640	671	199	120	92
Changes in Funded Status Recognized in Other Comprehensive Loss:
Net actuarial loss	329	66	—	195	—	—
Reclassifications to net period benefit cost
Amortization of net unrecognized actuarial loss	(35)	(52)	—	—	(4)	—
Amortization of prior service cost	(18)	(18)	—	—	—	—
Net deferred tax expense (benefit)	(97)	2	—	(68)	1	—
Recognized in other comprehensive loss	179	(2)	—	127	(3)	—
Total recognized in net period benefit cost and other comprehensive loss	$971	$638	$671	$326	$117	$92

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	5.90%	5.70%	6.25%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Weighted-average assumptions used to determine net benefit cost for the years ended December 31:
Discount rate	6.25%	5.90%	5.60%	6.25%	6.00%	5.70%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trends rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

In 2009, the expected contribution for the SERP is $418,000 and $204,000 for the other postretirement benefit plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2009	$418	$139
2010	484	141
2011	484	149
2012	469	149
2013	517	156
2014 – 2018	2,711	835

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act on the accumulated projected benefit obligation or net periodic post-retirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under the Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. Prior to April 29, 2003, the Company had various stock option plans with options vesting immediately upon grant and expiring ten years from the date of the option grant. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

Stock Option Awards

Stock options (“options”) granted under the current Plan have been incentive stock options. Options granted vest based on five years of continuous service and have ten year contractual terms.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Company as follows:

•	Dividend yield is based on the dividend rate of the Company’s stock at the date of grant
•	Risk-free interest rate is based on the U.S. Treasury bond rate with a term equaling the expected life of the granted options
•	Expected volatility is based on the historical volatility of the Company’s stock price
•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions.

	2008	2007	2006
Dividend yield	3.30%	2.10%	3.70%
Weighted average risk-free interest rate	3.44%	4.77%	4.56%
Weighted average expected volatility	28.28%	26.66%	25.59%
Weighted average expected life in years	5.80	5.00	7.80
Weighted average fair value of options granted	$6.47	$11.30	$7.96

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $89,000, $146,000 and $93,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Unrecognized compensation cost for nonvested stock options, which reflects estimated annualized forfeiture rate of 8% per year over the vesting period, totaled $274,000 at December 31, 2008, and is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $60,000, $167,000 and $787,000, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

	December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2007	112,897	$36.75
Granted	8,250	29.14
Exercised	(4,447)	18.17
Forfeited	(25,100)	37.64
Options outstanding at December 31, 2008	91,600	$36.73	7.1	$18
Options exercisable at December 31, 2008	38,100	$35.26	6.3	$18

A summary of the status of the Company’s nonvested stock options as of December 31, 2008 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	81,700	$9.26
Granted	8,250	6.47
Vested	(20,900)	8.95
Forfeited	(15,550)	9.04
Nonvested at December 31, 2008	53,500	$9.05

The fair value of the stock options vested during 2008 was $564,000 measured at the December 31, 2008 closing price of $26.98.

Restricted Stock Awards and Management Stock Purchase Plan

The Company issues restricted stock awards to certain key employees. Employees become fully vested in these shares generally after a three-year period, with requisite service conditions and no performance-based conditions to such vesting. The Company provides a Management Stock Purchase Plan (the “MSPP”) to provide an opportunity for management employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and fully vest two years after the grant date. During the vesting period, dividends are accrued on the restricted stock and the recipients are entitled to vote these restricted shares.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Year Ended December 31,
	2008	2007	2006
Restricted stock awards	$144	$105	$41
Management stock purchase plan grants	17	23	35
Total compensation expense	$161	$128	$76
Related income tax benefit	$56	$45	$27
Fair value of grants vested	$86	$31	$62

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	7,776	$43.28	5,047	$12.18
Granted	4,205	33.30	3,398	10.40
Vested	(3,193)	42.04	(4,345)	11.70
Forfeited	(1,382)	44.15	(838)	10.94
Nonvested at December 31, 2008	7,406	$37.99	3,262	$11.29

At December 31, 2008, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $136,000 and is expected to be recognized over a weighted average period of 1.1 years.

Defined Contribution Retirement Plan

Approved during the first quarter of 2008, the Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the plan and annually participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2008, the Company granted 2,011 Deferred Stock Awards under the DCRP, of which 1,469 have been forfeited.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

Long-Term Performance Share Plan

The Long-term Performance Share Plan is intended to create incentives to allow the Company to attract and retain its executives who will contribute to its future success. It is further the intent of the Company that awards made under this plan will achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors. Based on projected performance measurement levels, achievement of target levels is unlikely and no related expense has been recognized.

16. Other Non-Interest Expenses

Detail of other expenses included in the Statements of Income is as follows:

	Year Ended December 31,
	2008	2007	2006
Consulting and service fees	$3,429	$2,441	$3,323
Communication costs	1,653	979	1,043
Donations and marketing	1,486	1,036	1,087
OREO and collection costs	1,079	333	267
Regulatory assessments	1,041	507	442
Data processing costs	983	572	332
Employee related costs	809	553	695
Office and branch supplies	732	537	565
Other expenses	3,092	2,302	2,924
Total	$14,304	$9,260	$10,678

Consulting and service fees includes director fees, exam and audit fees, legal fees, correspondent bank service charges, courier costs and other third party services. Communication costs include telephone and related costs, internet charges, and postage. Employee related cost includes hiring, training, meeting and business travel costs.

17. Commitments and Contingencies

Legal Contingencies

Various legal claims arise from time to time in the normal course of business, which in the opinion of management, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Commitments and Contingencies  – (continued)

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	Year Ended December 31,
	2008	2007
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$157,542	$126,436
Commercial and commercial real estate	130,264	101,788
Residential	16,536	4,186
Letters of credit	1,734	1,251
Derivative Financial Instruments:
Interest rate cap	20,000	—
Forward commitments to sell residential mortgage loans	3,000	—

Lending-Related Instruments

The contractual amounts of the Company’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses.

Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures.

Through the acquisition of Union Trust, the Company acquired an interest rate cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at December 31, 2008 was less than $1,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge, thus, changes in fair value are recorded in the Statement of Income.

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. Under these agreements, the Company paid up front premiums of $410,000, which the Company amortized based on the expense amortization schedule established at the inception of the hedge, with the corresponding adjustment to the income statement. At inception, the hedging relationship was expected to be 100% effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, however, the Company did not explicitly state within the original documentation the “first-payments received” methodology for describing with sufficient specificity the forecasted transaction. Accordingly, during the third quarter of 2007, the Company discontinued cash flow hedge accounting and recorded the derivative transactions as economic hedges with a reclassification of the derivative’s losses from accumulated other comprehensive income to earnings. Due to changes in market interest rates at the end of the fourth quarter of 2007, the fair value of the floor agreements increased and the Company sold the contracts for $441,250. For the year ended December 31, 2007, the Company recorded income of approximately $39,000 related to the fair value adjustments and the subsequent sale of the floor agreements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Commitments and Contingencies  – (continued)

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Those commitments totaled $3.0 million at December 31, 2008. Based upon the minimal change in market interest rates between the commitment date and year end, and the notional amount of the commitment, the Company determined the balance sheet impact resulting from the change in fair value of the commitment was not material.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments under SFAS No. 133. At December 31, 2008 and 2007, based upon the pipeline of mortgage loans with rate lock commitments and of commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

18. Fair Value Disclosures

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities. In accordance with FSP No. 157-2, the Company will delay application of SFAS No. 157 for applicable non-financial assets and non-financial liabilities, until January 1, 2009.

SFAS No. 157 defines fair value, establishes a new framework for measuring fair value, and expands related disclosures. The provisions of SFAS No. 157 are to be applied whenever other standards require (or permit) assets and liabilities to be measured at fair value.

The SFAS No. 157 framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value. In support of this principle, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the SFAS No. 157 fair value hierarchy are as follows:

Level 1:  Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and other inputs that are observable for substantially the full term of the asset or liability (such as interest rates, yield curves, prepayment speeds, default rates, etc.) or can be corroborated by observable market data.

Level 3:  Valuation techniques that require unobservable inputs which are supported by little or no market activity and that are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, (“SFAS No. 107”), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates by management using techniques such as discounted cash flow analysis and

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

The following disclosures represent financial instruments that are not carried at fair value in its entirety on the Company’s Consolidated Statement of Condition. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash and Due from Banks:  The carrying amounts of cash and due from banks approximate their fair value.

Securities Available for Sale:  The fair value of securities available for sale is reported at fair value utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.

Securities Held to Maturity:  Fair values of securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan and Federal Reserve Bank Stock:  The carrying amount approximates fair value.

Loans:  For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.

Derivatives:  Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate caps.

Mortgage Servicing Rights:  Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost. Mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and are classified as Level 2 assets.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

Interest Receivable and Payable:  The carrying amounts approximate their fair value.

Bank-Owned Life Insurance:  Fair value and carrying amounts of bank-owned life insurance are based upon cash values of the policies as provided by each insurance carrier.

Deposits:  The fair value of deposits, with no stated maturity, is equal to the carrying amount. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, note payable and other short-term borrowings approximate fair value. The fair value of long-term borrowings and commercial repurchase agreements is based on the discounted cash flows using current rates for advances of similar remaining maturities.

Junior Subordinated Debentures:  The fair value is estimated using a discounted cash flow calculation that applies current rates for debentures of similar maturity.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Securities available for sale	$—	$606,031	$—	$606,031
Derivatives instruments(1)	—	—	—	—

(1)	The fair value at December 31, 2008 was less than $1,000.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$11,158	$—	$11,158
Mortgage servicing rights	—	174	—	174

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

The following is a summary of the carrying amount and estimated fair values of the Company’s financial instruments:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$35,195	$35,195	$28,790	$28,790
Securities available for sale	606,031	606,031	423,108	423,108
Securities held to maturity	42,040	41,954	40,726	41,013
Federal Home Loan and Federal Reserve Bank stock	21,969	21,969	19,814	19,814
Loans receivable, net of allowance	1,483,217	1,472,454	1,131,986	1,120,298
Bank-owned life insurance	40,459	40,459	22,509	22,509
Interest receivable	8,325	8,325	7,098	7,098
Financial liabilities:
Deposits	1,489,517	1,486,620	1,118,051	1,112,966
Advances from Federal Home Loan Bank	258,925	261,243	270,717	269,908
Commercial repurchase agreements	126,577	131,197	80,000	81,456
Other borrowed funds	232,893	232,893	73,333	73,333
Junior subordinated debentures	43,410	48,376	36,083	34,339
Interest payable	3,617	3,617	4,158	4,158

19. Regulatory Capital Requirements

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). In addition, the OCC requires a minimum level of $2.5 million of Tier 1 capital to be maintained at Acadia Trust, N.A. Management believes that, as of December 31, 2008, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2008, the Bank was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

19. Regulatory Capital Requirements  – (continued)

Camden National Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital	$166,699	11.53%	$115,707	8.00%	$144,634	10.00%
Tier 1 capital	149,008	10.30	57,854	4.00	86,780	6.00
Tier 1 leverage capital ratio	149,008	6.61	90,236	4.00	112,795	5.00
As of December 31, 2007
Total risk-based capital	$131,578	11.87%	$88,681	8.00%	$110,852	10.00%
Tier 1 capital	117,925	10.64	44,341	4.00	66,511	6.00
Tier 1 leverage capital ratio	117,925	6.81	69,250	4.00	86,563	5.00

Camden National Corporation’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital	$180,515	12.32%	$117,205	8.00%	$146,506	10.00%
Tier 1 capital	162,824	11.11	58,602	4.00	87,904	6.00
Tier 1 leverage capital ratio	162,824	7.19	90,528	4.00	113,160	5.00
As of December 31, 2007
Total risk-based capital	$163,602	14.64%	$89,430	8.00%	$111,788	10.00%
Tier 1 capital	149,949	13.41	44,715	4.00	67,073	6.00
Tier 1 leverage capital ratio	149,949	8.55	70,184	4.00	87,730	5.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

STATEMENTS OF CONDITION

	December 31,
	2008	2007
ASSETS
Cash	$4,466	$36,136
Premises and equipment	5,131	5,250
Investment in subsidiaries:
Bank subsidiary	188,738	120,191
Other subsidiary	11,433	6,807
Amounts receivable from subsidiaries	3,943	133
Investments in Camden Capital Trust A and Union
Bankshares Capital Trust I	1,331	1,083
Other assets	3,186	3,941
Total assets	$218,228	$173,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$20	$197
Junior subordinated debentures	43,410	36,083
Note payable	—	10,000
Accrued and other expenses	8,398	7,058
Shareholders’ equity	166,400	120,203
Total liabilities and shareholders’ equity	$218,228	$173,541

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
Operating Income
Dividend income from subsidiaries	$12,850	$36,000	$11,014
Fees from subsidiaries	14,603	11,368	12,053
Other (loss) income	(362)	60	11
Total operating income	27,091	47,428	23,078
Operating Expenses
Interest on borrowings	2,954	2,388	1,637
Salaries and employee benefits	8,282	7,110	7,207
Net occupancy	482	441	422
Furniture, equipment and data processing	2,275	1,687	1,414
Other operating expenses	3,390	2,156	3,165
Acquisition related expenses	—	201	—
Total operating expenses	17,383	13,983	13,845
Income before equity in undistributed earnings of subsidiaries	9,708	33,445	9,233
Equity in undistributed earnings of subsidiaries	4,590	(14,005)	10,455
Income before income taxes	14,298	19,440	19,688
Income tax benefit	1,037	843	588
Net Income	$15,335	$20,283	$20,276

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$15,335	$20,283	$20,276
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,590)	14,005	(10,455)
Depreciation and amortization	969	825	507
Equity compensation expense	250	275	172
(Increase) decrease in amount receivable from subsidiaries	(3,987)	(155)	97
Increase in other assets	(1,163)	(920)	(1,808)
Increase in accrued expenses	1,340	502	970
Net cash provided by operating activities	8,154	34,815	9,759
Investing Activities
Purchase of premises and equipment	(636)	(887)	(1,003)
Purchase of Union Bankshares Company	(18,548)	—	—
Investment in Camden Capital Trust A	—	—	(1,083)
Net cash used by investing activities	(19,184)	(887)	(2,086)
Financing Activities
Proceeds from exercise of stock options	194	248	539
Proceeds from issuance of junior subordinated debentures	—	—	36,083
(Decrease) increase in note payable	(10,000)	10,000	—
Common stock repurchase	(3,517)	(4,476)	(36,983)
Cash dividends paid on common stock	(7,317)	(6,317)	(6,246)
Net cash used by financing activities	(20,640)	(545)	(6,607)
Net (decrease) increase in cash	(31,670)	33,383	1,066
Cash at beginning of year	36,136	2,753	1,687
Cash at end of year	$4,466	$36,136	$2,753

21. Subsequent Event

The FDIC expects to impose a one-time special assessment on June 30, 2009, which would be collected on September 30, 2009, that is currently expected to be 10 basis points per $100 of deposits. As proposed, this special assessment would increase our contribution approximately $1.5 million, which is in addition to the $2.0 million expected as part of the normal DIF assessment. The FDIC has discretion to impose additional assessments thereafter.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

22. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for 2008 and 2007:

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$32,909	$32,131	$31,383	$30,697	$26,989	$27,181	$26,827	$26,739
Interest expense	15,746	14,233	13,969	12,951	14,547	14,849	14,651	13,819
Net interest income	17,163	17,898	17,414	17,746	12,442	12,332	12,176	12,920
Provision for loan losses	500	450	1,170	2,277	100	—	—	—
Non-interest income	4,223	4,652	4,601	3,808	3,044	3,207	3,165	3,236
Net investment security gains (losses)	180	—	(14,754)	(1,000)	—	—	—	—
Non-interest expense	12,261	11,913	11,659	10,983	8,565	8,499	8,402	8,220
Income (loss) before income taxes	8,805	10,187	(5,568)	7,294	6,821	7,040	6,939	7,936
Income tax expense (benefit)	2,611	3,080	2,452	(2,760)	2,039	2,097	1,941	2,376
Net income (loss)	$6,194	$7,107	$(8,020)	$10,054	$4,782	$4,943	$4,998	$5,560
Per common share:
Basic	$0.81	$0.92	$(1.05)	$1.32	$0.72	$0.75	$0.77	$0.85
Diluted	$0.80	$0.92	$(1.05)	$1.32	$0.72	$0.75	$0.77	$0.85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Berry, Dunn, McNeil & Parker

Portland, Maine
March 13, 2009

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 28, 2009.

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

3. Exhibits:

Exhibit No.	Definition
(2.1)	Agreement and Plan of Merger, dated as of July 27, 1999, by and among the Company, Camden Acquisition Subsidiary, Inc., KSB, and Kingfield Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
(2.2)	Agreement and Plan of Merger, dated as of August 13, 2007, by and among the Company and Union Bankshares Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 14, 2007).
(2.3)	Amendment No. 1 to Agreement and Plan of Merger by and between Camden National Corporation and Union Bankshares Company, dated as of September 21, 2007 (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 21, 2007).
(3.i.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).
(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).
(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007).
(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on March 10, 2008).
(10.1)	CNB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.3)	Employment Agreement, dated as of May 4, 2004, by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 6, 2004).
(10.4)	Amendment to the Employment Agreement by and between the Company and its Chief Executive Officer (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 9, 2007).
(10.5)	KSB’s 1993 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).
(10.6)	Amendment No. 1 to the KSB’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 15, 2005).
(10.7)	KSB’s 1998 Long-Term Incentive Stock Benefit Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 15, 2004).
(10.8)	The Company’s Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
(10.9)	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.10)	Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

Exhibit No.	Definition
(10.11)	The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).
(10.12)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2006).
(10.13)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).
(10.14)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008).
(10.15)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).
(10.16)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).
(10.17)	The Company’s Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 15, 2005).
(10.18)	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
(10.19)*	The Company’s 2008 Executive Incentive Compensation Program.
(10.20)	Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008).
(10.21)	Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008).
(10.23)	The Company’s Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2008).
(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings per Share, is provided in Note 13 to the Notes to Consolidated Financial Statements in this report).
(14)	The Company’s Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 10, 2006).
(21)*	Subsidiaries of the Company.
(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.
(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed/furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour March 13, 2009 Gregory A. Dufour Date President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour Gregory A. Dufour	President, Director and Chief Executive Officer	March 13, 2009
/s/ Deborah A. Jordan Deborah A. Jordan	Chief Financial Officer and Principal Financial and Accounting Officer	March 13, 2009
/s/ Rendle A. Jones Rendle A. Jones	Chairman and Director	March 13, 2009
/s/ Ann W. Bresnahan Ann W. Bresnahan	Director	March 13, 2009
/s/ Robert J. Campbell Robert J. Campbell	Director	March 13, 2009
David C. Flanagan	Director
/s/ Ward I. Graffam Ward I. Graffam	Director	March 13, 2009
/s/ John W. Holmes John W. Holmes	Director	March 13, 2009
/s/ James H. Page James H. Page	Director	March 13, 2009
/s/ Robin A. Sawyer Robin A. Sawyer	Director	March 13, 2009
Karen W. Stanley	Director