Form 10-Q
period 2009-03-31
CAMDEN NATIONAL CORP
filed 2009-05-11
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
                                                                                                           Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                           Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:Outstanding at May 6, 2009:  Common stock (no par value) 7,641,074 shares.

CAMDEN NATIONAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition March 31, 2009 and December 31, 2008	4

	Consolidated Statements of Income Three Months Ended March 31, 2009 and 2008	5

	Consolidated Statements of Changes in Shareholder’s Equity Three Months Ended March 31, 2009 and 2008	6

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2009 and 2008	7

	Notes to Consolidated Financial Statements Three Months Ended March 31, 2009 and 2008	8-20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	33-34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	36

SIGNATURES		37

EXHIBIT INDEX		38

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

Berry, Dunn, McNeil & Parker

Bangor, Maine
May 8, 2009

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008
ASSETS
Cash and due from banks	$28,765	$35,195
Securities
Securities available for sale, at fair value	590,666	606,031
Securities held to maturity, at amortized cost (fair value $41,376 and $41,954 at March 31, 2009 and December 31, 2008, respectively)	41,515	42,040
Federal Home Loan and Federal Reserve Bank stock, at cost	21,969	21,969
Total securities	654,150	670,040
Loans held for sale	8,964	—
Loans	1,469,520	1,500,908
Less allowance for loan losses	(17,691)	(17,691)
Net loans	1,451,829	1,483,217
Goodwill	41,780	41,857
Bank-owned life insurance	40,854	40,459
Premises and equipment, net	25,307	25,872
Interest receivable	8,385	8,325
Core deposit intangible	4,393	4,518
Other real estate owned	3,183	4,024
Other assets	25,910	27,989
Total assets	$2,293,520	$2,341,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$170,974	$180,407
Interest checking, savings and money market	618,634	632,664
Retail certificates of deposit	592,604	593,013
Brokered deposits	98,978	83,433
Total deposits	1,481,190	1,489,517
Federal Home Loan Bank advances	216,480	258,925
Other borrowed funds	356,188	359,470
Junior subordinated debentures	43,435	43,410
Accrued interest and other liabilities	24,231	23,774
Total liabilities	2,121,524	2,175,096

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,641,074 and 7,638,713 shares on March 31, 2009 and December 31, 2008, respectively	2,973	2,851
Surplus	46,133	46,133
Retained earnings	122,862	118,564
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale, net of tax	1,236	(89)
Net unrealized losses on derivative instruments, net of tax	(165)	—
Net unrecognized losses on postretirement plans, net of tax	(1,043)	(1,059)
Total accumulated other comprehensive income (loss)	28	(1,148)
Total shareholders’ equity	171,996	166,400
Total liabilities and shareholders’ equity	$2,293,520	$2,341,496

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008
Interest Income
Interest and fees on loans	$21,621	$25,314
Interest on U.S. government and sponsored enterprise obligations	7,240	6,148
Interest on state and political subdivision obligations	645	676
Interest on federal funds sold and other investments	30	771
Total interest income	29,536	32,909
Interest Expense
Interest on deposits	6,394	8,942
Interest on borrowings	3,934	6,052
Interest on junior subordinated debentures	713	752
Total interest expense	11,041	15,746
Net interest income	18,495	17,163
Provision for Loan Losses	1,730	500
Net interest income after provision for loan losses	16,765	16,663
Non-Interest Income
Service charges on deposit accounts	1,233	1,227
Other service charges and fees	613	639
Income from fiduciary services	1,354	1,677
Brokerage and insurance commissions	358	318
Mortgage banking income (loss), net	455	(130)
Bank-owned life insurance	395	293
Net investment securities gains	—	180
Other income	152	199
Total non-interest income	4,560	4,403
Non-Interest Expenses
Salaries and employee benefits	5,658	6,652
Net occupancy	1,123	1,089
Furniture and equipment	837	852
Consulting and service fees	711	714
Other real estate owned and collection costs	880	227
Regulatory assessments	872	161
Amortization of core deposit intangible	125	310
Other expenses	2,085	2,256
Total non-interest expenses	12,291	12,261
Income before income taxes	9,034	8,805
Income Taxes	2,820	2,611
Net Income	$6,214	$6,194

Per Share Data
Basic earnings per share – common stock	$0.81	$0.81
Basic earnings per share – unvested share-based payment awards	0.81	0.80
Diluted earnings per share – common stock	0.81	0.80
Diluted earnings per share– unvested share-based payment awards	$0.81	$0.80
Weighted average number of shares outstanding	7,639,169	7,692,726

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Surplus	Retained Earnings	Net Unrealized (Losses) Gains on Securities Available for Sale	Net Unrealized Losses on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2007	$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income	—	—	6,194	—	—	—	6,194
Change in unrealized gains on securities available for sale, net of taxes of ($1,615)	—	—	—	3,000	—	—	3,000
Change in unrecognized losses on postretirement plans, net of taxes of ($212)	—	—	—	—	—	393	393
Total comprehensive income	—	—	6,194	3,000	—	393	9,587

Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)	—	43,523	—	—	—	—	43,523
Equity compensation expense	—	34	—	—	—	—	34
Exercise of stock options and issuance of restricted stock (total 9,291 shares)	280	(148)	—	—	—	—	132
Common stock repurchase (41,343 shares)	—	(51)	(1,288)	—	—	—	(1,339)
Balance at March 31, 2008	$2,802	$45,987	$119,195	$4,516	$—	$(360)	$172,140

Balance at December 31, 2008	$2,851	$46,133	$118,564	$(89)	$—	$(1,059)	$166,400

Net income	—	—	6,214	—	—	—	6,214
Change in unrealized gains on securities available for sale, net of taxes of ($713)	—	—	—	1,325	—	—	1,325
Change in unrealized losses on derivative instruments, net of taxes of $89	—	—	—	—	(165)	—	(165)
Change in net unrecognized losses on postretirement plans, net of taxes of ($8)	—	—	—	—	—	16	16
Total comprehensive income	—	—	6,214	1,325	(165)	16	7,390

Equity compensation expense	—	93	—	—	—	—	93
Exercise of stock options and issuance of restricted stock (total 2,361 shares)	122	(93)	—	—	—	—	29
Cash dividends declared ($0.25 per share)	—	—	(1,916)	—	—	—	(1,916)
Balance at March 31, 2009	$2,973	$46,133	$122,862	$1,236	$(165)	$(1,043)	$171,996

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In Thousands)	2009	2008
Operating Activities
Net income	$6,214	$6,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,730	500
Depreciation and amortization	667	464
Equity compensation expense	93	34
(Increase) decrease in interest receivable	(60)	57
Amortization of core deposit intangible	125	310
Net investment securities gains	—	(180)
Originations of mortgage loans held for sale	(29,119)	—
Proceeds from the sale of mortgage loans	20,155	—
Gain on sale of mortgage loans	(112)	—
Liquidation of defined benefit pension plan	(735)	—
Decrease in other assets	2,334	845
Increase in other liabilities	388	476
Net cash provided by operating activities	1,680	8,700
Investing Activities
Acquisition of Union Bankshares Company	—	(29,028)
Proceeds from maturities of securities held to maturity	500	—
Proceeds from sales and maturities of securities available for sale	47,830	67,252
Purchase of securities held to maturity	—	(39)
Purchase of securities available for sale	(30,469)	(70,447)
Net decrease (increase) in loans	30,074	(6,876)
Proceeds from the sale of other real estate owned	175	—
Premium received on sale of branch	—	1,400
Purchase of premises and equipment	(194)	(522)
Net cash provided (used) by investing activities	47,916	(38,260)
Financing Activities
Net decrease in deposits	(8,336)	(43,294)
Proceeds from Federal Home Loan Bank long-term advances	—	155,810
Repayments on Federal Home Loan Bank long-term advances	(42,445)	(133,392)
Net change in short-term Federal Home Loan Bank borrowings	(31,185)	35,060
Net increase in other borrowed funds	27,828	33,249
Increase in due to broker	—	1,875
Decrease in note payable	(5)	(10,000)
Common stock repurchase	—	(1,339)
Proceeds from exercise of stock options	29	132
Cash dividends paid on common stock	(1,912)	(1,566)
Net cash (used) provided by financing activities	(56,026)	36,535
Net (decrease) increase in cash and cash equivalents	(6,430)	6,975
Cash and cash equivalents at beginning of year	35,195	28,790
Cash and cash equivalents at end of period	$28,765	$35,765
Supplemental information
Interest paid	$11,341	$15,168
Income taxes paid	—	229
Common stock issued in acquisition	—	43,523
Transfer from loans to loans held for sale	8,964	4,265
Transfer from loans to other real estate owned	—	34

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2009 and December 31, 2008, the consolidated statements of income for the three months ended March 31, 2009 and 2008, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.  All significant intercompany transactions and balances are eliminated in consolidation.  Certain items from the prior year were reclassified to conform to the current year presentation.  The income reported for the three-month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the full year.  The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2008 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested restricted shares and stock options outstanding are not included in common shares outstanding. Diluted EPS reflects the potential that could occur if contracts to issue common stock (such as stock options) were exercised or converted into common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which became effective in 2009 via retrospective application. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s restricted share grants and management stock purchase grants receive non-forfeitable dividends at the same rate as common stock. The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
	2009	2008
Net income, as reported	$6,214	$6,194
Weighted-average common shares outstanding – basic	7,639,169	7,692,726
Dilutive effect of stock-based compensation	3,536	2,007
Weighted-average common and potential common shares – diluted	7,642,705	7,694,733
Basic earnings per share – common stock	$0.81	$0.81
Basic earnings per share – unvested share-based payment awards	0.81	0.80
Diluted earnings per share – common stock	0.81	0.80
Diluted earnings per share– unvested share-based payment awards	$0.81	$0.80

At March 31, 2009 and 2008, options to purchase 134,800 and 95,450 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2009
Available for sale
Obligations of U.S. government sponsored enterprises	$4,527	$57	$—	$4,584
Obligations of states and political subdivisions	24,499	147	(245)	24,401
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	500,518	15,995	(212)	516,301
Private issue collateralized mortgage obligations	54,220	5	(12,452)	41,773
Total debt securities	583,764	16,204	(12,909)	587,059
Equity securities	5,000	—	(1,393)	3,607
Total securities available for sale	$588,764	$16,204	$(14,302)	$590,666
Held to maturity
Obligations of states and political subdivisions	$41,515	$272	$(411)	$41,376
Total securities held to maturity	$41,515	$272	$(411)	$41,376

December 31, 2008
Available for sale
Obligations of U.S. government sponsored enterprises	$4,539	$64	$—	$4,603
Obligations of states and political subdivisions	25,457	105	(215)	25,347
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	514,049	11,339	(52)	525,336
Private issue collateralized mortgage obligations	57,123	1	(10,347)	46,777
Total debt securities	601,168	11,509	(10,614)	602,063
Equity securities	5,000	—	(1,032)	3,968
Total securities available for sale	$606,168	$11,509	$(11,646)	$606,031
Held to maturity
Obligations of states and political subdivisions	$42,040	$213	$(299)	$41,954
Total securities held to maturity	$42,040	$213	$(299)	$41,954

For the first quarter of 2009, there were no sales in the available for sale portfolio. Unrealized gains on securities available for sale arising during the first quarter of 2009 and included in other comprehensive income amounted to $1.3 million, net of deferred taxes of $713,000.

At March 31, 2009, securities with an amortized cost of $469.1 million and a fair value of $476.7 million were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

Management reviews the investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other than temporary impairment.

The following table shows the gross unrealized losses and fair values of investment securities at March 31, 2009 and December 31, 2008, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009
Obligations of states and political subdivisions	$32,136	$(656)	$—	$—	$32,136	$(656)
Mortgage-backed securities	14,777	(210)	2,713	(2)	17,490	(212)
Private issue collateralized mortgage obligations	5,027	(406)	33,493	(12,046)	38,520	(12,452)
Equity securities	3,607	(1,393)	—	—	3,607	(1,393)
Total	$55,547	$(2,665)	$36,206	$(12,048)	$91,753	$(14,713)

December 31, 2008
Obligations of states and political subdivisions	$32,393	$(477)	$770	$(37)	$33,163	$(514)
Mortgage-backed securities	18,440	(38)	4,407	(14)	22,847	(52)
Private issue collateralized mortgage obligations	37,106	(6,193)	9,652	(4,154)	46,758	(10,347)
Equity securities	3,968	(1,032)	—	—	3,968	(1,032)
Total	$91,907	$(7,740)	$14,829	$(4,205)	$106,736	$(11,945)

At March 31, 2009, $91.8 million of the Company’s investment securities had unrealized losses that are considered temporary. The majority of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which are all rated as Triple-A except for one rated Double-B, although the Company’s share of this CMO is in the senior tranche. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 18 securities with a fair value of $36.2 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

At March 31, 2009, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, including residential loans held for sale, at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
Residential real estate loans	$619,538	$620,956
Commercial real estate loans	391,523	400,312
Commercial loans	206,306	213,683
Consumer loans	261,172	265,865
Deferred loan fees net of costs	(55)	92
Total loans	$1,478,484	$1,500,908

Non-accrual loans at March 31, 2009 were $17.3 million, or 1.17% of total loans, compared to $12.5 million, or 0.83% of total loans, at December 31, 2008. Non-accrual loans at March 31, 2009 were comprised of $5.7 million in commercial loans, $5.1 million in commercial real estate loans, $5.0 million in residential real estate loans, and $1.5 million in consumer loans. Non-accrual loans at December 31, 2008 consisted of $5.0 million in commercial real estate loans, $4.0 million in residential real estate loans, $2.4 million in commercial loans, and $1.1 million in consumer loans.

For the quarter ended March 31, 2009, the Company sold $20.0 million of residential mortgage loans to the secondary market, which resulted in a gain on the sale of $112,000 and an increase in mortgage servicing income of $213,000 due to the recognition of the related mortgage servicing asset.

The allowance for loan losses (“ALL”) is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. Management makes various assumptions and judgments about the collectibility of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by the Federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The following is a summary of activity in the allowance for loan losses:

	For the Quarter Ended
	March 31, 2009	March 31, 2008
Balance at beginning of year	$17,691	$13,653
Acquired from Union Bankshares	—	4,369
Loans charged off	(1,827)	(1,592)
Recoveries on loans previously charged off	97	49
Net charge-offs	(1,730)	(1,543)
Provision for loan losses	1,730	500
Balance at end of period	$17,691	$16,979

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLE

During the first quarter of 2008, the Company acquired $37.8 million of goodwill, $5.0 million of core deposit intangible and $753,000 of Trust Relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). During the quarter ended March 31, 2009, the Company completed its final adjustments to the goodwill related to the Union Bankshares acquisition.  The changes in goodwill, core deposit intangible and trust relationship intangible for the quarter ended March 31, 2009 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2008	$34,797	$7,060	$41,857
2009 activity	(77)	—	(77)
Balance at March 31, 2009	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$14,444	$(9,926)	$4,518
2009 activity	—	(125)	(125)
Balance at March 31, 2009	$14,444	$(10,051)	$4,393

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$753	$(75)	$678
2009 activity	—	(19)	(19)
Balance at March 31, 2009	$753	$(94)	$659

During the fourth quarter of 2008, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at March 31, 2009:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2009	$56	$377
2010	75	502
2011	75	502
2012	75	502
2013	75	502
Thereafter	303	2,008
Total unamortized intangible	$659	$4,393

NOTE 6 – OTHER REAL ESTATE OWNED

The transactions in other real estate owned (“OREO”) were as follows:

For the Quarter Ended
March 31, 2009
Balance at beginning of year	$4,024
Additions	—
Increase in OREO valuation allowance	(666)
Properties sold	(175)
Balance at end of period	$3,183

The OREO balance at March 31, 2009 consisted of eight properties, including three residential properties, three commercial/mixed use properties, and two parcels of raw land.  The OREO valuation allowance relates to a parcel of raw land that was included in OREO at December 31, 2008, at which time the Company was relying on the appraised value and an offer to purchase the land contingent upon obtaining acceptable financing. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance.

NOTE 7 – MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at March 31, 2009 and 2008 and December 31, 2008 was $352,000, $1.1 million, and $139,000, respectively. At these dates, the fair market value of the mortgage servicing rights approximated $453,000, $1.4 million, and $174,000, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company and amounted to $196.9 million and $206.3 million at March 31, 2009 and 2008, respectively.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three Months Ended March 31,
	2009	2008
Mortgage Servicing Rights:
Balance at beginning of year	$139	$142
Acquired from Union Bankshares	—	1,199
Capitalized mortgage servicing rights	213	—
Amortization charged against mortgage banking income	(368)	(241)
Valuation adjustment	368	(31)
Balance at end of period	$352	$1,069
Valuation Allowance:
Balance at beginning of year	$(469)	$(1)
Increase in impairment reserve	—	(31)
Reduction of impairment reserve	368	—
Balance at end of period	$(101)	$(32)

NOTE 8 – EMPLOYEE BENEFIT PLANS

Pension Plan
The Company, through its acquisition of Union Bankshares, had a qualified noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Bankshares. Effective May 15, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During the fourth quarter of 2008 and the first quarter of 2009, the plan was liquidated.  On January 12, 2009, the Company paid out the remaining $735,000 liability related to this plan.

Supplemental Executive Retirement Plan and Other Postretirement Benefit Plan
The components of net period benefit cost and other amounts recognized in other comprehensive income for the three months ended March 31, 2009 and 2008 were as follows:

	SERP		Other Postretirement Benefits
	2009	2008	2009	2008
Net Period Benefit Cost Recognized in Net Income:
Service cost	$51	$46	$16	$16
Interest cost	104	65	34	34
Recognized net actuarial loss	19	—	1	—
Recognized prior service cost	5	5	—	—
Net period benefit cost	179	116	51	50
Changes in Funded Status Recognized in Other Comprehensive Loss:
Net actuarial loss	—	(606)	—	6
Reclassifications to net period benefit cost
Amortization of net unrecognized actuarial loss	(19)	—	(1)	—
Amortization of prior service cost	(5)	(5)	—	—
Net deferred tax expense (benefit)	8	214	1	(2)
Recognized in other comprehensive loss	(16)	(397)	—	4
Total recognized in net period benefit cost and other comprehensive loss	$163	$(281)	$51	$54

The amounts in accumulated other comprehensive loss that have not been recognized as components of net period benefit cost as of March 31, 2009 and 2008 are as follows:

	SERP		Other Postretirement Benefits
	2009	2008	2009	2008
Unrecognized net actuarial loss	$1,192	$304	$280	$95
Unrecognized prior service cost	132	155	—	—
Net deferred tax benefit	(463)	(161)	(98)	(33)
Total accumulated other comprehensive loss	$861	$298	$182	$62

NOTE 9 – SHAREHOLDERS’ EQUITY

Dividends
The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition, the Bank sought and obtained OCC approval to pay dividends in the first quarter of 2009 in excess of its current and retained net income for the period from January 1, 2007 through December 31, 2008. The Company expects this OCC approval to remain in place until the Bank’s retained net income meets the required regulatory levels and approval is no longer necessary. The Company paid $1.9 million and $1.6 million in dividends to shareholders for the quarters ended March 31, 2009 and 2008, respectively.

Common Stock Repurchase
In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program. Under the program, the Company is authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period, expiring July 1, 2009. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008 and made no repurchases in the first quarter of 2009.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation
On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under the Plan is 800,000. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. Prior to April 29, 2003, the Company had various stock option plans with options vesting immediately upon grant and expiring ten years from the date of the option grant. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

Stock Option Awards
Stock options (“options”) granted under the current Plan have been incentive stock options. Options granted vest based on five years of continuous service and have ten year contractual terms. On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model.

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions.

	Three Months Ended March 31,
	2009	2008
Dividend yield	4.09%	3.00%
Weighted average risk-free interest rate	1.60%	2.98%
Weighted average expected volatility	42.48%	27.09%
Weighted average expected life in years	5.22	5.70
Weighted average fair value of options granted	$6.62	$6.73

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $33,000 and $10,000 for the quarters ended March 31, 2009 and 2008, respectively. Unrecognized compensation cost for nonvested stock options, which reflects estimated annualized forfeiture rate of 5% per year over the vesting period, totaled $498,000 at March 31, 2009, and is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. There were no options exercised during the three months ended March 31, 2009. Option activity for the quarter ended March 31, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2008	91,600	$36.73
Granted	50,000	24.46
Forfeited	(2,300)	37.94
Options outstanding at March 31, 2009	139,300	$32.31	8.0	$—
Options exercisable at March 31, 2009	50,700	$36.04	6.3	$—

A summary of the status of the Company’s nonvested stock options as of March 31, 2009 and changes during the quarter then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	53,500	$9.05
Granted	50,000	6.62
Vested	(14,900)	9.08
Nonvested at March 31, 2009	88,600	$7.68

The fair value of the stock options vested during 2009 was $340,000 measured at the March 31, 2009 closing price of $22.85.

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

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Three Months Ended March 31,
	2009	2008
Restricted stock awards	$52	$16
MSPP grants	8	8
Total compensation expense	$60	$24
Related income tax benefit	$21	$8
Fair value of grants vested	$54	$107

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	7,406	$37.99	3,262	$11.29
Granted	2,000	24.46	3,339	6.56
Vested	(1,600)	44.15	(761)	13.64
Nonvested at March 31, 2009	7,806	$30.76	5,840	$8.28

At March 31, 2009, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $149,000 and is expected to be recognized over a weighted average period of 1.5 years.

Defined Contribution Retirement Plan
Approved during the first quarter of 2008, the Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the plan and annually participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2009, the Company granted 1,310 Deferred Stock Awards under the DCRP, none of which have been forfeited.  At March 31, 2009, the Company has 1,852 nonvested Deferred Stock Awards outstanding under the DCRP.

NOTE 11 – FAIR VALUE

The Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value and establishes a fair value hierarchy which prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The Company, in estimating its fair value disclosures, uses the following methods and assumptions:

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
Derivatives: Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate caps and swaps.
Impaired Loans: In accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the fair value measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL.
OREO: OREO property is recorded individually at the lower of the book value of the loan satisfied or its net realizable value on the date of acquisition. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge to the ALL is recorded. If, after the initial acquisition, the value of the property becomes permanently impaired as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging the impairment against current earnings.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets held at fair value:
Securities available for sale	$—	$590,666	$—	$590,666
Derivatives instruments	—	(254)	—	(254)

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets held at fair value:
Securities available for sale	$—	$606,031	$—	$606,031
Derivatives instruments (1)	—	—	—	—
(1)	The fair value was less than $1,000

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis:

March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$15,326	$—	$15,326
Other real estate owned	—	—	3,183	3,183
Mortgage servicing rights	—	453	—	453

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$11,158	$—	$11,158
Other real estate owned	—	—	4,024	4,024
Mortgage servicing rights	—	174	—	174

NOTE 12 – COMMITMENTS AND CONTIGENCIES

Legal Contingencies
Various legal claims arise from time to time in the normal course of business, which in the opinion of management, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition. For further information, refer to the Contractual Obligations and Commitments section within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has an interest rate cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at March 31, 2009 was less than $1,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge; thus, changes in fair value are recorded in the Statement of Income.

The Company has a forward interest rate swap agreement on its junior subordinated debentures with a notional amount of $10.0 million and a maturity date of June 30, 2021. As the interest rate on these debentures converts from a fixed interest rate to a variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost of 5.09% for ten years. The fair value of the swap agreement at March 31, 2009 was a loss of $254,000 and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock or forward commitments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2009 and December 31, 2008, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the fair value of those commitments, the Company determined the impact was not material.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although this Statement does not require any new fair value measurements, it has expanded fair value disclosures.

In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted FSP FAS 157-3 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, which provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. Management does not expect implementation of FSP 157-4 during the second quarter of 2009 to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairments, which changes how entities will recognize other than temporary impairment (“OTTI”) of the value of debt securities. Under the FSP, for many securities with OTTI, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period. Management does not expect implementation of FSP 115-2 during the second quarter of 2009 to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments, which requires the current public company disclosures of fair value to be reported each quarter, in additon to annually. Management will implement FSP FAS 107-1 during the second quarter of 2009, which will expand the fair value disclosure of the Company’s interim reports.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133, which requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management implemented SFAS No. 161, which did not have a material impact on the financial statements of the Company.

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

•
further actions by the U.S. government and Treasury Department, similar to the Federal Home Loan Mortgage Corporation conservatorship, which could have a negative impact on the Company’s investment portfolio and earnings;

•	misalignment of the Company’s interest-bearing assets and liabilities;

•	increases in loan repayment rates affecting interest income and the value of mortgage servicing rights; and

•
changes in accounting rules, Federal and State laws, Internal Revenue Service regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2008.  Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses (“ALL”), accounting for acquisitions and review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other than temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) unallocated allowance. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The methodology is in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), specifically, Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15. We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loans are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of March 31, 2009 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more in-depth review of the ALL, including the methodology for calculating and allocating the ALL, is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually at the lower of the “book value of the loan satisfied” or its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

Other Than Temporary Impairment of Investments. We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an other than temporary impairment has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the security for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Accounting for Postretirement Plans. We use a December 31 measurement date to determine the expenses for our postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trend rates. As with the computations of plan expense, cash contribution requirements are also sensitive to such changes.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2009:

Net income of $6.2 million for the three-month period ended March 31, 2009 increased $20,000, compared to the three-month period ended March 31, 2008.  Net income per diluted share increased 1.3% to $0.81, compared to $0.80 per diluted share earned during the first three months of 2008. The following were major factors contributing to the results of the first three months of 2009 compared to the same period of 2008:

•	Net interest income on a fully-taxable equivalent basis for the first quarter of 2009 increased 7.5% to $18.9 million due to lower funding costs and an improvement in the net interest margin.
•
The provision for loan losses of $1.7 million increased $1.2 million in the first three months of 2009 compared to the same period of 2008 as a result of an increase in net charge-offs and non-performing assets.

•
For the three months ended March 31, 2009, net charge-offs totaled $1.7 million, or an annualized rate of 0.46% of average loans, compared to $1.5 million, or 0.41%, for the same period of 2008. Non-performing assets as a percentage of total assets amounted to 0.89% and 0.70% at March 31, 2009 and 2008, respectively.

•
Non-interest income for the first three months of 2009 was $4.6 million, a 3.6% increase over the first quarter of 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, in part offset by a decline in income from fiduciary services at Acadia Trust, N.A. (“AT”).

•
We recorded net gains on our investment securities portfolio totaling $180,000 in the first quarter of 2008 primarily due to a restructuring of the portfolio acquired from Union Bankshares Company (“Union Bankshares”).

•
Non-interest expense for the first three months of 2009 was $12.3 million, an increase of $30,000, or 0.25%, over the first quarter of the prior year, which was primarily due to an increase in regulatory assessments and in foreclosed properties and collection costs, in part offset by a 14.9% decline in salary and benefit costs and a decrease in the amortization of the core deposit intangible.

Financial condition at March 31, 2009 compared to December 31, 2008:

•
Total loans at March 31, 2009 were $1.5 billion, a decrease of $22.4 million compared to December 31, 2008. The decline in loan balances was primarily in the commercial and commercial real estate portfolios.

•	Investment securities declined $15.9 million at March 31, 2009 compared to December 31, 2008 due to security prepayments.
•	Total liabilities at March 31, 2009 of $2.1 billion decreased $53.6 million, or 2.5%, as borrowings decreased $45.7 million, primarily in FHLB borrowings, due to the decline in earning asset balances.
•	Shareholders’ equity increased 3.4% due to current year earnings and other comprehensive income, in part offset by dividends declared.

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

Net interest income was $18.9 million on a fully-taxable equivalent basis for the three months ended March 31, 2009, compared to $17.6 million for the first quarter of 2008, an increase of $1.3 million or 7.5%. The increase in net interest income is largely due to an improvement of 25 basis points in the net interest margin (“NIM”), to 3.58%, for the first three months of 2009. The increase in the net interest margin resulted from a decrease in the cost of funds, offset in part by a decrease in income on earning assets, both of which were caused by the decline in the rate environment over the 12 month period. Average interest-earning assets increased by $15.4 million for the quarter ended March 31, 2009 compared the same period in 2008, primarily due to increases in investment securities and consumer loans, partly offset by declines in balances in all other loan types. The yield on earning assets for the first quarter of 2009 decreased 63 basis points, reflecting a decline in the interest rate environment impacting both the investment and loan yields. Average interest-bearing liabilities increased $33.2 million for the quarter ended March 31, 2009 compared to the same period in 2008, primarily due to an increase in retail certificate of deposit accounts, in part offset by declines in money market deposit accounts. Total cost of funds decreased 101 basis points due to the decline in short-term interest rates.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and NIM.

Average Balance, Interest and Yield/Rate Analysis

	March 31, 2009			March 31, 2008
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$586,207	7,270	5.03%	$540,221	$6,911	5.15%
Securities – nontaxable (1)	67,156	992	5.99%	71,063	1,040	5.89%
Federal funds sold	—	—	—%	1,071	8	3.00%
Loans (1) (2) :
Residential real estate	616,602	9,194	6.05%	630,368	9,549	6.09%
Commercial real estate	398,901	6,301	6.41%	423,375	7,621	7.24%
Commercial	187,005	2,601	5.64%	213,909	4,044	7.60%
Municipal	21,587	255	4.79%	16,547	238	5.78%
Consumer	265,320	3,346	5.11%	230,821	3,929	6.85%
Total loans	1,489,415	21,697	5.91%	1,515,020	25,381	6.74%
Total interest-earning assets	2,142,778	29,959	5.67%	2,127,375	33,340	6.30%
Cash and due from banks	27,409			37,804
Other assets	154,854			138,078
Less: ALL	(17,963)			(17,796)
Total assets	$2,307,078			$2,285,461
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$184,008	226	0.50%	$189,181	465	0.99%
Savings accounts	133,173	118	0.36%	134,635	225	0.67%
Money market accounts	294,653	896	1.23%	366,341	2,636	2.89%
Certificates of deposit	589,286	4,625	3.18%	493,344	4,835	3.94%
Total retail deposits	1,201,120	5,865	1.98%	1,183,501	8,161	2.77%
Broker deposits	83,247	529	2.58%	70,384	781	4.46%
Junior subordinated debentures	43,423	713	6.66%	43,331	752	6.98%
Borrowings	617,206	3,934	2.58%	614,532	6,052	3.96%
Total wholesale funding	743,876	5,176	2.82%	728,247	7,585	4.19%
Total interest-bearing liabilities	1,944,996	11,041	2.30%	1,911,748	15,746	3.31%
Demand deposits	173,130			178,507
Other liabilities	21,070			27,190
Shareholders’ equity	167,882			168,016
Total liabilities and shareholders’ equity	$2,307,078			$2,285,461
Net interest income (fully-taxable equivalent)		18,918			17,594
Less: fully-taxable equivalent adjustment		(423)			(431)
		$18,495			$17,163
Net interest rate spread (fully-taxable equivalent)			3.37%			2.99%
Net interest margin (fully-taxable equivalent)			3.58%			3.33%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $17.7 million, or 1.20% of total loans, at March 31, 2009, compared to $17.7 million, or 1.18% of total loans, at December 31, 2008. For the quarter ended March 31, 2009, our provision for loan losses charged to earnings amounted to $1.7 million, compared to $500,000 for the first quarter of 2008. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial and commercial real estate portfolio, and general economic conditions. For the three months ended March 31, 2009, net charge-offs totaled $1.7 million, or an annualized rate of 0.46% of average loans, compared to $1.5 million, or 0.41%, for the same period of 2008. Year-to-date charge-off activity for 2009 is centered in commercial and commercial real estate loans. See additional ALL discussion under the caption “Asset Quality.”

Non-Interest Income

Non-interest income increased to $4.6 million for the quarter ended March 31, 2009, compared to $4.4 million for the same period of 2008, resulting from increases in mortgage banking income of $585,000 due to the loan sales in the first quarter of 2009 and $102,000 in earnings on bank-owned life insurance due to policy purchases in 2008. Income from fiduciary services at AT decreased $323,000, or 19.3%, resulting from market value declines in assets under administration. During the first quarter of 2008, the Company recorded a $180,000 gain on security sales resulting from the restructuring of certain investment securities acquired from Union Bankshares.

Non-Interest Expenses

Total non-interest expense increased $30,000, or 0.25%, for the quarter ended March 31, 2009 compared to the same period of 2008. The increase was due to a $711,000 increase in regulatory assessments related to the increase in the FDIC deposit insurance assessment rate and the full utilization, in 2008, of assessment credits, and a $653,000 increase in foreclosed properties and collection costs primarily related to the $666,000 valuation allowance on other real estate owned. The increases were offset by a $994,000, or 14.9%, decline in salary and benefit costs as the first quarter of 2008 included higher staffing levels to facilitate the Union Bankshares merger. Also, the amortization of the core deposit intangible decreased $185,000 as the 1998 branch purchases were fully amortized in 2008.

FINANCIAL CONDITION

Overview

Total assets at March 31, 2009 were $2.3 billion, a decrease of $48.0 million, or 2.0%, from December 31, 2008. The change in assets consisted primarily of a $22.4 million decrease in loans, a $15.9 million decrease in investments, and a $6.4 million decrease in cash and due from banks. Total liabilities decreased $53.6 million as borrowings decreased $45.7 million and total deposits (including brokered deposits) decreased $8.3 million. Total shareholders’ equity increased $5.6 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first three months of 2009, average assets of $2.3 billion increased $21.6 million, or 0.9%, compared to the same period in 2008.  This increase was primarily the result of a $42.1 million increase in the investment securities portfolio, partially offset by a decline in average loans of $25.6 million. Average liabilities increased $21.8 million for the three months ended March 31, 2009 compared to the same period of 2008, primarily due to a $25.1 million increase in average deposits (including brokered deposits).

Assets

Investments. At March 31, 2009, investment security balances of $654.2 million decreased $15.9 million from December 31, 2008 primarily due to normal pay-downs partially offset by purchases of mortgage-backed securities issued or guaranteed by US government sponsored enterprises. Our portfolio is primarily comprised of obligations of US government sponsored enterprises.  The remaining 20% of the portfolio is invested as follows:

•
$65.9 million of obligations of states and political subdivisions rated investment grade and 98% of the portfolio rated A or better by at least one of the three rating agencies (Moody’s, Standard & Poor’s and Fitch);

•	$34.6 million and $7.1 million of private issue collateralized mortgage obligations rated Triple-A and Double-B, respectively, by at least one of the three rating agencies;
•
$21.0 million of Federal Home Loan Bank (“FHLB”) of Boston stock which has suspended quarterly dividend payments. Given the extended time frame the FHLB of Boston has to redeem the stock, and the Company’s ability and intent to hold the stock until redeemed, management believes that the stock is not impaired; and

•
$3.6 million of Duff & Phelps Select Income Fund Auction Preferred Stock which has failed at auction. We believe the failed auctions are a temporary liquidity event related to this asset class of securities. The security is rated Triple-A by Moody’s and Standard and Poor’s. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Loans. At March 31, 2009, net loans of $1.5 billion decreased $22.4 million from December 31, 2008 primarily due to declines in the commercial and commercial real estate portfolios of $7.4 million and $8.8 million, respectively.  The declines in the commercial portfolios are the result of normal pay-downs and decreased demand. As a result of recent declines in mortgage rates, residential real estate loan activity during the first quarter of 2009 has been strong; however, residential real estate loans decreased $1.4 million from December 31, 2008 primarily as a result of $20.0 million in loans sold.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due and property acquired through foreclosure or repossession. The following table sets forth the amount of our non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2009	2008
Non-accrual loans	$17,250	$12,501
Accruing loans past due 90 days	—	206
Total non-performing loans	17,250	12,707
Other real estate owned	3,183	4,024
Total non-performing assets	$20,433	$16,731
Non-performing loans to total loans	1.17%	0.85%
Allowance for loan losses to non-performing loans	102.55%	139.22%
Non-performing assets to total assets	0.89%	0.71%
Allowance for loan losses to non-performing assets	86.58%	105.73%

Non-accrual loans at March 31, 2009 were $17.3 million, or 1.17% of total loans, compared to $12.5 million, or 0.83% of total loans, at December 31, 2008. Non-accrual loans at March 31, 2009 were comprised of $5.7 million in commercial loans, $5.1 million in commercial real estate loans, $5.0 million in residential real estate loans, and $1.5 million in consumer loans. Non-accrual loans at December 31, 2008 consisted of $5.0 million in commercial real estate loans, $4.0 million in residential real estate loans, $2.4 million in commercial loans, and $1.1 million in consumer loans.

The OREO balance at March 31, 2009 consisted of eight properties, including three residential properties, three commercial/mixed use properties, and two parcels of raw land. During the first quarter of 2009, the Company recorded an OREO valuation allowance related to a parcel of raw land that was included in OREO at December 31, 2008, at which time the company was relying on the appraised value and an offer to purchase the land contingent upon obtaining acceptable financing. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance. The OREO balance is higher than we have historically experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At March 31, 2009, potential problem loans amounted to approximately $2.9 million, or 0.20% of total loans, compared to $4.1 million, or 0.27% of total loans at December 31, 2008. The reduction was attributed in part to the migration of a portion of potential problem loans at December 31, 2008 to non-accrual status during the first quarter of 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated.

	March 31,	December 31,
(Dollars in Thousands)	2009	2008
Loans 30-89 days past due:
Residential real estate loans	$1,196	$2,880
Commercial real estate	2,878	2,314
Commercial loans	1,105	3,601
Consumer loans	583	829
Total loans 30-89 days past due	$5,762	$9,624

Loans 30-89 days past due to total loans	0.39%	0.64%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first three months of 2009, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008
Allowance at the beginning of period	$17,691	$13,653
Acquired from Union Bankshares	—	4,369
Provision for loan losses	1,730	500
Charge-offs:
Residential real estate loans	26	40
Commercial real estate	846	704
Commercial loans	719	641
Consumer loans	236	206
Total loan charge-offs	1,827	1,591
Recoveries:
Residential real estate loans	7	—
Commercial real estate loans	8	—
Commercial loans	19	10
Consumer loans	63	38
Total loan recoveries	97	48
Net charge-offs	(1,730)	(1,543)
Allowance at the end of the period	$17,691	$16,979
Average loans outstanding	$1,489,415	$1,515,020
Net charge-offs (annualized) to average loans outstanding	0.46%	0.41%
Provision for loan losses to average loans outstanding	0.47%	0.13%
Allowance for loan losses to total loans	1.20%	1.12%
Allowance for loan losses to net charge-offs	252.11%	273.58%
Allowance for loan losses to non-performing loans	102.55%	109.18%
Allowance for loan losses to non-performing assets	86.58%	105.43%

During the first three months of 2009, we provided $1.7 million of expense to the ALL compared to $500,000 for the same period of 2008. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system that enables us to adequately identify the risks being undertaken, as well as migration within the overall loan portfolio. The increase in the provision for loan losses was primarily a result of an increase in net charge-offs mainly associated with commercial real estate and commercial loans. Non-performing assets as a percentage of total assets amounted to 0.89% at March 31, 2009, compared to 0.70% and 0.71% at March 31, 2008 and December 31, 2008, respectively, primarily resulting from an increase in non-accrual loans. At March 31, 2009, the ALL of $17.7 million, or 1.20% of total loans outstanding and 102.6% of total non-performing loans, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed. The ALL was 1.12% of total loans outstanding and 109.2% of total non-performing loans at March 31, 2008, and 1.18% of total loans outstanding and 139.2% of total non-performing loans at December 31, 2008.

Liabilities and Shareholders’ Equity

Total liabilities have decreased $53.6 million, or 2.5%, since December 31, 2008, to $2.1 billion at March 31, 2009.  Total deposits (including brokered deposits) decreased $8.3 million primarily due to $9.4 million and $14.0 million in seasonal declines in demand deposit accounts and interest checking, savings and money market accounts, respectively. Brokered deposits increased $15.5 million, primarily in brokered certificates of deposit (“CDs”), as $25.0 million deposited in a short-term CD was offset by $9.5 million in maturities. To balance the decrease in assets, borrowings declined $45.7 million which was comprised primarily of a decrease of $42.4 million in advances from the FHLB.

Total shareholders' equity at March 31, 2009 increased $5.6 million, or 3.4%, over the balance at December 31, 2008, as a result of current year net income of $6.2 million, a $1.2 million increase in other comprehensive income primarily due to an increase in the unrealized gain position of the available for sale investment portfolio, partially offset by $1.9 million dividend declared to shareholders.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2009 and 2008, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2009, average deposits (including brokered deposits) of $1.5 billion increased $25.1 million compared to the same period of 2008. Comparing average deposits for the first quarter of 2009 to the same period of 2008, average retail certificates of deposit increased $95.9 million, while average checking, savings and money market account balances declined $10.6 million, $1.5 million and $71.7 million, respectively. Average brokered deposits increased $12.9 million. Included in the money market deposit category are deposits from AT, representing client funds. The balance in the AT client money market account, which was $74.5 million on March 31, 2009, could increase or decrease depending upon changes in the portfolios of the clients of AT. The shift from money market accounts to retail certificates of deposit was the result of changes in market rates, while the decline in checking and savings accounts reflects an increase in seasonal outflows due to the current economic environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first quarter of 2009 was $660.6 million, an increase of $2.8 million from the first quarter of 2008. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $679.1 million and $704.4 million at March 31, 2009 and 2008, respectively. The carrying value of securities pledged as collateral at the FHLB was $100.7 million and $140.7 million at March 31, 2009 and 2008, respectively. Through our bank subsidiary, we have an available line of credit with the FHLB of $9.9 million at March 31, 2009 and 2008. We had no outstanding balance on the line of credit with the FHLB at March 31, 2009. The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2009.  We had no outstanding balance on this line of credit at March 31, 2009.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, commercial reverse repurchase transaction market and the Federal Reserve Bank (“FRB”) discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceed regulatory guidelines at March 31, 2009 and 2008. Our Tier 1 capital to risk weighted assets was 11.7% and 11.1% at March 31, 2009 and 2008, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 7.4% and 7.3% at March 31, 2009 and 2008, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2009, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $172.0 million and $172.1 million at March 31, 2009 and 2008, respectively, which amounted to 7.5% of total assets on both dates.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $1.9 million and $1.6 million for the quarter ended March 31, 2009 and 2008, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. CNB declared dividends in the aggregate amount of $3.0 million for both the first quarter of 2009 and the first quarter of 2008. Under regulations prescribed by the Office of the Comptroller of the Currency (“OCC”), without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition and a loss in the third quarter of 2008 related to the investment securities losses, CNB sought and obtained OCC approval to pay dividends in excess of its current and retained net income for the required period. We expect this OCC approval to remain in place until CNB’s net income meets the required levels and approval is no longer necessary. However, if we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

In June 2008, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year, expiring July 1, 2009. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to our capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of March 31, 2009, we repurchased 50,000 shares of common stock at an average price of $32.00 under the current plan, all of which were purchased during 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2009, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,546	$1,088	$458	$—	$—
Commercial Commitment Letters	26,434	26,434	—	—	—
Residential Loan Origination	33,453	33,453	—	—	—
Home Equity Line of Credit Commitments	156,010	3,559	1,164	61	151,226
Other Commitments to Extend Credit	119,354	79,930	22,355	1,588	15,481
Total	$336,797	$144,464	$23,977	$1,649	$166,707

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2009, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,737	$795	$1,513	$892	$2,537
Capital Leases	1,238	39	86	85	1,028
Construction Contracts	—	—	—	—	—
Borrowings from the FHLB	345,630	180,547	97,055	26,378	41,650
Commercial Repurchase Agreements	126,549	10,000	10,000	101,000	5,549
Other Borrowed Funds	100,308	100,308	—	—	—
Junior Subordinated Debentures	43,435	—	—	—	43,435
Note Payable	181	23	52	53	53
Other Contractual Obligations	1,185	231	954	—	—
Total	$624,263	$291,943	$109,660	$128,408	$94,252

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2009, the Company had an interest rate cap agreement with a notional amount of $20.0 million which expires on March 15, 2010, and a forward interest rate swap, with a notional amount of $10.0 million, related to the junior subordinated debentures, which expires on June 30, 2021.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the first quarter of 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.

Rate Change	Estimated Change in NII
+200 bp	(1.0)%
-100 bp	0.0%

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

The most significant factors affecting the changes in market risk exposure during the first quarter of 2009 were the decrease in the loan portfolio and an increase in lower cost overnight borrowings that resulted in an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  The increased spread and lower rollover rates for the funding base resulted in higher projected levels of net interest income in all scenarios except for the rising rates scenario due to the aforementioned increased overnight borrowing position.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly downward during the first two years as funding relief cannot offset declining asset yields.  Once asset yield reductions slow and eventually reach their floors, net interest income levels stabilize.  In a falling interest rate environment, net interest income is also expected to trend downward.  The main driver of this trend is mortgage-based assets cycling into lower market rates causing ongoing pressure to margins and driving net interest income lower.  This trend is projected to remain throughout the entire simulation horizon as funding costs stabilize while the asset base continues to be reset lower.  As rates rise, net interest income levels will be impacted by funding costs resetting upward which are expected to outpace asset yield improvements.  As increases in funding costs subside, the asset base continues to be replaced into the higher rate environment, expanding margins and driving net interest income levels higher.  If the yield curve were to flatten as rates rise, this would result in lower net interest income levels.  The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2009, we had a notional principal amount of $20.0 million in an interest rate cap agreement and a notional principal amount of $10.0 million in an interest rate swap agreement related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (Principal Financial & Accounting Officer), regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter covered by this report.  In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer (Principal Financial & Accounting Officer) concluded that they believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company intends to continue to review and document the disclosure controls and procedures, including the internal controls and procedures for financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that the systems evolve with the Company's business.

There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No material litigation.

ITEM 1A.	RISK FACTORS

There has been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) In June 2008, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expires on July 1, 2009, may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the first quarter of 2009, we made no purchases under this plan:
			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

1/1/09 – 3/31/09	-	$-	-	700,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

(10.1) Change in Control Agreement for the Company’s CEO (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2009)

(10.2) Change in Control Agreement for the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2009)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 8, 2009
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	May 8, 2009
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

		Page
(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)	-

(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2003)	-

(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.i.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)	-

(10.1)	Change in Control Agreement for the Company’s CEO (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2009)	-

(10.2)	Change in Control Agreement for the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2009)	-

(11.1)	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 2 to the consolidated financial statements in this report)	-

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation	39

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	40

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	41

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43