Form 10-Q
period 2009-06-30
CAMDEN NATIONAL CORP
filed 2009-08-07
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Outstanding at August 07, 2009:  Common stock (no par value) 7,644,829 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition June 30, 2009 and December 31, 2008	4

	Consolidated Statements of Income Three and Six Months Ended June 30, 2009 and 2008	5

	Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2009 and 2008	6

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2009 and 2008	7

	Notes to Consolidated Financial Statements Six Months Ended June 30, 2009 and 2008	8-20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	34-35

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	38

SIGNATURES		39

EXHIBIT INDEX		40

EXHIBITS		41-45

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2009, and for the six-month and three-month periods ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Bangor, Maine
August 7, 2009

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2009	2008
(In Thousands, Except Number of Shares and per Share Data)	(unaudited)
ASSETS
Cash and due from banks	$38,657	$35,195
Securities
Securities available for sale, at fair value	554,335	606,031
Securities held to maturity, at amortized cost (fair value $41,137 and $41,954 at June 30, 2009 and December 31, 2008, respectively)	40,951	42,040
Federal Home Loan and Federal Reserve Bank stock, at cost	21,965	21,969
Total securities	617,251	670,040
Trading account assets	1,495	1,304
Loans held for sale	17,364	—
Loans	1,497,771	1,500,908
Less allowance for loan losses	(18,654)	(17,691)
Net loans	1,479,117	1,483,217
Goodwill	41,780	41,857
Bank-owned life insurance	41,199	40,459
Premises and equipment, net	25,174	25,872
Interest receivable	7,910	8,325
Core deposit intangible	4,267	4,518
Other real estate owned	5,856	4,024
Other assets	26,280	26,685
Total assets	$2,306,350	$2,341,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$179,522	$180,407
Interest checking, savings and money market	643,179	632,664
Retail certificates of deposit	583,942	593,013
Brokered deposits	70,155	83,433
Total deposits	1,476,798	1,489,517
Federal Home Loan Bank advances	217,750	258,925
Other borrowed funds	355,476	359,470
Junior subordinated debentures	43,461	43,410
Accrued interest and other liabilities	35,636	23,774
Total liabilities	2,129,121	2,175,096

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,644,829 and 7,638,713 shares on June 30, 2009 and December 31, 2008, respectively	3,150	2,851
Surplus	46,083	46,133
Retained earnings	125,900	118,564
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale, net of tax	2,742	(89)
Net unrealized gains on derivative instruments, net of tax	382	—
Net unrecognized losses on postretirement plans, net of tax	(1,028)	(1,059)
Total accumulated other comprehensive income (loss)	2,096	(1,148)
Total shareholders’ equity	177,229	166,400
Total liabilities and shareholders’ equity	$2,306,350	$2,341,496

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,270	$24,409	$42,891	$49,723
Interest on U.S. government and sponsored enterprise obligations	6,770	6,362	14,010	12,509
Interest on state and political subdivision obligations	628	676	1,273	1,352
Interest on federal funds sold and other investments	26	630	62	1,408
Total interest income	28,694	32,077	58,236	64,992
Interest Expense
Interest on deposits	5,936	7,559	12,330	16,501
Interest on borrowings	3,703	5,982	7,637	12,034
Interest on junior subordinated debentures	711	691	1,424	1,443
Total interest expense	10,350	14,232	21,391	29,978
Net interest income	18,344	17,845	36,845	35,014
Provision for Loan Losses	2,784	450	4,514	950
Net interest income after provision for loan losses	15,560	17,395	32,331	34,064
Non-Interest Income
Service charges on deposit accounts	1,350	1,466	2,582	2,692
Other service charges and fees	810	696	1,424	1,335
Income from fiduciary services	1,508	1,699	2,861	3,378
Brokerage and insurance commissions	285	405	643	723
Mortgage banking income (loss), net	416	(85)	871	(215)
Bank-owned life insurance	345	285	740	578
Net investment securities gains	—	—	—	180
Other income	330	239	477	431
Total non-interest income	5,044	4,705	9,598	9,102
Non-Interest Expenses
Salaries and employee benefits	6,446	6,400	12,124	13,051
Net occupancy	969	1,010	2,092	2,081
Furniture and equipment	879	982	1,716	1,834
Consulting and service fees	750	729	1,442	1,443
Other real estate owned and collection costs	282	172	1,162	399
Regulatory assessments	1,740	98	2,611	259
Amortization of core deposit intangible	125	193	251	504
Other expenses	2,225	2,329	4,309	4,603
Total non-interest expenses	13,416	11,913	25,707	24,174
Income before income taxes	7,188	10,187	16,222	18,992
Income Taxes	2,184	3,080	5,004	5,691
Net Income	$5,004	$7,107	$11,218	$13,301

Per Share Data
Basic earnings per share – common stock	$0.66	$0.92	$1.47	$1.73
Basic earnings per share – unvested share-based payment awards	0.66	0.92	1.47	1.73
Diluted earnings per share – common stock	0.65	0.92	1.47	1.73
Diluted earnings per share– unvested share-based payment awards	$0.65	$0.92	$1.47	$1.73
Weighted average number of shares outstanding	7,641,083	7,695,798	7,640,119	7,694,326

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(In Thousands, Except Number of Shares and per Share Data)	Common Stock		Surplus	Retained Earnings	Net Unrealized Gains on Securities Available for Sale	Net Unrealized Gains on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2007		$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income		—	—	13,301	—	—	—	13,301
Change in net unrealized gains on securities available for sale, net of taxes of $922		—	—	—	(1,713)	—	—	(1,713)
Change in net unrecognized losses on post-retirement plans, net of taxes of ($215)		—	—	—	—	—	399	399
Total comprehensive income		—	—	13,301	(1,713)	—	399	11,987
Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)		—	43,523	—	—	—	—	43,523
Equity compensation expense		—	118	—	—	—	—	118
Exercise of stock options and issuance of restricted stock (total 9,733 shares)		292	(146)	—	—	—	—	146
Common stock repurchase (59,362 shares)		—	(73)	(1,844)	—	—	—	(1,917)
Cash dividends declared ($0.25/share)		—	—	(1,915)	—	—	—	(1,915)
Balance at June 30, 2008	$	$ 2,814	$46,051	$123,831	$(197)	$—	$(354)	$172,145

Balance at December 31, 2008		$2,851	$46,133	$118,564	$(89)	$—	$(1,059)	$166,400

Net income		—	—	11,218	—	—	—	11,218
Change in unrealized losses on securities available for sale, net of taxes of ($1,524)		—	—	—	2,831	—	—	2,831
Change in unrealized gains on derivative instruments at fair value, net of taxes of ($205)		—	—	—	—	382	—	382
Change in net unrecognized losses on postretirement plans, net of taxes of ($16)		—	—	—	—	—	31	31
Total comprehensive income		—	—	11,218	2,831	382	31	14,462
Equity compensation expense		—	239	—	—	—	—	239
Exercise of stock options and issuance of restricted stock (total 6,116 shares)		299	(289)	(55)	—	—	—	(45)
Cash dividends declared ($0.50/share)		—	—	(3,827)	—	—	—	(3,827)
Balance at June 30, 2009		$3,150	$46,083	$125,900	$2,742	$382	$(1,028)	$177,229

 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In Thousands)	2009	2008
Operating Activities
Net income	$11,218	$13,301
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	4,514	950
Depreciation and amortization	1,370	962
Equity compensation expense	239	118
Decrease in interest receivable	415	212
Amortization of core deposit intangible	251	504
Net increase in trading assets	(191)	—
Net investment securities gains	—	(180)
Increase in OREO valuation allowance	666	—
Originations of mortgage loans held for sale	(61,364)	—
Proceeds from the sale of mortgage loans	44,000	—
Gain on sale of mortgage loans	(135)	—
Liquidation of defined benefit pension plan	(735)	—
(Increase) decrease in other assets	(3,200)	547
Increase (decrease) in other liabilities	1,087	(2,744)
Net cash (used) provided by operating activities	(1,865)	13,670
Investing Activities
Acquisition of Union Bankshares Company	—	(29,299)
Proceeds from maturities of securities held to maturity	1,042	55
Proceeds from sales and maturities of securities available for sale	91,600	122,845
Purchase of securities held to maturity	—	(39)
Purchase of securities available for sale	(25,557)	(130,924)
Purchase of bank-owned life insurance	—	(3,000)
Premium received on deposit sale	—	1,400
Net decrease (increase) in loans	389	(15,336)
Proceeds from the sale of other real estate owned	328	420
Purchase of premises and equipment	(573)	(756)
Net cash provided (used) by investing activities	67,229	(54,634)
Financing Activities
Net decrease in deposits	(12,736)	(24,734)
Proceeds from Federal Home Loan Bank long-term advances	7,948	188,727
Repayments on Federal Home Loan Bank long-term advances	(49,123)	(179,782)
Net change in short-term Federal Home Loan Bank borrowings	(32,380)	35,410
Net increase in other borrowed funds	27,756	44,184
Increase (decrease) in note payable	505	(10,006)
Common stock repurchase	—	(1,917)
Exercise of stock options	(45)	146
Cash dividends paid on common stock	(3,827)	(3,481)
Net cash (used) provided by financing activities	(61,902)	48,547
Net increase in cash and cash equivalents	3,462	7,583
Cash and cash equivalents at beginning of year	35,195	28,790
Cash and cash equivalents at end of period	$38,657	$36,373
Supplemental information
Interest paid	$22,061	$29,411
Income taxes paid	2,900	4,820
Common stock issued in acquisition	—	43,523
Transfer from loans to loans held for sale	17,364	—
Transfer from loans to other real estate owned	2,826	162

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30,  2009 and December 31, 2008, the consolidated statements of income for the three and six months ended June 30, 2009 and 2008, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008.  All significant intercompany transactions and balances are eliminated in consolidation.  Certain items from the prior year were reclassified to conform to the current year presentation.  The income reported for the three-month and six-month periods ended June 30, 2009 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2008 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income, as reported	$5,004	$7,107	$11,218	$13,301
Weighted-average common shares outstanding – basic	7,641,083	7,695,798	7,640,119	7,694,326
Dilutive effect of stock-based compensation	6,940	4,469	4,305	4,646
Weighted-average common and potential common shares – diluted	7,648,023	7,700,267	7,644,424	7,698,972
Basic earnings per share – common stock	$0.66	$0.92	$1.47	$1.73
Basic earnings per share – unvested share-based payment awards	0.66	0.92	1.47	1.73
Diluted earnings per share – common stock	0.65	0.92	1.47	1.73
Diluted earnings per share– unvested share-based payment awards	0.65	0.92	1.47	1.73

At June 30, 2009 and 2008, options to purchase 67,550 and 98,450 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009
Available for sale
Obligations of U.S. government sponsored enterprises	$4,515	$40	$—	$4,555
Obligations of states and political subdivisions	22,637	204	(129)	22,712
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	468,757	15,688	(203)	484,242
Private issue collateralized mortgage obligations	49,208	2	(10,442)	38,768
Total debt securities	545,117	15,934	(10,774)	550,277
Equity securities	5,000	—	(942)	4,058
Total securities available for sale	$550,117	$15,934	$(11,716)	$554,335
Held to maturity
Obligations of states and political subdivisions	$40,951	$400	$(214)	$41,137
Total securities held to maturity	$40,951	$400	$(214)	$41,137

December 31, 2008
Available for sale
Obligations of U.S. government sponsored enterprises	$4,539	$64	$—	$4,603
Obligations of states and political subdivisions	25,457	105	(215)	25,347
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	514,049	11,339	(52)	525,336
Private issue collateralized mortgage obligations	57,123	1	(10,347)	46,777
Total debt securities	601,168	11,509	(10,614)	602,063
Equity securities	5,000	—	(1,032)	3,968
Total securities available for sale	$606,168	$11,509	$(11,646)	$606,031
Held to maturity
Obligations of states and political subdivisions	$42,040	$213	$(299)	$41,954
Total securities held to maturity	$42,040	$213	$(299)	$41,954

For the first six months of 2009, there were no sales in the available for sale portfolio. Unrealized gains on securities available for sale arising during the first half of 2009 and included in other comprehensive income amounted to $4.4 million, net of deferred taxes of $1.5 million.

At June 30, 2009, securities with an amortized cost of $451.3 million and a fair value of $462.0 million were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

The amortized cost and fair values of debt securities by contractual maturity at June 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$7,808	$7,898
Due after one year through five years	41,083	42,227
Due after five years through ten years	53,186	54,317
Due after ten years	443,040	445,835
	$545,117	$550,277
Held to maturity
Due after one year through five years	$2,634	$2,665
Due after five years through ten years	23,798	24,129
Due after ten years	14,519	14,343
	$40,951	$41,137

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

The following table shows the gross unrealized losses and fair values of investment securities at June 30, 2009 and December 31, 2008, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Obligations of states and political subdivisions	$22,856	$(308)	$772	$(35)	$23,628	$(343)
Mortgage-backed securities	18,511	(203)	40	(1)	18,551	(203)
Private issue collateralized mortgage obligations	4,646	(299)	31,383	(10,142)	36,029	(10,442)
Equity securities	4,058	(942)	—	—	4,058	(942)
Total	$50,071	$(1,752)	$32,195	$(10,178)	$82,266	$(11,930)

December 31, 2008
Obligations of states and political subdivisions	$32,393	$(477)	$770	$(37)	$33,163	$(514)
Mortgage-backed securities	18,440	(38)	4,407	(14)	22,847	(52)
Private issue collateralized mortgage obligations	37,106	(6,193)	9,652	(4,154)	46,758	(10,347)
Equity securities	3,968	(1,032)	—	—	3,968	(1,032)
Total	$91,907	$(7,740)	$14,829	$(4,205)	$106,736	$(11,945)

At June 30, 2009, $82.3 million of the Company’s investment securities had unrealized losses that are considered temporary. The majority of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which are all rated as Triple-A except for two that have been downgraded to non-investment grade. The Company’s share of both the downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 20 securities with a fair value of $32.2 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

At June 30, 2009, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, including residential loans held for sale, at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
Residential real estate loans	$631,778	$620,956
Commercial real estate loans	410,625	400,312
Commercial loans	208,115	213,683
Consumer loans	264,959	265,865
Deferred loan fees net of costs	(342)	92
Total loans	$1,515,135	$1,500,908

Non-accrual loans at June 30, 2009 were $16.3 million, or 1.08% of total loans, compared to $12.5 million, or 0.85% of total loans, at December 31, 2008. Non-accrual loans at June 30, 2009 were comprised of $3.8 million in commercial loans, $5.8 million in commercial real estate loans, $5.5 million in residential real estate loans, and $1.2 million in consumer loans. Non-accrual loans at December 31, 2008 consisted of $5.0 million in commercial real estate loans, $4.0 million in residential real estate loans, $2.4 million in commercial loans, and $1.1 million in consumer loans.

During the first half of 2009, the Company sold $44.0 million of residential mortgage loans to the secondary market, which resulted in a gain on the sale of $135,000 and an increase in mortgage servicing income of $493,000 due to the recognition of the related mortgage servicing asset.

The allowance for loan losses (“ALL”) is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by the Federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The following is a summary of activity in the allowance for loan losses:

	For Three Months Ended		For Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$17,691	$16,979	$17,691	$18,022
Loan charge-offs	(2,171)	(480)	(3,998)	(2,071)
Recoveries on loans previously charged off	350	317	447	365
Net charge-offs	(1,821)	(163)	(3,551)	(1,706)
Provision for loan losses	2,784	450	4,514	950
Balance at end of period	$18,654	$17,266	$18,654	$17,266

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

During the first quarter of 2008, the Company acquired $37.8 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). During the quarter ended March 31, 2009, the Company completed its final adjustments to the goodwill related to the Union Bankshares acquisition.  The changes in goodwill, core deposit intangible and trust relationship intangible for the six months ended June 30, 2009 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2008	$34,797	$7,060	$41,857
2009 activity	(77)	—	(77)
Balance at June 30, 2009	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$14,444	$(9,926)	$4,518
2009 activity	—	(251)	(251)
Balance at June 30, 2009	$14,444	$(10,177)	$4,267

	Trust Relationship Intangible
	Total	Accumulated Amortization		Net
Balance at December 31, 2008	$753	$	(75)	$678
2009 activity	—		(38)	(38)
Balance at June 30, 2009	$753		$(113)	$640

During the fourth quarter of 2008, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at June 30, 2009:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2009	$37	$251
2010	75	502
2011	75	502
2012	75	502
2013	75	502
Thereafter	303	2,008
Total unamortized intangible	$640	$4,267

NOTE 6 – OTHER REAL ESTATE OWNED

The transactions in other real estate owned (“OREO”) were as follows:

For the
Six Months Ended
June 30, 2009
Balance at beginning of year	$4,024
Additions	2,826
Increase in OREO valuation allowance	(666)
Properties sold	(328)
Balance at end of period	$5,856

The OREO balance at June 30, 2009 consisted of thirteen properties, including two residential properties, nine commercial/mixed use properties, and two parcels of raw land.  The OREO valuation allowance relates to a parcel of raw land that was included in OREO at December 31, 2008, at which time the Company was relying on the appraised value and an offer to purchase the land contingent upon obtaining acceptable financing. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance.

NOTE 7 – MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at June 30, 2009 and 2008 and December 31, 2008 was $611,000, $848,000, and $139,000, respectively. At these dates, the fair market value of the mortgage servicing rights approximated $747,000, $1.1 million, and $174,000, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company and amounted to $202.5 million and $199.7 million at June 30, 2009 and 2008, respectively.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six months ended June 30,
	2009	2008
Mortgage Servicing Rights:
Balance at beginning of year	$139	$142
Acquired from Union Bankshares	—	1,199
Capitalized mortgage servicing rights	493	—
Amortization charged against mortgage banking income	(453)	(459)
Valuation adjustment	432	(34)
Balance at end of period	$611	$848
Valuation Allowance:
Balance at beginning of year	$(469)	$(1)
Increase in impairment reserve	—	(34)
Reduction of impairment reserve	432	—
Balance at end of period	$(37)	$(35)

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

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net period benefit cost
Service cost	$51	$46	$102	$92
Interest cost	104	65	208	130
Recognized net actuarial loss	19	—	38	—
Recognized prior service cost	4	5	9	10
Net period benefit cost	$178	$116	$357	$232

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net period benefit cost
Service cost	$16	$16	$32	$32
Interest cost	34	34	68	68
Recognized net actuarial loss	—	—	1	—
Recognized prior service cost	—	—	—	—
Net period benefit cost	$50	$50	$101	$100

NOTE 9 – SHAREHOLDERS’ EQUITY

Dividends
The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition, the Bank sought and obtained OCC approval to pay dividends in the first two quarters of 2009 in excess of its current and retained net income for the period from January 1, 2007 through December 31, 2008. The Company expects this OCC approval to remain in place until the Bank’s retained net income meets the required regulatory levels and approval is no longer necessary. The Company paid $1.9 million and $1.9 million in dividends to shareholders for the three month period ended June 30, 2009 and 2008, respectively.  For the first half of 2009 and 2008 dividends paid to shareholders totaled $3.8 million and $3.5 million, respectively.

Common Stock Repurchase
In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program. Under the program, the Company is authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period that expired on July 1, 2009. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008 and made no repurchases in the first half of 2009.

NOTE 10 – SHARE-BASED COMPENSATION PLANS

The 2003 Stock Option and Incentive Plan (the “Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights.

Compensation expense recognized in connection with the share-based arrangements is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	$72	$34	$104	$42
Restricted stock awards	71	46	123	63
Management stock purchase plan	4	4	12	13
Total share-based compensation expense	$147	$84	$239	$118

At June 30, 2009, there was $544,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under the Plan.

Option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2008	91,600	$36.73
Granted	51,000	24.51
Forfeited	(8,500)	35.05
Options outstanding at June 30, 2009	134,100	$32.19	7.7	$573
Options exercisable at June 30, 2009	50,700	$36.04	6.0	$62

During the first six months of 2009, the Company awarded 2,000 shares of restricted stock with vesting occurring over a three-year period.  Under the Management Stock Purchase Plan, 3,339 shares were granted in lieu of management employees’ annual incentive bonus during the first six months of 2009.

NOTE 11 – FAIR VALUE

Effective June 15, 2009, the Company adopted the provisions of FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In accordance with FAS 107-1, the Company has included the fair value of financial instruments at June 30, 2009.

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

Securities Available for Sale and Trading Account Assets: The fair value of securities available for sale and trading account assets is reported at fair value utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.

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

Loans Held for Sale: The fair value of loans held for sale is based on secondary mortgage market prices.

Derivatives: Derivatives are reported at fair value utilizing Level 2 inputs obtained from third parties to value interest rate caps and swaps.

OREO: OREO property is recorded individually at net realizable value on the date of acquisition. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge to the ALL is recorded. If, after the initial acquisition, the value of the property becomes permanently impaired as determined by an appraisal or an evaluation in accordance with the Company’s appraisal policy, the Company records the decline by charging the impairment against current earnings.

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

Interest Receivable and Payable:  The carrying amounts approximate their fair value.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$—	$554,335	$—	$554,335
Trading account assets	1,495	—	—	1,495
Derivative instruments	—	587	—	587

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$—	$606,031	$—	$606,031
Trading account assets	1,304	—	—	1,304
Derivative instruments (1)	—	—	—	—
(1)	The fair value was less than $1

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis:

June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$14,629	$—	$14,629
Other real estate owned	—	—	5,856	5,856
Mortgage servicing rights	—	747	—	747

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$11,158	$—	$11,158
Other real estate owned	—	—	4,024	4,024
Mortgage servicing rights	—	174	—	174

The following is a summary of carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$38,657	$38,657	$35,195	$35,195
Securities available for sale	554,335	554,335	606,031	606,031
Securities held to maturity	40,951	41,137	42,040	41,954
Federal Home Loan and Federal Reserve Bank stock	21,965	21,965	21,969	21,969
Trading account assets	1,495	1,495	1,304	1,304
Loans held for sale	17,364	17,265	—	—
Loans receivable, net of allowance	1,479,117	1,469,180	1,483,217	1,472,454
Interest receivable	7,910	7,910	8,325	8,325
Financial liabilities:
Deposits	1,476,798	1,483,056	1,489,517	1,486,620
Advances from Federal Home Loan Bank	217,750	221,050	258,925	261,243
Commercial repurchase agreements	126,522	132,315	126,577	131,197
Other borrowed funds	228,954	228,954	232,893	232,893
Junior subordinated debentures	43,461	50,802	43,410	48,376
Interest payable	2,951	2,951	3,617	3,617

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company has an interest rate cap agreement with a cap rate of 5.50%, a notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at June 30, 2009 was less than $1,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge; thus, changes in fair value are recorded in the Statement of Income.

The Company has a forward interest rate swap agreement on its junior subordinated debentures with a notional amount of $10.0 million and a maturity date of June 30, 2021. As the interest rate on these debentures converts from a fixed interest rate to a variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost of 5.09% for ten years. The fair value of the swap agreement at June 30, 2009 was $587,000 and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock or forward commitments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2009 and December 31, 2008, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the fair value of those commitments, the Company determined the impact was not material.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, which provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. Management adopted FSP FAS 157-4 in the second quarter of 2009 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairments, which changes how entities will recognize other than temporary impairment (“OTTI”) of the value of debt securities. Under the FSP, for many securities with OTTI, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period.  Management adopted FSP FAS 157-4 in the second quarter of 2009 and there was no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of, accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No.165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the statement of condition date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of condition, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of condition but arose after that date.  Management has reviewed events occurring through August 07, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

•	changes in loan default and charge-off rates could affect the allowance for loan losses;
•	declines in the equity and financial markets which could result in impairment of goodwill;
•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;
•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;
•	changes in the domestic interest rate environment and inflation, as substantially all of the assets and virtually all of the liabilities are monetary in nature;
•	changes in the carrying value of investment securities and other assets;
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
•
changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products;

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of June 30, 2009 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more in-depth review of the ALL, including the methodology for calculating and allocating the ALL, is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2009:

Net income of $11.2 million for the six-month period ended June 30, 2009 decreased $2.1 million, compared to the six-month period ended June 30, 2008.  Net income per diluted share decreased to $1.47, compared to $1.73 per diluted share earned during the first six months of 2008. The following were major factors contributing to the results of the first six months of 2009 compared to the same period of 2008:

•	Net interest income on a fully-taxable equivalent basis for the first half of 2009 increased 5.1% to $37.7 million due to lower funding costs and an improvement in the net interest margin.
•
The provision for loan losses of $4.5 million increased $3.6 million in the first six months of 2009 compared to the same period of 2008 as a result of an increase in net charge-offs and non-performing assets.

•
For the six months ended June 30, 2009, net charge-offs totaled $3.6 million, or an annualized rate of 0.48% of average loans, compared to $1.7 million, or 0.22%, for the same period of 2008. Non-performing assets as a percentage of total assets amounted to 0.97% and 0.61% at June 30, 2009 and 2008, respectively.

•
Non-interest income for the first half of 2009 was $9.6 million, a 5.4% increase over the first half of 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, in part offset by a decline in income from fiduciary services at Acadia Trust, N.A. (“Acadia Trust”).

•
We recorded net gains on our investment securities portfolio totaling $180,000 in the first half of 2008 primarily due to a restructuring of the portfolio acquired from Union Bankshares Company (“Union Bankshares”).

•
Non-interest expense for the first half of 2009 was $25.7 million, an increase of $1.5 million, or 6.3%, over the first half of the prior year, which was primarily due to an increase in FDIC insurance assessment rates as well as a special assessment of $1.1 million levied in the second quarter of 2009.  There were also increases in foreclosed properties and collection costs, in part offset by a 7.1% decline in salary and benefit costs and a decrease in the amortization of the core deposit intangible.

For the three months ended June 30, 2009:

Net income for the three-month period ended June 30, 2009 decreased $2.1 million, compared to the three-month period ended June 30, 2008.  Net income per diluted share for the second quarter 2009 decreased to $0.65, compared to $0.92 per diluted share earned in 2008. The following were major factors contributing to the results of the second quarter of 2009 compared to the same period of 2008:

•	Net interest income on a fully-taxable equivalent basis for the second quarter of 2009 increased 2.7% to $18.8 million due to lower funding costs and an improvement in the net interest margin.
•
The provision for loan losses of $2.8 million increased $2.3 million in the second quarter of 2009 compared to the same period of 2008 as a result of an increase in net charge-offs and non-performing assets.

•	For the three months ended June 30, 2009, net charge-offs totaled $1.8 million, or an annualized rate of 0.49% of average loans, compared to $163,000, or 0.04%, for the same period of 2008.
•
Non-interest income for the second quarter of 2009 was $5.0 million, a 7.2% increase over the second quarter of 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, in part offset by a decline in income from fiduciary services at Acadia Trust.

•
Non-interest expense for the second quarter of 2009 was $13.4 million, an increase of $1.5 million, or 12.6%, over the second quarter of the prior year, which was primarily due to an increase in FDIC assessments.

Financial condition at June 30, 2009 compared to December 31, 2008:

•
Total loans at June 30, 2009 were $1.5 billion (including loans held for sale), an increase of $14.2 million (including loans held for sale) compared to December 31, 2008. The increase in loan balances was primarily in the commercial and residential real estate portfolios.

•	Investment securities declined $52.8 million at June 30, 2009 compared to December 31, 2008 due to security prepayments.
•
Total liabilities at June 30, 2009 of $2.1 billion decreased $46.0 million, or 2.1%, as borrowings decreased $45.2 million, primarily in Federal Home Loan Bank of Boston (“FHLBB”) borrowings, due to the decline in earning asset balances.

•	Shareholders’ equity increased 6.5% due to current year earnings and other comprehensive income, in part offset by dividends declared.

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

Net interest income was $37.7 million on a fully-taxable equivalent basis for the six months ended June 30, 2009, compared to $35.9 million for the first six months of 2008, an increase of $1.8 million or 5.1%. The increase in net interest income is largely due to an improvement of 20 basis points in the net interest margin (“NIM”), to 3.57%, for the first six months of 2009. The increase in the net interest margin resulted from a decrease in the cost of funds, offset in part by a decrease in income on earning assets, both of which were caused by the decline in the rate environment. Average interest-earning assets decreased by $1.4 million for the six months ended June 30, 2009 compared the same period in 2008, primarily due to increases in investment securities and consumer loans, partly offset by declines in balances in all other loan types. The yield on earning assets for the first half of 2009 decreased 64 basis points, reflecting a decline in the interest rate environment impacting both the investment and loan yields. Average interest-bearing liabilities increased $10.1 million for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to an increase in retail certificate of deposit accounts, in part offset by declines in money market deposit accounts. Total cost of funds decreased 91 basis points due to the decline in short-term interest rates.

Net interest income, on a fully taxable equivalent basis, for the three months ended June 30, 2009 was $18.8 million, a 2.7%, or $501,000, increase compared to $18.3 million in net interest income for the same period in 2008.  The increase was primarily due to lower funding costs as the Company was able to improve pricing on deposits and borrowings and minimize the decline of interest rates on loans that resulted in an improved net interest margin.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

Average Balance, Interest and Yield/Rate Analysis

	June 30, 2009			June 30, 2008
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$572,278	$14,082	4.92%	$543,792	$13,882	5.11%
Securities – nontaxable (1)	65,978	1,929	5.85%	70,871	2,039	5.78%
Trading account assets	1,338	10	1.49%	1,552	35	4.51%
Federal funds sold	—	—	0.00%	679	10	2.95%
Loans (1) (2) :
Residential real estate	618,773	18,346	5.93%	629,180	19,035	6.05%
Commercial real estate	401,886	12,449	6.25%	419,126	14,951	7.17%
Commercial	185,582	5,160	5.61%	213,229	7,731	7.29%
Municipal	23,111	568	4.96%	19,642	530	5.43%
Consumer	264,087	6,557	5.01%	236,345	7,650	6.51%
Total loans	1,493,439	43,080	5.80%	1,517,522	49,897	6.61%
Total interest-earning assets	2,133,033	59,101	5.56%	2,134,416	65,863	6.20%
Cash and due from banks	26,989			36,079
Other assets	153,569			139,643
Less: allowance for loan losses	18,091			17,450
Total assets	$2,295,500			$2,292,688
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$193,199	454	0.47%	$185,235	863	0.94%
Savings accounts	135,180	241	0.36%	132,862	420	0.64%
Money market accounts	296,110	1,723	1.17%	346,954	4,233	2.48%
Certificates of deposit	588,837	8,927	3.06%	500,163	9,478	3.81%
Total retail deposits	1,213,326	11,345	1.89%	1,165,214	14,994	2.59%
Broker deposits	77,275	984	2.57%	67,142	1,506	4.51%
Junior subordinated debentures	43,436	1,424	6.61%	43,331	1,443	6.70%
Borrowings	596,455	7,637	2.58%	644,728	12,035	3.75%
Total wholesale funding	717,166	10,046	2.82%	755,201	14,984	3.99%
Total interest-bearing liabilities	1,930,492	21,391	2.23%	1,920,415	29,978	3.14%
Demand deposits	172,766			176,916
Other liabilities	21,347			25,699
Shareholders’ equity	170,895			169,658
Total liabilities and shareholders’ equity	$2,295,500			$2,292,688
Net interest income (fully-taxable equivalent)		37,710			35,885
Less: fully-taxable equivalent adjustment		(865)			(871)
		$36,845			$35,014
Net interest rate spread (fully-taxable equivalent)			3.33%			3.06%
Net interest margin (fully-taxable equivalent)			3.57%			3.37%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $18.7 million, or 1.23% of total loans, at June 30, 2009, compared to $17.7 million, or 1.18% of total loans, at December 31, 2008. For the six months ended June 30, 2009, our provision for loan losses charged to earnings amounted to $4.5 million, compared to $950,000 for the same period in 2008. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial and commercial real estate portfolio, and general economic conditions. For the first half of 2009, net charge-offs totaled $3.6 million, or an annualized rate of 0.48% of average loans, compared to $1.7 million, or 0.22%, for the same period of 2008. Year-to-date charge-off activity for 2009 is centered in commercial and commercial real estate loans. See additional ALL discussion under the caption “Asset Quality.”

For the second quarter of 2009, our provision for loan losses charged to earnings amounted to $2.8 million, compared to $450,000 for the same period on 2008.  The loan loss reserve analysis called for an increase in loan loss provision due to increased charge-offs resulting from a general weakening of the economy.  Net charge-offs were $1.8 million for the three months ended June 30, 2009 and $163,000 for the three months ended June 30, 2008.

Non-Interest Income

Non-interest income increased to $9.6 million for the six months ended June 30, 2009, compared to $9.1 million for the same period of 2008, resulting from increases in mortgage banking income of $1.1 million due to the loan sales in the first half of 2009 and $162,000 in earnings on bank-owned life insurance due to policy purchases in 2008. Income from fiduciary services at Acadia Trust decreased $517,000, or 15.3%, resulting from market value declines in assets under administration. During the first half of 2008, the Company recorded a $180,000 gain on security sales resulting from the restructuring of certain investment securities acquired from Union Bankshares.

For the second quarter of 2009 non-interest income increased $339,000 compared to the second quarter of 2008, primarily due to increases in mortgage banking income of $501,000 and earnings on bank-owned life insurance of $60,000 due to policy purchases in 2008.  Income from fiduciary services at Acadia Trust decreased $191,000, or 11.2%, for the three month period as a result of value declines in assets under administration.

Non-Interest Expenses

Non-interest expense increased $1.5 million, or 6.3%, for the six months ended June 30, 2009 compared to the same period of 2008. The increase was primarily due to a $2.4 million increase in the FDIC insurance assessment rates as well as a special assessment of $1.1 million levied in the second quarter of 2009 and the full utilization, in 2008, of assessment credits.  There was also a $763,000 increase in foreclosed properties and collection costs related to the $666,000 valuation allowance on other real estate owned. The increases were partially offset by a $927,000, or 7.1%, decline in salary and benefit costs as the first half of 2008 included higher staffing levels to facilitate the Union Bankshares merger. Also, the amortization of the core deposit intangible decreased $253,000 as the 1998 branch purchases were fully amortized in 2008.

For the second quarter of 2009 non-interest expense increased $1.5 million compared to the second quarter of 2008, primarily due to the $1.6 million increase in regulatory assessments related to a special FDIC assessment of $1.1 million and an increase in the FDIC deposit insurance assessment rate.

FINANCIAL CONDITION
Overview

Total assets at June 30, 2009 were $2.3 billion, a decrease of $35.1 million, or 1.5%, from December 31, 2008. The change in assets consisted primarily of a $52.8 million decrease in investments, partially offset by a $14.2 million increase in loans and a $3.5 million increase in cash and due from banks. Total liabilities decreased $46.0 million as borrowings decreased $45.2 million and total deposits (including brokered deposits) decreased $12.7 million.  These decreases were partially offset by an increase in other liabilities of $11.9 million, primarily due to a $10.1 million pending security settlement. Total shareholders’ equity increased $10.8 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first six months of 2009, average assets of $2.3 billion increased $2.8 million, compared to the same period in 2008.  This increase was primarily the result of a $23.6 million increase in the investment securities portfolio and $10.0 million in bank-owned life insurance, partially offset by a decline in average loans of $24.1 million and cash and due from banks of $9.1 million. Average liabilities increased $1.6 million for the six months ended June 30, 2009 compared to the same period of 2008, primarily due to a $54.1 million increase in average deposits (including brokered deposits) and a decrease in average borrowings of $48.2 million.

Assets

Investments. At June 30, 2009, investment security balances of $617.3 million decreased $52.8 million from December 31, 2008 primarily due to normal pay-downs, partially offset by purchases of mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises. Our portfolio is primarily comprised of obligations of U.S. government sponsored enterprises and mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises.  The approximately 20% remaining portfolio is invested as follows:

•
$63.7 million of obligations of states and political subdivisions rated investment grade and 97% of the portfolio is rated by at least one of the three rating agencies (Moody’s, Standard & Poor’s and Fitch);

•	$30.5 million and $8.3 million of private issue collateralized mortgage obligations rated Triple-A and Double-B, respectively, by at least one of the three rating agencies;
•
$21.0 million of FHLBB stock which has suspended quarterly dividend payments. Given the extended time frame the FHLBB has to redeem the stock, and the Company’s ability and intent to hold the stock until redeemed, management believes that the stock is not impaired; and

•
$4.1 million of Duff & Phelps Select Income Fund Auction Preferred Stock which has failed at auction. We believe the failed auctions are a temporary liquidity event related to this asset class of securities. The security is rated Triple-A by Moody’s and Standard and Poor’s. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Loans. At June 30, 2009, loans of $1.5 billion (including loans held for sale) increased $14.2 million from December 31, 2008 primarily due to an increase in residential real estate and commercial real estate loans of $10.8 million and $10.3 million, respectively. These increases were somewhat offset by declines in the commercial and consumer portfolios as a result of normal pay-downs and decreased demand.  Residential real estate loan activity during the first half of 2009 has been strong due to low mortgage rates; as a result, $44.0 million in residential real estate production was sold year-to-date.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due and property acquired through foreclosure or repossession. The following table sets forth the amount of our non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2009	2008
Non-accrual loans
Residential real estate	$5,454	$4,048
Commercial real estate	5,831	4,957
Commercial	3,822	2,384
Consumer	1,181	1,112
Total non-accrual loans	16,288	12,501
Accruing loans past due 90 days	121	206
Total non-performing loans	16,409	12,707
Other real estate owned	5,856	4,024
Total non-performing assets	$22,265	$16,731
Non-performing loans to total loans	1.08%	0.85%
Allowance for loan losses to non-performing loans	113.68%	139.22%
Non-performing assets to total assets	0.97%	0.71%
Allowance for loan losses to non-performing assets	83.78%	105.73%

The OREO balance at June 30, 2009 consisted of thirteen properties, including two residential properties, nine commercial/mixed use properties, and two parcels of raw land. During the first half of 2009, the Company recorded an OREO valuation allowance related to a parcel of raw land that was included in OREO at December 31, 2008, at which time the Company was relying on the appraised value and an offer to purchase the land contingent upon obtaining acceptable financing. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance. The OREO balance is higher than we have historically experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At June 30, 2009, potential problem loans amounted to approximately $1.5 million, or 0.10% of total loans, compared to $4.1 million, or 0.27% of total loans at December 31, 2008. The reduction was attributed in part to the migration of a portion of potential problem loans at December 31, 2008 to non-accrual status during the first half of 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated.
	June 30,	December 31,
(Dollars in Thousands)	2009	2008
Loans 30-89 days past due:
Residential real estate loans	$1,026	$2,880
Commercial real estate	1,761	2,314
Commercial loans	1,612	3,601
Consumer loans	377	829
Total loans 30-89 days past due	$4,776	$9,624

Loans 30-89 days past due to total loans	0.32%	0.64%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first six months of 2009, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Six Months Ended June 30,
(Dollars in Thousands)	2009	2008
Allowance at the beginning of period	$17,691	$18,022
Provision for loan losses	4,514	950
Charge-offs:
Residential real estate loans	259	40
Commercial real estate	1,514	734
Commercial loans	1,654	937
Consumer loans	571	360
Total loan charge-offs	3,998	2,071

Recoveries:
Residential real estate loans	8	—
Commercial real estate loans	41	—
Commercial loans	241	220
Consumer loans	157	145
Total loan recoveries	447	365
Net charge-offs	(3,551)	(1,706)
Allowance at the end of the period	$18,654	$17,266
Average loans outstanding	$1,493,439	$1,517,522

Net charge-offs (annualized) to average loans outstanding	0.48%	0.22%
Provision for loan losses (annualized) to average loans outstanding	0.59%	0.13%
Allowance for loan losses to total loans	1.23%	1.13%
Allowance for loan losses to net charge-offs (annualized)	262.71%	506.09%
Allowance for loan losses to non-performing loans	113.68%	125.62%
Allowance for loan losses to non-performing assets	83.78%	122.98%

During the first six months of 2009, the Company provided $4.5 million of expense to the ALL compared to $950,000 for the same period of 2008. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us to identify the risks being undertaken, as well as migration within the overall loan portfolio. The increase in the provision for loan losses was primarily a result of an increase in net charge-offs mainly associated with commercial real estate and commercial loans. Non-performing assets as a percentage of total assets amounted to 0.97% at June 30, 2009, compared to 0.61% and 0.71% at June 30, 2008 and December 31, 2008, respectively, primarily resulting from an increase in non-accrual loans. We believe the ALL of $18.7 million, or 1.23% of total loans outstanding and 113.7% of total non-performing loans at June 30, 2009, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed. The ALL was 1.13% of total loans outstanding and 125.6% of total non-performing loans at June 30, 2008, and 1.18% of total loans outstanding and 139.2% of total non-performing loans at December 31, 2008.

Liabilities and Shareholders’ Equity

Total liabilities have decreased $46.0 million, or 2.1%, since December 31, 2008, to $2.1 billion at June 30, 2009.  Total deposits (including brokered deposits) decreased $12.7 million primarily due to a $13.3 million decline in brokered deposits. To balance the decrease in assets, borrowings declined $45.2 million which was comprised primarily of a decrease of $41.2 million in advances from the FHLB.

Total shareholders' equity at June 30, 2009 increased $10.8 million, or 6.5%, over the balance at December 31, 2008, as a result of current year net income of $11.2 million, and a $3.2 million increase in other comprehensive income primarily due to an increase in the unrealized gain position of the available for sale investment portfolio, partially offset by $3.8 million in dividends paid and declared to shareholders.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2009 and 2008, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2009, average deposits (including brokered deposits) of $1.5 billion increased $54.1 million compared to the same period of 2008. Comparing average deposits for the first half of 2009 to the same period of 2008, declines were experienced in average money market account balances of $50.8 million and demand deposits of $4.1 million, while average NOW, savings, and retail certificates of deposit increased $8.0 million, $2.3 million and $88.7 million, respectively.  Average brokered deposits increased $10.1 million. Included in the money market deposit category are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client money market account, which was $70.1 million on June 30, 2009, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from money market accounts to retail certificates of deposit was the result of changes in market rates, while the decline in checking accounts reflects an increase in seasonal outflows due to the current economic environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first half of 2009 was $639.9 million, a decrease of $48.2 million from the first half of 2008. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $689.8 million and $709.1 million at June 30, 2009 and 2008, respectively. The carrying value of securities pledged as collateral at the FHLBB was $86.0 million and $157.4 million at June 30, 2009 and 2008, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at June 30, 2009 and 2008. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2009. The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2009.  We had no outstanding balance on this line of credit at June 30, 2009.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at June 30, 2009 and 2008. Our Tier 1 capital to risk weighted assets was 11.53% and 11.40% at June 30, 2009 and 2008, respectively.  The Company’s total capital to risk weighted assets was 12.78% and 12.58% at June 30, 2009 and 2008, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 7.64% and 7.30% at June 30, 2009 and 2008, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2009, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $177.2 million and $172.1 million at June 30, 2009 and 2008, respectively, which amounted to 7.7% of total assets at June 30, 2009 and 7.4% of total assets at June 30, 2008.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $3.8 million and $3.5 million for the quarter ended June 30, 2009 and 2008, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. Camden National Bank (“CNB”) declared dividends in the aggregate amount of $6.0 million for the first half of 2009 and $3.0 million for the first half of 2008. Under regulations prescribed by the Office of the Comptroller of the Currency (“OCC”), without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition and a loss in the third quarter of 2008 related to the investment securities losses, CNB sought and obtained OCC approval to pay dividends in excess of its current and retained net income for the required period. We expect this OCC approval to remain in place until CNB’s net income meets the required levels and approval is no longer necessary. However, if we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

In June 2008, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year, that expired on July 1, 2009. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to our capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. As of June 30, 2009, we repurchased 50,000 shares of common stock at an average price of $32.00 under the current plan, all of which were purchased during 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2009, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,460	$1,460	$—	$—	$—
Commercial Commitment Letters	27,993	27,993	—	—	—
Residential Loan Origination	30,928	30,928	—	—	—
Home Equity Line of Credit Commitments	155,030	150	70	50	154,760
Other Commitments to Extend Credit	130,005	75,820	9,272	18,462	26,451
Total	$345,416	$136,351	$9,342	$18,512	$181,211

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2009, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,533	$793	$1,474	$852	$2,414
Capital Leases	1,229	40	88	97	1,004
Borrowings from the FHLB	345,705	185,868	87,180	31,257	41,400
Commercial Repurchase Agreements	126,522	10,111	15,201	96,210	5,000
Other Borrowed Funds	100,329	100,329	—	—	—
Junior Subordinated Debentures	43,461	—	—	—	43,461
Note Payable	670	148	378	106	38
Other Contractual Obligations	1,185	828	357	—	—
Total	$624,634	$298,117	$104,678	$128,522	$93,317

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2009, the Company had an interest rate cap agreement with a notional amount of $20.0 million which expires on March 15, 2010, and a forward interest rate swap, with a notional amount of $10.0 million, related to the junior subordinated debentures, which expires on June 30, 2021.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the second quarter of 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.

Rate Change	Estimated Change in NII
+200 bp	(0.2)%
-100 bp	(0.9)%

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

The most significant factors affecting the changes in market risk exposure during the first half of 2009 were the decrease in the investment balances, lower cost of retail deposits, and an increase in lower cost overnight borrowings that resulted in an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly downward during the simulation period as funding cost reductions occur at a slower pace than the asset yields.  In a falling interest rate environment, net interest income is also expected to trend downward during the first year of the simulation as the floating rate asset base drives asset yields lower more quickly than funding cost can be adjusted downward.  Beyond the first year, opportunities to reduce funding costs become even more difficult while accelerated prepayments continue to drive asset yields lower.  In the initial stages of a rising rate environment, net interest income levels are projected to trend downward as short-term funding costs quickly cycle upward, outpacing asset yields improvements.  Once funding costs stabilize and the asset base continues to be replaced at higher levels, net interest income turns upward for the remaining simulation period.  If the yield curve were to flatten as rate rise, pressure on net interest income would be greater.  The risk in the various rate scenarios is well within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2009, we had a notional principal amount of $20.0 million in an interest rate cap agreement and a notional principal amount of $10.0 million in an interest rate swap agreement related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None
(b) None
(c) In June 2008, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of its authorized and issued common stock. The authority, which expired on July 1, 2009, was not renewed for the coming year. Any repurchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee benefit plans and for general corporate purposes. During the second quarter of 2009, we made no purchases under this plan:
			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

4/1/09 – 6/30/09	-	$-	-	700,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on April 28, 2009.

(b) Ann W. Bresnahan, Gregory A. Dufour and Rendle A. Jones were elected as directors at the annual meeting. Robert J. Campbell, David C. Flanagan, Ward I. Graffam, John W. Holmes, James H. Page, Ph.D., Robin A. Sawyer, CPA, and Karen W. Stanley continued in office as directors after the meeting.

(c) Matters voted upon at the meeting.  1) To elect as director nominees – Ann W. Bresnahan (Total votes cast:  6,004,936, with 5,934,294 for and 70,642 withholding authority), Gregory A. Dufour (Total votes cast:  6,004,936, with 5,901,227 for and 103,709 withholding authority) and Rendle A. Jones (Total votes cast:  6,004,936, with 5,934,117 for and 70,819 withholding authority) to serve a three-year term to expire at the annual meeting in 2012.  2) To ratify the selection of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for 2009.  (Total votes cast:  6,004,935, with 5,963,830 for, 22,659 against, and 18,446 abstaining).

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

(10.3) Management Long-Term Performance Share Plan (or Long-Term Incentive Plan, “LTIP”), as amended June 30, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2005)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 07, 2009
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	August 07, 2009
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)

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

(10.2)
Change in Control Agreement for the Company’s Named Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2009)

(10.3)
Management Long-Term Performance Share Plan (or Long-Term Incentive Plan, “LTIP”), as amended June 30, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2005)

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