Form 10-Q
period 2009-09-30
CAMDEN NATIONAL CORP
filed 2009-10-30
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Outstanding at October 30, 2009:  Common stock (no par value) 7,644,829 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition September 30, 2009 and December 31, 2008	4

	Consolidated Statements of Income Three and Nine Months Ended September 30, 2009 and 2008	5

	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2009 and 2008	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and 2008	7

	Notes to Consolidated Financial Statements Nine Months Ended September 30, 2009 and 2008	8-20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21-32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	33-34

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	37

SIGNATURES		38

EXHIBIT INDEX		39

EXHIBITS		40-44

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2009, and for the nine-month and three-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Bangor, Maine
October 30, 2009

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2009	2008
(In Thousands, Except Number of Shares and per Share Data)	(unaudited)
ASSETS
Cash and due from banks	$30,081	$35,195
Securities
Securities available for sale, at fair value	525,966	606,031
Securities held to maturity, at amortized cost (fair value $41,751 and $41,954 at September 30, 2009 and December 31, 2008, respectively)	39,366	42,040
Federal Home Loan and Federal Reserve Bank stock, at cost	21,965	21,969
Total securities	587,297	670,040
Trading account assets	1,667	1,304
Loans held for sale	1,298	—
Loans	1,519,681	1,500,908
Less allowance for loan losses	(19,435)	(17,691)
Net loans	1,500,246	1,483,217
Goodwill	41,780	41,857
Bank-owned life insurance	41,310	40,459
Premises and equipment, net	25,234	25,872
Interest receivable	7,649	8,325
Core deposit intangible	4,142	4,518
Other real estate owned	5,465	4,024
Other assets	26,577	26,685
Total assets	$2,272,746	$2,341,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$201,451	$180,407
Interest checking, savings and money market	699,230	632,664
Retail certificates of deposit	567,210	593,013
Brokered deposits	45,443	83,433
Total deposits	1,513,334	1,489,517
Federal Home Loan Bank advances	210,495	258,925
Other borrowed funds	290,427	359,470
Junior subordinated debentures	43,487	43,410
Accrued interest and other liabilities	28,232	23,774
Total liabilities	2,085,975	2,175,096

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,644,829 and 7,638,713 shares on September 30, 2009 and December 31, 2008, respectively	3,150	2,851
Surplus	46,139	46,133
Retained earnings	130,320	118,564
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale, net of tax	8,163	(89)
Net unrealized gains on derivative instruments, net of tax	11	—
Net unrecognized losses on postretirement plans, net of tax	(1,012)	(1,059)
Total accumulated other comprehensive income (loss)	7,162	(1,148)
Total shareholders’ equity	186,771	166,400
Total liabilities and shareholders’ equity	$2,272,746	$2,341,496

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,121	$24,080	$64,012	$73,803
Interest on U.S. government and sponsored enterprise obligations	6,229	6,412	20,229	18,921
Interest on state and political subdivision obligations	602	674	1,876	2,026
Interest on federal funds sold and other investments	28	318	99	1,726
Total interest income	27,980	31,484	86,216	96,476
Interest Expense
Interest on deposits	5,413	7,752	17,743	24,253
Interest on borrowings	3,630	5,466	11,267	17,500
Interest on junior subordinated debentures	712	752	2,136	2,195
Total interest expense	9,755	13,970	31,146	43,948
Net interest income	18,225	17,514	55,070	52,528
Provision for Loan Losses	2,000	1,170	6,514	2,120
Net interest income after provision for loan losses	16,225	16,344	48,556	50,408
Non-Interest Income (Loss)
Service charges on deposit accounts	1,361	1,377	3,943	4,069
Other service charges and fees	778	724	2,202	2,059
Income from fiduciary services	1,471	1,653	4,332	5,031
Brokerage and insurance commissions	378	345	1,021	1,068
Mortgage banking income (loss), net	351	(1)	1,222	(216)
Bank-owned life insurance	368	305	1,108	883
Net gain (loss) on sale of securities	1	(804)	1	(624)
Other income	441	98	918	529
Total non-interest income before security impairment write-down	5,149	3,697	14,747	12,799
Loss on security impairment write-down	—	(13,950)	—	(13,950)
Total non-interest income (loss)	5,149	(10,253)	14,747	(1,151)
Non-Interest Expenses
Salaries and employee benefits	6,071	6,079	18,195	19,130
Net occupancy	862	927	2,954	3,008
Furniture, equipment and data processing	1,123	1,038	3,233	3,467
Consulting and service fees	698	786	2,140	2,229
Other real estate owned and collection costs	779	119	1,941	518
Regulatory assessments	693	417	3,304	676
Amortization of core deposit intangible	125	193	376	697
Other expenses	1,801	2,100	5,716	6,108
Total non-interest expenses	12,152	11,659	37,859	35,833
Income (loss) before income taxes	9,222	(5,568)	25,444	13,424
Income Taxes	2,894	2,452	7,898	8,143
Net Income (Loss)	$6,328	$(8,020)	$17,546	$5,281

Per Share Data
Basic earnings (loss) per share – common stock	$0.83	$(1.05)	$2.30	$0.69
Basic earnings (loss) per share – unvested share-based payment awards	0.83	(1.05)	2.30	0.69
Diluted earnings (loss) per share – common stock	0.83	(1.05)	2.29	0.69
Diluted earnings (loss) per share– unvested share-based payment awards	0.83	(1.05)	2.29	0.69
Weighted average number of common shares outstanding	7,644,829	7,659,811	7,641,705	7,682,737

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(In Thousands, Except Number of Shares and per Share Data)	Common Stock		Surplus	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2007		$2,522	$2,629	$114,289	$1,516	$—	$(753)	$120,203

Net income		—	—	5,281	—	—	—	5,281
Change in net unrealized gains on securities available for sale, net of taxes of $1,969		—	—	—	(3,656)	—	—	(3,656)
Change in net unrecognized losses on post-retirement plans, net of taxes of ($216)		—	—	—	—	—	402	402
Total comprehensive income		—	—	5,281	(3,656)	—	402	2,027
Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)		—	43,523	—	—	—	—	43,523
Equity compensation expense		—	182	—	—	—	—	182
Exercise of stock options and issuance of restricted stock (total 9,733 shares)		292	(146)	—	—	—	—	146
Common stock repurchase (109,362 shares)		—	(134)	(3,383)	—	—	—	(3,517)
Cash dividends declared ($0.50/share)		—	—	(3,853)	—	—	—	(3,853)
Balance at September 30, 2008	$	$ 2,814	$46,054	$112,334	$(2,140)	$—	$(351)	$158,711

Balance at December 31, 2008		$2,851	$46,133	$118,564	$(89)	$—	$(1,059)	$166,400

Net income		—	—	17,546	—	—	—	17,546
Change in unrealized losses on securities available for sale, net of taxes of ($4,443)		—	—	—	8,252	—	—	8,252
Change in unrealized gains on derivative instruments at fair value, net of taxes of ($6)		—	—	—	—	11	—	11
Change in net unrecognized losses on postretirement plans, net of taxes of ($25)		—	—	—	—	—	47	47
Total comprehensive income		—	—	17,546	8,252	11	47	25,856
Equity compensation expense		—	295	—	—	—	—	295
Exercise of stock options and issuance of restricted stock (total 6,116 shares)		299	(289)	(55)	—	—	—	(45)
Cash dividends declared ($0.75/share)		—	—	(5,735)	—	—	—	(5,735)

Balance at September 30, 2009		$3,150	$46,139	$130,320	$8,163	$11	$(1,012)	$186,771

 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In Thousands)	2009	2008
Operating Activities
Net income	$17,546	$5,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,514	2,120
Depreciation and amortization	2,028	1,643
Equity compensation expense	295	182
Decrease in interest receivable	676	405
Amortization of core deposit intangible	376	697
Net increase in trading assets	(363)	—
Net investment securities (gains) losses	(1)	624
Write-down of other-than-temporarily impaired security	—	13,950
Increase in other real estate owned valuation allowance	1,011	—
Originations of mortgage loans held for sale	(72,529)	—
Proceeds from the sale of mortgage loans	71,231	—
Gain on sale of mortgage loans	(102)	—
Liquidation of defined benefit pension plan	(735)	—
Increase in other assets	(4,350)	(1,579)
Increase (decrease) in other liabilities	898	(3,703)
Net cash provided by operating activities	22,495	19,620
Investing Activities
Acquisition of Union Bankshares Company	—	(29,299)
Proceeds from sales and maturities of securities held to maturity	2,606	90
Proceeds from sales and maturities of securities available for sale	138,200	183,807
Purchase of securities held to maturity	—	(39)
Purchase of securities available for sale	(45,616)	(211,485)
Purchase of bank-owned life insurance	—	(7,450)
Premium received on deposit sale	—	1,400
Net increase in loans	(22,468)	(8,592)
Proceeds from the sale of other real estate owned	448	420
Purchase of premises and equipment	(1,152)	(882)
Net cash provided (used) by investing activities	72,018	(72,030)
Financing Activities
Net increase in deposits	23,794	75,525
Proceeds from Federal Home Loan Bank long-term advances	8,163	199,278
Repayments on Federal Home Loan Bank long-term advances	(56,593)	(218,336)
Net change in short-term Federal Home Loan Bank borrowings	(116,375)	(23,965)
Net increase in other borrowed funds and junior subordinated debentures	47,164	38,008
Common stock repurchase	—	(3,517)
Exercise of stock options	(45)	146
Cash dividends paid on common stock	(5,735)	(5,405)
Net cash (used) provided by financing activities	(99,627)	61,734
Net (decrease) increase in cash and cash equivalents	(5,114)	9,324
Cash and cash equivalents at beginning of year	35,195	28,790
Cash and cash equivalents at end of period	$30,081	$38,114
Supplemental information
Interest paid	$31,837	$44,322
Income taxes paid	5,200	8,419
Common stock issued in acquisition	—	43,523
Transfer from loans to loans held for sale	1,298	—
Transfer from loans to other real estate owned	2,900	2,599

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2009 and December 31, 2008, the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and nine-month periods ended September 30, 2009 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2008 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$6,328	$(8,020)	$17,546	$5,281
Weighted-average common shares outstanding – basic	7,644,829	7,659,811	7,641,705	7,682,737
Dilutive effect of stock-based compensation	9,346	—	4,119	1,066
Weighted-average common and potential common shares – diluted	7,654,175	7,659,811	7,645,824	7,683,803
Basic earnings (loss) per share – common stock	$0.83	$(1.05)	$2.30	$0.69
Basic earnings (loss) per share – unvested share-based payment awards	0.83	(1.05)	2.30	0.69
Diluted earnings (loss) per share – common stock	0.83	(1.05)	2.29	0.69
Diluted earnings (loss) per share– unvested share-based payment awards	0.83	(1.05)	2.29	0.69

At September 30, 2009 and 2008, options to purchase 64,750 and 60,750 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009
Available for sale
Obligations of U.S. government sponsored enterprises	$4,503	$9	$—	$4,512
Obligations of states and political subdivisions	21,525	637	—	22,162
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	437,654	18,606	(56)	456,204
Private issue collateralized mortgage obligations	44,726	25	(5,985)	38,766
Total debt securities	508,408	19,277	(6,041)	521,644
Equity securities	5,000	—	(678)	4,322
Total securities available for sale	$513,408	$19,277	$(6,719)	$525,966
Held to maturity
Obligations of states and political subdivisions	$39,366	$2,385	$—	$41,751
Total securities held to maturity	$39,366	$2,385	$—	$41,751

December 31, 2008
Available for sale
Obligations of U.S. government sponsored enterprises	$4,539	$64	$—	$4,603
Obligations of states and political subdivisions	25,457	105	(215)	25,347
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	514,049	11,339	(52)	525,336
Private issue collateralized mortgage obligations	57,123	1	(10,347)	46,777
Total debt securities	601,168	11,509	(10,614)	602,063
Equity securities	5,000	—	(1,032)	3,968
Total securities available for sale	$606,168	$11,509	$(11,646)	$606,031
Held to maturity
Obligations of states and political subdivisions	$42,040	$213	$(299)	$41,954
Total securities held to maturity	$42,040	$213	$(299)	$41,954

For the first nine months of 2009, there were three sales totaling $530,000 in the available for sale and one sale for $224,000 in the held to maturity portfolios. The sale in the held to maturity portfolio was due to a drop in credit rating.  Unrealized gains on securities available for sale arising during the first three quarters of 2009 and included in other comprehensive income amounted to $12.6 million, net of deferred taxes of $4.4 million.

At September 30, 2009, securities with an amortized cost of $396.5 million and a fair value of $412.1 million were pledged to secure Federal Home Loan Bank (“FHLBB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

The amortized cost and fair values of debt securities by contractual maturity at September 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$8,438	$8,496
Due after one year through five years	36,147	37,434
Due after five years through ten years	59,777	61,693
Due after ten years	404,046	414,021
	$508,408	$521,644
Held to maturity
Due after one year through five years	$1,456	$1,471
Due after five years through ten years	23,830	25,414
Due after ten years	14,080	14,866
	$39,366	$41,751

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

The following table shows the gross unrealized losses and fair values of investment securities at September 30, 2009 and December 31, 2008, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Mortgage-backed securities	$10,793	$(55)	$59	$(1)	$10,852	$(56)
Private issue collateralized mortgage obligations	507	(94)	32,628	(5,891)	33,135	(5,985)
Equity securities	4,322	(678)	—	—	4,322	(678)
Total	$15,622	$(827)	$32,687	$(5,892)	$48,309	$(6,719)

December 31, 2008
Obligations of states and political subdivisions	$32,393	$(477)	$770	$(37)	$33,163	$(514)
Mortgage-backed securities	18,440	(38)	4,407	(14)	22,847	(52)
Private issue collateralized mortgage obligations	37,106	(6,193)	9,652	(4,154)	46,758	(10,347)
Equity securities	3,968	(1,032)	—	—	3,968	(1,032)
Total	$91,907	$(7,740)	$14,829	$(4,205)	$106,736	$(11,945)

At September 30, 2009, $48.3 million of the Company’s investment securities had unrealized losses that are considered temporary. The majority of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which are all rated as Triple-A except for $10.6 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 20 securities with a fair value of $32.7 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

At September 30, 2009, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, including residential loans held for sale, at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
Residential real estate loans	$627,662	$620,956
Commercial real estate loans	428,059	400,312
Commercial loans	195,818	213,683
Consumer loans	269,919	265,865
Deferred loan fees net of costs	(479)	92
Total loans	$1,520,979	$1,500,908

Non-accrual loans at September 30, 2009 were $16.6 million, or 1.09% of total loans, compared to $12.5 million, or 0.83% of total loans, at December 31, 2008. Non-accrual loans at September 30, 2009 were comprised of $4.2 million in commercial loans, $5.3 million in commercial real estate loans, $5.8 million in residential real estate loans, and $1.3 million in consumer loans. Non-accrual loans at December 31, 2008 consisted of $5.0 million in commercial real estate loans, $4.0 million in residential real estate loans, $2.4 million in commercial loans, and $1.1 million in consumer loans.

During the nine months ended September 30, 2009, the Company sold $71.2 million of residential mortgage loans to the secondary market, which resulted in a gain on the sale of $102,400 and an increase in mortgage servicing income of $796,000 due to the recognition of the related mortgage servicing asset.

The allowance for loan losses (“ALL”) is management’s best estimate of inherent risk of loss in the loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by the Federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$18,654	$17,266	$17,691	$13,653
Acquired from Union Trust	—	—	—	4,369
Loan charge-offs	(1,356)	(1,478)	(5,354)	(3,549)
Recoveries on loans previously charged off	137	254	584	619
Net charge-offs	(1,219)	(1,224)	(4,770)	(2,930)
Provision for loan losses	2,000	1,170	6,514	2,120
Balance at end of period	$19,435	$17,212	$19,435	$17,212

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

During the first quarter of 2008, the Company acquired $37.8 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). During the quarter ended March 31, 2009, the Company completed its final adjustments to the goodwill related to the Union Bankshares acquisition.  The changes in goodwill, core deposit intangible and trust relationship intangible for the nine months ended September 30, 2009 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2008	$34,797	$7,060	$41,857
2009 activity	(77)	—	(77)
Balance at September 30, 2009	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$14,444	$(9,926)	$4,518
2009 activity	—	(376)	(376)
Balance at September 30, 2009	$14,444	$(10,302)	$4,142

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$753	$(75)	$678
2009 activity	—	(57)	(57)
Balance at September 30, 2009	$753	$(132)	$621

During the fourth quarter of 2008, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at September 30, 2009:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2009	$18	$126
2010	75	502
2011	75	502
2012	75	502
2013	75	502
Thereafter	303	2,008
Total unamortized intangible	$621	$4,142

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell.  Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO.  Subsequent write-downs required for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.

Activity in other real estate owned was as follows:

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of year	$4,024	$400
Acquired from Union Trust	—	120
Additions	2,900	2,599
Increase in OREO valuation allowance	(1,011)	—
Properties sold	(448)	(420)
Balance at end of period	$5,465	$2,699

NOTE 7 – MORTGAGE SERVICING

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at September 30, 2009 and 2008 and December 31, 2008 was $852,000, $712,000, and $139,000, respectively. At these dates, the fair market value of the mortgage servicing rights approximated $932,600, $733,000, and $174,000, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.1%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company and amounted to $221.3 million and $194.7 million at September 30, 2009 and 2008, respectively.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine Months Ended September 30,
	2009	2008
Mortgage Servicing Rights:
Balance at beginning of year	$139	$142
Acquired from Union Bankshares	—	1,199
Capitalized mortgage servicing rights	796	—
Amortization charged against mortgage banking income	(515)	(618)
Valuation adjustment	432	(11)
Balance at end of period	$852	$712
Valuation Allowance:
Balance at beginning of year	$(469)	$(1)
Increase in impairment reserve	—	(11)
Reduction of impairment reserve	432	—
Balance at end of period	$(37)	$(12)

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

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net period benefit cost
Service cost	$51	$46	$153	$238
Interest cost	104	65	312	195
Recognized net actuarial loss	19	—	57	—
Recognized prior service cost	4	5	13	15
Net period benefit cost	$178	$116	$535	$448

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net period benefit cost
Service cost	$16	$16	$48	$48
Interest cost	34	34	102	102
Recognized net actuarial loss	—	—	1	—
Net period benefit cost	$50	$50	$151	$150

NOTE 9 – SHAREHOLDERS’ EQUITY

Dividends
The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition, the Bank sought and obtained OCC approval to pay dividends in the first three quarters of 2009 in excess of its current and retained net income for the period from January 1, 2007 through December 31, 2008. The Company expects this OCC approval to remain in place until the Bank’s retained net income meets the required regulatory levels and approval is no longer necessary. The Company paid $1.9 million and $1.9 million in dividends to shareholders for the three month periods ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008 dividends paid to shareholders totaled $5.7 million and $5.4 million, respectively.

Common Stock Repurchase
In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program. Under the program, the Company was authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008 and made no repurchases in the first half of 2009.  The authority, which expired on July 1, 2009, was not renewed for the coming year.

NOTE 10 – SHARE-BASED COMPENSATION PLANS

The 2003 Stock Option and Incentive Plan (the “Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance share and dividend equivalent rights.

Compensation expense recognized in connection with the share-based arrangements is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$43	$24	$147	$66
Restricted stock awards	8	38	131	101
Management stock purchase plan	5	2	17	15
Total share-based compensation expense	$56	$64	$295	$182

At September 30, 2009, there was $515,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock option and non-vested share awards) granted under the Plan.

Option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2008	91,600	$36.73
Granted	53,500	24.91
Forfeited	(11,300)	35.56
Options outstanding at September 30, 2009	133,800	$32.10	7.5	$507
Options exercisable at September 30, 2009	49,400	$35.76	5.8	$59

During the first nine months of 2009, the Company awarded 2,000 shares of restricted stock with vesting occurring over a three-year period.  Under the Management Stock Purchase Plan, 3,339 shares were granted in lieu of management employees’ annual incentive bonus during the first nine months of 2009.

NOTE 11 – FAIR VALUE

Effective June 15, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, now included in the FASB Accounting Standards CodificationTM (ASC or Codification) as part of FASB ASC 825-10-65, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In accordance with FASB ASC 825-10-65, the Company has included the fair value of financial instruments at September 30, 2009.

The Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, now included in the Codification as part of FASB ASC 820-10, framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, FASB ASC 820-10 requires an “exit price” approach to value and establishes a fair value hierarchy which prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The Company, in estimating its fair value disclosures, uses the following methods and assumptions:

Cash and Due from Banks:   The carrying amounts of cash and due from banks approximate their fair value.

Securities Available for Sale and Trading Account Assets: The fair value of securities available for sale and trading account assets is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.

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

Mortgage Servicing Rights: Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation, and annual unit loan cost.

Interest Receivable and Payable:  The carrying amounts approximate their fair value.

Deposits:   The fair value of deposits, with no stated maturity, is equal to the carrying amount. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings:   The carrying amounts of short-term borrowings from the FHLBB, securities sold under repurchase agreements, note payable and other short-term borrowings approximate fair value. The fair value of long-term borrowings and commercial repurchase agreements is based on the discounted cash flows using current rates for advances of similar remaining maturities.

Junior Subordinated Debentures:   The fair value is estimated using a discounted cash flow calculation that applies current rates for debentures of similar maturity.

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$—	$525,966	$—	$525,966
Trading account assets	1,667	—	—	1,667
Derivative instruments	—	17	—	17

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$—	$606,031	$—	$606,031
Trading account assets	1,304	—	—	1,304
Derivative instruments (The fair value was less than $1)	—	—	—	—

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis:

September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$15,286	$—	$15,286
Other real estate owned	—	—	5,465	5,465
Mortgage servicing rights	—	933	—	933

December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Impaired loans	$—	$11,158	$—	$11,158
Other real estate owned	—	—	4,024	4,024
Mortgage servicing rights	—	174	—	174

The following is a summary of carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$30,081	$30,081	$35,195	$35,195
Securities available for sale	525,966	525,966	606,031	606,031
Securities held to maturity	39,366	41,751	42,040	41,954
Federal Home Loan and Federal Reserve Bank stock	21,965	21,965	21,969	21,969
Trading account assets	1,667	1,667	1,304	1,304
Loans held for sale	1,298	1,308	—	—
Loans receivable, net of allowance	1,500,246	1,489,908	1,483,217	1,472,454
Interest receivable	7,649	7,649	8,325	8,325
Financial liabilities:
Deposits	1,513,334	1,520,421	1,489,517	1,486,620
Advances from Federal Home Loan Bank	210,495	215,366	258,925	261,243
Commercial repurchase agreements	126,494	133,247	126,577	131,197
Other borrowed funds	163,933	163,933	232,893	232,893
Junior subordinated debentures	43,487	51,769	43,410	48,376
Interest payable	2,931	2,931	3,621	3,621

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

The Company has an interest rate cap agreement with a cap rate of 5.50%, a notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at September 30, 2009 was less than $1,000 and was recorded in other assets. The Company considers this instrument to be an economic hedge; thus, changes in fair value are recorded in the Statement of Income.

The Company has a notional amount of $20.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost.  One $10.0 million notional amount forward interest rate swaps is for ten years with a fixed cost of 5.09% maturing on June 20, 2021, and a second $10.0 million notional amount forward interest rate swap is for 18 years with a fixed cost of 5.84% maturing on June 30, 2029. The fair value of the swap agreements at September 30, 2009 was $16,900 and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At September 30, 2009 and December 31, 2008, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the fair value of those commitments, the Company determined the impact was not material.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2009, the FASB issued SFAS No. 166 (not incorporated into the Codification yet), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (not incorporated into the Codification yet), Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This change initiated by this Statement is now included in the Codification as FASB ASC 105-10.  Under the Statement, the Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now part of FASB ASC Topic 985.  Management adopted FASB ASC 105-10 in the third quarter of 2009 and there was no material impact on the financial statements of the Company.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which updates FASB ASC 820-10.  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses a.) the quoted price of an identical liability when traded as an asset, or b.) quoted prices for similar liabilities or similar liabilities when traded as assets.
2. Another valuation technique that is consistent with the principles of FASB ASC 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009.  The Company will adopt ASU 2009-05 effective for the quarter ending December 31, 2009.  The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

On October 16, 2009, the Company’s security group discovered that an employee of Camden National Bank, a subsidiary of the Company, engaged in a series of improper and unauthorized transactions. The Company is in discussions with its insurance carrier and aggressively taking steps to recover the funds, including cooperating with law enforcement authorities.  To date, transactions involving approximately $850,000 have been identified, but the investigation is still in its preliminary stages. Management does not believe that a material loss is probable and the amount of loss, if any, is not reasonably estimable at this time.

Subsequent events have been evaluated through October 30, 2009, the date financial statements are filed with the SEC. Through that date, except for the matter previously discussed, there were no additional events requiring disclosure.

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•
continuing adverse general, national, regional or local economic conditions that could impact the performance of the Company’s investment portfolio, quality of credits or the overall demand for services;

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

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) unallocated allowance. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The methodology is in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loans are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of September 30, 2009 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more in-depth review of the ALL, including the methodology for calculating and allocating the ALL, is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its net realizable value on the date of acquisition. At the acquisition date, if the net realizable value of the property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, a current appraisal or broker’s opinion must substantiate market value for the property.

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

Income Taxes. We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be recognizable. Although not currently under review, income tax returns for the years ended December 31, 2005 through 2008 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2009:

Net income of $17.5 million for the nine-month period ended September 30, 2009 increased $12.3 million, compared to the nine-month period ended September 30, 2008.  Net income per diluted share increased to $2.29, compared to $0.69 per diluted share earned during the first nine months of 2008. The following were major factors contributing to the results of the first nine months of 2009 compared to the same period of 2008:

•	Net interest income on a fully-taxable equivalent basis for the first nine months of 2009 increased 4.6% to $56.4 million due to lower funding costs and an improvement in the net interest margin.
•
The provision for loan losses of $6.5 million increased $4.4 million in the first nine months of 2009 compared to the same period of 2008 as a result of an increase in net charge-offs and non-performing assets.

•
For the nine months ended September 30, 2009, net charge-offs totaled $4.8 million, or an annualized rate of 0.42% of average loans, compared to $2.9 million, or 0.26%, for the same period of 2008. Non-performing assets as a percentage of total assets amounted to 1.04% and 0.69% at September 30, 2009 and 2008, respectively.

•
Non-interest income before net investment securities gains/losses and securities impairment write-down for the first nine months of 2009 was $14.7 million, a 9.9% increase over the first nine months of 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, in part offset by a decline in income from fiduciary services at Acadia Trust, N.A. (“Acadia Trust”).

•
We recorded net losses on our investment securities portfolio totaling $14.6 million in the first nine months of 2008 primarily due to a $14.0 million write-down of other-than-temporarily-impaired securities (“OTTI write-down”) during the third quarter of 2008.  In accordance with Revenue Procedure 2008-64, the OTTI write-down was treated as an ordinary loss, and the Company was able to record a tax benefit of $4.9 million in the fourth quarter of 2008.

•
Non-interest expense for the first nine months of 2009 was $37.9 million, an increase of $2.0 million, or 5.7%, over the first nine months of the prior year, which was primarily due to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessment rates as well as a special assessment of $1.1 million levied in the second quarter of 2009.  There were also increases in foreclosed properties and collection costs, in part offset by a 4.9% decline in salary and benefit costs and a decrease in the amortization of the core deposit intangible.

For the three months ended September 30, 2009:

Net income for the three-month period ended September 30, 2009 increased $14.4 million, compared to the three-month period ended September 30, 2008.  Net income per diluted share for the third quarter 2009 increased to $0.83, compared to a loss of $1.05 per diluted share earned in 2008. The following were major factors contributing to the results of the third quarter of 2009 compared to the same period of 2008:

•	Net interest income on a fully-taxable equivalent basis for the third quarter of 2009 increased 3.9% to $18.6 million due to lower funding costs and an improvement in the net interest margin.
•
The provision for loan losses of $2.0 million increased $830,000 in the third quarter of 2009 compared to the same period of 2008 as a result of an increase in net charge-offs and non-performing assets.

•
Non-interest income before net investment securities gains/losses and securities impairment write-down for the third quarter of 2009 was $5.1 million, a 14.4% increase over the third quarter of 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, in part offset by a decline in income from fiduciary services at the Company’s subsidiary Acadia Trust.

•
Net losses on our investment securities portfolio for the third quarter 2008 totaling $14.8 million were recorded primarily due to a $14.0 million write-down of other-than-temporarily-impaired securities.  In accordance with Revenue Procedure 2008-64, the OTTI write-down was treated as an ordinary loss, and the Company was able to record a tax benefit of $4.9 million in the fourth quarter of 2008.

•
Non-interest expense for the third quarter of 2009 was $12.2 million, an increase of $493,000, or 4.2%, over the third quarter of the prior year, which was primarily due to an increase in foreclosed properties and collection costs.

  Financial condition at September 30, 2009 compared to December 31, 2008:

•
Total loans at September 30, 2009 were $1.5 billion (including loans held for sale), an increase of $20.1 million (including loans held for sale) compared to December 31, 2008. The increase in loan balances was primarily in the commercial and residential real estate portfolios.

•	Investment securities declined $82.7 million at September 30, 2009 compared to December 31, 2008 due to security prepayments.
•
Total liabilities at September 30, 2009 of $2.1 billion decreased $89.1 million, or 4.1%, as borrowings decreased $117.4 million, primarily in Federal Home Loan Bank of Boston (“FHLBB”) borrowings, due to the decline in earning asset balances.

•	Shareholders’ equity increased 12.2% due to current year earnings and other comprehensive income, in part offset by dividends declared.

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

Net interest income was $56.4 million on a fully-taxable equivalent basis for the nine months ended September 30, 2009, compared to $53.9 million for the first nine months of 2008, an increase of $2.5 million or 4.6%. The increase in net interest income is largely due to an improvement of 19 basis points in the net interest margin, to 3.55%, for the first nine months of 2009. The increase in the net interest margin resulted from a decrease in the cost of funds, offset in part by a decrease in income on earning assets, both of which were caused by the decline in interest rates. Average interest-earning assets decreased by $12.8 million for the nine months ended September 30, 2009 compared the same period in 2008, primarily due to decreases in most loan categories, partially offset by increases in investment securities and consumer loans. The yield on earning assets for the first nine months of 2009 decreased 61 basis points, reflecting a decline in the interest rate environment impacting both the investment and loan yields. Average interest-bearing liabilities decreased $8.5 million for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to declines in wholesale funding, in part offset by an increase in retail deposits driven by increases in certificate of deposit accounts. Total cost of funds decreased 88 basis points due to the decline in short-term interest rates.

Net interest income, on a fully taxable equivalent basis, for the three months ended September 30, 2009 was $18.6 million, a 3.9%, or $696,000, increase compared to $17.9 million in net interest income for the same period in 2008.  The increase was primarily due to lower funding costs as the Company was able to improve pricing on deposits and borrowings and minimize the decline of interest rates on loans that resulted in an improved net interest margin.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$555,525	$20,344	4.88%	$544,416	$20,665	5.05%
Securities – nontaxable (1)	64,956	2,842	5.83%	70,621	3,067	5.80%
Trading account assets	1,413	16	1.51%	1,561	35	2.99%
Federal funds sold	—	—	—%	451	10	2.96%
Loans (1) (2) :
Residential real estate	621,407	27,089	5.81%	627,896	28,367	6.03%
Commercial real estate	408,622	18,803	6.15%	416,533	22,159	7.11%
Commercial	183,258	7,700	5.62%	210,016	11,161	7.10%
Municipal	23,756	880	4.95%	22,422	889	5.30%
Consumer	265,523	9,826	4.95%	243,345	11,505	6.32%
Total loans	1,502,566	64,298	5.71%	1,520,212	74,081	6.50%
Total interest-earning assets	2,124,460	87,500	5.50%	2,137,261	97,858	6.11%
Cash and due from banks	28,056			37,534
Other assets	155,118			143,541
Less: allowance for loan losses	(18,388)			(17,343)
Total assets	$2,289,246			$2,300,993
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$199,795	692	0.46%	$185,142	1,226	0.88%
Savings accounts	138,039	368	0.36%	133,566	618	0.62%
Money market accounts	305,860	2,474	1.08%	348,652	6,126	2.35%
Certificates of deposit	584,747	12,726	2.91%	512,686	14,103	3.67%
Total retail deposits	1,228,441	16,260	1.77%	1,180,046	22,073	2.50%
Broker deposits	80,973	1,483	2.45%	67,453	2,239	4.43%
Junior subordinated debentures	43,449	2,136	6.57%	43,342	2,195	6.76%
Borrowings	559,202	11,267	2.69%	629,744	17,500	3.71%
Total wholesale funding	683,624	14,886	2.91%	740,539	21,934	3.96%
Total interest-bearing liabilities	1,912,065	31,146	2.18%	1,920,585	44,007	3.06%
Demand deposits	180,702			185,595
Other liabilities	22,452			25,180
Shareholders’ equity	174,027			169,633
Total liabilities and shareholders’ equity	$2,289,246			$2,300,993
Net interest income (fully-taxable equivalent)		56,354			53,851
Less: fully-taxable equivalent adjustment		(1,284)			(1,323)
		$55,070			$52,528
Net interest rate spread (fully-taxable equivalent)			3.32%			3.05%
Net interest margin (fully-taxable equivalent)			3.55%			3.36%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $19.4 million, or 1.28% of total loans, at September 30, 2009, compared to $17.7 million, or 1.18% of total loans, at December 31, 2008. For the nine months ended September 30, 2009, our provision for loan losses charged to earnings amounted to $6.5 million, compared to $2.1 million for the same period in 2008. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial and commercial real estate portfolio, and general economic conditions. For the first nine months of 2009, net charge-offs totaled $4.8 million, or an annualized rate of 0.42% of average loans, compared to $2.9 million, or 0.26%, for the same period of 2008. Year-to-date charge-off activity for 2009 is centered in commercial and commercial real estate loans. See additional ALL discussion under the caption “Asset Quality.”

For the third quarter of 2009, our provision for loan losses charged to earnings amounted to $2.0 million, compared to $1.2 million for the same period in 2008.  The loan loss reserve analysis called for an increase in loan loss provision due to increased non-accrual loan levels resulting from a general weakening of the economy.  Net charge-offs were $1.2 million for the three months ended September 30, 2009 and $1.2 million for the three months ended September 30, 2008.

Non-Interest Income

Non-interest income totaled $14.7 million for the nine months ended September 30, 2009, compared to a loss of $1.2 million for the same period of 2008 primarily due to the OTTI write-down of $14.0 million and net losses on sales of securities of $624,000. There were increases in mortgage banking income of $1.4 million due to the loan sales in the first nine months of 2009 and $225,000 in earnings on bank-owned life insurance due to policy purchases in 2008. Income from fiduciary services at Acadia Trust decreased $699,000, or 13.9%, resulting from market value declines in assets under administration.

For the third quarter of 2009 non-interest income increased $15.4 million compared to the third quarter of 2008, primarily due to $14.8 million in net investment securities losses recorded in 2008 as a result of the $14.0 million OTTI write-down and net losses on sales of preferred equity securities. There were also increases in mortgage banking income of $352,000 and earnings on bank-owned life insurance of $63,000 due to policy purchases in 2008 recorded in 2009 compared to the same period in 2008.  Income from fiduciary services at Acadia Trust decreased $182,000, or 11.0%, for the three month period as a result of value declines in assets under administration.

Non-Interest Expenses

Non-interest expense increased $2.0 million, or 5.7%, for the nine months ended September 30, 2009 compared to the same period of 2008. The increase was primarily due to a $2.6 million increase in the FDIC insurance assessment rates which included a special assessment of $1.1 million levied in the second quarter of 2009 and the full utilization, in 2008, of assessment credits.  There was also a $1.4 million increase in foreclosed properties and collection costs related to the $1.0 million provision to increase the valuation allowance on other real estate owned. The increases were partially offset by a $935,000, or 4.9%, decline in salary and benefit costs as the first half of 2008 included higher staffing levels to facilitate the Union Bankshares merger. Also, the amortization of the core deposit intangible decreased $321,000 as the 1998 branch purchases were fully amortized in 2008.

For the third quarter of 2009, non-interest expense increased $493,000, or 4.2% compared to the third quarter of 2008, primarily due to the $660,000 increase in foreclosed properties and collection costs and the $276,000 increase in regulatory assessments related to an increase in the FDIC deposit insurance assessment rate.

FINANCIAL CONDITION
Overview

Total assets at September 30, 2009 were $2.3 billion, a decrease of $68.8 million, or 2.9%, from December 31, 2008. The change in assets consisted primarily of an $82.7 million decrease in investments and a $5.1 million decrease in cash and due from banks, partially offset by an $18.8 million increase in loans. Total liabilities decreased $89.1 million as borrowings decreased $117.4 million partially offset by an increase in total deposits (including brokered deposits) of $23.8 million. Total shareholders’ equity increased $20.4 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first nine months of 2009, average assets of $2.3 billion decreased $11.7 million, compared to the same period in 2008.  This decrease was primarily the result of a decline in average loans of $17.6 million and cash and due from banks of $9.5 million, partially offset by a $5.4 million increase in the investment securities portfolio and a $10.0 million increase in bank-owned life insurance. Average liabilities decreased $16.1 million for the nine months ended September 30, 2009 compared to the same period of 2008, primarily due to a decrease in average borrowings of $70.4 million, partially offset by a $57.0 million increase in average deposits (including brokered deposits).

Assets

Investments. At September 30, 2009, investment security balances of $587.3 million decreased $82.7 million from December 31, 2008 primarily due to normal pay-downs, partially offset by purchases of mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises. Our portfolio is primarily comprised of obligations of U.S. government sponsored enterprises and mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises.  The approximately 20% remaining portfolio is invested as follows:

•	$61.5 million of obligations of states and political subdivisions with 98% rated investment grade by at least one of the three rating agencies (Moody’s, Standard & Poor’s and Fitch);
•	$28.2 million of private issue collateralized mortgage obligations rated Triple-A by at least one of the three rating agencies, while $10.6 million currently carry ratings below investment grade;
•
$21.0 million of FHLBB stock which has suspended quarterly dividend payments. Given the extended time frame the FHLBB has to redeem the stock, and the Company’s ability and intent to hold the stock until redeemed, management believes that the stock is not impaired; and

•
$4.3 million of Duff & Phelps Select Income Fund Auction Preferred Stock which has failed at auction. We believe the failed auctions are a temporary liquidity event related to this asset class of securities. The security is rated Triple-A by Moody’s and Standard and Poor’s. We are currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Loans. At September 30, 2009, loans of $1.5 billion (including loans held for sale) increased $20.1 million from December 31, 2008 primarily due to an increase in residential real estate, commercial real estate, and consumer loans of $6.7 million, $27.7 million and $4.1 million, respectively. These increases were partially offset by a decline in the commercial portfolio of $17.9 million as a result of normal pay-downs and decreased demand.  Residential real estate loan activity during the first nine months of 2009 has been strong due to low mortgage rates; as a result, $71.2 million in residential real estate production was sold year-to-date.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession. The following table sets forth the amount of our non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2009	2008
Non-accrual loans
Residential real estate	$5,779	$4,048
Commercial real estate	5,322	4,957
Commercial	4,226	2,384
Consumer	1,271	1,112
Total non-accrual loans	16,598	12,501
Accruing loans past due 90 days	684	206
Renegotiated loans not included above	917	—
Total non-performing loans	18,199	12,707
Other real estate owned	5,465	4,024
Total non-performing assets	$23,664	$16,731
Non-performing loans to total loans	1.14%	0.85%
Allowance for loan losses to non-performing loans	112.45%	139.22%
Non-performing assets to total assets	1.04%	0.71%
Allowance for loan losses to non-performing assets	82.13%	105.73%

Non-performing loans have increased $5.5 million since December 31, 2008 due to the deterioration in economic conditions, resulting from a continued decrease in retail sales in our market area, rising unemployment, and an overall decline in real estate values. The portfolio of loans listed as non-performing are diversified by region, collateral, and loan size. Our largest single exposure is secured by a high-end residential property in the process of foreclosure. Until the economy improves, we expect that non-performing loans will remain at elevated levels.

The OREO balance at September 30, 2009 consisted of thirteen properties, including three residential properties, eight commercial/mixed use properties, and two parcels of raw land. During the first nine months of 2009, the Company recorded an OREO valuation allowance primarily related to two properties that were included in OREO at December 31, 2008. The first property is a parcel of raw land that the Company relied upon the appraised value and an offer to purchase the land at the time of acquisition. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance.  The second property is a commercial property that was reassessed during the third quarter of 2009 and a new appraisal resulted in a $340,000 increase in the valuation allowance. The OREO balance is higher than we have historically experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At September 30, 2009, potential problem loans amounted to approximately $3.2 million, or 0.21% of total loans, compared to $4.1 million, or 0.27% of total loans at December 31, 2008. The reduction was attributed in part to the migration of a portion of potential problem loans at December 31, 2008 to non-accrual status during the first nine months of 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated.

	September 30,	December 31,
(Dollars in Thousands)	2009	2008
Loans 30-89 days past due:
Residential real estate loans	$2,397	$2,880
Commercial real estate	1,852	2,314
Commercial loans	2,760	3,601
Consumer loans	531	829
Total loans 30-89 days past due	$7,540	$9,624

Loans 30-89 days past due to total loans	0.50%	0.64%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first nine months of 2009, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008
Allowance at the beginning of the period	$17,691	$13,653
Acquired from Union Trust	—	4,369
Provision for loan losses	6,514	2,120
Charge-offs:
Residential real estate loans	752	137
Commercial real estate	1,843	1,529
Commercial loans	1,865	1,221
Consumer loans	894	662
Total loan charge-offs	5,354	3,549

Recoveries:
Residential real estate loans	9	1
Commercial real estate loans	41	55
Commercial loans	276	319
Consumer loans	258	244
Total loan recoveries	584	619
Net charge-offs	(4,770)	(2,930)
Allowance at the end of the period	$19,435	$17,212
Average loans outstanding	$1,502,566	$1,520,212

Net charge-offs (annualized) to average loans outstanding	0.42%	0.26%
Provision for loan losses (annualized) to average loans outstanding	0.58%	0.19%
Allowance for loan losses to total loans	1.28%	1.13%
Allowance for loan losses to net charge-offs (annualized)	305.60%	440.55%
Allowance for loan losses to non-performing loans	112.45%	130.85%
Allowance for loan losses to non-performing assets	82.13%	108.57%

During the first nine months of 2009, the Company provided $6.5 million of expense to the ALL compared to $2.1 million for the same period of 2008. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The increase in the provision for loan losses was primarily a result of an increase in net charge-offs mainly associated with commercial real estate and commercial loans. Non-performing assets as a percentage of total assets amounted to 1.04% at September 30, 2009, compared to 0.69% and 0.71% at September 30, 2008 and December 31, 2008, respectively, primarily resulting from an increase in non-accrual loans. Our local economy has continued to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $19.4 million, or 1.28% of total loans outstanding and 112.5% of total non-performing loans at September 30, 2009, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed.  The ALL was 1.13% of total loans outstanding and 130.9% of total non-performing loans at September 30, 2008, and 1.18% of total loans outstanding and 139.2% of total non-performing loans at December 31, 2008.

Liabilities and Shareholders’ Equity

Total liabilities have decreased $89.1 million, or 4.1%, since December 31, 2008, to $2.1 billion at September 30, 2009.  Borrowings declined $117.5 million which was comprised primarily of a decrease of $48.4 million in advances from the FHLBB and a decrease in other borrowings of $69.0 million resulting from a decrease of $116.4 million in overnight funding at the FHLBB and an increase of $46.5 million in retail repurchase agreements. Total deposits including brokered deposits increased $23.8 million primarily due to increases in demand deposits of $21.0 million and interest checking, savings and money markets balances of $66.6 million, partially offset by declines in retail certificates of deposit and brokered deposits of $25.8 million and $38.0 million, respectively.

Total shareholders' equity at September 30, 2009 increased $20.4 million, or 12.2%, over the balance at December 31, 2008, as a result of current year net income of $17.5 million partially offset by $5.7 million in dividends declared to shareholders, and a $8.2 million increase in other comprehensive income primarily due to an increase in the unrealized gain position of the available for sale investment portfolio.

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2009 and 2008, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2009, average deposits (including brokered deposits) of $1.5 billion increased $57.0 million compared to the same period of 2008. Comparing average deposits for the first nine months of 2009 to the same period of 2008, declines were experienced in average money market account balances of $42.8 million and demand deposits of $4.9 million, while average interest checking, savings, and retail certificates of deposit increased $14.7 million, $4.5 million and $72.1 million, respectively.  Average brokered deposits increased $13.5 million. Included in the money market deposit category are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client money market account, which was $105.0 million on September 30, 2009, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from money market accounts to retail certificates of deposit was the result of changes in market rates, while the decline in checking accounts reflects an increase in seasonal outflows due to the current economic environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first nine months of 2009 was $602.7 million, a decrease of $70.4 million from the first nine months of 2008. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $705.3 million and $727.9 million at September 30, 2009 and 2008, respectively. The carrying value of securities pledged as collateral at the FHLBB was $40.7 million and $142.1 million at September 30, 2009 and 2008, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at September 30, 2009 and 2008. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2009. The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2009.  We had no outstanding balance on this line of credit at September 30, 2009.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at September 30, 2009 and 2008. Our Tier 1 capital to risk weighted assets was 11.89% and 11.01% at September 30, 2009 and 2008, respectively.  The Company’s total capital to risk weighted assets was 13.15% and 12.18% at September 30, 2009 and 2008, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 7.87% and 7.11% at September 30, 2009 and 2008, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2009, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $186.8 million and $158.7 million at September 30, 2009 and 2008, respectively, which amounted to 8.2% of total assets at September 30, 2009 and 6.9% of total assets at September 30, 2008.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $5.7 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. Camden National Bank (“CNB”) declared dividends in the aggregate amount of $9.0 million for the first nine months of 2009 and $6.0 million for the first nine months of 2008. Under regulations prescribed by the Office of the Comptroller of the Currency (“OCC”), without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. Due to the large dividends paid in the fourth quarter of 2007 to fund the Union Bankshares acquisition and a loss in the third quarter of 2008 related to the investment securities losses, CNB sought and obtained OCC approval to pay dividends in excess of its current and retained net income for the required period. We expect this OCC approval to remain in place until CNB’s net income meets the required levels and approval is no longer necessary. However, if we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

In June 2008, the Board of Directors voted to authorize us to purchase up to 750,000 shares of outstanding common stock for a period of one year that expired on July 1, 2009, and was not renewed for the coming year. We repurchased 50,000 shares of common stock at an average price of $32.00 under the plan, all of which were purchased during 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2009, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,157	$1,157	$—	$—	$—
Commercial Commitment Letters	15,946	15,946	—	—	—
Residential Loan Origination	13,114	13,114	—	—	—
Home Equity Line of Credit Commitments	149,850	—	6	—	149,844
Other Commitments to Extend Credit	124,593	74,582	6,223	18,858	24,930
Total	$304,660	$104,799	$6,229	$18,858	$174,774

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2009, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,460	$764	$1,337	$749	$2,610
Capital Leases	1,220	40	91	97	992
FHLBB Borrowings – Overnight	43,960	43,960	—	—	—
FHLBB Borrowings – Advances	210,495	60,761	77,161	31,188	41,385
Commercial Repurchase Agreements	126,494	20,111	55,184	46,090	5,109
Other Borrowed Funds	119,021	119,021	—	—	—
Junior Subordinated Debentures	43,487	—	—	—	43,487
Note Payable	952	264	513	145	30
Other Contractual Obligations	736	379	357	—	—
Total	$551,825	$245,300	$134,643	$78,269	$93,613

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2009, the Company had an interest rate cap agreement with a notional amount of $20.0 million which expires on March 15, 2010, and two forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021 and June 30, 2029.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the third quarter of 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.

Rate Change	Estimated Change in NII
+200 bp	(0.1)%
-100 bp	(1.0)%

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

 The most significant factors affecting the changes in market risk exposure during the first nine months of 2009 were the decrease in the investment balances, lower cost of retail deposits, and an increase in lower cost overnight borrowings that resulted in an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to remain more or less unchanged over the first two years of the simulation period.  Beyond the second year, net interest income is projected to trend slightly downwards as funding cost reductions slow and the asset base continues to adjust lower. In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter.   Beyond the first year, opportunities to reduce funding costs become even more difficult while accelerated prepayments continue to drive asset yields lower; resulting in tighter spreads and a decrease in expected net interest income.  In the initial stages of a rising rate environment, net interest income is projected to trend in line with the base scenarios over the first year.  Thereafter, funding costs stabilize and the asset base continues to be reprice or replaced at higher levels, causing an upward trend to extend throughout the remaining simulation period.  If the yield curve were to flatten as rate rise, pressure on net interest income would be greater.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2009, we had a notional principal amount of $20.0 million in an interest rate cap agreement and a notional principal amount of $20.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

Subsequent to the end of the fiscal quarter, on October 16, 2009, the Company’s security group discovered that an employee of Camden National Bank, a subsidiary of the Company, engaged in a series of improper and unauthorized transactions.  The Company, in conjunction with its independent registered public accountants, launched an investigation into this matter, including a review of the Company's disclosure controls and procedures and internal controls over financial reporting.  To date, transactions involving approximately $850,000 have been identified, but the investigation is still in its preliminary stages. Management does not believe that a material loss is probable and the amount of loss, if any, is not reasonably estimable at this time.  As part of the investigation, the Company intends to continue to review and document the disclosure controls and procedures, including the internal controls over financial reporting, and to make such changes to the disclosure controls and procedures as may be necessary to enhance their effectiveness.

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

(11.1) Statement re computation of per share earnings (Data provided in Note 2 to the consolidated financial statements in this report)

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	October 30, 2009
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	October 30, 2009
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)

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

(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated by reference to Exhibit 3.ii to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007)

(11.1)	Statement re computation of per share earnings (Data is provided in Note 2 to the consolidated financial statements in this report)

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002