Form 10-K
period 2009-12-31
CAMDEN NATIONAL CORP
filed 2010-03-12
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the Registrants most recently completed second fiscal quarter: $239,304,337. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2010 is: Common Stock: 7,653,780.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1)	Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2009 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. We may make written or oral forward-looking statements in other documents we file with the Securities Exchange Commission, in our annual reports to shareholders, in press releases and other written materials and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Camden National Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance our investment portfolio, quality of credits or the overall demand for services;
•	changes in loan default and charge-off rates could affect the allowance for credit losses;
•	declines in the equity and financial markets which could result in impairment of goodwill;
•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;
•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;
•	changes in the domestic interest rate environment and inflation, as substantially all of our assets and virtually all of the liabilities are monetary in nature;
•	changes in carrying value of investment securities and other assets;
•	further actions by the U.S. government and Treasury Department, similar to the Federal Home Loan Mortgage Corporation conservatorship, which could have a negative impact on the Company’s investment portfolio and earnings;
•	misalignment of our interest-bearing assets and liabilities;
•	increases in loan repayment rates affecting interest income and the value of mortgage servicing rights;
•	changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and
•	changes in accounting rules, Federal and State laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Item 1A. Risk Factors, beginning on page 11. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

ii

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

iii

PART I

Item 1. Business

Overview.  Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $2.2 billion in assets at December 31, 2009, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (“Bank”), and the Bank’s division, Union Trust, and its brokerage and insurance services through Acadia Financial Consultants (“Acadia Financial”). The Company also provides wealth management, trust and employee benefit products and services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its divisions, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company. Immediately after the acquisition, Union Trust Company was merged into the Bank. The financial results of Union Bankshares Company are included in the Company’s results beginning on the January 3, 2008 acquisition date.

Descriptions of the Company and the Company’s Subsidiaries

The Company.  Following is a timeline of major recent events of the Company:

•	In January 1985, the Company was founded following a corporate reorganization in which the shareholders of the Bank exchanged shares of the Bank stock for shares in the Company, at which time it became the Bank’s parent.
•	In December 1995, the Company merged with UnitedCorp, a bank holding company, and acquired 100% of United Bank and 51% of the outstanding stock of the Trust Company of Maine, Inc.
•	On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company with one principal subsidiary, Kingfield Savings Bank.
•	On February 4, 2000, United Bank and Kingfield Savings Bank were merged to form UnitedKingfield Bank.
•	On July 19, 2001, the Company acquired Acadia Trust and Gouws Capital Management, Inc., which was merged into AT on December 31, 2001.
•	On October 24, 2001, the Company acquired the remaining minority interest in Trust Company of Maine, Inc.
•	On January 1, 2003, Trust Company of Maine, Inc. merged with Acadia Trust, with Acadia Trust remaining as the surviving entity.
•	On September 30, 2006, UnitedKingfield Bank was merged into the Bank.
•	On January 3, 2008 the Company acquired Union Bankshares Company, Maine, including its principal wholly-owned subsidiary, Union Trust Company.

As of December 31, 2009, the Company’s securities consisted of one class of common stock, no par value, of which there were 7,644,837 shares outstanding held of record by approximately 1,400 shareholders.

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

Camden National Bank.  The Bank, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of the January 1985 corporate reorganization. The Bank offers its products and services in the Maine counties of Androscoggin, Cumberland, Franklin, Knox, Lincoln, Penobscot, Piscataquis, Somerset, Waldo and York, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Customers may also access the Bank’s products and services using other channels, including the Bank’s website located at www.camdennational.com. The Bank is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of the Bank up to the maximum amount permitted by law.

Union Trust, a Division of Camden National Bank.  As a result of the acquisition of Union Trust, the Bank operates nine Union Trust branches located throughout Hancock and Washington counties, Maine, and a website located at www.uniontrust.com, with the same business purposes as the Bank branches.

Acadia Financial Consultants, a Division of Camden National Bank.  Acadia Financial is a full-service brokerage and insurance division of the Bank, which is in the business of helping clients meet all their financial needs by using a total wealth management approach. Its financial offerings include college, retirement, and estate planning, mutual funds, Strategic Asset Management accounts, and variable and fixed annuities.

Acadia Trust, N.A.  Acadia Trust, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with a limited purpose trust charter, and has its principal office in Portland, Maine, and a website located at www.acadiatrust.com. Acadia Trust provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by Acadia Trust complement the services provided by the Bank by offering customers investment management services. Acadia Trust is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHC Act and the regulations of the FRB.

Competition.  Through the Bank and its divisions Union Trust and Acadia Financial, the Company competes throughout the State of Maine, and considers its primary market areas to be in Hancock, Knox, Waldo, Penobscot, Washington and Androscoggin counties, with a growing presence in Cumberland, Lincoln and York counties. The combined population of the two primary counties of Knox and Waldo is approximately 80,000 people and their economies are based primarily on tourism and fishing and supported by a substantial population of retirees. The Bank’s downeast, central and western Maine markets are characterized as rural areas, with the exception of Bangor and Lewiston, which have populations of approximately 32,000 and 36,000 respectively. Major competitors in the Company’s market areas include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and its banking subsidiary generally have been able to effectively compete with other financial institutions by emphasizing customer service, which it has branded the Camden National Experience, including local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. No assurance can be given, however, that in the future, the Company and its banking subsidiary will continue to be able to effectively compete with other financial institutions. The Company, through its non-bank subsidiary, Acadia Trust, competes for trust, trust-related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

The Company’s Philosophy.  The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities. The Company, through the Bank, has branches that are located in communities within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial loan products enable the Bank to effectively compete. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Company, and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth.  The Company has achieved a five-year compounded annual asset growth rate of 7.9%, resulting in $2.2 billion in total assets as of the end of 2009. The primary factors contributing to the growth were the acquisition of Union Trust, increases in security investments and retail lending activities at the Bank. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

The Company’s Employees.  The Company employs approximately 421 people on a full- or part-time basis, which calculates into 394 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 12 months and is pleased with the most recent rating, which came in as a “positive” culture, signifying that employees understand and support the overall Company objectives and strategies. In 2009, the Company was named one of the top two “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

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

Supervision and Regulation

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies (the “Agencies”), including the Board of Governors of the Federal Reserve System (the “FRB”) and the OCC. The Bank, is also subject to regulation under the laws of the State of Maine and the jurisdiction of the Maine Bureau of Financial Institutions. State and federal banking laws generally have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of shareholders. Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and its banking subsidiaries. In response to the deterioration of the financial markets in 2008, comprehensive financial regulatory reform proposals are pending in both the U.S. House of Representatives and the U.S. Senate which may be adopted in whole or in part in 2010. These proposals would restructure the regulatory regime for financial institutions and impose significant additional requirements and restrictions on banks and bank holding companies. To the extent the following material describes statutory or regulatory provisions; it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries.

Bank Holding Company — Activities and Other Limitations.  As a BHC, the Company is subject to regulation under the BHCA. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also enforcement actions by the Agencies.

Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company which is not a bank or BHC, and may not engage directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. However, a BHC that has elected to be treated as a “financial holding company” may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected “financial holding company” status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking.

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

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a “controlling influence” over that BHC. In September 2008, the FRB released guidance on minority investment in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a BHC in certain instances discussed in the guidance.

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

Dividend payments by national banks, such as the Bank, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Capital Requirements.  The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company’s Tier 1 capital ratio as of December 31, 2009 equaled 12.24%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, as a matter of policy the actual minimum is 100 to 200 basis points above 3%. Banking organizations must maintain a ratio of at least 5% to be classified as “well capitalized.” The Company’s leverage ratio as of December 31, 2009 was 8.17%.

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

At December 31, 2009, the Company’s subsidiary bank was deemed to be a “well capitalized” institution for the above purposes. The Agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it. As is discussed above, the Company’s subsidiary bank would be required to remain a well capitalized institution at all times if the Company elected to be treated as an FHC.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, the section entitled Note 19, Regulatory Capital Requirements.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the federal banking agency determines to take such other action (with the concurrence of the FDIC) that would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, the institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

The Company and the Bank do not currently expect to calculate their capital requirements and ratios under Basel II, an international standard regarding how much capital banks need to guard against financial and operational risks banks face, or in accordance with the Standardized Approach Proposal, which sets out specific risk weights for certain types of credit risk.

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

Deposit Insurance.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. For institutions which are in the lowest risk category, assessment rates varied initially from 10 to 16 basis points per $100 of insured deposits.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The amount of the Bank’s prepaid deposit premium was $8.7 million as of December 31, 2009. Each institution, including the Bank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. The prepaid assessment base for the Bank was calculated using its third quarter 2009 assessment rate (using its CAMELS rating on that date). That assessment base will be adjusted quarterly with an estimated 5% annual growth in the assessment base through the end of 2012. The prepaid assessment rate for the fourth quarter of 2009 and for 2010 is based on the Bank’s total base assessment rate for the third quarter of 2009, adjusted as if the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. Further, the prepaid assessment rate for 2011 and 2012 is equal to the adjusted third quarter 2009 total base assessment rate plus 3 basis points. As of December 31, 2009, and each quarter thereafter, the Bank will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and the increased level of insurance coverage will remain in effect through December 31, 2013.

The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future further increase deposit insurance assessment levels.

Temporary Liquidity Guarantee Program.  The Bank is participating in the Transaction Account Guarantee Program (“TAGP”) component of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through June 30, 2010. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50%. The TAGP carries an annualized 10 basis point assessment, paid quarterly, on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment shall be in addition to an institution’s risk-based assessment noted above.

The Community Reinvestment Act.  The Community Reinvestment Act (the “CRA”) requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine banks and rate such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of “Outstanding” on its most recent examination.

Regulation R.  The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA. The GLBA provided 11 exceptions from the definition of “broker” in the Exchange Act that permit banks not registered as broker-dealers with the Securities and Exchange Commission (“SEC”) to effect securities transactions under certain conditions. Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions. The Bank began compliance with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008. The FRB and the SEC have stated that they will jointly issue any interpretations or no-action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

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

Identity Theft Red Flags.  The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and final rules implementing section 315 of the FACT Act (“Section 315”). Section 114 requires the Bank to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. These final rules and guidelines became effective on January 1, 2008 and the Bank began complying with the rules by November 1, 2008.

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

Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. Given the unprecedented nature of this volatility, we cannot predict what impact, if any, it will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. Monthly, the Corporate Risk Management group reviews the assumptions, calculation methodology and balance of the allowance for loan losses with the board of directors for the bank subsidiary. On a quarterly basis, the Company’s Board of Directors, as well as the board of directors for the subsidiary bank, completes a similar review of the allowance for loan losses. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

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

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2009, we recorded charges for other-than-temporary impairment of securities of $11.0 thousand. For the year ended December 31, 2008, we recorded charges for other-than-temporary impairment of securities of $15.0 million. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Increases in FDIC deposit insurance premiums will increase our non-interest expense.

On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, effective as of April 1, 2009, that, among other things, changed the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates. As a result, our base assessment rate increased on April 1, 2009. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. The special assessment amounted to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The Bank’s special assessment in the aggregate amounted to $1.1 million. The increase in our deposit insurance premiums will result in an increase in our non-interest expense.

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

We are subject to reputational risk.

Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and associate personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

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

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2009, the Company’s goodwill and other identifiable intangible assets were approximately $46.4 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2009. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

We are subject to operational risk.

We are subject to certain operational risks, including, but not limited to, information technology system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon information technology, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, we cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Item 1B. Unresolved Staff Comments

There are no unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2. Properties

The Company operates in 39 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels. The headquarters of the Company and the headquarters and main office of the Bank are located at 2 Elm Street, Camden, Maine. The building, which the Bank owns, has 15,500 square feet of space on three levels. The Bank also owns twenty-five of its branch facilities, none of which is subject to a mortgage. The Bank’s Rockland branch in the renovated “Spear Block” building is owned by the Bank and has the Bank branch facility on the first floor and suites for rent or sale on the upper floors. The Bangor, Maine building has 25,600 square feet of space on two levels. The Bank occupies 16,975 square feet of space on both floors, the Company utilizes 2,042 square feet for off-site computer processing, and Acadia Trust leases 1,110 square feet on the first floor and 535 square feet of space on the third floor. The remainder of the Bangor, Maine building and the former Rockland branch are leased to third-party tenants. The Ellsworth Main Street location, the main office for the former Union Bankshares Company, is owned by The Bank and has the Union Trust branch on the first floor, along with 2,365 square feet of space leased to Acadia Trust, while the second floor is leased to third-part tenants. The Bank also leases fourteen branches, a parcel of land, two parking lots and parking spaces associated with those branches under long-term leases, which expire in years ranging from 2010 through 2077. In 2007, Acadia Trust renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. Acadia Trust leases and occupies 11,715 square feet on the 9th floor.

Item 3. Legal Proceedings

Various legal claims arise from time to time in the normal course of business, which in our opinion, are not expected to have a material effect on our Consolidated Financial Statements.

Item 4. [RESERVED]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 2, 2008, the Company stock listing was transferred to the NASDAQ Global Market (“NASDAQ”) under the ticker symbol ‘CAC.’ The Company has paid quarterly dividends since its inception in 1984 following a corporate reorganization in which the shareholders of the Bank exchanged shares of the Bank stock for shares in the Company. The high and low sales prices (as quoted by NASDAQ for 2009 and 2008) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2009			2008
	Market Price		Dividends Paid per Share	Market Price		Dividends Paid per Share
	High	Low		High	Low
First Quarter	$31.52	$14.34	$0.25	$34.96	$27.82	$0.24
Second Quarter	$35.93	$21.63	$0.25	$34.94	$23.05	$0.25
Third Quarter	$35.40	$31.10	$0.25	$38.02	$22.47	$0.25
Fourth Quarter	$35.91	$27.80	$0.25	$34.98	$21.13	$0.25

As of December 31, 2009, there were 7,644,837 the Company’s common stock outstanding. As of March 1, 2010, there were 7,658,561 shares of the Company’s common stock outstanding held of record by approximately 1,400 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders based on the number of requested copies from such institutions.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2004 through December 31, 2009. For purposes of comparison, the graph illustrates comparable shareholder returns of the ABA NASDAQ Community Bank Index, the SNL $1B – $5B Bank Index, and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2004 in each and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2009.

Stock Performance Graph

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

Item 6. Selected Financial Data

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2009	2008(1)	2007	2006	2005
Financial Condition Data
Investments	$539,587	$670,040	$483,648	$461,708	$387,559
Loans	1,526,758	1,500,908	1,145,639	1,218,129	1,182,175
Allowance for loan losses	20,246	17,691	13,653	14,933	14,167
Total assets	2,235,383	2,341,496	1,716,788	1,769,886	1,653,257
Deposits	1,495,807	1,489,517	1,118,051	1,185,801	1,163,905
Borrowings	526,138	661,805	460,133	437,364	347,039
Shareholders’ equity	190,561	166,400	120,203	107,052	129,538
Operating Data
Interest income	$113,331	$127,120	$107,736	$107,238	$89,721
Interest expense	40,320	56,899	57,866	53,048	34,697
Net interest income	73,011	70,221	49,870	54,190	55,024
Provision for credit losses	8,213	4,397	100	2,208	1,265
Net interest income after provision for credit losses	64,798	65,824	49,770	51,982	53,759
Non-interest income before other-than-temporary impairment of Freddie Mac securities	19,447	16,660	12,652	11,629	10,050
Other-than-temporary impairment of Freddie Mac securities	—	(14,950)	—	—	—
Non-interest expense	51,029	46,816	33,686	34,224	32,461
Income before income taxes	33,216	20,718	28,736	29,387	31,348
Income taxes	10,443	5,383	8,453	9,111	9,968
Net income	$22,773	$15,335	$20,283	$20,276	$21,380
Ratios
Return on average assets	1.00%	0.67%	1.16%	1.17%	1.34%
Return on average equity	12.81%	9.15%	18.34%	18.40%	16.99%
Allowance for credit losses to total loans	1.33%	1.18%	1.19%	1.23%	1.20%
Non-performing loans to total loans	1.30%	0.85%	0.93%	1.12%	0.79%
Non-performing assets to total assets	1.13%	0.71%	0.64%	0.78%	0.57%
Average equity to average assets	7.80%	7.28%	6.33%	6.36%	7.90%
Efficiency ratio(2)	54.27%	52.43%	52.70%	51.08%	49.14%
Tier 1 leverage capital ratio	8.17%	7.19%	8.55%	7.63%	7.60%
Tier 1 risk-based capital ratio	12.24%	11.11%	13.41%	11.29%	10.67%
Total risk-based capital ratio	13.49%	12.32%	14.64%	12.73%	11.92%
Per common share data
Basic earnings per share	$2.98	$2.00	$3.09	$2.93	$2.81
Diluted earnings per share	2.97	2.00	3.09	2.93	2.80
Dividends declared per share	1.00	1.00	1.20	0.66	0.82
Dividends paid per share	1.00	0.99	0.96	0.88	1.30
Book value per share	24.93	21.78	18.45	16.18	17.21
Tangible book value per share(3)	18.86	15.62	17.79	15.40	16.40
Dividend payout ratio	33.56%	50.00%	38.83%	30.03%	46.26%

(1)	The 2008 data includes the merger of Union Bankshares Company with and into the Company as of January 3, 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income (tax equivalent) and non-interest income (excluding security gains/losses).
(3)	Computed by dividing shareholders’ equity less goodwill and other intangibles by the number of common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 and financial condition at December 31, 2009 and 2008 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2009 of $22.8 million, or $2.97 per diluted share was 48.5% higher than the net income of $15.3 million, or $2.00 per diluted share reported for 2008. The following were significant factors related to the results of fiscal year 2009 compared to fiscal year 2008:

•	Total loans at December 31, 2009 were $1.5 billion, an increase of $25.9 million compared to December 31, 2008. These balances do not include an additional $72.5 million of residential mortgages that were originated during 2009 and sold to Freddie Mac.
•	Deposits increased $6.3 million from a year ago, almost reaching the $1.5 billion level at December 31, 2009. Interest checking, savings and money market deposits increased by $43.0 million and demand deposits increased by $13.1 million. These increases were partially offset by declines in retail certificates of deposit of $47.2 million and brokered funds of $2.6 million.
•	Balance sheet deleveraging resulted in a decrease in investment securities of $130.5 million and a reduction in borrowings of $135.8 million in 2009 compared to 2008, which favorably impacted the capital ratios.
•	Shareholders’ equity increased 14.5% due to current year earnings and other comprehensive net gains less dividends declared.
•	Net interest income on a fully-taxable equivalent basis for 2009 increased 3.7% to $74.6 million due to lower funding costs which increased the net interest margin to 3.53% in 2009 compared to 3.37% in 2008.
•	The provision for credit losses of $8.2 million increased $3.8 million in 2009 compared to 2008 as a result of an increase in net loan charge-offs and higher non-performing asset levels. Net loan charge-offs totaled $5.6 million, or 0.37% of average loans, compared to $4.7 million, or 0.31%, for 2008. Non-performing assets as a percentage of total assets amounted to 1.13% and 0.71% at December 31, 2009 and 2008, respectively.
•	Non-interest income before the impairment write-down on Freddie Mac securities was $19.4 million for 2009, a 16.7% increase over 2008. The increase was driven by an increase in mortgage banking income, including mortgage-servicing income and gains on the sale of loans, and security losses of $624,000 realized in 2008.
•	Non-interest expense for 2009 was $51.0 million, an increase of $4.2 million, or 9.0%, over the prior year, which was primarily due to an increase in FDIC insurance assessment rates as well as a special assessment of $1.1 million. There were also increases in foreclosed properties and collection costs, in part offset by a decrease in the amortization of the core deposit intangible. An estimated maximum exposure of $637,000 pertaining to misappropriated funds was also expensed.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 of the Consolidated Financial Statements.

Allowance for Credit Losses.  The allowance for credit losses consists of two components: 1) the allowance for loan losses (“ALL”) which is present as a contra to total gross loans in the asset section of the balance sheet, and 2) the reserve for unfunded commitments included in other liabilities on the balance sheet. In preparing the Consolidated Financial Statements, the ALL requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses.

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance. The specific loan component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The methodology is in accordance with accounting principles generally accepted in the United States of America.

We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loans are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition and account for uncertainty in the economic environment.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2009 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

The adequacy of the reserve for unfunded commitments is determined similarly to the allowance for loan losses, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the historical utilization rates could change in the future.

Accounting for Acquisitions and Review of Goodwill and Identifiable Intangible Assets for Impairment.  We are required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets and are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. Goodwill impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value.

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its fair value on the date of acquisition. At the acquisition date, if fair value of the property less the costs to sell is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, we use a current appraisal or broker’s opinion to substantiate fair value for the property.

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

Income Taxes.  We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2006 through 2008 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

Results of Operations

For the year ended December 31, 2009, we reported record net income of $22.8 million compared to $15.3 million for the year ended December 31, 2008, and $20.3 million for the year ended December 31, 2007. Diluted earnings per share for each of these years were $2.97, $2.00, and $3.09, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income taxes, are discussed below.

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

Net interest income was $74.6 million on a fully-taxable equivalent basis for 2009, compared to $72.0 million for 2008, an increase of $2.7 million or 3.7%. The increase in net interest income is largely due to an improvement of 16 basis points in the net interest margin, to 3.53%, for 2009. The increase in the net interest margin resulted from a decrease in the cost of funds, offset in part by a decrease in income on earning assets, both of which were caused by the decline in interest rates. Average interest-earning assets decreased by $24.1 million for 2009 compared to 2008, primarily due to decreases in investments and commercial loans. The yield on earning assets for 2009 decreased 59 basis points, reflecting a decline in the interest rate environment impacting both the investment and loan yields. Average interest-bearing liabilities decreased $31.3 million for 2009 compared to 2008, primarily due to declines in wholesale funding, in part offset by an increase in retail deposits driven by increases in certificate of deposit accounts. Total cost of funds decreased 83 basis points due to the decline in short-term interest rates. Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Net interest income was $72.0 million on a fully-taxable equivalent basis in 2008, compared to $51.3 million in 2007, an increase of $20.7 million or 40.4%. The increase in net interest income was largely due to the acquisition of Union Bankshares Company and an improvement in the net interest margin of 28 basis points to 3.37% for 2008. Average interest-earning assets increased by $477.2 million, or 28.7%, in 2008, primarily due to loans and investment securities acquired with Union Trust. The yield on total loans decreased 78 basis points in 2008, reflecting a decline in the interest rate environment whereas the yield on taxable securities increased 7 basis points in 2008 as investment purchases were added to the portfolio at slightly higher yields than maturing investments. In 2008, average interest-bearing liabilities increased by $451.0 million, or 30.6%, while cost of funds decreased 97 basis points. The increase in average-interest bearing liabilities was primarily due to deposits and borrowings acquired with Union Trust combined with growth in certificates of deposit. As short-term interest rates declined, we were successful in reducing retail deposit interest rates resulting in a 108 basis point decline in total retail deposit cost of funds.

The following table presents, for the periods indicated, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

Average Balance, Interest and Yield/Rate Analysis

	December 31, 2009			December 31, 2008			December 31, 2007
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$539,959	$25,979	4.81%	$547,276	$27,671	5.06%	$422,197	$21,086	4.99%
Securities – nontaxable(1)	63,472	3,707	5.84%	70,177	4,138	5.90%	42,050	2,537	6.03%
Trading account assets	1,479	24	1.62%	1,515	35	2.31%	—	—	—%
Federal funds sold	—	—	—%	335	11	3.28%	8,098	373	4.61%
Loans(1)(2):
Residential real estate	622,535	35,726	5.74%	626,519	37,634	6.01%	411,552	24,389	5.93%
Commercial real estate	415,369	25,168	6.06%	413,744	28,828	6.97%	360,683	28,493	7.90%
Commercial	181,392	10,170	5.61%	206,220	14,181	6.88%	188,245	15,365	8.16%
Municipal	21,533	1,079	5.01%	22,752	1,131	4.97%	26,989	1,678	6.22%
Consumer	267,375	13,106	4.90%	248,628	15,256	6.14%	200,158	15,208	7.60%
Total loans	1,508,204	85,249	5.65%	1,517,863	97,030	6.39%	1,187,627	85,133	7.17%
Total interest-earning assets	2,113,114	114,959	5.44%	2,137,166	128,885	6.03%	1,659,972	109,129	6.57%
Cash and due from banks	28,985			37,351			29,357
Other assets	155,921			146,108			73,000
Less: ALL	(18,742)			(17,303)			(14,393)
Total assets	$2,279,278			$2,303,322			$1,747,936
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$206,424	967	0.47%	$186,652	1,490	0.80%	$106,920	429	0.40%
Savings accounts	140,246	499	0.36%	133,128	766	0.58%	89,705	336	0.37%
Money market accounts	312,746	3,127	1.00%	345,834	7,542	2.18%	311,171	13,450	4.32%
Certificates of deposit	578,231	15,997	2.77%	531,539	19,008	3.58%	389,565	17,121	4.39%
Total retail deposits	1,237,647	20,590	1.66%	1,197,153	28,806	2.41%	897,361	31,336	3.49%
Broker deposits	75,204	1,987	2.64%	71,513	2,894	4.05%	121,221	5,116	4.22%
Junior subordinated debentures	43,462	2,845	6.55%	43,356	2,949	6.80%	36,083	2,381	6.60%
Borrowings	536,908	14,898	2.77%	612,532	22,250	3.63%	418,894	19,033	4.54%
Total wholesale funding	655,574	19,730	3.01%	727,401	28,093	3.86%	576,198	26,530	4.60%
Total interest-bearing liabilities	1,893,221	40,320	2.13%	1,924,554	56,899	2.96%	1,473,559	57,866	3.93%
Demand deposits	184,979			186,924			148,751
Other liabilities	23,348			24,275			15,032
Shareholders’ equity	177,730			167,569			110,594
Total liabilities and shareholders’ equity	$2,279,278			$2,303,322			$1,747,936
Net interest income (fully-taxable equivalent)		74,639			71,986			51,263
Less: fully-taxable equivalent adjustment		(1,628)			(1,765)			(1,393)
		$73,011			$70,221			$49,870
Net interest rate spread (fully-taxable equivalent)			3.31%			3.07%			2.64%
Net interest margin (fully-taxable equivalent)			3.53%			3.37%			3.09%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2009 vs 2008 Increase (Decrease) Due to			December 31, 2008 vs 2007 Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$(370)	$(1,322)	$(1,692)	$6,241	$344	$6,585
Securities – nontaxable	(395)	(36)	(431)	1,697	(96)	1,601
Trading account assets	(1)	(10)	(11)	35	—	35
Federal funds sold	(11)	—	(11)	(358)	(4)	(362)
Residential real estate	(239)	(1,669)	(1,908)	12,739	506	13,245
Commercial real estate	113	(3,773)	(3,660)	4,192	(3,857)	335
Commercial	(1,707)	(2,304)	(4,011)	1,467	(2,651)	(1,184)
Municipal	(61)	9	(52)	(263)	(284)	(547)
Consumer	1,150	(3,300)	(2,150)	3,683	(3,635)	48
Total interest income	(1,521)	(12,405)	(13,926)	29,433	(9,677)	19,756
Interest-bearing liabilities:
NOW accounts	158	(681)	(523)	320	741	1,061
Savings accounts	41	(308)	(267)	163	267	430
Money market accounts	(722)	(3,693)	(4,415)	1,498	(7,406)	(5,908)
Certificates of deposit	1,670	(4,681)	(3,011)	6,240	(4,353)	1,887
Broker deposits	149	(1,056)	(907)	(2,098)	(124)	(2,222)
Junior subordinated debentures	7	(111)	(104)	480	88	568
Borrowings	(2,747)	(4,605)	(7,352)	8,798	(5,581)	3,217
Total interest expense	(1,444)	(15,135)	(16,579)	15,401	(16,368)	(967)
Net interest income (fully-taxable equivalent)	$(77)	$2,730	$2,653	$14,032	$6,691	$20,723

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $20.2 million, or 1.33% of total loans, at December 31, 2009, compared to $17.7 million, or 1.18% of total loans, at December 31, 2008. For the year 2009, our provision for credit losses charged to earnings amounted to $8.2 million, compared to $4.4 million for 2008. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, elevated levels of nonperforming assets, and increased loan losses. The ratio of net loan charge-offs to average loans was 0.37% for 2009 compared to 0.31% for 2008 with 2009 charge-off activity centered in commercial and commercial real estate loans. See additional ALL discussion under the caption “Asset Quality.”

During 2008, we provided $4.4 million of expense to the provision for credit losses compared to $100,000 for 2007. The increase to the ALL for 2008 was primarily due to growth in the loan portfolio, our evaluation of credit quality, and general economic conditions. In 2008, the ratio of non-performing loans to total loans decreased to 0.85% from 0.93% in 2007. However, net charge-offs were $3.3 million greater in 2008 compared to 2007. The ALL as a percentage of total loans was 1.18% at December 31, 2008, a slight decrease from 1.19% at December 31, 2007.

Non-Interest Income

	Year Ended December 31,
	2009	2008	2007
Income from fiduciary services	$5,902	$6,453	$4,914
Service charges on deposit accounts	5,261	5,375	3,447
Other service charges and fees	2,908	2,720	1,833
Bank-owned life insurance	1,476	1,287	832
Brokerage and insurance commissions	1,356	1,371	826
Mortgage banking income (loss), net	1,314	(361)	127
Net gains (losses) securities	52	(624)	—
Other income	1,178	439	673
Total non-interest income before security impairment write-down	19,447	16,660	12,652
Other-than-temporary impairment of Freddie Mac securities	—	(14,950)	—
Total non-interest income	$19,447	$1,710	$12,652

Non-interest income for the years ended December 31, 2009 and December 31, 2008 totaled $19.4 million and $1.7 million, respectively. The significant changes in 2009 compared to 2008 include:

•	In 2008, a write-down of $15.0 million of other-than-temporary-impaired securities resulting from investments in Auction Pass-Through Certificates sponsored by Merrill Lynch & Co, the assets of which consisted of Freddie Mac preferred stock. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result of this action, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the Auction Pass-Through Certificates,
•	Decrease in income from fiduciary services of $551,000, or 8.5%, resulting from market value declines in assets under administration,
•	Increase in earnings on bank-owned life insurance of $189,000 primarily due to an increase in the amount of bank-owned policies resulting purchase of additional policies in the second half of 2008,
•	Increase in mortgage banking income of $1.7 million due to the sale of $72.5 million of residential mortgages in the secondary market.

Non-interest income decreased to $1.7 million for the year ended December 31, 2008, from $12.7 million in 2007, which was a decline of $10.9 million. The decline was primarily the result of a $15.0 million write-down of other-than-temporarily-impaired securities resulting from investments in Auction Pass-Through Certificates, which consisted of Freddie Mac preferred stock, and other net security losses of $624,000. These securities losses were partially offset by increases in service charges on deposit accounts of $1.9 million, income from fiduciary services of $1.5 million, other service charges and fees of $887,000, and brokerage and insurance commissions of $545,000.

Non-Interest Expenses

	Year Ended December 31,
	2009	2008	2007
Salaries and employee benefits	$24,588	$24,093	$18,486
Furniture, equipment and data processing	4,359	4,574	2,917
Regulatory assessments	4,035	1,041	507
Net occupancy	3,908	4,023	2,739
Consulting and professional fees	2,955	3,166	2,327
OREO and collection costs	2,332	1,079	333
Amortization of core deposit intangible	502	822	856
Other expenses	8,350	8,018	5,521
Total non-interest expenses	$51,029	$46,816	$33,686

Total non-interest expense increased $4.2 million, or 9.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The significant changes in 2009 compared to 2008 include:

•	Increase in regulatory assessments of $3.0 million due to a $2.9 million increase in the FDIC insurance assessment rates which included a special assessment of $1.1 million levied in the second quarter of 2009 and the full utilization, in 2008, of assessment credits,
•	Increase in costs associated with foreclosure and collection costs and expenses on other real estate owned of $1.3 million which includes OREO write-downs of $1.0 million due to declining real estate values,
•	Write-off of an estimated maximum exposure of $637,000 pertaining to misappropriated funds and does not take into consideration recovery efforts,
•	Modest or declining expenses in most other non-interest expense categories due to cost control measures combined with a full year benefit related to the integration of Union Trust, and,
•	The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 54.27% for the year ended December 31, 2009, compared to 52.43% for 2008.

Total non-interest expense increased $13.1 million, or 39.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Increases were recorded in all categories due to the Union Trust acquisition with the most significant increase in salary and employee benefits cost of $5.6 million, furniture, equipment and data processing expenses of $1.7 million, occupancy costs of $1.3 million, and other non-interest expense of $2.5 million (related to integration costs such as courier, debit card program, postage, and donations). In addition, we experienced an increase of $746,000 in foreclosure and collection costs and expenses on other real estate owned related to the increase in non-performing assets.

Income Taxes

Income tax expense totaled $10.4 million, $5.4 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s effective income tax rate was approximately 31.4%, 26.0%, and 29.4% in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35%, primarily due to our significant non-taxable interest income from state and political subdivisions obligations as well as a historic rehabilitation tax credit realized in 2007. A full detail of these amounts can be found in Note 11 to the Consolidated Financial Statements.

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

Financial Condition

Overview

Total assets at December 31, 2009 were $2.2 billion, a decrease of $106.1 million, or 4.5%, from December 31, 2008. The change in assets consisted primarily of a $130.5 million decrease in investments partially offset by net growth in the loan portfolio of $25.9 million. Total liabilities decreased $130.3 million as borrowings decreased $135.8 million partially offset by an increase in total deposits (including brokered deposits) of $6.3 million. Total shareholders’ equity increased $24.2 million, which was a result of current year earnings and an increase in other comprehensive income, partially offset by dividends to shareholders.

Cash and Due from Banks

Cash and due from banks decreased 15.4%, or $5.4 million, at December 31, 2009 compared to 2008, primarily due to a decrease in clearing funds held at the Federal Reserve Bank (“FRB”) and declines in compensating balances maintained at correspondent banks.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and FRB stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. As a result of balance sheet deleveraging, total investment securities decreased $130.5 million, or 19.5%, to $539.6 million at December 31, 2009. We have investment securities in both the available-for-sale and held-to-maturity categories.

Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity. At December 31, 2009, we had $7.1 million of unrealized gains on securities available for sale, net of the deferred taxes, compared to $89,000 of unrealized losses, net of deferred taxes, at December 31, 2008. The change from 2008 to 2009 is primarily attributed to a decline in market interest rates.

At December 31, 2009, $9.6 million of our private issue collateralized mortgage obligations (“CMOs”) have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at December 31, 2009, reflect no current credit loss in the base case, but did reflect potential future losses. Based on this analysis the Company recorded a $11,000 OTTI write-down on two private issue CMOs.

At December 31, 2009, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

The following table sets forth the carrying amount of our investment securities as of the dates indicated:

	December 31,
(Dollars in Thousands)	2009		2008		2007
Securities available for sale:
Obligations of US government sponsored enterprises	$—	—%	$4,603	0.8%	$11,993	2.8%
Obligations of states and political subdivisions	18,060	3.8%	25,347	4.2%	7,250	1.7%
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	428,356	89.3%	525,336	86.7%	317,332	75.0%
Private issue collateralized mortgage obligations	28,872	6.0%	46,777	7.7%	64,763	15.3%
Total debt securities	475,288	99.1%	602,063	94.4%	401,338	94.8%
Equity securities	4,420	0.9%	3,968	0.6%	21,770	5.2%
Total securities available for sale	479,708	100.0%	606,031	100.0%	423,108	100.0%
Securities held to maturity:
Obligations of states and political subdivisions	37,914	100.0%	42,040	100.0%	40,726	100.0%
Total securities held to maturity	37,914	100.0%	42,040	100.0%	40,726	100.0%
	$517,622		$648,071		$463,834

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our investment securities at December 31, 2009.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
State and political subdivisions:
Due in 1 year or less	$795	3.95%	$167	3.12%
Due in 1 to 5 years	4,935	3.68%	3,456	3.78%
Due in 5 to 10 years	10,807	3.86%	29,773	3.94%
Due after 10 years	1,523	3.93%	4,518	4.02%
	18,060	3.82%	37,914	3.92%
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises:
Due in 1 year or less	4,183	3.61%	—	—
Due in 1 to 5 years	26,383	4.75%	—	—
Due in 5 to 10 years	47,213	4.53%	—	—
Due after 10 years	350,577	4.61%	—	—
	428,356	4.60%	—	—
Private issue collateralized mortgage obligations:
Due after 10 years	28,872	4.60%	—	—
	28,872	4.60%	—	—
Equity securities:
Due after 10 years	4,420	0.24%	—	—
	4,420	0.24%	—	—
Total securities	$479,708	4.53%	$37,914	3.92%

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB Boston (“FHLBB”) stock based on the level of our FHLB advances. As of December 31, 2009 and 2008, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLB advised its members that it is focusing on preserving capital in response to ongoing market volatility. Accordingly, payments of quarterly dividends for 2009 were suspended and payment of quarterly dividends in 2010 is unlikely. During 2008, we received $1.0 million in dividends from the FHLB. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. We will continue to monitor our investment in FHLB stock.

Loans

The Bank provides loans primarily to customers located within its geographic market area. At December 31, 2009, loans of $1.5 billion increased $25.9 million from December 31, 2008 due to increases in commercial real estate loans, consumer loans, and residential real estate loans of $34.5 million, $7.2 million, and $6.6 million, respectively. These increases were partially offset by a decline in the commercial portfolio of $22.5 million as a result of normal pay-downs and decreased demand.

The following table sets forth the composition of our loan portfolio at the dates indicated.

December 31,
(Dollars in Thousands)	2009		2008		2007		2006		2005
Residential real estate	$627,655	41%	$621,048	41%	$410,687	36%	$412,812	34%	$375,399	32%
Commercial real estate	434,783	28%	400,312	27%	333,506	29%	392,381	32%	429,490	36%
Commercial	191,214	13%	213,683	14%	197,736	17%	213,450	18%	187,752	16%
Consumer	273,106	18%	265,865	18%	203,710	18%	199,486	16%	189,534	16%
	$1,526,758	100%	$1,500,908	100%	$1,145,639	100%	$1,218,129	100%	$1,182,175	100%

Residential real estate loans consist of loans secured by one-to-four family residences. We generally retain adjustable-rate mortgages in the portfolio and, based on market risk assessments, frequently will retain fixed-rate mortgages. Residential real estate loan balances increased $6.6 million, or 1.1% at December 31, 2009 compared to a year ago. Mortgage refinancing activity was elevated during 2009 compared to prior years due to low mortgage rates. We originated and sold $72.5 million in residential fixed-rate real estate production on the secondary market to Freddie Mac. Due to historically low mortgage rates in 2009, a decision was made to sell current production falling under specified rates, as determined by our Asset/Liability Committee (“ALCO”). In 2008, residential real estate mortgage loans increased $210.4 million, or 51.2%, as a result of the assumption of $221.0 million from the Union Trust acquisition, in part offset by normal pay downs and declines in demand. The decline in demand was caused by continued volatility in the real estate market resulting from the tightening of credit markets and general declines in real estate values, which negatively impacted consumer demand for mortgage loans.

Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. In 2009, commercial real estate loans increased $34.5 million, or 8.6%, as a result of solid credit opportunities resulting from the pull-back of many financial institutions. In 2008, commercial real estate loans increased $66.8 million, or 20.0%, as a result of the assumption of $86.5 million from the Union Trust acquisition, partially offset by pay-offs and normal pay-downs of the commercial real estate portfolio, combined with softening demand due to economic factors and increased competition related to the rate and structure of loan agreements. In addition, we charged-off $3.2 million of commercial real estate loans and moved approximately $3.6 million to other real estate owned.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. In 2009, commercial loans decreased $22.5 million, or 10.5%, as a result of pay-downs and decreased demand. In 2008, commercial loans increased$15.9 million, or 8.1%, as a result of the Union Trust acquisition, partially offset by softening demand, continued pay-offs and normal pay-downs of the commercial portfolio.

Consumer loans are originated for a wide variety of purposes designed to meet the needs of customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2009, consumer loans increased by $7.2 million, or 2.7%, primarily as a result of utilization of low rate home equity loans and lines for home improvement, to consolidate debt and for general consumer purposes. In 2008, consumer loans increased by $62.2 million, or 30.5%, as a result of the assumption of $25.4 million from the Union Trust acquisition, and the demand for low rate home equity loans.

Asset Quality

The Board of Directors monitors credit risk management through the Directors’ Loan Committee and Corporate Risk Management. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. Corporate Risk Management oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. Our practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Non-accrual loans	$17,940	$12,501	$10,625	$13,124	$8,938
Accruing loans past due 90 days	1,135	206	6	555	447
Renegotiated loans not included above	581	—	—	—	—
Total non-performing loans	19,656	12,707	10,631	13,679	9,385
Other real estate owned	5,479	4,024	400	125	—
Total non-performing assets	$25,135	$16,731	$11,031	$13,804	$9,385
Non-performing loans to total loans	1.29%	0.85%	0.93%	1.12%	0.79%
Allowance for credit losses to non-performing loans	103.26%	139.22%	128.43%	109.17%	150.95%
Non-performing assets to total assets	1.13%	0.71%	0.64%	0.78%	0.57%
Allowance for credit losses to non-performing assets	80.75%	105.73%	123.77%	108.18%	150.95%

The OREO balance at December 31, 2009 consisted of ten properties, including two residential properties, seven commercial/mixed use properties, and one parcel of raw land. During 2009, the Company recorded an OREO valuation allowance primarily related to two properties that were included in OREO at December 31, 2008. The first property is a parcel of raw land that the Company relied upon the appraised value and an offer to purchase the land at the time of acquisition. The sale of the property did not occur and due to the continued deterioration in the real estate market, the value of the property was reassessed during the first quarter of 2009, which resulted in a $666,000 increase in the valuation allowance. The second property is a commercial property that was reassessed during the third quarter of 2009 and a new appraisal resulted in a $340,000 increase in the valuation allowance. The OREO balance is higher than we have historically experienced, and in light of the current economic environment and limited bid activity at the point of auction, we anticipate the level of OREO to continue to be at a higher than normal level.

Non-performing loans increased $6.9 million since December 31, 2008 due to the deterioration in economic conditions, resulting from a continued decrease in retail sales in our market area, rising unemployment, and an overall decline in real estate values. The portfolio of loans listed as non-performing are diversified by region, collateral, and loan size. Our largest single exposure is secured by a commercial property in the southern region of the state. Until the economy improves, we expect that non-performing loans will remain at elevated levels.

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

Non-accrual loans at December 31, 2009 were $17.9 million, or 1.18% of total loans, compared to $12.5 million, or 0.83% of total loans, at December 31, 2008. The following table sets forth information concerning non-accrual loans at the date indicated.

(Dollars in Thousands)	December 31, 2009	December 31, 2008
Non-accrual Loans:
Residential real estate loans	$6,161	$4,048
Commercial real estate	6,476	4,957
Commercial loans	4,145	2,384
Consumer loans	1,158	1,112
Total Non-accrual Loans	$17,940	$12,501

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $961,000, $838,000 and $535,000 in 2009, 2008, and 2007, respectively. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $431,000, $498,000 and $456,000 in 2009, 2008 and 2007, respectively.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At December 31, 2009, potential problem loans amounted to approximately $1.7 million, or 0.11% of total loans, compared to $4.1 million, or 0.27% of total loans at December 31, 2008. The reduction was attributed in part to the migration of a portion of potential problem loans at December 31, 2008 to non-accrual status during 2009.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due, include the potential problem loans noted above. The following table sets forth information concerning the past due loans at the date indicated.

(Dollars in Thousands)	December 31, 2009	December 31, 2008
Loans 30 – 89 days past due:
Residential real estate loans	$1,847	$2,880
Commercial real estate	2,196	2,314
Commercial loans	639	3,601
Consumer loans	563	829
Total loans 30 – 89 days past due	$5,245	$9,624
Loans 30 – 89 days past due to total loans	0.34%	0.64%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. During 2009, there were no significant changes to the allowance assessment methodology. The allowance is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Reserve for Unfunded Commitments.  The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused loan credit lines. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one, which analyzes the allowance for loan losses. Additionally, management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could increase in the future.

The following table sets forth information concerning the activity in our allowance for credit losses during the periods indicated.

	Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at the beginning of period	$17,691	$13,653	$14,933	$14,167	$13,641
Acquired from Union Trust	—	4,369	—	—	—
Provision for loan losses	8,162	4,397	100	2,208	1,265
Charge-offs:
Residential real estate loans	792	221	50	—	55
Commercial real estate	1,844	3,236	416	1,030	30
Commercial loans	2,640	1,286	1,411	569	885
Consumer loans	1,180	810	315	234	254
Total loan charge-offs	6,456	5,553	2,192	1,833	1,224
Recoveries:
Residential real estate loans	10	12	—	13	25
Commercial real estate loans	127	78	215	—	5
Commercial loans	306	422	425	202	306
Consumer loans	406	313	172	176	149
Total loan recoveries	849	825	812	391	485
Net charge-offs	5,607	4,728	1,380	1,442	739
Allowance for loan losses at the end of the period	$20,246	$17,691	$13,653	$14,933	$14,167
Components of allowance for credit losses:
Allowance for loan losses	$20,246	$17,691	$13,653	$14,933	$14,167
Liability for unfunded credit commitments	51	—	—	—	—
Balance of allowance for credit losses at end of the period	$20,297	$17,691	$13,653	$14,933	$14,167
Average loans outstanding	$1,508,204	$1,517,863	$1,187,627	$1,225,933	$1,129,004
Net charge-offs to average loans outstanding	0.37%	0.31%	0.12%	0.12%	0.07%
Provision for credit losses to average loans outstanding	0.54%	0.29%	0.01%	0.18%	0.11%
Allowance for loan losses to total loans	1.33%	1.18%	1.19%	1.23%	1.20%
Allowance for credit losses to net charge-offs	361.99%	374.18%	989.35%	1035.58%	1917.05%
Allowance for loan losses to non-performing loans	103.00%	39.22%	128.43%	109.17%	150.95%
Allowance for loan losses to non-performing assets	80.55%	105.73%	123.77%	108.18%	150.95%

During 2009, the Company provided $8.2 million of expense to the ALL compared to $4.4 million for 2008. The determination of an appropriate level of ALL, and resulting provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The increase in the provision for loan losses was primarily a result of an increase in net charge-offs mainly associated with commercial real estate and commercial loans. Non-performing assets as a percentage of total assets amounted to 1.13% at December 31, 2009, compared to 0.71% at December 31, 2008, resulting from an increase in non-accrual loans. Our local economy has continued to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values. We believe the ALL of $20.2 million, or 1.33% of total loans outstanding and 103.0% of total non-performing loans at December 31, 2009, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although if conditions continue to deteriorate, more provision may be needed. The ALL was 1.18% of total loans outstanding and 139.2% of total non-performing loans at December 31, 2008.

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

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

	As of December 31,
	2009		2008		2007		2006		2005
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Balance at end of year applicable to:
Commercial and commercial real estate loans	$11,576	41%	$10,136	41%	$9,249	46%	$10,691	50%	$10,148	52%
Residential real estate loans	2,714	41%	2,985	41%	1,461	36%	1,370	34%	1,172	32%
Consumer loans	2,335	18%	2,294	18%	1,169	18%	1,097	16%	1,011	16%
Unallocated	3,621	N/A	2,276	N/A	1,774	N/A	1,775	N/A	1,836	N/A
	$20,246	100%	$17,691	100%	$13,653	100%	$14,933	100%	$14,167	100%

Prior to the Company’s recognition in 2009 of a separate reserve for unfunded commitments, a portion of the other category was reserved for inherent losses in the off-balance sheet exposures, which are not recognized in the separate liability.

Investment in Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) amounted to $41.7 million and $40.5 million at December 31, 2009 and 2008, respectively, with the increase due to normal increases in the cash surrender value less the proceeds for the surrender of two policies of $258,000. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account product. All such general account carriers were rated “A” or better by two of the three major rating agencies at December 31, 2009. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Income.

Deposits

The Bank receives checking accounts, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System (“CDARS”). Total deposits of $1.5 billion at December 31, 2009 increased $6.3 million over 2008. Core deposit growth was strong with increases in demand deposit balances of $13.1 million and increases in interest checking, savings and money markets of $43.0 million. Growth in total deposits was partially offset by a decline in retail certificate of deposits of $47.2 million and brokered funds of $2.6 million. At December 31, 2009, the Bank had $42.2 million with CDARS, compared to $53.4 million at December 31, 2008.

In 2008, total deposits increased $371.5 million over 2007, primarily reflecting the assumption of $331.5 million of deposits from the Union Trust acquisition. In addition to the amounts assumed from Union Trust, retail certificates of deposit increased $100.5 million as consumers sought security and responded positively to several CD rate specials promoted during the year, while checking accounts (demand deposit and NOW accounts) declined $21.9 million and money market accounts declined $40.4 million as consumers moved money to higher yielding accounts. At December 31, 2008, the Bank had $83.4 million of brokered deposit balances, of which $51.7 million were brokered certificates of deposit and $31.7 million were brokered money market accounts.

Borrowings

In 2009, borrowings decreased $135.8 million in conjunction with the decline in total assets, and were primarily due to a reduction in other borrowed funds which resulted from a decrease in overnight funds with the FHLB of $131.7 million. In 2008, borrowings increased $201.7 million primarily due to an increase in other borrowed funds which resulted from an increase in overnight funds with the FHLB and the increased use of commercial repurchase agreements as an alternate funding source. Through the Union Trust acquisition, we assumed $165.3 million of borrowings, the majority of which was comprised of $99.4 million of short-term borrowings and $58.6 million of term advances with the FHLB.

The borrowings we utilized have primarily been advances from the FHLB. In addition, we use Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 27.7% of all borrowings mature or reprice within the next three months. The following table presents certain information regarding short-term borrowings included in other borrowed funds for the years ended:

	As of December 31,
(Dollars in Thousands)	2009	2008	2007
Balance outstanding at end of year	$145,541	$232,705	$73,333
Average balance outstanding	190,142	154,583	118,811
Maximum amount outstanding at any month-end during the year	277,562	232,705	201,669
Weighted average interest rate during the year	1.92%	2.37%	4.05%
Weighted average interest rate at end of year	1.06%	0.74%	3.36%

Shareholders’ Equity

Total shareholders’ equity increased $24.2 million, or 14.5%, which was a result of current year earnings of $22.8 million and an increase in other comprehensive income of $8.0 million offset by dividends declared to shareholders of $7.6 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	As of December 31,
	2009	2008	2007
Return on average equity	12.81%	9.15%	18.34%
Average equity to average assets	7.80%	7.28%	6.33%
Dividend payout ratio	33.56%	50.00%	38.83%
Dividends declared per share	$1.00	$1.00	$1.20
Book value per share	24.93	21.78	18.45

Liquidity

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2009 and 2008, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For 2009, average deposits (including brokered deposits) of $1.5 billion increased $42.2 million, or 2.9%, compared to 2008. Comparing average deposits for 2009 to 2008, declines were experienced in average money market account balances of $33.1 million and demand deposits of $1.9 million, while average interest checking, savings, and retail certificates of deposit increased $19.8 million, $7.1 million and $46.7 million, respectively. Average brokered deposits increased $3.7 million. Included in the money market deposit category are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client money market account, which was $86.2 million at December 31, 2009, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from money market accounts to retail certificates of deposit was the result of changes in market rates, while the decline in checking accounts reflects an increase in seasonal outflows due to the current economic environment.

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in Thousands)	December 31, 2009
Time remaining until maturity:
Less than 3 months	$33,655
3 months through 6 months	33,955
6 months through 12 months	78,177
Over 12 months	71,921
$217,708

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for 2009 decreased by $75.5 million to $580.4 million. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $709.5 million and $650.7 million at December 31, 2009 and 2008, respectively. The carrying value of securities pledged as collateral at the FHLBB was $28.3 million and $135.8 million at December 31, 2009 and 2008, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at December 31, 2009 and 2008. We had an outstanding balance on the line of credit with the FHLBB at December 31, 2009 of $3.5 million which was paid off on January 4, 2010. We had no outstanding balance at December 31, 2008. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 23, 2010.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, commercial reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

Loan demand also affects our liquidity position. However, of the loans maturing over one year, approximately 54.2% are variable rate loans. The following table presents the maturities of loans at December 31, 2009:

(Dollars in Thousands)	<1 Year	1 Through 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$3,831	$27,438	$408,495	$439,764
Commercial real estate	1,835	35,648	28,879	66,362
Commercial	13,588	34,815	4,845	53,248
Consumer	2,011	14,401	93,552	109,964
Municipal	430	8,374	4,765	13,569
Total Fixed Rate	21,695	120,676	540,536	682,907
Variable Rate:
Residential real estate	5,170	798	181,923	187,891
Commercial real estate	6,128	46,264	316,029	368,421
Commercial	48,345	17,987	58,065	124,397
Consumer	1,816	1,123	160,203	163,142
Total Variable Rate	61,459	66,172	716,220	843,851
	$83,154	$186,848	$1,256,756	$1,526,758

Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at December 31, 2009 and 2008. The Company’s Tier 1 capital to risk weighted assets was 12.24% and 11.11% at December 31, 2009 and 2008, respectively and total capital to risk weighted assets was 13.49% and 12.32% at December 31, 2009 and 2008, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.17% and 7.19% at December 31, 2009 and 2008, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2009, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $190.6 million and $166.4 million at December 31, 2009 and 2008, respectively, which amounted to 8.5% of total assets at December 31, 2009 and 7.1% of total assets at December 31, 2008. Total shareholders’ equity increased $24.2 million, or 14.5%, which was a result of current year earnings and increases in other comprehensive income, partially offset by dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $7.7 million, $7.3 million and $6.3 million for 2009, 2008 and 2007, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $12.0 million for 2009 and 2008. Under regulations prescribed by the OCC, without prior OCC approval our bank subsidiary may not declare dividends in any year in excess of the each bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

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

Contractual Obligations and Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2009, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$3,089	$2,873	$216	$—	$—
Commercial Commitment Letters	4,103	4,103	—	—	—
Residential loan origination	9,009	9,009	—	—	—
Home Equity Line of Credit Commitments	153,245	—	6	1	153,238
Other Commitments to Extend Credit	116,412	69,441	2,208	16,065	28,698
Total	$285,858	$85,426	$2,430	$16,066	$181,936

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts.

At December 31, 2009, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,201	$769	$1,274	$659	$2,499
Capital Leases	1,209	40	92	102	975
FHLBB Borrowings – Overnight	28,675	28,675	—	—	—
FHLBB Borrowings – Advances	209,710	70,133	67,107	41,099	31,371
Commercial Repurchase Agreements	126,466	20,000	65,144	36,000	5,322
Other Borrowed Funds	113,366	113,366	—	—	—
Junior Subordinated Debentures	43,512	—	—	—	43,512
Note Payable	909	302	487	103	17
Other Contractual Obligations	443	334	109	—	—
Total	$529,491	$233,619	$134,213	$77,963	$83,696

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2009, the Company had an interest rate cap agreement with a notional amount of $20.0 million which expires on March 15, 2010, and two forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021 and June 30, 2029.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Bank Board of Directors, and are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

During the fourth quarter 2009 and 2008, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon. In 2008 the +400 bps scenario was based on a flattening rate curve.

	Estimated Changes in NII
Rate Change	2009	2008
Year 1
+400 bp	(0.60)%	1.90%
+200 bp	(0.60)%	0.60%
-100 bp	(0.90)%	(0.10)%
Year 2
+400 bp	(1.50)%	6.90%
+200 bp	(0.80)%	2.40%
-100 bp	(6.30)%	(4.30)%

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

The most significant factors affecting the changes in market risk exposure during 2009 were the decrease in the investment balances, lower cost of retail deposits, and an increase in lower cost overnight borrowings that resulted in an overall reduction in the cost of funds that outpaced the drop in the yield on average assets. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend slightly downward as funding cost reductions slow and the asset base continues to adjust lower. In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter. Beyond the first year, opportunities to reduce funding costs become even more difficult while accelerated prepayments continue to drive asset yields lower; resulting in tighter spreads and a decrease in expected net interest income. In the initial stages of a rising rate environment, net interest income is projected to trend in line with the base scenarios over the first year. Thereafter, funding costs stabilize and the asset base continues to be reprice or replaced at higher levels, causing an upward trend to extend throughout the remaining simulation period. If the yield curve were to flatten as rate rise, pressure on net interest income would be greater. The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2009, we had a notional principal amount of $20.0 million in an interest rate cap agreement and a notional principal amount of $20.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies. These instruments are more fully described in Notes 1 and 17 of the Notes to Consolidated Financial Statements.

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

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). As described more fully in Notes 4 and 9 of the Notes to Consolidated Financial Statements, we have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008
ASSETS
Cash and due from banks	$29,772	$35,195
Securities
Securities available for sale, at fair value	479,708	606,031
Securities held to maturity, at amortized cost (fair value $39,639 and $41,954 at December 31, 2009 and 2008, respectively)	37,914	42,040
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,965	21,969
Total securities	539,587	670,040
Trading account assets	1,725	1,304
Loans	1,526,758	1,500,908
Less allowance for loan losses	(20,246)	(17,691)
Net loans	1,506,512	1,483,217
Goodwill	41,780	41,857
Bank-owned life insurance	41,677	40,459
Premises and equipment, net	26,054	25,872
Prepaid FDIC assessment	8,197	—
Interest receivable	7,236	8,325
Other real estate owned	5,479	4,024
Core deposit intangible	4,016	4,518
Other assets	23,348	26,685
Total assets	$2,235,383	$2,341,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$193,549	$180,407
Interest checking, savings and money market	675,681	632,664
Retail certificates of deposit	545,789	593,013
Brokered deposits	80,788	83,433
Total deposits	1,495,807	1,489,517
Federal Home Loan Bank advances	209,710	258,925
Other borrowed funds	272,916	359,470
Junior subordinated debentures	43,512	43,410
Accrued interest and other liabilities	22,877	23,774
Total liabilities	2,044,822	2,175,096
Commitments and Contingencies (Notes 6, 14, 15, 17 and 19)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,644,837 and 7,638,713 shares on December 31, 2009 and 2008, respectively	50,062	48,984
Retained earnings	133,634	118,564
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities available for sale, net of tax	7,083	(89)
Net unrealized gains on derivative instruments, at fair value, net of tax	739	—
Net unrecognized losses on postretirement plans, net of tax	(957)	(1,059)
Total accumulated other comprehensive income (loss)	6,865	(1,148)
Total shareholders’ equity	190,561	166,400
Total liabilities and shareholders’ equity	$2,235,383	$2,341,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2009	2008	2007
Interest Income
Interest and fees on loans	$84,901	$96,716	$84,603
Interest on U.S. government and sponsored enterprise obligations	25,851	25,750	19,053
Interest on state and political subdivision obligations	2,450	2,695	1,674
Interest on federal funds sold and other investments	129	1,959	2,406
Total interest income	113,331	127,120	107,736
Interest Expense
Interest on deposits	22,577	31,700	36,452
Interest on borrowings	14,898	22,250	19,033
Interest on junior subordinated debentures	2,845	2,949	2,381
Total interest expense	40,320	56,899	57,866
Net interest income	73,011	70,221	49,870
Provision for credit losses	8,213	4,397	100
Net interest income after provision for credit losses	64,798	65,824	49,770
Non-Interest Income
Income from fiduciary services	5,902	6,453	4,914
Service charges on deposit accounts	5,261	5,375	3,447
Other service charges and fees	2,908	2,720	1,833
Bank-owned life insurance	1,476	1,287	832
Brokerage and insurance commissions	1,356	1,371	826
Mortgage banking income (loss), net	1,314	(361)	127
Net securities gains (losses)	52	(624)	—
Other income	1,178	439	673
Total non-interest income before other-than-temporary impairment of securities	19,447	16,660	12,652
Other-than-temporary impairment of Freddie Mac securities	—	(14,950)	—
Total non-interest income	19,447	1,710	12,652
Non-Interest Expenses
Salaries and employee benefits	24,588	24,093	18,486
Furniture, equipment and data processing	4,359	4,574	2,917
Regulatory assessments	4,035	1,041	507
Net occupancy	3,908	4,023	2,739
Consulting and professional fees	2,955	3,166	2,327
Other real estate owned and collection costs	2,332	1,079	333
Amortization of core deposit intangible	502	822	856
Other expenses	8,350	8,018	5,521
Total non-interest expenses	51,029	46,816	33,686
Income before income taxes	33,216	20,718	28,736
Income Taxes	10,443	5,383	8,453
Net Income	$22,773	$15,335	$20,283
Per Share Data
Basic earnings per share	$2.98	$2.00	$3.09
Diluted earnings per share	$2.97	$2.00	$3.09
Weighted average number of common shares outstanding	7,642,492	7,674,827	6,557,102
Diluted weighted average number of common shares outstanding	7,665,357	7,680,412	6,565,194

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2006	$5,034	$105,959	$(2,985)	$(198)	$(758)	$107,052
Net income for 2007	—	20,283	—	—	—	20,283
Adjustment to record derivative as economic hedge	—	—	—	198	—	198
Change in unrealized losses on securities available for sale, net of taxes of ($2,424)	—	—	4,501	—	—	4,501
Change in net unrecognized losses on post-retirement plans, net of taxes of ($3)	—	—	—	—	5	5
Total comprehensive income	—	20,283	4,501	198	5	24,987
Stock-based compensation expense	275	—	—	—	—	275
Exercise of stock options and issuance of restricted stock (total 10,743 shares)	13	235	—	—	—	248
Common stock repurchase (113,950 shares)	(171)	(4,305)	—	—	—	(4,476)
Cash dividends declared ($1.20 per share)	—	(7,883)	—	—	—	(7,883)
Balance at December 31, 2007	5,151	114,289	1,516	—	(753)	120,203
Net income for 2008	—	15,335	—	—	—	15,335
Change in unrealized gains on securities available for sale, net of taxes of $864	—	—	(1,605)	—	—	(1,605)
Change in net unrecognized losses on post-retirement plans, net of taxes of $165	—	—	—	—	(306)	(306)
Total comprehensive income	—	15,335	(1,605)	—	(306)	13,424
Shares issued during acquisition of Union Bankshares Company (1,222,497 shares)	43,523	—	—	—	—	43,523
Stock-based compensation expense	250	—	—	—	—	250
Exercise of stock options and issuance of restricted stock (total 12,005 shares)	194	—	—	—	—	194
Common stock repurchase (109,362 shares)	(134)	(3,383)	—	—	—	(3,517)
Cash dividends declared ($1.00 per share)	—	(7,677)	—	—	—	(7,677)
Balance at December 31, 2008	48,984	118,564	(89)	—	(1,059)	166,400
Net income for 2009	—	22,773	—	—	—	22,773
Change in unrealized gains on securities available for sale, net of taxes of ($3,862)	—	—	7,172	—	—	7,172
Change in unrealized gains on derivative instruments at fair value, net of taxes of ($398)	—	—	—	739	—	739
Change in net unrecognized losses on post-retirement plans, net of taxes of ($55)	—	—	—	—	102	102
Total comprehensive income	—	22,773	7,172	739	102	30,786
Stock-based compensation expense	1,072	—	—	—	—	1,072
Exercise of stock options and issuance of restricted stock (total 7,814 shares)	6	—	—	—	—	6
Common stock repurchased (1,690 shares)	—	(55)	—	—	—	(55)
Cash dividends declared ($1.00 per share)	—	(7,648)	—	—	—	(7,648)
Balance at December 31, 2009	$50,062	$133,634	$7,083	$739	$(957)	$190,561

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Operating Activities
Net income	$22,773	$15,335	$20,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,213	4,397	100
Depreciation and amortization	2,688	2,303	1,390
Stock-based compensation expense	1,072	250	275
Decrease in interest receivable	1,089	869	390
Amortization of intangible assets	578	897	856
Net increase in trading assets	(421)	(1,304)	—
Net securities (gains) losses	(52)	624	—
Other-than-temporary impairment of Freddie Mac securities	—	14,950	—
Increase in other real estate owned valuation allowance	1,006	—	—
Originations of mortgage loans held for sale	(72,529)	—	—
Proceeds from the sale of mortgage loans	72,615	—	—
Gain on sale of mortgage loans	(86)	—	—
Liquidation of defined benefit pension plan	(735)	(2,000)	—
Increase in prepaid FDIC assessment	(8,197)	—	—
Increase in other assets	(1,532)	(7,141)	(2,624)
(Decrease) increase in other liabilities	(3,811)	(3,878)	1,520
Net cash provided by operating activities	22,671	25,302	22,190
Investing Activities
Acquisition of Union Bankshares Company	—	(29,028)	—
Proceeds from sale and maturities of securities held to maturity	4,038	90	439
Proceeds from sales and maturities of securities available for sale	192,586	222,435	162,901
Purchase of securities held to maturity	—	(39)	(7,018)
Purchase of securities available for sale	(55,460)	(301,784)	(168,852)
Proceeds from redemption (purchase) of Federal Home Loan Bank stock	—	5,946	(1,877)
Net (increase) decrease in loans	(30,226)	8,289	71,110
Purchase of bank-owned life insurance	—	(7,450)	—
Premium received on sale of branch	—	1,400	—
Proceeds from the sale of other real estate owned	959	420	—
Purchase of premises and equipment	(2,493)	(1,073)	(3,581)
Net cash provided (used) by investing activities	109,404	(100,794)	53,122
Financing Activities
Net increase (decrease) in deposits	6,263	55,627	(67,750)
Proceeds from Federal Home Loan Bank long-term advances	11,663	201,094	104,858
Repayments on Federal Home Loan Bank long-term advances	(60,879)	(270,077)	(85,069)
Net change in short-term Federal Home Loan Bank borrowings	(128,160)	78,994	(88,730)
Net increase in other borrowed funds	40,604	36,919	57,356
(Decrease) increase in note payable	714	(10,020)	10,000
Common stock repurchase	(55)	(3,517)	(4,476)
Exercise of stock options	6	194	248
Cash dividends paid on common stock	(7,654)	(7,317)	(6,317)
Net cash (used) provided by financing activities	(137,498)	81,897	(79,880)
Net (decrease) increase in cash and cash equivalents	(5,423)	6,405	(4,568)
Cash and cash equivalents at beginning of year	35,195	28,790	33,358
Cash and cash equivalents at end of year	$29,772	$35,195	$28,790
Supplemental information
Interest paid	$41,349	$57,440	$58,212
Income taxes paid	8,250	10,924	7,752
Common stock issued in acquisition	—	43,523	—
Transfer of loans to other real estate owned	3,420	3,924	410

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

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company. Immediately after the acquisition, Union Trust was merged into Camden National Bank. The financial results of Union Trust are included in the Company’s financial results beginning on the January 3, 2008 acquisition date.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

Principles of Consolidation.  The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank (a wholly owned bank subsidiary), and Acadia Trust, N.A. (a wholly owned non-bank subsidiary). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the non-bank subsidiary in a fiduciary capacity are not assets of the Company and, therefore, are not included in the Consolidated Statements of Condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates in the Preparation of Financial Statements.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses (“ALL”), other real estate owned, postretirement benefits and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill, other intangible assets and deferred tax assets.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2009 for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents.  For the purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks. The Bank is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the Federal Reserve Bank (“FRB”).

Securities.  Marketable equity and debt securities are classified as either available for sale securities or held to maturity securities. Management determines the classification of a security at the time of its purchase.

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities classified as available for sale are reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss. Federal Home Loan Bank (“FHLB”) and FRB stocks are non-marketable equity securities reported at cost and evaluated for impairment.

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

Declines in the fair value of individual equity securities that are deemed to be other than temporary are reflected in non-interest income when identified. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in non-interest income and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the interest rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the date of the consolidated statement of condition.

The Company is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a requirement of membership, the Company must own a minimum amount of FHLB stock based on the level of its FHLB advances. No market exists for shares of the FHLB and therefore they are carried at par value. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While the Company currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB. The FHLB has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, payment of quarterly dividends for 2009 was suspended and payment of quarterly dividends for 2010 is unlikely. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. The Company will continue to monitor its investment in FHLB stock.

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

The ALL is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the ALL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ALL when realized.

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) unallocated allowance. The specific component relates to loans that are classified as doubtful,

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company uses a risk rating system to determine the credit quality of loans and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. The Company periodically reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition and account for uncertainty in the economic environment.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Goodwill and Core Deposit Intangible.  Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment. Any impairment write-down would be charged to non-interest expense. Goodwill is evaluated at least annually for impairment utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

Core deposit intangible represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (10 years from the acquisition dates). On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

Bank-Owned Life Insurance.  Bank-owned life insurance represents the cash surrender value (“CSV”) of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary. The CSV of the policies is recorded as an asset. Increases in the CSV of the policies, as well as death benefits received, net of any CSV, are recorded in non-interest income, and are not subject to income taxes.

Premises and Equipment.  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets.

Other Real Estate Owned.  Other real estate owned (“OREO”) properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Thereafter, any further declines in the property’s values are recorded against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property.

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

Other Borrowed Funds.  Other borrowed funds consist of commercial and retail repurchase agreements, FHLB overnight borrowings, federal funds purchased, line of credit advances, notes payable, and treasury, tax and loan deposits. Retail repurchase agreements generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. Commercial repurchase agreements are callable quarterly, generally 6 to 24 months after issuance, and mature within five years. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury, tax and loan deposits generally do not have fixed maturity dates.

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

Earnings per Share.  Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Effective January 1, 2009, in accordance with new accounting requirements issued by the FASB, unvested share-based payment awards, which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, share-based payment awards considered to be participating securities, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted share grants and management stock purchase grants are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the years ended December 31, 2009, 2008 and 2007 have been presented in accordance with these requirements.

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

Stock-Based Compensation.  The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in common stock, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

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

Segment Reporting.  The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues and profits are derived by the Bank from banking products and services. Revenues and profits derived, and assets owned by Acadia Trust are less than 10% of the consolidated Company totals and, accordingly, the Company and its subsidiaries are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements, In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Under the Statement, the FASB Accounting Standards Codification (“ASC” or “Codification”) became the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is now included in the Codification as FASB ASC 105-10. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38 – 76, now part of ASC Topic 985. Management adopted ASC 105-10 in 2009 and there was no material impact on the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 166 (now incorporated into the Codification as ASC 860-10-65), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of certain guidance in ASC 860, Transfers and Servicing, that are not consistent with the original intent and key requirements of that guidance and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of ASC 860-10-65 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (now incorporated into the Codification as part of ASC 810-10), Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of this Statement and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value, which updates ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

(1)	A valuation technique that uses a.) the quoted price of an identical liability when traded as an asset, or b.) quoted prices for similar liabilities or similar liabilities when traded as assets.
(2)	Another valuation technique that is consistent with the principles of FASB ASC 820, Fair Value Measurements and Disclosures. Examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. The Company will adopt ASU 2009-05 effective for the quarter ending December 31, 2009. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

2. Acquisition of Union Bankshares Company

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company, for $72.6 million. The agreement provided for the acquisition of Union Bankshares Company with and into the Company, with the Company being the surviving corporation. Promptly thereafter, Union Trust Company merged with and into the Bank with the Bank being the surviving institution. The acquisition brings together two Maine-based community banking institutions, each with a 100-plus year history, and provides a natural extension of the Company’s geographic reach to Hancock County and the Downeast Maine area, while adding 16,000 households and businesses to which the Bank can market its expanded products and services. The trust department of Union Trust is managed for the Bank by the Company’s trust and investment subsidiary, Acadia Trust, N.A. The operating results of Union Trust have been included with those of the Company since the acquisition date.

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

The Company’s cost to acquire Union Trust was as follows:

Cash paid to Union Trust shareholders	$29,028
Common stock issued to Union Trust shareholders	43,523
Total consideration	72,551
Professional fees and other acquisition costs	1,186
Total acquisition cost	$73,737

The following table summarizes the fair values of the assets acquired and liabilities assumed at January 3, 2008.

	Fair Value	Fair Value Hierarchy
Cash and cash equivalents	$17,028	Level 1
Securities	121,408	Level 2
FRB and FHLB stock	8,025	Level 2
Loans, net	362,238	Level 2
Goodwill	37,866	n/a
Bank-owned life insurance	9,478	Level 2
Bank premises and equipment, net	9,162	n/a
Identifiable intangible assets	5,773	n/a
Other assets	9,555	n/a
Total assets acquired	580,533
Deposits	(331,545)	Level 2
Federal Home Loan Bank advances	(58,634)	Level 2
Other borrowed funds	(99,446)	Level 2
Junior subordinated debentures	(7,224)	Level 2
Accrued interest and other liabilities	(9,947)	n/a
Total liabilities assumed	(506,796)
Total acquisition cost	$73,737

The $5.8 million of acquired intangible assets, which are subject to amortization, includes $5.0 million of core deposit intangible, which has a weighted-average life of approximately 10 years, and $753,000 of trust relationship intangible, which also has a weighted-average life of approximately 10 years. The goodwill recognized in the acquisition of approximately $37.9 million was allocated between the Banking and Financial Services reporting units, with allocations of $34.3 million and $3.5 million, respectively. The goodwill is not deductible for tax purposes. As part of the acquisition, the Company transferred a lease and other fixed assets of a branch facility, and sold the related deposits, to another financial institution. As part of the sale of deposits, the Company received a deposit premium of $1.4 million, which was recorded in goodwill.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Available for sale
Obligations of states and political subdivisions	$17,587	$473	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	412,113	16,608	(365)	428,356
Private issue collateralized mortgage obligations	34,121	12	(5,261)	28,872
Total debt securities	463,821	17,093	(5,626)	475,288
Equity securities	5,000	—	(580)	4,420
Total securities available for sale	$468,821	$17,093	$(6,206)	$479,708
Held to maturity
Obligations of states and political subdivisions	$37,914	$1,725	$—	$39,639
Total securities held to maturity	$37,914	$1,725	$—	$39,639
December 31, 2008
Available for sale
Obligations of U.S. government sponsored enterprises	$4,539	$64	$—	$4,603
Obligations of states and political subdivisions	25,457	105	(215)	25,347
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	514,049	11,339	(52)	525,336
Private issue collateralized mortgage obligations	57,123	1	(10,347)	46,777
Total debt securities	601,168	11,509	(10,614)	602,063
Equity securities	5,000	—	(1,032)	3,968
Total securities available for sale	$606,168	$11,509	$(11,646)	$606,031
Held to maturity
Obligations of states and political subdivisions	$42,040	$213	$(299)	$41,954
Total securities held to maturity	$42,040	$213	$(299)	$41,954

During 2009, the Company recorded proceeds of $7.5 million on the sale of investments classified as available for sale, which resulted in gross realized gains of $65,000. In addition, proceeds of $864,000 were recorded on the sale of investments classified as held to maturity which resulted in gross realized losses of $2,000. The sale in the held to maturity portfolio was due to a drop in credit rating. Unrealized gains on securities available for sale arising during 2009 and included in other comprehensive income amounted to $11.1 million, which were offset by the reclassification of realized gains of $52,000 in the Statement of Income, net of deferred taxes of $3.9 million.

During 2008, the Company recorded proceeds of $18.5 million on the sale of investments classified as available for sale, which resulted in gross realized losses of $1.1 million and gross realized gains of $500,000. Unrealized losses on securities available for sale arising during 2008 and included in other comprehensive loss amounted to $18.0 million, which were offset by the reclassification of realized losses of $15.6 million in the Statement of Income, net of deferred taxes of $864,000. During 2007 there were no sales in the available for sale portfolio.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

At December 31, 2009 and 2008, securities with an amortized cost of $506.7 million and $473.5 million and a fair value of $519.3 million and $478.7 million, respectively, were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and estimated fair values of debt securities by contractual maturity at December 31, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$4,927	$4,978
Due after one year through five years	30,203	31,318
Due after five years through ten years	56,420	58,021
Due after ten years	372,271	380,971
	$463,821	$475,288
Held to maturity
Due in one year or less	$167	$171
Due after one year through five years	3,456	3,576
Due after five years through ten years	29,773	31,210
Due after ten years	4,518	4,682
	$37,914	$39,639

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

Management reviews the investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other than temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The following table shows the unrealized gross losses and estimated fair values of investment securities at December 31, 2009 and 2008, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Mortgage-backed securities	$25,003	$(364)	$57	$(1)	$25,060	$(365)
Private issue collateralized mortgage obligations	—	—	27,910	(5,261)	27,910	(5,261)
Equity securities	—	—	4,420	(580)	4,420	(580)
Total	$25,003	$(364)	$32,387	$(5,842)	$57,390	$(6,206)
December 31, 2008
Obligations of states and political subdivisions	$32,393	$(477)	$770	$(37)	$33,163	$(514)
Mortgage-backed securities	18,440	(38)	4,407	(14)	22,847	(52)
Private issue collateralized mortgage obligations	37,106	(6,193)	9,652	(4,154)	46,758	(10,347)
Equity securities	3,968	(1,032)	—	—	3,968	(1,032)
Total	$91,907	$(7,740)	$14,829	$(4,205)	$106,736	$(11,945)

At December 31, 2009, $57.4 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $9.6 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 21 securities with a fair value of $32.4 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at December 31, 2009, reflect no current credit loss in the base case, but did reflect potential future losses. Based on this analysis the Company recorded an $11,000 OTTI write-down on two private issue CMOs.

At December 31, 2009, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which failed at auction during 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and have the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

At December 31, 2008, $106.7 million of the Company’s investment securities had unrealized losses that were considered temporary. The portfolio contained 16 securities, with a fair value of $14.9 million, that had unrealized losses for twelve months or longer. During 2008, the Company recorded a $14.95 million OTTI write-down on Auction Pass-Through Certificates collateralized by Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock with an amortized cost of $14.95 million. The income tax benefit related to this write-down was $5.2 million. On September 6, 2008, the U.S. Treasury Department placed Freddie Mac in conservatorship and, as a result, the payment of dividends ceased on all Freddie Mac issued stock, including the preferred stock supporting the auction pass-through certificates, and the Freddie Mac preferred stock collateralizing the securities severely declined in value.

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio at December 31 was as follows:

	2009	2008
Residential real estate loans	$627,979	$620,956
Commercial real estate loans	434,783	400,312
Commercial loans	191,214	213,683
Consumer loans	273,106	265,865
Deferred loan fees net of costs	(324)	92
Total loans	$1,526,758	$1,500,908

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. For the year ended December 31, 2009, the Company sold $72.5 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $86,000. The Company did not sell mortgage loans in 2008 and 2007. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

As of December 31, 2009 and 2008, non-accrual loans were $17.9 million and $12.5 million, respectively. Interest foregone was approximately $961,000, $838,000 and $535,000 for 2009, 2008, and 2007, respectively.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans to related parties that in aggregate exceed $60,000 were as follows:

	2009	2008
Balance, January 1,	$11,082	$11,889
Loans made/advanced and additions	643	2,164
Repayments and reductions	(2,267)	(2,971)
Balance, December 31,	$9,458	$11,082

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

The following is a summary of activity in the allowance for loan losses:

	December 31,
	2009	2008	2007
Balance at beginning of year	$17,691	$13,653	$14,933
Loans charged off	(6,456)	(5,553)	(2,192)
Recoveries on loans previously charged off	849	825	812
Net charge-offs	(5,607)	(4,728)	(1,380)
Acquired from Union Trust	—	4,369	—
Provision for loan losses	8,162	4,397	100
Balance at end of year	$20,246	$17,691	$13,653

The ALL is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our ALL may not be sufficient to cover our losses and may cause us to increase the allowance in the future. Among the factors that could affect our ability to collect our loans and require us to increase the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by our Federal and state regulators to increase our provision for loan losses or recognize additional charge-offs.

Information regarding impaired loans is as follows:

	December 31,
	2009	2008	2007
Average investment in impaired loans	$17,008	$13,354	$7,610
Interest income recognized on impaired loans, cash basis	431	498	456
Balance of impaired loans	17,940	12,501	10,625
Portion of impaired loan balance for which an allowance for loan losses is allocated	17,940	12,501	10,625
Portion of allowance for loan losses allocated to the impaired loan balance	1,805	1,343	1,694

5. Goodwill and Core Deposit Intangible

In 2008, the Company acquired $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). During the first quarter of 2009, the Company completed its final adjustments to the goodwill related to the Union Bankshares acquisition. The changes in goodwill, core deposit intangible and trust relationship intangible for the years ended December 31, 2009 and 2008 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2007	$473	$3,518	$3,991
2008 Activity	34,324	3,542	37,866
Balance at December 31, 2008	34,797	7,060	41,857
2009 Activity	(77)	—	(77)
Balance at December 31, 2009	$34,720	$7,060	$41,780

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

5. Goodwill and Core Deposit Intangible  – (continued)

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2007	$9,424	$(9,104)	$320
2008 Activity	5,020	(822)	4,198
Balance at December 31, 2008	14,444	(9,926)	4,518
2009 Activity	—	(502)	(502)
Balance at December 31, 2009	$14,444	$(10,428)	$4,016

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2007	$—	$—	$—
2008 Activity	753	(75)	678
Balance at December 31, 2008	753	(75)	678
2009 Activity	—	(76)	(76)
Balance at December 31, 2009	$753	$(151)	$602

The annual impairment evaluation of goodwill did not identify any impairment in 2009 or 2008. The following table reflects the expected amortization schedule for intangible assets at December 31, 2009:

	Core Deposit Intangible	Trust Relationship Intangible
2010	$502	$75
2011	502	75
2012	502	75
2013	502	75
2014	502	75
Thereafter	1,506	227
Total unamortized intangible	$4,016	$602

6. Premises and Equipment

Details of premises and equipment, at cost, at December 31 were as follows:

	2009	2008
Land and land improvements	$2,543	$2,680
Buildings and leasehold improvements	29,509	29,321
Furniture, fixtures and equipment	19,971	18,020
Total cost	52,023	50,021
Accumulated depreciation and amortization	(25,969)	(24,149)
Net premises and equipment	$26,054	$25,872

Depreciation and amortization expense was $2.2 million, $2.5 million and $1.6 million for 2009, 2008 and 2007, respectively. Lease expense was approximately $789,000, $722,000 and $544,000 for 2009, 2008 and 2007, respectively. A capital lease, assumed from Union Trust and recorded in other liabilities on the Statement of Condition, was entered into in March 2006 for a branch facility with payments extending until 2026 and an interest rate of 9.75% per year. The related asset, recorded in premises and equipment, has a cost

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

6. Premises and Equipment  – (continued)

basis of $855,000 and accumulated depreciation of $160,000. At December 31, 2009, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2010	$769	$40
2011	669	44
2012	605	48
2013	384	50
2014	275	52
Thereafter	2,499	975
	$5,201	$1,209

7. Other Real Estate Owned

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Subsequent write-downs required for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.

Activity in other real estate owned was as follows:

	2009	2008	2007
Balance at beginning of year	$4,024	$400	$125
Acquired from Union Trust	—	120	—
Additions	3,420	3,924	410
Increase in OREO valuation allowance	(1,006)	—	—
Properties sold	(959)	(420)	(135)
Balance at end of year	$5,479	$4,024	$400

8. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2009 and 2008 was $810,000 and $139,000, respectively. For the same periods, the fair market value of the mortgage servicing rights approximated $965,000 and $174,000, respectively. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

8. Mortgage Servicing  – (continued)

Treasury rate plus 4.22%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2009	2008	2007
Mortgage Servicing Rights:
Balance at beginning of year	$139	$142	$324
Acquired from Union Trust	—	1,199	—
Capitalized upon sale	811	—	—
Amortization charged against mortgage servicing fee income	(575)	(734)	(183)
Valuation adjustment	435	(468)	1
Balance at end of year	$810	$139	$142
Valuation Allowance:
Balance at beginning of year	$(469)	$(1)	$(2)
Increase in impairment reserve	—	(490)	—
Reduction of impairment reserve	435	22	1
Balance at end of year	$(34)	$(469)	$(1)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition of the Company and amounted to $218.3 million, $190.5 million and $102.4 million at December 31, 2009, 2008 and 2007, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $464,000 and $338,000 at December 31, 2009 and 2008, respectively.

9. Deposits

The following is a summary of scheduled maturities of certificates of deposit as of December 31, 2009:

	Retail	Brokered	Total
2010	$405,409	$4,766	$410,175
2011	78,819	10,000	88,819
2012	16,935	11,805	28,740
2013	9,097	—	9,097
2014	28,738	—	28,738
Thereafter	6,791	—	6,791
Total	$545,789	$26,571	$572,360

Certificates of deposit issued in amounts of $100,000 or more totaled $217.7 million and $238.9 million at December 31, 2009 and 2008, respectively, including brokered certificates of deposit of $26.6 million and $51.7 million, respectively.

At December 31, 2009 and 2008, the Company, in the normal course of business, has deposits from its subsidiaries, certain officers, directors, and their associated companies totaling $26.9 million and $16.3 million, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings

Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLB overnight borrowings and line of credit advances, and treasury, tax and loan deposits that are due within one year from the origination date. The Company, through its bank subsidiary, has an available line of credit with the FHLB of $9.9 million at December 31, 2009 and 2008. The Company had an outstanding balance on the line of credit with the FHLB at December 31, 2009 of $3.5 million which was paid off on January 4, 2010. The Company had no outstanding balance at December 31, 2008. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 23, 2010.

The following table summarizes other borrowed funds outstanding at December 31:

	2009	2008
Short-term Borrowings:
Securities sold under repurchase agreements – retail	$112,630	$71,808
FHLB overnight	28,675	160,335
Treasury, tax and loan deposits	736	562
FHLB line of credit advance	3,500	—
Total short-term borrowings	145,541	232,705
Long-term Borrowings:
Securities sold under repurchase agreements – commercial	126,466	126,577
Notes payable	909	188
Total long-term borrowings	127,375	126,765
Total Other Borrowed Funds	$272,916	$359,470

Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2009	2008	2007
Balance outstanding at end of year	$145,541	$232,705	$73,333
Average daily balance outstanding	$190,142	$154,583	$118,811
Maximum balance outstanding at any month end	$277,562	$232,705	$201,669
Weighted average interest rate for the year	1.92%	2.37%	4.05%
Weighted average interest rate at end of year	1.06%	0.74%	3.36%

The securities sold under repurchase agreements — commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument became or becomes callable, as of December 31, 2009:

	Amount	Rate	Callable
2010	$20,000	4.82%	2007
2012	65,144	4.75%	2008 – 2009
2013	36,000	3.33%	2011
2017	5,322	4.67%	2008
Total	$126,466	4.35%

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings  – (continued)

Federal Home Loan Bank Advances

FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $709.5 million and $650.7 million at December 31, 2009 and 2008, respectively. The carrying value of securities pledged as collateral at the FHLB was $28.3 million and $135.8 million at December 31, 2009 and 2008, respectively.

The advances payable to the FHLB are summarized as follows:

	December 31, 2009		December 31, 2008
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
3.69% – 5.71% due in 2009	$—	$—	$57,283	$3,500
2.60% – 6.36% due in 2010	70,054	11,500	66,555	11,500
2.99% – 5.06% due in 2011	52,081	12,000	52,000	12,000
3.27% – 7.23% due in 2012	15,085	—	15,079	—
2.00% – 6.15% due in 2013	26,119	5,000	26,580	5,000
2.99% – 3.35% due in 2014	15,000	10,000	10,000	10,000
2.75% – 4.75% due in 2015	11,371	10,000	11,428	10,000
3.99% – 4.06% due in 2017	20,000	20,000	20,000	20,000
Total FHLB advances	$209,710	$68,500	$258,925	$72,000

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

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Statement of Condition. Interest expense on the junior subordinated debentures totaled $2.8 million, $2.9 million and $2.4 million during 2009, 2008 and 2007, respectively. At December 31, 2009, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 23.9% of Tier 1 capital of the Company.

At December 31, 2009, the Company had two forward interest rate swaps, each with a notional of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021 and June 30, 2029. As the interest on these debentures converts from a fixed interest rate to a variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. One $10.0 million notional amount forward interest rate swaps is for ten years with a fixed cost of 5.09% maturing on June 20, 2021, and a second $10.0 million notional amount forward interest rate swap is for 18 years with a fixed cost of 5.84% maturing on June 30, 2029.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

11. Income Taxes

The current and deferred components of income tax expense were as follows:

	2009	2008	2007
Current:
Federal	$10,316	$8,463	$8,119
State	407	341	340
	10,723	8,804	8,459
Deferred:
Federal	(280)	(3,421)	(6)
	$10,443	$5,383	$8,453

The actual expense differs from the expected tax expense computed by applying the applicable U.S. federal corporate income tax rate to income before income taxes, as follows:

	2009	2008	2007
Computed tax expense	$11,626	$7,251	$10,058
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,009)	(1,038)	(792)
State taxes, net of federal benefit	265	221	221
Income from life insurance	(450)	(555)	(291)
Low income housing credits	(230)	(485)	(419)
Historic rehabilitation credits	—	—	(277)
Other	241	(11)	(47)
	$10,443	$5,383	$8,453

Items which give rise to deferred income tax assets and liabilities and the tax effect of each are as follows:

	2009		2008
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$7,104	$—	$6,192	$—
Allowance for investment losses	5,238	—	5,233	—
Allowance for OREO valuation	366	—	—	—
Pension and other benefits	3,415	—	3,112	—
Depreciation	—	1,252	—	1,261
Deferred loan origination fees	—	1,152	—	1,223
Deferred compensation and benefits	839	—	771	—
Net unrealized gains/losses on investments available for sale and derivative instruments	—	4,208	48	—
Net unrealized losses on postretirement plans	515	—	570	—
Purchase accounting	1,188	—	1,662	—
Deposit premium	—	941	—	700
Mortgage servicing rights	—	284	—	49
Prepaid expenses	—	656	—	506
Other	145	—	499	—
	$18,810	$8,493	$18,087	$3,739

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

11. Income Taxes  – (continued)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the net deferred tax asset, which is included in other assets.

On January 1, 2007, the Company adopted the uncertain tax positions provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of ASC 740 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The adoption of ASC 740 did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of ASC 740 had no impact on the balance of retained earnings as of January 1, 2007.

Although not currently under review, income tax returns for the years ended December 31, 2008, 2007, and 2006 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

12. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Company declared $7.6 million, $7.7 million and $7.9 million in dividends to shareholders for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In June 2009, the Company recorded receipt of 1,690 shares used to satisfy the minimum tax withholding obligation in conjunction with a recipient’s restricted shares vesting.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method, as described in Note 1:

	2009	2008	2007
Net income, as reported	$22,773	$15,335	$20,283
Weighted-average common shares outstanding – basic	7,642,492	7,674,827	6,557,102
Dilutive effect of stock-based compensation	11,481	5,585	8,092
Weighted-average common and potential common shares – diluted	7,653,973	7,680,412	6,565,194
Basic earnings per share – common stock	$2.98	$2.00	$3.09
Basic earnings per share – unvested share-based payment awards	2.98	2.00	3.09
Diluted earnings per share – common stock	2.97	2.00	3.09

At December 31, 2009 and 2008, options to purchase 112,089 and 79,600 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

14. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k) plan and the majority of all employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of their eligible compensation. The Company may make additional matching contributions subject to the discretion of the Board of Directors and over the last three years have amounted to 3% of pre-tax compensation. For the years ended December 31, 2009, 2008 and 2007, expenses under the plan amounted to $1.1 million, $1.1 million, and $767,000, respectively.

Pension Plan

The Company, through its acquisition of Union Trust, had a qualified noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust. Effective May 15, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Prior to liquidation in December 2008, the fair value of plan assets totaled $2.3 million and the projected benefit obligation totaled $5.0 million resulting in an unfunded status of $2.7 million, which was recognized as a liability by the Company. A discount rate of 4.0% was used in determining the related pension obligation at December 31, 2008. There were no net actuarial losses included in accumulated other comprehensive loss at that date. Net periodic benefit income for this plan totaled $9,000 for the year ended December 31, 2008. The weighted average assumptions used to determine 2008 net periodic benefit income were (i) a discount rate of 4.5%, and (ii) an expected long-term rate of return on plan assets of 7.0%. During the fourth quarter of 2008, the Company contributed $2.0 million from the recorded liability to the plan, which was in the process of liquidation. On January 12, 2009, the Company paid out the remaining $735,000 liability related to this plan.

Supplemental Executive Retirement Plan and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified supplemental executive retirement plans (“SERP”) for certain officers. These agreements are designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to Internal Revenue Service compensation and

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

benefit limits under the 401(k) Plan and Social Security. With a SERP in place, participants should be able to replace 65 – 75% of their final average compensation. For those eligible for benefits, the agreement provides for a minimum 15-year guaranteed benefit for all vested participants. In addition, the Company provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for (i) the supplemental executive retirement plan and (ii) the other postretirement benefit plan as of December 31, 2009 and 2008.

	SERP		Other Postretirement Benefits
	2009	2008	2009	2008
Benefit obligations:
Beginning of year	$7,534	$4,640	$2,515	$1,176
Acquisition	—	1,465	—	1,074
Service cost	205	334	66	62
Interest cost	418	404	136	137
Actuarial (gain) loss	(86)	942	—	186
Benefits paid	(371)	(251)	(137)	(120)
End of year	7,700	7,534	2,580	2,515
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	371	251	137	120
Benefits paid	(371)	(251)	(137)	(120)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$(7,700)	$(7,534)	$(2,580)	$(2,515)

The amounts in accumulated other comprehensive loss that have not been recognized as components of net period benefit cost are as follows:

	SERP		Other Postretirement Benefits
	2009	2008	2009	2008
Unrecognized net actuarial loss	$1,075	$1,211	$279	$281
Unrecognized prior service cost	118	137	—	—
Net deferred tax benefit	(417)	(472)	(98)	(98)
Total accumulated other comprehensive loss	$776	$876	$181	$183

The accumulated benefit obligation for the SERP was $7.5 million, and $6.1 million at December 31, 2009 and 2008, respectively.

In 2010, approximately $30,000 and $19,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $2,000 in net actuarial loss is expected to be recognized for the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

The components of net period benefit cost and other amounts recognized in other comprehensive income were as follows:

	SERP			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Net Period Benefit Cost Recognized in Net Income:
Service cost	$205	$334	$310	$66	$62	$56
Interest cost	418	404	260	136	137	64
Recognized net actuarial loss	50	35	52	2	—	4
Recognized prior service cost	19	18	18	—	—	—
Net period benefit cost	692	791	640	204	199	124
Changes in Funded Status Recognized in Other Comprehensive Loss:
Net actuarial (gain) loss	(86)	329	66	—	195	—
Reclassifications to net period benefit cost Amortization of net unrecognized actuarial loss	(50)	(35)	(52)	(2)	—	(4)
Amortization of prior service cost	(19)	(18)	(18)	—	—	—
Net deferred tax expense (benefit)	55	(97)	2	—	(68)	1
Recognized in other comprehensive loss	(100)	179	(2)	(2)	127	(3)
Total recognized in net period benefit cost and other comprehensive loss	$592	$970	$638	$202	$326	$121

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	6.25%	5.70%	5.70%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Weighted-average assumptions used to determine net benefit cost for the years ended December 31:
Discount rate	6.00%	6.25%	5.90%	5.70%	6.25%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

In 2010, the expected contribution for the SERP is $501,000 and $214,000 for the other postretirement benefit plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2010	$501	$141
2011	501	149
2012	486	149
2013	483	156
2014	349	165
2015 – 2019	1,861	875

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act on the accumulated projected benefit obligation or net period post-retirement benefit cost are not reflected in the financial statements or accompanying notes because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

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

Stock Option Awards

Stock options granted under the current Plan have been incentive stock options. Options granted vest based on five years of continuous service and have ten year contractual terms.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions.

	2009	2008	2007
Dividend yield	4.01%	3.30%	2.10%
Weighted average risk-free interest rate	1.60%	3.44%	4.77%
Weighted average expected volatility	42.89%	28.28%	26.66%
Weighted average expected life in years	5.20	5.80	5.00
Weighted average fair value of options granted	$6.90	$6.47	$11.30

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $189,000, $89,000 and $146,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Unrecognized compensation cost for nonvested stock options, which reflects an estimated annualized forfeiture rate of 5% per year over the vesting period, totaled $408,000 at December 31, 2009, and is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. No options were exercised during the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $60,000 and $167,000, respectively.

Stock option activity for 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2008	91,600	$36.73
Granted	53,500	24.91
Forfeited	11,800	35.09
Options outstanding at December 31, 2009	133,300	$32.13	7.3	$480
Options exercisable at December 31, 2009	49,400	$35.76	5.5	$79

A summary of the status of the Company’s nonvested stock options as of December 31, 2009 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	53,500	$9.05
Granted	53,500	6.90
Vested	(16,400)	8.83
Forfeited	(6,700)	8.39
Nonvested at December 31, 2009	83,900	$7.77

The fair value of the stock options vested during 2009 was $536,000 measured at the December 31, 2009 closing price of $32.70.

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

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Year Ended December 31,
	2009	2008	2007
Restricted stock awards	$139	$144	$105
Management stock purchase plan grants	21	17	23
Total compensation expense	$160	$161	$128
Related income tax benefit	$56	$56	$45
Fair value of grants vested	$273	$86	$31

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	7,406	$37.99	3,262	$11.29
Granted	2,000	24.46	3,339	6.57
Vested	(6,975)	37.61	(769)	13.61
Forfeited	—	—	(440)	8.56
Nonvested at December 31, 2009	2,431	$39.71	5,392	$8.50

At December 31, 2009, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $49,000 and is expected to be recognized over a weighted average period of 1.0 years.

Defined Contribution Retirement Plan

The Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the plan and annually participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2009, the Company granted 1,310 Deferred Stock Awards under the DCRP. Unrecognized stock compensation expense for the Deferred Stock Awards was $36,000 with a weighted-average remaining amortization period of 7 years at December 31, 2009.

Long-Term Performance Share Plan

The Long-term Performance Share Plan (“LTIP”) is intended to create incentives to allow the Company to attract and retain its executives who will contribute to its future success. It is further the intent of the Company that awards made under this plan will achieve the twin goals of aligning executive incentive compensation with increases in shareholder value and using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors.

At December 31, 2009, there were 50,005 shares of performance-based share units that will vest only if certain revenue and expense goals or service conditions, as defined under the LTIP, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

The weighted-average grant date fair value of the performance units was $26.52, $27.95 and $45.80 for shares granted in 2009, 2008 and 2007, respectively. Compensation expense under the LTIP totaled $717,000 in 2009. No compensation expense was recorded in 2008 or 2007 based on projected performance measurement levels. The recognized tax benefit for stock compensation expense was $251,000 in 2009. Unrecognized stock compensation expense for the performance share awards was $122,000 with a weighted-average remaining amortization period of .4 years at December 31, 2009.

16. Other Non-Interest Expenses

Detail of other expenses included in the Statements of Income is as follows:

	Year Ended December 31,
	2009	2008	2007
Communication costs	$1,556	$1,653	$941
Debit and ATM related costs	1,152	1,088	660
Donations and marketing	1,133	1,452	1,036
Employee related costs	1,105	830	577
Office and branch supplies	710	732	537
Other expenses	2,694	2,263	1,770
Total	$8,350	$8,018	$5,521

Communication costs include telephone and related costs, internet charges, and postage. Employee related cost includes hiring, training, parking, meeting and business travel costs.

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

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	Year Ended December 31,
	2009	2008
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$153,245	$157,542
Commercial and commercial real estate	120,515	130,264
Residential	9,009	16,536
Letters of credit	3,089	1,734
Derivative Financial Instruments:
Interest rate cap	20,000	20,000
Forward interest rate swap	20,000	—
Forward commitments to sell residential mortgage loans	—	3,000

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

The Company has a notional amount of $20.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. On March 18, 2009, the Company purchased a 10-year forward interest rate swap with a notional amount of $10.0 million, with a fixed cost of 5.09% and a maturity date of June 20, 2021. On July 8, 2009, the Company purchased an 18-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.84% and a maturity of June 30, 2029. The fair value of the swap agreements at December 31, 2009 was $1.1 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Through the acquisition of Union Trust, the Company acquired an interest rate cap agreement with a cap rate of 5.50%, notional amount of $20.0 million, and an expiration date of March 15, 2010. The fair value of the cap agreement at December 31, 2009 was zero. The Company considers this instrument to be an economic hedge; thus, changes in fair value are recorded in the Statement of Income.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Commitments and Contingencies  – (continued)

On July 14, 2005, the Company purchased interest rate protection agreements (floors) with notional amounts of $50.0 million, a strike rate of 6.0% and a termination date of July 14, 2010. These floors were acquired to limit the Company’s exposure to falling rates on Prime Rate loans. Under these agreements, the Company paid up front premiums of $410,000, which the Company amortized based on the expense amortization schedule established at the inception of the hedge, with the corresponding adjustment to the income statement. At inception, the hedging relationship was expected to be 100% effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge; however, the Company did not explicitly state within the original documentation the “first-payments received” methodology for describing with sufficient specificity the forecasted transaction. Accordingly, during the third quarter of 2007, the Company discontinued cash flow hedge accounting and recorded the derivative transactions as economic hedges with a reclassification of the derivative’s losses from accumulated other comprehensive income to earnings. Due to changes in market interest rates at the end of the fourth quarter of 2007, the fair value of the floor agreements increased and the Company sold the contracts for $441,000. For the year ended December 31, 2007, the Company recorded income of approximately $39,000 related to the fair value adjustments and the subsequent sale of the floor agreements.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There were no commitments outstanding to sell mortgages at December 31, 2009. Commitments totaled $3.0 million at December 31, 2008. Based upon the minimal change in market interest rates between the commitment date and year end, and the notional amount of the commitment, the Company determined the balance sheet impact resulting from the change in fair value of the commitment was not material.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2009 and 2008, based upon the pipeline of mortgage loans with rate lock commitments and of commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

18. Fair Value Disclosures

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of December 31, 2009.

Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.

Level 1:  Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2:  Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3:  Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis.

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Securities available for sale:
Obligations of states and political subdivisions	$—	$18,060	$—	$18,060
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	—	428,356	—	428,356
Private issue collateralized mortgage obligations	—	28,872	—	28,872
Equity securities	—	4,420	—	4,420
Trading account assets	1,725	—	—	1,725
Derivatives instruments	—	1,136	—	1,136

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2008
Assets:
Securities available for sale:
Obligations of US government sponsored enterprises	$—	$4,603	$—	$4,603
Obligations of states and political subdivisions	—	25,347	—	25,347
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	—	525,336	—	525,336
Private issue collateralized mortgage obligations	—	46,777	—	46,777
Equity securities	—	3,968	—	3,968
Trading account assets	1,304	—	—	1,304
Derivatives instruments(1)	—	—	—	—

(1)	The fair value at December 31, 2008 was less than $1,000.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Impaired loans	$—	$16,135	$—	$16,135
Other real estate owned	—	—	5,479	5,479
Mortgage servicing rights	—	965	—	965

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2008
Assets:
Impaired loans	$—	$11,158	$—	$11,158
Other real estate owned	—	—	4,024	4,024
Mortgage servicing rights	—	174	—	174

The following table reconciles the beginning and ending balances of other real estate owned measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs:

2009
Balance at beginning of year	$4,024
Additions	3,420
Valuation adjustments in the period	(1,006)
Properties sold	(959)
Balance at end of year	$5,479

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value Disclosures  – (continued)

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,772	$29,772	$35,195	$35,195
Securities available for sale	479,708	479,708	606,031	606,031
Securities held to maturity	37,914	39,639	42,040	41,954
Trading account assets	1,725	1,725	1,304	1,304
Derivatives instruments	1,136	1,136	—	—
Federal Home Loan and Federal Reserve Bank stock	21,965	21,965	21,969	21,969
Loans receivable, net of allowance	1,506,512	1,526,148	1,483,217	1,472,454
Mortgage servicing rights	810	965	139	174
Interest receivable	7,236	7,236	8,325	8,325
Financial liabilities:
Deposits	1,495,807	1,502,020	1,489,517	1,486,620
Federal Home Loan Bank advances	209,710	216,373	258,925	261,243
Commercial repurchase agreements	126,466	135,189	126,577	131,197
Other borrowed funds	146,450	146,450	232,893	232,893
Junior subordinated debentures	43,512	51,075	43,410	48,376
Interest payable	2,593	2,593	3,621	3,621

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments.

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

Deposits:  The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, the notes payable and other short-term borrowings approximate fair value. The fair value of long-term borrowings and commercial repurchase agreements is based on the discounted cash flows using current rates for advances of similar remaining maturities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). In addition, the OCC requires a minimum level of $2.5 million of Tier 1 capital to be maintained at Acadia Trust, N.A. Management believes that, as of December 31, 2009, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2009, the Bank was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

19. Regulatory Capital Requirements  – (continued)

risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital	$179,941	12.42%	$115,944	8.00%	$144,930	10.00%
Tier 1 capital	161,798	11.16	57,972	4.00	86,958	6.00
Tier 1 leverage capital ratio	161,798	7.37	87,789	4.00	109,737	5.00
As of December 31, 2008
Total risk-based capital	$166,699	11.53%	$115,707	8.00%	$144,634	10.00%
Tier 1 capital	149,008	10.30	57,854	4.00	86,780	6.00
Tier 1 leverage capital ratio	149,008	6.61	90,236	4.00	112,795	5.00

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital	$198,320	13.49%	$117,613	8.00%	$147,017	10.00%
Tier 1 capital	179,920	12.24	58,807	4.00	88,210	6.00
Tier 1 leverage capital ratio	179,920	8.17	88,132	4.00	110,165	5.00
As of December 31, 2008
Total risk-based capital	$180,515	12.32%	$117,205	8.00%	$146,506	10.00%
Tier 1 capital	162,824	11.11	58,602	4.00	87,904	6.00
Tier 1 leverage capital ratio	162,824	7.19	90,528	4.00	113,160	5.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements

Following are the condensed Statements of Condition, Income and Cash Flows for the Company.

STATEMENTS OF CONDITION

	December 31,
	2009	2008
ASSETS
Cash	$11,090	$4,466
Trading assets	1,725	1,304
Premises and equipment	5,309	5,131
Investment in subsidiaries:
Bank subsidiary	207,995	188,738
Other subsidiary	12,307	11,433
Amounts receivable from subsidiaries	1,016	3,943
Investments in Camden Capital Trust A and Union
Bankshares Capital Trust I	1,331	1,331
Other assets	3,054	1,882
Total assets	$243,827	$218,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$38	$20
Junior subordinated debentures	43,512	43,410
Accrued interest and other liabilities	9,716	8,398
Shareholders’ equity	190,561	166,400
Total liabilities and shareholders’ equity	$243,827	$218,228

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
Operating Income
Dividend income from subsidiaries	$12,000	$12,850	$36,000
Fees from subsidiaries	15,218	14,603	11,368
Other (loss) income	256	(362)	60
Total operating income	27,474	27,091	47,428
Operating Expenses
Interest on borrowings	2,845	2,954	2,388
Salaries and employee benefits	9,598	8,282	7,110
Net occupancy	483	482	441
Furniture, equipment and data processing	2,278	2,275	1,687
Other operating expenses	3,286	3,390	2,156
Acquisition related expenses	—	—	201
Total operating expenses	18,490	17,383	13,983
Income before equity in undistributed earnings (loss) of subsidiaries and income taxes	8,984	9,708	33,445
Equity in undistributed earnings (loss) of subsidiaries	12,792	4,590	(14,005)
Income before income taxes	21,776	14,298	19,440
Income tax benefit	997	1,037	843
Net Income	$22,773	$15,335	$20,283

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$22,773	$15,335	$20,283
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(12,792)	(4,590)	14,005
Depreciation and amortization	944	969	825
Stock-based compensation expense	1,072	250	275
Decrease (increase) in amount receivable from subsidiaries	2,945	(3,987)	(155)
Increase in other assets	(1,068)	(1,163)	(920)
Increase in accrued expenses	1,318	1,340	502
Net cash provided by operating activities	15,192	8,154	34,815
Investing Activities
Purchase of premises and equipment	(865)	(636)	(887)
Purchase of Union Bankshares Company	—	(18,548)	—
Net cash used by investing activities	(865)	(19,184)	(887)
Financing Activities
Exercise of stock options	6	194	248
(Decrease) increase in note payable	—	(10,000)	10,000
Common stock repurchase	(55)	(3,517)	(4,476)
Cash dividends paid on common stock	(7,654)	(7,317)	(6,317)
Net cash used by financing activities	(7,703)	(20,640)	(545)
Net increase (decrease) in cash	6,624	(31,670)	33,383
Cash at beginning of year	4,466	36,136	2,753
Cash at end of year	$11,090	$4,466	$36,136

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for 2009 and 2008:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$29,542	$28,694	$27,980	$27,115	$32,916	$32,077	$31,483	$30,644
Interest expense	11,041	10,350	9,755	9,174	15,746	14,232	13,969	12,951
Net interest income	18,501	18,344	18,225	17,941	17,170	17,845	17,514	17,693
Provision for credit losses	1,730	2,783	2,000	1,700	500	450	1,170	2,277
Non-interest income	4,554	5,043	5,149	4,701	4,396	4,705	3,697	3,861
Other-than-temporary impairment of Freddie Mac securities	—	—	—	—	—	—	(13,950)	(1,000)
Non-interest expense	12,291	13,416	12,152	13,170	12,261	11,913	11,659	10,983
Income (loss) before income taxes	9,034	7,188	9,222	7,772	8,805	10,187	(5,568)	7,294
Income tax expense (benefit)	2,820	2,184	2,894	2,545	2,611	3,080	2,452	(2,760)
Net income (loss)	$6,214	$5,004	$6,328	$5,227	$6,194	$7,107	$(8,020)	$10,054
Per common share:
Basic	$0.81	$0.66	$0.83	$0.68	$0.81	$0.92	$(1.05)	$1.32
Diluted	$0.81	$0.65	$0.83	$0.68	$0.80	$0.92	$(1.05)	$1.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in COSO.

/s/ Berry, Dunn, McNeil & Parker

Berry, Dunn, McNeil & Parker
Bangor, Maine
March 12, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the past two fiscal years, the Company has not made changes in, and has not had disagreements with, its independent accountant on accounting and financial disclosures.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2009. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column a) (c)
Equity compensation plans approved by shareholders	192,980	$22.62	578,842
Equity compensation plans not approved by shareholders	—	—	—
Total	192,980	$22.62	578,842

Refer to Notes 1 and 15 within the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

Other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.

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

3. Exhibits:

Exhibit No.	Definition
(3.i.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Commission on August 10, 2001).
(3.i.2)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 9, 2003).
(3.i.3)	Articles of Amendment to the Articles of Incorporation of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the Commission on May 4, 2007).
(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on March 10, 2008).
(10.1)	The Bank’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.3)	The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
(10.4)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2005).
(10.5)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).
(10.6)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.7)	The Company’s Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 15, 2005).
(10.8)	The Company’s Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).

Exhibit No.	Definition
(10.9)	The Company’s Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
(10.10)	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
(10.11)	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.12)	Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.13)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2006).
(10.14)*	The Company’s 2010 Executive Incentive Compensation Program.
(10.15)	Form of Change in Control Agreement for chief executive officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.16)	Form of Change in Control Agreement for named executive officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.17)	Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.18)	Restricted Stock Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.19)	The Company’s Financial Planning Fringe Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2005).
(11.1)	Statement re computation of per share earnings is provided in Note 13 to the Notes to Consolidated Financial Statements in this report.
(14)	The Company’s Code of Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 10, 2006).
(18.1)*	Letter re change in accounting principles. Berry Dunn McNeil & Parker’s preferability letter concurring with the change in the goodwill impairment evaluation date for Acadia Trust, N.A., a reporting unit of the Company.
(21)*	Subsidiaries of the Company.
(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.
(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed/furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
Date: March 12, 2010	/s/ Gregory A. Dufour Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities, and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour Gregory A. Dufour	President, Director and Chief Executive Officer	March 12, 2010
/s/ Deborah A. Jordan Deborah A. Jordan	Chief Financial Officer and Principal Financial and Accounting Officer	March 12, 2010
/s/ Rendle A. Jones Rendle A. Jones	Chairman and Director	March 9, 2010
/s/ Ann W. Bresnahan Ann W. Bresnahan	Director	March 12, 2010
/s/ Robert J. Campbell Robert J. Campbell	Director	March 11, 2010
/s/ David C. Flanagan David C. Flanagan	Director	March 8, 2010
/s/ Ward I. Graffam Ward I. Graffam	Director	March 9, 2010
/s/ John W. Holmes John W. Holmes	Director	March 11, 2010
/s/ James H. Page James H. Page	Director	March 11, 2010
/s/ Robin A. Sawyer Robin A. Sawyer	Director	March 10, 2010
/s/ Karen W. Stanley Karen W. Stanley	Director	March 8, 2010