Form 10-Q
period 2010-03-31
CAMDEN NATIONAL CORP
filed 2010-05-07
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
( Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at May 7, 2010:  Common stock (no par value) 7,656,653 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition March 31, 2010 and December 31, 2009	4

	Consolidated Statements of Income Three Months Ended March 31, 2010 and 2009	5

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2010 and 2009	6

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2010 and 2009	7

	Notes to Consolidated Financial Statements Three Months Ended March 31, 2010 and 2009	8-18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	32-33

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	[RESERVED]	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	36

SIGNATURES		37

EXHIBIT INDEX		38

EXHIBITS		39-42

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Bangor, Maine
May 7, 2010

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2010	2009
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$29,899	$29,772
Securities
Securities available for sale, at fair value	460,702	479,708
Securities held to maturity, at amortized cost (fair value $39,462 and $39,639 at March 31, 2010 and December 31, 2009, respectively)	37,900	37,914
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,965	21,965
Total securities	520,567	539,587
Trading account assets	1,794	1,725
Loans	1,530,067	1,526,758
Less allowance for loan losses	(21,379)	(20,246)
Net loans	1,508,688	1,506,512
Goodwill and other intangible assets	46,254	46,398
Bank-owned life insurance	42,049	41,677
Premises and equipment, net	26,563	26,054
Deferred tax asset	10,268	10,317
Prepaid FDIC assessment	7,635	8,197
Interest receivable	7,500	7,236
Other real estate owned	5,201	5,479
Other assets	12,138	12,429
Total assets	$2,218,556	$2,235,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$184,449	$193,549
Interest checking, savings and money market	691,186	675,681
Retail certificates of deposit	538,832	545,789
Brokered deposits	86,563	80,788
Total deposits	1,501,030	1,495,807
Federal Home Loan Bank advances	179,607	209,710
Other borrowed funds	275,978	274,125
Junior subordinated debentures	43,538	43,512
Accrued interest and other liabilities	23,246	21,668
Total liabilities	2,023,399	2,044,822

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,654,303 and 7,644,837 shares on March 31, 2010 and December 31, 2009, respectively	50,180	50,062
Retained earnings	136,987	133,634
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	8,403	7,083
Net unrealized gains on derivative instruments, at fair value, net of tax	536	739
Net unrecognized losses on postretirement plans, net of tax	(949)	(957)
Total accumulated other comprehensive income	7,990	6,865
Total shareholders’ equity	195,157	190,561
Total liabilities and shareholders’ equity	$2,218,556	$2,235,383

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and per Share Data)	2010	2009
Interest Income
Interest and fees on loans	$20,447	$21,621
Interest on U.S. government and sponsored enterprise obligations	5,163	7,235
Interest on state and political subdivision obligations	539	645
Interest on federal funds sold and other investments	25	49
Total interest income	26,174	29,550
Interest Expense
Interest on deposits	4,121	6,402
Interest on borrowings	3,294	3,934
Interest on junior subordinated debentures	694	713
Total interest expense	8,109	11,049
Net interest income	18,065	18,501
Provision for credit losses	1,996	1,730
Net interest income after provision for credit losses	16,069	16,771
Non-Interest Income
Income from fiduciary services	1,567	1,354
Service charges on deposit accounts	1,280	1,233
Other service charges and fees	690	613
Bank-owned life insurance	371	395
Brokerage and insurance commissions	294	358
Mortgage banking income	89	455
Other-than-temporary impairment of securities	(48)	—
Other income	329	146
Total non-interest income	4,572	4,554
Non-Interest Expenses
Salaries and employee benefits	6,225	5,678
Furniture, equipment and data processing	1,068	963
Regulatory assessments	715	872
Net occupancy	1,034	1,118
Consulting and professional fees	808	572
Other real estate owned and collection costs	974	880
Amortization of intangible assets	144	144
Other expenses	1,954	2,064
Total non-interest expenses	12,922	12,291
Income before income taxes	7,719	9,034
Income Taxes	2,406	2,820
Net Income	$5,313	$6,214

Per Share Data
Basic earnings per share	$0.69	$0.81
Diluted earnings per share	$0.69	$0.81
Weighted average number of common shares outstanding	7,652,089	7,639,169
Diluted weighted average number of common shares outstanding	7,659,640	7,642,705

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2008	$48,984	$118,564	$(89)	$—	$(1,059)	$166,400

Net income	—	6,214	—	—	—	6,214
Change in unrealized losses on securities available for sale, net of taxes of ($713)	—	—	1,325	—	—	1,325
Change in unrealized losses on derivative instruments at fair value, net of taxes of $89	—	—	—	(165)	—	(165)
Change in net unrecognized losses on post-retirement plans, net of taxes of ($8)	—	—	—	—	16	16
Total comprehensive income	—	6,214	1,325	(165)	16	7,390
Stock-based compensation expense	122	—	—	—	—	122
Cash dividends declared ($0.25/share)	—	(1,916)	—	—	—	(1,916)
Balance at March 31, 2009	$49,106	$122,862	$1,236	$(165)	$(1,043)	$171,996

Balance at December 31, 2009	$50,062	$133,634	$7,083	$739	$(957)	$190,561

Net income	—	5,313	—	—	—	5,313
Change in unrealized gains on securities available for sale, net of taxes of ($711)	—	—	1,320	—	—	1,320
Change in unrealized gains on derivative instruments at fair value, net of taxes of $109	—	—	—	(203)	—	(203)
Change in net unrecognized losses on postretirement plans, net of taxes of ($4)	—	—	—	—	8	8
Total comprehensive income	—	5,313	1,320	(203)	8	6,438
Stock-based compensation expense	118	—	—	—	—	118
Common stock repurchased (1,385 shares)	—	(44)	—	—	—	(44)
Cash dividends declared ($0.25/share)	—	(1,916)	—	—	—	(1,916)
Balance at March 31, 2010	$50,180	$136,987	$8,403	$536	$(949)	$195,157

  See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In Thousands)	2010	2009
Operating Activities
Net income	$5,313	$6,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,996	1,730
Depreciation and amortization	707	667
Stock-based compensation expense	118	122
Increase in interest receivable	(264)	(60)
Amortization of intangible assets	144	144
Net increase in trading assets	(69)	—
Other-than-temporary impairment of securities	48	—
Increase in other real estate owned valuation allowance	370	666
Originations of mortgage loans held for sale	—	(29,119)
Proceeds from the sale of mortgage loans	—	20,155
Gain on sale of mortgage loans	—	(112)
Liquidation of defined benefit pension plan	—	(735)
Decrease in prepaid FDIC assessment	562	—
Decrease in other assets	654	1,649
Increase in other liabilities	1,652	388
Net cash provided by operating activities	11,231	1,709
Investing Activities
Proceeds from maturities of securities held to maturity	—	500
Proceeds from sales and maturities of securities available for sale	40,784	47,830
Purchase of securities available for sale	(19,887)	(30,469)
Net (increase) decrease in loans	(3,961)	30,074
Proceeds from the sale of other real estate owned	212	175
Purchase of premises and equipment	(3,148)	(194)
Net cash provided by investing activities	14,000	47,916
Financing Activities
Net increase (decrease) in deposits	5,219	(8,336)
Proceeds from Federal Home Loan Bank long-term advances	11,200	—
Repayments on Federal Home Loan Bank long-term advances	(41,302)	(42,445)
Net change in short-term Federal Home Loan Bank borrowings	4,385	(31,185)
Net (decrease) increase in other borrowed funds	(2,646)	27,823
Common stock repurchase	(44)	—
Cash dividends paid on common stock	(1,916)	(1,912)
Net cash used by financing activities	(25,104)	(56,055)
Net increase (decrease) in cash and cash equivalents	127	(6,430)
Cash and cash equivalents at beginning of year	29,772	35,195
Cash and cash equivalents at end of period	$29,899	$28,765
Supplemental information
Interest paid	$8,260	$11,341
Income taxes paid	1,000	—
Transfer from loans to other real estate owned	304	—

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2010 and December 31, 2009, the consolidated statements of income for the three months ended March 31, 2010 and 2009, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2009 Annual Report on Form 10-K.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share under the two-class method, as unvested share-based payment awards include the nonforfeitable right to receive dividends and therefore are considered participating securities:

	Three Months Ended March 31,
	2010	2009
Net income, as reported	$5,313	$6,214
Weighted-average common shares outstanding – basic	7,652,089	7,639,169
Dilutive effect of stock-based compensation	7,551	3,536
Weighted-average common and potential common shares – diluted	7,659,640	7,642,705
Basic earnings per share – common stock	$0.69	$0.81
Basic earnings per share – unvested share-based payment awards	0.69	0.81
Diluted earnings per share – common stock	0.69	0.81
Diluted earnings per share – unvested share-based payment awards	0.69	0.81

At March 31, 2010 and 2009, options to purchase 98,877 and 134,800 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
Available for sale
Obligations of U.S. Government sponsored enterprises	$10,000	$—	$(40)	$9,960
Obligations of states and political subdivisions	16,875	411	—	17,286
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	383,209	17,757	—	400,966
Private issue collateralized mortgage obligations	32,748	10	(4,689)	28,069
Total debt securities	442,832	18,178	(4,729)	456,281
Equity securities	5,000	—	(579)	4,421
Total securities available for sale	$447,832	$18,178	$(5,308)	$460,702
Held to maturity
Obligations of states and political subdivisions	$37,900	$1,562	$—	$39,462
Total securities held to maturity	$37,900	$1,562	$—	$39,462

December 31, 2009
Available for sale
Obligations of states and political subdivisions	$17,587	$473	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	412,113	16,608	(365)	428,356
Private issue collateralized mortgage obligations	34,121	12	(5,261)	28,872
Total debt securities	463,821	17,093	(5,626)	475,288
Equity securities	5,000	—	(580)	4,420
Total securities available for sale	$468,821	$17,093	$(6,206)	$479,708
Held to maturity
Obligations of states and political subdivisions	$37,914	$1,725	$—	$39,639
Total securities held to maturity	$37,914	$1,725	$—	$39,639

Unrealized gains on securities available for sale arising during the first quarter of 2010 and included in other comprehensive income amounted to $1.3 million, net of deferred taxes of $711,000.

At March 31, 2010, securities with an amortized cost of $346.2 million and an estimated fair value of $363.5 million were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,934	$2,961
Due after one year through five years	37,057	38,094
Due after five years through ten years	59,186	61,384
Due after ten years	343,655	353,842
	$442,832	$456,281
Held to maturity
Due in one year or less	$297	$301
Due after one year through five years	3,669	3,809
Due after five years through ten years	32,043	33,387
Due after ten years	1,891	1,965
	$37,900	$39,462

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

The following table shows the unrealized gross losses and estimated fair values of investment securities at March 31, 2010 and December 31 2009, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Obligations of U.S. Government sponsored enterprises	$9,960	$(40)	$—	$—	$9,960	$(40)
Private issue collateralized mortgage obligations	—	—	27,256	(4,689)	27,256	(4,689)
Equity securities	—	—	4,421	(579)	4,421	(579)
Total	$9,960	$(40)	$31,677	$(5,268)	$41,637	$(5,308)

December 31, 2009
Mortgage-backed securities	$25,003	$(364)	$57	$(1)	$25,060	$(365)
Private issue collateralized mortgage obligations	—	—	27,910	(5,261)	27,910	(5,261)
Equity securities	—	—	4,420	(580)	4,420	(580)
Total	$25,003	$(364)	$32,387	$(5,842)	$57,390	$(6,206)

At March 31, 2010, $41.6 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $9.0 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 22 securities with a fair value of $31.7 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at March 31, 2010, reflect no current credit loss in the base case, but did reflect potential future losses. Based on this analysis the Company recorded a $48,000 OTTI write-down on two private issue CMOs during the first quarter of 2010.

At March 31, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which failed at auction during 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

 NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, including residential loans held for sale, at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009
Residential real estate loans	$625,994	$627,979
Commercial real estate loans	437,294	434,783
Commercial loans	192,087	191,214
Consumer loans	275,025	273,106
Deferred loan fees net of costs	(333)	(324)
Total loans	$1,530,067	$1,526,758

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. For the year ended December 31, 2009, the Company sold $72.5 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $86,000. The Company did not sell mortgage loans during the first quarter of 2010. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Non-accrual loans at March 31, 2010 were $18.0 million, or 1.18% of total loans, compared to $17.9 million, or 1.18% of total loans, at December 31, 2009. Non-accrual loans at March 31, 2010 were comprised of $6.2 million in commercial real estate loans, $6.2 million in residential real estate loans, $4.3 million in commercial loans, and $1.2 million in consumer loans. Non-accrual loans at December 31, 2009 consisted of $6.5 million in commercial real estate loans, $6.2 million in residential real estate loans, $4.1 million in commercial loans, and $1.2 million in consumer loans.

The allowance for loan losses (“ALL”) is management’s best estimate of inherent risk of loss in the loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by Federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

 The following is a summary of activity in the allowance for loan losses:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$20,246	$17,691
Loans charged off	(1,253)	(1,827)
Recoveries on loans previously charged off	386	97
Net charge-offs	(867)	(1,730)
Provision for loan losses	2,000	1,730
Balance at end of period	$21,379	$17,691

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

In 2008, the Company acquired $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). The changes in goodwill, core deposit intangible and trust relationship intangible for the three months ended March 31, 2010 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2009	$34,720	$7,060	$41,780
2010 activity	—	—	—
Balance at March 31, 2010	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$14,444	$(10,428)	$4,016
2010 amortization	—	(126)	(126)
Balance at March 31, 2010	$14,444	$(10,554)	$3,890

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$753	$(151)	$602
2010 amortization	—	(18)	(18)
Balance at March 31, 2010	$753	$(169)	$584

During the fourth quarter of 2009, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at March 31, 2010:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2010	$57	$376
2011	75	502
2012	75	502
2013	75	502
2014	75	502
Thereafter	227	1,506
Total unamortized intangible	$584	$3,890

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

Activity in other real estate owned was as follows:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of year	$5,479	$4,024
Additions	304	—
Increase in OREO valuation allowance	(370)	(666)
Properties sold	(212)	(175)
Balance at end of period	$5,201	$3,183

NOTE 7 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Net period benefit cost
Service cost	$45	$51
Interest cost	107	104
Recognized net actuarial loss	8	19
Recognized prior service cost	5	5
Net period benefit cost	$165	$179

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Net period benefit cost
Service cost	$17	$16
Interest cost	36	34
Recognized net actuarial loss	0	1
Net period benefit cost	$53	$51

NOTE 8 – STOCK-BASED COMPENSATION PLANS

On March 11, 2010 the Company granted 7,500 restricted stock awards to certain executive officers of the Company and/or Bank, from the 2003 Stock Option and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $32.49, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three year period.

On March 15, 2010 the Company awarded options to purchase 30,750 shares of common stock from the Stock Option and Incentive Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the shares as determined on March 15, 2010 were 50%, 5 years, 3.08%, and 2.36%, respectively. The options have been determined to have a fair value of $11.74 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.

Under the Management Stock Purchase Plan, 1,677 shares were granted in lieu of management employees’ annual incentive bonus during the first three months of 2010.  During the first quarter of 2010, the Company granted 1,565 Deferred Stock Awards under the Defined Contribution Retirement Plan.

NOTE 9 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of March 31, 2010.

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

When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at estimated fair value.

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis.

	Level 1	Level 2	Level 3	Fair Value Measurements at March 31, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$9,960	$—	$9,960
Obligations of states and political subdivisions	—	17,286	—	17,286
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	—	400,966	—	400,966
Private issue collateralized mortgage obligations	—	28,069	—	28,069
Equity securities	—	4,421	—	4,421
Trading account assets	1,794	—	—	1,794
Derivatives instruments	—	825	—	825

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Securities available for sale:
Obligations of states and political subdivisions	$—	$18,060	$—	$18,060
Mortgage-backed securities issued or guaranteed by US government sponsored enterprises	—	428,356	—	428,356
Private issue collateralized mortgage obligations	—	28,872	—	28,872
Equity securities	—	4,420	—	4,420
Trading account assets	1,725	—	—	1,725
Derivatives instruments	—	1,136	—	1,136

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Fair Value Measurements at March 31, 2010
Assets:
Impaired loans	$—	$1,385	$—	$1,385
Other real estate owned	—	—	5,201	5,201
Mortgage servicing rights	—	945	—	945

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Impaired loans	$—	$16,135	$—	$16,135
Other real estate owned	—	—	5,479	5,479
Mortgage servicing rights	—	965	—	965

The following table reconciles the beginning and ending balances of other real estate owned measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of year	$5,479	$4,024
Additions	304	—
Increase in OREO valuation allowance	(370)	(666)
Properties sold	(212)	(175)
Balance at end of period	$5,201	$3,183

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

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,899	$29,899	$29,772	$29,772
Securities available for sale	460,702	460,702	479,708	479,708
Securities held to maturity	37,900	39,462	37,914	39,639
Trading account assets	1,794	1,794	1,725	1,725
Derivatives instruments	825	825	1,136	1,136
Federal Home Loan and Federal Reserve Bank stock	21,965	21,965	21,965	21,965
Loans receivable, net of allowance	1,508,688	1,530,518	1,506,512	1,526,148
Mortgage servicing rights	756	945	810	965
Interest receivable	7,500	7,500	7,236	7,236
Financial liabilities:
Deposits	1,501,030	1,506,858	1,495,807	1,502,020
Federal Home Loan Bank advances	179,607	185,852	209,710	216,373
Commercial repurchase agreements	116,438	125,005	126,466	135,189
Other borrowed funds	159,540	159,540	147,659	147,659
Junior subordinated debentures	43,538	50,776	43,512	51,075
Interest payable	2,442	2,442	2,593	2,593

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	March 31,	December 31,
	2010	2009
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$156,808	$153,245
Commercial and commercial real estate	116,256	120,515
Residential	16,539	9,009
Letters of credit	3,248	3,089
Derivative Financial Instruments:
Interest rate cap	—	20,000
Forward interest rate swap	20,000	20,000

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

The Company has a notional amount of $20.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. On March 18, 2009, the Company purchased a 10-year forward interest rate swap with a notional amount of $10.0 million, with a fixed cost of 5.09% and a maturity date of June 20, 2021. On July 8, 2009, the Company purchased an 18-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.84% and a maturity of June 30, 2029. The fair value of the swap agreements at March 31, 2010 was $825,000 and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Through the acquisition of Union Trust, the Company acquired an interest rate cap agreement with a cap rate of 5.50% and notional amount of $20.0 million, which expired on March 15, 2010.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There were no commitments outstanding to sell mortgages at March 31, 2010 and December 31, 2009.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At March 31, 2010 and December 31, 2009, based upon the pipeline of mortgage loans with rate lock commitments and of commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance (incorporated in the FASB ASC via ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, in December 2009) which provides amended guidance for consolidation of a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance uses an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the statement of condition date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

 NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2010 for potential recognition or disclosure as required by GAAP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. We may make written or oral forward-looking statements in other documents we file with the Securities Exchange Commission, in our annual reports to shareholders, in press releases and other written materials and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Camden National Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include, but are not limited to, the following:

•
general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance of our investment portfolio, quality of credits or the overall demand for services;

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2009.  Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Allowance for Credit Losses.   The allowance for credit losses consists of two components: 1) the allowance for loan losses (“ALL”) which is present as a contra to total gross loans in the asset section of the statement of condition, and 2) the reserve for unfunded commitments included in other liabilities on the statement of condition. In preparing the Consolidated Financial Statements, the ALL requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of March 31, 2010 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its fair value on the date of acquisition. At the acquisition date, if the fair value of the property less the costs to sell such property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, we use a current appraisal or broker’s opinion to substantiate fair value for the property.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2010:

Net income of $5.3 million for the three-month period ended March 31, 2010 decreased $901,000, compared to the three-month period ended March 31, 2009.  Net income per diluted share decreased to $0.69, compared to $0.81 per diluted share earned during the first three months of 2009. The following were major factors contributing to the results of the first three months of 2010 compared to the same period of 2009:

•	Net interest income on a fully-taxable equivalent basis for the first three months of 2010 decreased 2.7% to $18.4 million due to average earning assets declining $90.3 million.
•	The provision for loan losses of $2.0 million increased $266,000 in the first three months of 2010 compared to the same period of 2009 primarily due to the level of non-performing assets.
•
For the three months ended March 31, 2010, net charge-offs totaled $867,000, or an annualized rate of 0.23% of average loans, compared to $1.7 million, or 0.46%, for the same period of 2009. Non-performing assets as a percentage of total assets amounted to 1.09% and 0.89% at March 31, 2010 and 2009, respectively.

•	Non-interest income for the first three months of 2010 was $4.6 million, a 0.4% increase over the first three months of 2009.
•
Non-interest expense for the first three months of 2010 was $12.9 million, an increase of $631,000, or 5.1%, over the first three months of the prior year due to an increase in salaries and employee benefits and an increase in consulting and professional fees.

Financial condition at March 31, 2010 compared to December 31, 2009:

•
Total loans at March 31, 2010 were $1.5 billion, an increase of $3.3 million compared to December 31, 2009. The increase in loan balances was primarily in the commercial real estate and consumer portfolios.

•	Investment securities declined $19.0 million at March 31, 2010 compared to December 31, 2009 due to security prepayments.
•
Deposits at March 31, 2010 were $1.5 billion, an increase of $5.2 million compared to December 31, 2009.  The increase in deposit balances was primarily in the core deposits categories of interest checking, savings and money markets.

•
Total liabilities at March 31, 2010 of $2.0 billion decreased $21.4 million compared to December 31, 2009, or 1.0%, as borrowings decreased $28.2 million, primarily in Federal Home Loan Bank of Boston (“FHLBB”) borrowings, which offsets the decline in investment securities.

•	Shareholders’ equity increased 2.4% due to current year earnings and other comprehensive income, in part offset by dividends declared.

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

Net interest income was $18.4 million on a fully-taxable equivalent basis for the three months ended March 31, 2010, compared to $18.9 million for the first three months of 2009, a decrease of $518,000 or 2.7%. The decrease in net interest income is primarily due to a decrease of $130.8 million in average investment securities for the three months ended March 31, 2010 compared to the same period in 2009, partially offset by an improvement of 7 basis points in the net interest margin, to 3.58%.  Total average interest-earning assets decreased $90.3 million for the three months ended March 31, 2010 compared to the same period in 2009, due to the decrease in investments, partially offset by increases in average loans of $40.0 million.  The yield on earning assets for the first three months of 2010 decreased 42 basis points compared to the same period in 2009, reflecting the impact of the low investment rate environment on both investment and loan yields as these earning assets were booked or repriced.  Average interest-bearing liabilities decreased $124.2 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to declines in wholesale funding, in part offset by an increase in retail deposits driven by increases in interest checking, savings and money market accounts and demand deposits. Total cost of funds decreased 49 basis points due to the decline in short-term interest rates.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$466,901	$5,184	4.44%	$586,207	$7,279	4.96%
Securities – nontaxable (1)	55,703	829	5.95%	67,156	993	5.91%
Trading account assets	1,723	4	1.01%	1,255	5	1.55%
Loans (1) (2) :
Residential real estate	626,941	8,457	5.40%	616,602	9,269	6.01%
Commercial real estate	436,821	6,193	5.67%	398,901	6,266	6.28%
Commercial	178,164	2,431	5.46%	187,438	2,592	5.53%
Municipal	13,911	197	5.74%	21,587	271	5.09%
Consumer	273,612	3,238	4.80%	264,887	3,316	5.08%
Total loans	1,529,449	20,516	5.38%	1,489,415	21,714	5.85%
Total interest-earning assets	2,053,776	26,533	5.18%	2,144,033	29,991	5.60%
Cash and due from banks	29,032			27,765
Other assets	164,663			153,243
Less: allowance for loan losses	(21,005)			(17,963)
Total assets	$2,226,466			$2,307,078
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$229,037	238	0.42%	$196,319	253	0.52%
Savings accounts	150,859	123	0.33%	133,173	118	0.36%
Money market accounts	289,131	578	0.81%	281,043	869	1.25%
Certificates of deposit	544,244	2,795	2.08%	590,448	4,624	3.18%
Total retail deposits	1,213,271	3,734	1.25%	1,200,983	5,864	1.98%
Broker deposits	85,605	387	1.82%	83,247	537	2.58%
Junior subordinated debentures	43,530	694	6.47%	43,423	713	6.66%
Borrowings	478,787	3,294	2.79%	617,749	3,935	2.58%
Total wholesale funding	607,922	4,375	2.92%	744,419	5,185	2.82%
Total interest-bearing liabilities	1,821,193	8,109	1.81%	1,945,402	11,049	2.30%
Demand deposits	189,077			173,601
Other liabilities	22,811			20,193
Shareholders’ equity	193,385			167,882
Total liabilities and shareholders’ equity	$2,226,466			$2,307,078
Net interest income (fully-taxable equivalent)		18,424			18,942
Less: fully-taxable equivalent adjustment		(359)			(441)
		$18,065			$18,501
Net interest rate spread (fully-taxable equivalent)			3.37%			3.30%
Net interest margin (fully-taxable equivalent)			3.58%			3.51%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses
The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $21.4 million, or 1.40% of total loans, at March 31, 2010, compared to $20.2 million, or 1.33% of total loans, at December 31, 2009. For the three months ended March 31, 2010, our provision for credit losses charged to earnings amounted to $2.0 million, compared to $1.7 million for the same period in 2009. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, levels of nonperforming assets, loan losses, and our evaluation of credit quality and general economic conditions.  For the first three months of 2010, the annualized ratio of net loan charge-offs to average loans was 0.23% compared to 0.46% for the same period in 2009.  See additional ALL discussion under the caption “Asset Quality.”

Non-Interest Income

	Three Months Ended March 31,
	2010	2009
Income from fiduciary services	$1,567	$1,354
Service charges on deposit accounts	1,280	1,233
Other service charges and fees	690	613
Bank-owned life insurance	371	395
Brokerage and insurance commissions	294	358
Mortgage banking income	89	455
Net securities losses	(48)	—
Other income	329	146
Total non-interest income	$4,572	$4,554

Non-interest income for the three month periods ended March 31, 2010 and March 31, 2009, respectively, totaled $4.6 million.  The significant changes include:

•	Increase in income from fiduciary services of $213,000, or 15.7%, resulting from market value increases in assets under administration,

•	Increase in other service charges and fees of $77,000, or 12.6%, resulting from increased debit card income associated with transaction volume,

•	Decrease in mortgage banking income of $366,000, or 80.4%, primarily due to mortgage servicing rights related to $20.2 million in residential loan sales during the first quarter of 2009, and,

•
Increase in other income of $183,000, or 125.3%, resulting primarily from a $128,000 increase in the market value of management and director deferred compensation and $29,000 in gains on the sale of OREO properties.

Non-Interest Expenses

	Three Months Ended March 31,
	2010	2009
Salaries and employee benefits	$6,225	$5,678
Furniture, equipment and data processing	1,068	963
Regulatory assessments	715	872
Net occupancy	1,034	1,118
Consulting and professional fees	808	572
OREO and collection costs	974	880
Other expenses	2,098	2,208
Total non-interest expenses	$12,922	$12,291

Non-interest expense increased $631,000, or 5.1%, for the three months ended March 31, 2010 compared to the same period in 2009. The significant changes include:

•
Increase in salaries and employee benefits of $547,000, or 9.6%, primarily due to a $199,000 increase in health care cost, a $129,000 increase related to increased staffing and salaries, and a reduction in deferred salary costs of $162,000 related to high mortgage production volume in 2009,

•	Decrease in regulatory assessments of $157,000, or 18.0%, due to an adjustment in the Federal Deposit Insurance Corporation insurance assessment accrual during the first quarter of 2009,

•	Increase in consulting and professional fees of $236,000, or 41.3%, were primarily related to increased legal costs related to securities registration and other matters, and

•
Increase in costs associated with foreclosure and collection costs and expenses on other real estate owned of $94,000, or 10.7%, which includes an OREO write-down of $370,000 due to declining real estate values.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 56.08% for the period ended March 31, 2010, compared to 52.31% for March 31, 2009.

FINANCIAL CONDITION
Overview

Total assets at March 31, 2010 were $2.2 billion, a decrease of $16.8 million, or 0.8%, from December 31, 2009. The change in assets consisted primarily of a $19.0 million decrease in investments, partially offset by a $2.2 million increase in net loans. Total liabilities decreased $21.4 million as borrowings decreased $28.2 million partially offset by an increase in total deposits (including brokered deposits) of $5.2 million. Total shareholders’ equity increased $4.6 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first three months of 2010, average assets of $2.2 billion decreased $80.6 million, compared to the same period in 2009.  This decrease was primarily the result of a decline in average investments of $130.8 million, partially offset by a $40.0 million increase in the loan portfolio and an $8.0 million increase in prepaid FDIC assessment. Average liabilities decreased $106.1 million for the three months ended March 31, 2010 compared to the same period of 2009, primarily due to a decrease in average borrowings of $138.9 million, partially offset by a $30.1 million increase in average deposits (including brokered deposits).

Assets

Investment Securities. Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and FRB stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. As a result of balance sheet deleveraging, total investment security balances at March 31, 2010 of $520.6 million decreased $19.0 million, or 3.5%, from December 31, 2009. We have investment securities in both the available-for-sale and held-to-maturity categories.

Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At March 31, 2010, we had $8.4 million of unrealized gains on securities available for sale, net of deferred taxes, compared to $7.1 million of unrealized gains, net of deferred taxes, at December 31, 2009. The change is primarily attributed to an increase in market interest rates.

At March 31, 2010, $9.0 million of our private issue collateralized mortgage obligations (“CMOs”) have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market.  Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses.  The results of the stress tests at March 31, 2010, reflect no current credit loss in the base case, but did reflect potential future losses.  Based on this analysis the Company recorded a $48,000 OTTI write-down on two private issue CMOs during the first quarter of 2010.

At March 31, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Federal Home Loan Bank Stock. We are required to maintain a level of investment in FHLBB stock based on the level of our FHLB advances. As of March 31, 2010, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLB advised its members that it is focusing on preserving capital in response to ongoing market volatility.  Accordingly, payments of quarterly dividends were suspended and payment of quarterly dividends in 2010 is unlikely. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. We will continue to monitor our investment in FHLB stock.

Loans. At March 31, 2010, loans of $1.5 billion (including loans held for sale) increased $3.3 million from December 31, 2009 primarily due to an increase in commercial real estate, commercial, and consumer loans of $2.5 million, $873,000 and $1.9 million, respectively. These increases were partially offset by a decline in the residential real estate portfolio of $2.0 million as a result of normal pay-downs and decreased demand.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2010	2009
Non-accrual loans
Residential real estate	$6,234	$6,161
Commercial real estate	6,223	6,476
Commercial	4,320	4,145
Consumer	1,227	1,158
Total non-accrual loans	18,004	17,940
Accruing loans past due 90 days	211	1,135
Renegotiated loans not included above	677	581
Total non-performing loans	18,892	19,656
Other real estate owned	5,201	5,479
Total non-performing assets	$24,093	$25,135
Non-performing loans to total loans	1.23%	1.29%
Allowance for credit losses to non-performing loans	113.41%	103.26%
Non-performing assets to total assets	1.09%	1.13%
Allowance for credit losses to non-performing assets	88.93%	80.75%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At March 31, 2010, potential problem loans amounted to approximately $3.5 million, or 0.23% of total loans, compared to $1.7 million, or 0.11% of total loans at December 31, 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated.

	March 31,	December 31,
(Dollars in Thousands)	2010	2009
Loans 30-89 days past due:
Residential real estate loans	$74	$1,847
Commercial real estate	1,862	2,196
Commercial loans	3,530	639
Consumer loans	716	563
Total loans 30-89 days past due	$6,182	$5,245

Loans 30-89 days past due to total loans	0.40%	0.34%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first three months of 2010, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009
Allowance at the beginning of the period	$20,246	$17,691
Provision for loan losses	2,000	1,730
Charge-offs:
Residential real estate loans	268	26
Commercial real estate	314	846
Commercial loans	377	719
Consumer loans	294	236
Total loan charge-offs	1,253	1,827

Recoveries:
Residential real estate loans	160	7
Commercial real estate loans	26	8
Commercial loans	91	19
Consumer loans	109	63
Total loan recoveries	386	97
Net charge-offs	(867)	(1,730)
Allowance at the end of the period	$21,379	$17,691

Components of allowance for credit losses:
Allowance for loan losses	$21,379	$17,691
Liability for unfunded credit commitments	47	—
Balance of allowance for credit losses at end of the period	$21,426	$17,691
Average loans outstanding	$1,529,449	$1,489,415

Net charge-offs (annualized) to average loans outstanding	0.23%	0.46%
Provision for credit losses (annualized) to average loans outstanding	0.52%	0.47%
Allowance for loan losses to total loans	1.40%	1.20%
Allowance for credit losses to net charge-offs (annualized)	609.51%	252.11%
Allowance for loan losses to non-performing loans	113.16%	102.55%
Allowance for loan losses to non-performing assets	88.74%	86.58%

During the first three months of 2010, the Company provided $2.0 million of expense to the ALL compared to $1.7 million for the same period of 2009. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The increase in the provision for loan losses was primarily a result of the level of non-performing assets and general economic conditions.  Non-performing assets as a percentage of total assets amounted to 1.09% at March 31, 2010, compared to 0.89% and 1.13% at March 31, 2009 and December 31, 2009, respectively, primarily resulting from an increase in non-accrual loans. Our local economy has continued to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $21.4 million, or 1.40% of total loans outstanding and 113.2% of total non-performing loans at March 31, 2010, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, more provision may be needed.  The ALL was 1.20% of total loans outstanding and 102.6% of total non-performing loans at March 31, 2009, and 1.33% of total loans outstanding and 103.0% of total non-performing loans at December 31, 2009.

Liabilities and Shareholders’ Equity

Total liabilities have decreased $21.4 million, or 1.0%, since December 31, 2009, to $2.0 billion at March 31, 2010.  Borrowings declined $28.2 million which was comprised primarily of a decrease of $30.1 million in advances from the FHLBB and a slight increase in other borrowings of $1.9 million. Total deposits including brokered deposits increased $5.2 million primarily due to increases in interest checking, savings and money markets balances of $15.5 million and brokered deposits of $5.8 million, partially offset by declines in demand deposits and retail certificates of deposit of $9.1 million and $7.0 million, respectively.

Total shareholders’ equity increased $4.6 million, or 2.4%, since December 31, 2009 which was a result of current year earnings of $5.3 million and an increase in other comprehensive income of $1.1 million offset by dividends declared to shareholders of $1.9 million.

The following table presents certain information regarding shareholders’ equity for the periods ended:

	March 31,	December 31,
	2010	2009
Return on average equity	11.14%	12.81%
Average equity to average assets	8.69%	7.80%
Dividend payout ratio	36.01%	33.56%
Dividends declared per share	$0.25	$1.00
Book value per share	25.50	24.93

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2010 and 2009, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2010, average deposits (including brokered deposits) of $1.5 billion increased $30.1 million compared to the same period of 2009. Comparing average deposits for the first three months of 2010 to the same period of 2009, we experienced a decline in average retail certificates of deposit balances of $46.2 million, while average demand deposits, interest checking, savings, and money market balances increased $15.5 million, $32.7 million, $17.7 million and $8.1 million, respectively.  Average brokered deposits increased $2.4 million. Included in the money market and interest checking deposit categories are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client accounts, which was $77.9 million on March 31, 2010, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from retail certificates of deposit to other core deposit categories reflects customers continuing to shift to more liquid deposit instruments given the low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first three months of 2010 was $522.3 million, a decrease of $138.9 million from the first three months of 2009. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $732.1 million and $679.1 million at March 31, 2010 and 2009, respectively. The carrying value of securities pledged as collateral at the FHLBB was $26.1 million and $100.7 million at March 31, 2010 and 2009, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at March 31, 2010 and 2009. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2010.

The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2010.  We had no outstanding balance on this line of credit at March 31, 2010.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at March 31, 2010 and 2009. The Company’s Tier 1 capital to risk weighted assets was 12.65% and 11.68% at March 31, 2010 and 2009, respectively and total capital to risk weighted assets was 13.90% and 12.91% at March 31, 2010 and 2009, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.42% and 7.40% at March 31, 2010 and 2009, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2010, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $195.2 million and $172.0 million at March 31, 2010 and 2009, respectively, which amounted to 8.8% of total assets at March 31, 2010 and 7.5% of total assets at March 31, 2009.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $1.9 million for both of the three month periods ended March 31, 2010 and 2009, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds.  Camden National Bank (“CNB”) declared dividends in the aggregate amount of $3.0 million for both the first three months of 2010 and the first three months of 2009. If we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2010, we had the following levels of commitments to extend credit.

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$3,248	$3,248	$—	$—	$—
Commercial Commitment Letters	10,876	10,876	—	—	—
Residential Loan Origination	16,539	16,539	—	—	—
Home Equity Line of Credit Commitments	156,808	17,411	8,031	3,285	128,081
Other Commitments to Extend Credit	105,380	97,902	5,644	1,256	578
Total	$292,851	$145,976	$13,675	$4,541	$128,659

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2010, we had the following levels of contractual obligations.

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,007	$744	$1,201	$623	$2,439
Capital Leases	1,200	40	94	97	969
FHLBB Borrowings – Overnight	36,560	36,560	—	—	—
FHLBB Borrowings – Advances	179,607	57,055	60,104	31,001	31,447
Commercial Repurchase Agreements	116,438	10,000	65,127	36,000	5,311
Other Borrowed Funds	120,928	120,928	—	—	—
Junior Subordinated Debentures	43,538	—	—	—	43,538
Note Payable	852	231	501	103	17
Other Contractual Obligations	231	231	—	—	—
Total	$504,361	$225,789	$127,027	$67,824	$83,721

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2010, the Company had two forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021 and June 30, 2029.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the first quarter of 2010 and 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.  All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.  In 2009 the +400 bps scenario was based on a flattening rate curve.

	Estimated Changes in NII
Rate Change	March 31, 2010	March 31, 2009
Year 1
+400 bp	(0.70)%	0.50%
+200 bp	(0.70)%	(2.40)%
-100 bp	(0.70)%	0.50%
Year 2
+400 bp	(1.40)%	3.80%
+200 bp	0.10%	(1.70)%
-100 bp	(4.00)%	0.30%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2010 were the decrease in the investment balances, higher balances of retail deposits, and an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to increase slightly over year one with funding maturities expected to continue to roll over at lower current rate levels, offsetting declining loan yields.  By the end of the first year, net interest income levels come under pressure as funding cost reductions slow and the asset base continues to adjust lower. In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter.   Beyond the first year, opportunities to reduce funding costs become more difficult while mortgage related cashflows accelerate and are replaced at lower rate levels; resulting in tighter spreads and a decrease in expected net interest income.  In the early stages of a rising rate environment, net interest income is projected to trend slight below the base scenarios as the short-term funding base adjusts upward producing funding cost increases while asset yields are slower to respond.  Thereafter, funding costs stabilize and the asset base continues to be reprice or replaced at higher levels, causing an upward trend to extend throughout the remaining simulation period.  If the yield curve were to flatten as rate rise, pressure on net interest income would be greater.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2010, we had a notional principal amount of $20.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A.of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended March 31, 2010 regarding shares of common stock of the Corporation that were repurchased under the 2003 Stock Option and Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan
Purchases of Equity Securities(1)
1/1/2010 to 1/31/2010	—	$—	—
2/1/2010 to 2/28/2010	1,249	$30.64	1,249
3/1/2010 to 3/31/2010	136	33.05	136
Total Purchases of Equity Securities	1,385	$30.88	1,385

(1)
Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 (a)  Exhibits
(3.i.1) The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)

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

(11.1) Statement re computation of per share earnings (Data provided in Note 2 to the consolidated financial statements in this report)

(23.1) Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 7, 2010
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	May 7, 2010
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(3.i.1)	The Articles of Incorporation of Camden National Corporation (incorporated by reference to Exhibit 3.i to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001)

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