Form 10-Q
period 2010-06-30
CAMDEN NATIONAL CORP
filed 2010-08-06
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Outstanding at August 5, 2010:  Common stock (no par value) 7,669,055 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition June 30, 2010 and December 31, 2009	4

	Consolidated Statements of Income Three and Six Months Ended June 30, 2010 and 2009	5

	Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2010 and 2009	6

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements Six Months Ended June 30, 2010 and 2009	8-18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	33-34

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	[REMOVED AND RESERVED]	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	37

SIGNATURES		38

EXHIBIT INDEX		39

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Bangor, Maine
August 6, 2010

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2010	2009
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$24,236	$29,772
Securities
Securities available for sale, at fair value	533,736	479,708
Securities held to maturity, at amortized cost (fair value $39,909 and $39,639 at June 30, 2010 and December 31, 2009, respectively)	37,786	37,914
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,965	21,965
Total securities	593,487	539,587
Trading account assets	2,013	1,725
Loans	1,542,074	1,526,758
Less allowance for loan losses	(22,266)	(20,246)
Net loans	1,519,808	1,506,512
Goodwill and other intangible assets	46,110	46,398
Bank-owned life insurance	42,395	41,677
Premises and equipment, net	26,230	26,054
Deferred tax asset	10,370	10,317
Prepaid FDIC assessment	7,187	8,197
Interest receivable	7,558	7,236
Other real estate owned	3,967	5,479
Other assets	11,473	12,429
Total assets	$2,294,834	$2,235,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$202,448	$193,549
Interest checking, savings and money market	693,644	675,681
Retail certificates of deposit	522,894	545,789
Brokered deposits	129,690	80,788
Total deposits	1,548,676	1,495,807
Federal Home Loan Bank advances	174,503	209,710
Other borrowed funds	306,186	274,125
Junior subordinated debentures	43,563	43,512
Accrued interest and other liabilities	22,191	21,668
Total liabilities	2,095,119	2,044,822

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,657,098 and 7,644,837 shares on June 30, 2010 and December 31, 2009, respectively	50,376	50,062
Retained earnings	140,656	133,634
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	11,066	7,083
Net unrealized (losses) gains on derivative instruments, at fair value, net of tax	(1,442)	739
Net unrecognized losses on postretirement plans, net of tax	(941)	(957)
Total accumulated other comprehensive income	8,683	6,865
Total shareholders’ equity	199,715	190,561
Total liabilities and shareholders’ equity	$2,294,834	$2,235,383

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and per Share Data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$20,593	$21,270	$41,040	$42,891
Interest on U.S. government and sponsored enterprise obligations	5,166	6,765	10,329	14,000
Interest on state and political subdivision obligations	534	628	1,073	1,273
Interest on federal funds sold and other investments	31	31	56	72
Total interest income	26,324	28,694	52,498	58,236
Interest Expense
Interest on deposits	3,957	5,936	8,078	12,330
Interest on borrowings	3,110	3,703	6,404	7,637
Interest on junior subordinated debentures	702	711	1,396	1,424
Total interest expense	7,769	10,350	15,878	21,391
Net interest income	18,555	18,344	36,620	36,845
Provision for credit losses	1,950	2,784	3,946	4,514
Net interest income after provision for credit losses	16,605	15,560	32,674	32,331
Non-Interest Income
Income from fiduciary services	1,512	1,507	3,079	2,861
Service charges on deposit accounts	1,285	1,349	2,565	2,582
Other service charges and fees	872	811	1,562	1,424
Bank-owned life insurance	347	345	718	740
Brokerage and insurance commissions	352	285	646	643
Mortgage banking income	83	416	172	871
Other income	105	331	434	477
Non-interest income before other-than-temporary
impairment of securities	4,556	5,044	9,176	9,598
Other-than-temporary impairment of securities	(131)	—	(179)	—
Total non-interest income	4,425	5,044	8,997	9,598
Non-Interest Expenses
Salaries and employee benefits	6,298	6,446	12,523	12,124
Furniture, equipment and data processing	1,115	1,030	2,246	2,033
Regulatory assessments	602	1,739	1,317	2,611
Net occupancy	897	962	1,931	2,080
Consulting and professional fees	549	627	1,337	1,184
Other real estate owned and collection costs	1,158	282	2,132	1,162
Amortization of intangible assets	144	144	288	289
Other expenses	2,094	2,186	4,005	4,224
Total non-interest expenses	12,857	13,416	25,779	25,707
Income before income taxes	8,173	7,188	15,892	16,222
Income Taxes	2,587	2,184	4,993	5,004
Net Income	$5,586	$5,004	$10,899	$11,218

Per Share Data
Basic earnings per share	$0.73	$0.66	$1.42	$1.47
Diluted earnings per share	$0.73	$0.65	$1.42	$1.47
Weighted average number of common shares outstanding	7,656,051	7,641,083	7,654,079	7,640,119
Diluted weighted average number of common shares outstanding	7,664,443	7,648,023	7,661,607	7,644,424

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2008	$48,984	$118,564	$(89)	$—	$(1,059)	$166,400

Net income	—	11,218	—	—	—	11,218
Change in unrealized gains on securities available for sale, net of taxes of ($1,524)	—	—	2,831	—	—	2,831
Change in unrealized gains on derivative instruments at fair value, net of taxes of ($205)	—	—	—	382	—	382
Change in net unrecognized losses on postretirement plans, net of taxes of ($16)	—	—	—	—	31	31
Total comprehensive income	—	11,218	2,831	382	31	14,462
Stock-based compensation expense	239	—	—	—	—	239
Exercise of stock options and issuance of restricted stock (5,079 shares)	10	—	—	—	—	10
Common stock repurchased (1,690 shares)	—	(55)	—	—	—	(55)
Cash dividends declared ($0.50/share)	—	(3,827)	—	—	—	(3,827)
Balance at June 30, 2009	$49,233	$125,900	$2,742	$382	$(1,028)	$177,229

Balance at December 31, 2009	$50,062	$133,634	$7,083	$739	$(957)	$190,561

Net income	—	10,899	—	—	—	10,899
Change in unrealized gains on securities available for sale, net of taxes of ($2,144)	—	—	3,983	—	—	3,983
Change in unrealized losses on derivative instruments at fair value, net of taxes of $1,174	—	—	—	(2,181)	—	(2,181)
Change in net unrecognized losses on postretirement plans, net of taxes of ($9)	—	—	—	—	16	16
Total comprehensive income	—	10,899	3,983	(2,181)	16	12,717
Stock-based compensation expense	236	—	—	—	—	236
Exercise of stock options and issuance of restricted stock (16,399 shares)	78	—	—	—	—	78
Common stock repurchased (1,385 shares)	—	(44)	—	—	—	(44)
Cash dividends declared ($0.50/share)	—	(3,833)	—	—	—	(3,833)

Balance at June 30, 2010	$50,376	$140,656	$11,066	$(1,442)	$(941)	$199,715

  See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In Thousands)	2010	2009
Operating Activities
Net income	$10,899	$11,218
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	3,946	4,514
Depreciation and amortization	1,687	1,370
Stock-based compensation expense	236	239
(Increase) decrease in interest receivable	(322)	415
Amortization of intangible assets	288	289
Net increase in trading assets	(288)	(191)
Other-than-temporary impairment of securities	179	—
Increase in other real estate owned valuation allowance	1,050	666
Originations of mortgage loans held for sale	—	(61,364)
Proceeds from the sale of mortgage loans	—	44,000
Gain on sale of mortgage loans	—	(135)
Liquidation of defined benefit pension plan	—	(735)
Decrease in prepaid FDIC assessment	1,010	—
Increase in other assets	(2,317)	(3,238)
(Decrease) increase in other liabilities	(1,486)	1,087
Net cash provided (used) by operating activities	14,882	(1,865)
Investing Activities
Proceeds from maturities of securities held to maturity	100	1,042
Proceeds from sales and maturities of securities available for sale	78,704	91,600
Purchase of securities available for sale	(126,992)	(25,557)
Net (increase) decrease in loans	(17,411)	389
Proceeds from the sale of other real estate owned	857	328
Purchase of premises and equipment	(1,349)	(573)
Net cash (used) provided by investing activities	(66,091)	67,229
Financing Activities
Net increase (decrease) in deposits	52,862	(12,736)
Proceeds from Federal Home Loan Bank long-term advances	20,177	7,948
Repayments on Federal Home Loan Bank long-term advances	(55,384)	(49,123)
Net change in short-term Federal Home Loan Bank borrowings	32,785	(32,380)
Net (decrease) increase in other borrowed funds	(972)	28,261
Exercise of stock options and issuance of restricted stock	78	10
Common stock repurchase	(44)	(55)
Cash dividends paid on common stock	(3,829)	(3,827)
Net cash provided (used) by financing activities	45,673	(61,902)
Net (decrease) increase in cash and cash equivalents	(5,536)	3,462
Cash and cash equivalents at beginning of year	29,772	35,195
Cash and cash equivalents at end of period	$24,236	$38,657
Supplemental information
Interest paid	$16,256	$22,061
Income taxes paid	6,840	2,900
Transfer from loans to other real estate owned	584	2,826

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2010 and December 31, 2009, the consolidated statements of income for the three and six months ended June 30, 2010 and 2009, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and six-month periods ended June 30, 2010 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2009 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income, as reported	$5,586	$5,004	$10,899	$11,218
Weighted-average common shares outstanding – basic	7,656,051	7,641,083	7,654,079	7,640,119
Dilutive effect of stock-based compensation	8,392	6,940	7,528	4,305
Weighted-average common and potential common shares – diluted	7,664,443	7,648,023	7,661,607	7,644,424
Basic earnings per share – common stock	$0.73	$0.66	$1.42	$1.47
Basic earnings per share – unvested share-based payment awards	0.73	0.66	1.42	1.47
Diluted earnings per share – common stock	0.73	0.65	1.42	1.47
Diluted earnings per share – unvested share-based payment awards	0.73	0.65	1.42	1.47

For both the three-month and six-month periods ended June 30, 2010, options to purchase 87,750 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.  For the three-month and six-month periods ended June 30, 2009, options to purchase 72,600 and 81,100 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
Available for sale
Obligations of U.S. Government sponsored enterprises	$50,000	$283	$—	$50,283
Obligations of states and political subdivisions	16,613	542	—	17,155
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	414,558	20,053	(2)	434,609
Private issue collateralized mortgage obligations	30,541	8	(3,380)	27,169
Total debt securities	511,712	20,886	(3,382)	529,216
Equity securities	5,000	—	(480)	4,520
Total securities available for sale	$516,712	$20,886	$(3,862)	$533,736
Held to maturity
Obligations of states and political subdivisions	$37,786	$2,123	$—	$39,909
Total securities held to maturity	$37,786	$2,123	$—	$39,909

December 31, 2009
Available for sale
Obligations of states and political subdivisions	$17,587	$473	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	412,113	16,608	(365)	428,356
Private issue collateralized mortgage obligations	34,121	12	(5,261)	28,872
Total debt securities	463,821	17,093	(5,626)	475,288
Equity securities	5,000	—	(580)	4,420
Total securities available for sale	$468,821	$17,093	$(6,206)	$479,708
Held to maturity
Obligations of states and political subdivisions	$37,914	$1,725	$—	$39,639
Total securities held to maturity	$37,914	$1,725	$—	$39,639

Unrealized gains on securities available for sale arising during the six months ended June 30, 2010 and included in other comprehensive income amounted to $4.0 million, net of deferred taxes of $2.1 million.

At June 30, 2010, securities with an amortized cost of $345.9 million and an estimated fair value of $364.3 million were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,655	$2,663
Due after one year through five years	78,585	79,903
Due after five years through ten years	68,071	71,191
Due after ten years	362,401	375,459
	$511,712	$529,216
Held to maturity
Due in one year or less	$296	$298
Due after one year through five years	3,970	4,142
Due after five years through ten years	31,931	33,791
Due after ten years	1,589	1,678
	$37,786	$39,909

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

The following table shows the unrealized gross losses and estimated fair values of investment securities at June 30, 2010 and December 31, 2009, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Mortgage-backed securities	$1,836	$(1)	$91	$(1)	$1,927	$(2)
Private issue collateralized mortgage obligations	—	—	26,302	(3,380)	26,302	(3,380)
Equity securities	—	—	4,520	(480)	4,520	(480)
Total	$1,836	$(1)	$30,913	$(3,861)	$32,749	$(3,862)

December 31, 2009
Mortgage-backed securities	$25,003	$(364)	$57	$(1)	$25,060	$(365)
Private issue collateralized mortgage obligations	—	—	27,910	(5,261)	27,910	(5,261)
Equity securities	—	—	4,420	(580)	4,420	(580)
Total	$25,003	$(364)	$32,387	$(5,842)	$57,390	$(6,206)

At June 30, 2010, $32.7 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $8.9 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is primarily the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 24 securities with a fair value of $30.9 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk securities in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at June 30, 2010, reflect potential future credit losses in the base case. Based on this analysis the Company recorded a $131,000 OTTI write-down in the second quarter 2010, bringing the total OTTI write-down on three private issue CMOs during the first six months of 2010 to $179,000.

At June 30, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction since 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, including residential loans held for sale, at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
Residential real estate loans	$624,154	$627,979
Commercial real estate loans	441,512	434,783
Commercial loans	196,394	191,214
Consumer loans	280,335	273,106
Deferred loan fees net of costs	(321)	(324)
Total loans	$1,542,074	$1,526,758

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

Non-accrual loans at June 30, 2010 were $20.3 million, or 1.32% of total loans, compared to $17.9 million, or 1.18% of total loans, at December 31, 2009. Non-accrual loans at June 30, 2010 were comprised of $7.1 million in commercial real estate loans, $6.6 million in residential real estate loans, $5.4 million in commercial loans, and $1.2 million in consumer loans. Non-accrual loans at December 31, 2009 consisted of $6.4 million in commercial real estate loans, $6.2 million in residential real estate loans, $4.1 million in commercial loans, and $1.2 million in consumer loans.

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

 The following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$21,379	$17,691	$20,246	$17,691
Loan charge-offs	(1,157)	(2,171)	(2,410)	(3,998)
Recoveries on loans previously charged off	94	350	480	447
Net charge-offs	(1,063)	(1,821)	(1,930)	(3,551)
Provision for loan losses	1,950	2,784	3,950	4,514
Balance at end of period	$22,266	$18,654	$22,266	$18,654

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

In 2008, the Company acquired $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). The changes in goodwill, core deposit intangible and trust relationship intangible for the six months ended June 30, 2010 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2009	$34,720	$7,060	$41,780
2010 activity	—	—	—
Balance at June 30, 2010	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$14,444	$(10,428)	$4,016
2010 amortization	—	(251)	(251)
Balance at June 30, 2010	$14,444	$(10,679)	$3,765

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$753	$(151)	$602
2010 amortization	—	(37)	(37)
Balance at June 30, 2010	$753	$(188)	$565

During the fourth quarter of 2009, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at June 30, 2010:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2010	$38	$251
2011	75	502
2012	75	502
2013	75	502
2014	75	502
Thereafter	227	1,506
Total unamortized intangible	$565	$3,765

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net period benefit cost
Service cost	$45	$51	$90	$102
Interest cost	107	104	214	208
Recognized net actuarial loss	8	19	16	38
Recognized prior service cost	5	4	10	9
Net period benefit cost	$165	$178	$330	$357

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net period benefit cost
Service cost	$17	$16	$34	$32
Interest cost	36	34	72	68
Recognized net actuarial loss	—	—	—	1
Net period benefit cost	$53	$50	$106	$101

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On March 11, 2010, the Company granted 7,500 restricted stock awards to certain executive officers of the Company and/or Camden National Bank (“CNB”), its subsidiary bank, from the 2003 Stock Option and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $32.49, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

On March 15, 2010, the Company awarded options to purchase 30,750 shares of common stock from the 2003 Stock Option and Incentive Plan to certain officers of the Company and/or CNB. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the shares as determined on March 15, 2010 were 50%, 5 years, 3.08%, and 2.36%, respectively. The options have been determined to have a fair value of $11.74 per share. The options vest over a five-year period and have a contractual life of ten years from date of grant.

Under the Management Stock Purchase Plan, 1,677 shares were granted in lieu of management employees’ annual incentive bonus during the first three months of 2010.  During the first quarter of 2010, the Company granted 1,565 Deferred Stock Awards under the Defined Contribution Retirement Plan.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of June 30, 2010.

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

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

	Level 1	Level 2	Level 3	Fair Value Measurements at June 30, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$50,283	$—	$50,283
Obligations of states and political subdivisions	—	17,155	—	17,155
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	434,609	—	434,609
Private issue collateralized mortgage obligations	—	27,169	—	27,169
Equity securities	—	4,520	—	4,520
Trading account assets	2,013	—	—	2,013
Liabilities:
Derivatives instruments	—	2,218	—	2,218

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Securities available for sale:
Obligations of states and political subdivisions	$—	$18,060	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	428,356	—	428,356
Private issue collateralized mortgage obligations	—	28,872	—	28,872
Equity securities	—	4,420	—	4,420
Trading account assets	1,725	—	—	1,725
Derivatives instruments	—	1,136	—	1,136

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Fair Value Measurements at June 30, 2010
Assets:
Impaired loans	$—	$18,737	$—	$18,737
Other real estate owned	—	—	3,967	3,967
Mortgage servicing rights	—	896	—	896

	Level 1	Level 2	Level 3	Fair Value Measurements at December 31, 2009
Assets:
Impaired loans	$—	$16,135	$—	$16,135
Other real estate owned	—	—	5,479	5,479
Mortgage servicing rights	—	965	—	965

The following table reconciles the beginning and ending balances of other real estate owned measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of year	$5,479	$4,024
Additions	584	2,826
Increase in OREO valuation allowance	(1,050)	(666)
Properties sold	(1,046)	(328)
Balance at end of period	$3,967	$5,856

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

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$24,236	$24,236	$29,772	$29,772
Securities available for sale	533,736	533,736	479,708	479,708
Securities held to maturity	37,786	39,909	37,914	39,639
Trading account assets	2,013	2,013	1,725	1,725
Derivatives instruments	–	–	1,136	1,136
Federal Home Loan Bank and Federal Reserve Bank stock	21,965	21,965	21,965	21,965
Loans receivable, net of allowance	1,519,808	1,547,102	1,506,512	1,526,148
Mortgage servicing rights	697	896	810	965
Interest receivable	7,558	7,558	7,236	7,236
Financial liabilities:
Deposits	1,548,676	1,556,170	1,495,807	1,502,020
Federal Home Loan Bank advances	174,503	182,197	209,710	216,373
Commercial repurchase agreements	116,410	124,881	126,466	135,189
Other borrowed funds	189,776	189,776	147,659	147,659
Junior subordinated debentures	43,563	49,896	43,512	51,075
Interest payable	2,215	2,215	2,593	2,593
Derivatives instruments	2,218	2,218	–	–

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments:

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

Federal Home Loan Bank and Federal Reserve Bank Stock:  The carrying amount approximates fair value.

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

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, notes payable and other short-term borrowings approximate fair value. The fair value of long-term borrowings and commercial repurchase agreements is based on the discounted cash flows using current rates for advances of similar remaining maturities.

Junior Subordinated Debentures:  The fair value is estimated using a discounted cash flow calculation that applies current rates for debentures of similar maturity.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	June 30,	December 31,
	2010	2009
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$157,074	$153,245
Commercial and commercial real estate	101,344	120,515
Residential	8,142	9,009
Letters of credit	3,270	3,089
Derivative Financial Instruments:
Interest rate cap	—	20,000
Forward interest rate swap	30,000	20,000

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

The Company has a notional amount of $30.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. On March 18, 2009, the Company purchased a 10-year forward interest rate swap with a notional amount of $10.0 million, with a fixed cost of 5.09% and a maturity date of June 20, 2021. On July 8, 2009, the Company purchased an 18-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.84% and a maturity of June 30, 2029. On May 6, 2010, the Company purchased a 19-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.71% and a maturity of June 30, 2030. The fair value of the swap agreements at June 30, 2010 was $2.2 million and, as these instruments qualify as highly effective cash flow hedges, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Through the acquisition of Union Bankshares, the Company acquired an interest rate cap agreement with a cap rate of 5.50% and notional amount of $20.0 million, which expired on March 15, 2010.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There were no commitments outstanding to sell mortgages at June 30, 2010 and December 31, 2009.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At June 30, 2010 and December 31, 2009, based upon the pipeline of mortgage loans with rate lock commitments and of commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the statement of condition impact was not material.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for annual reporting periods that begin after December 15, 2009, and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2010 for potential recognition or disclosure as required by GAAP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. We may make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Camden National Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

•
changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and

•
changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

FINANCIAL REGULATORY REFORM LEGISLATION

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law.  The Act comprehensively reforms the regulation of financial institutions, products and services.  Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  Pursuant to the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.  In addition, the Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments.  Pursuant to modifications of the proxy rules under the Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities.  The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of June 30, 2010 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Stock-Based Compensation.   The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in common stock, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, we estimate the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2010:

Net income of $10.9 million for the six-month period ended June 30, 2010 decreased $319,000, compared to the six-month period ended June 30, 2009.  Net income per diluted share decreased to $1.42, compared to $1.47 per diluted share earned during the first six months of 2009. The following were major factors contributing to the results of the first six months of 2010 compared to the same period of 2009:

•	Net interest income on a fully-taxable equivalent basis for the first six months of 2010 decreased 1% to $37.3 million due to average earning assets declining $58.6 million.
•	The provision for loan losses of $3.9 million decreased $568,000 in the first six months of 2010 compared to the same period of 2009 as non-performing assets showed initial signs of stabilization.
•
For the six months ended June 30, 2010, net charge-offs totaled $1.9 million, or an annualized rate of 0.25% of average loans, compared to $3.6 million, or 0.48% of average loans, for the same period of 2009. Non-performing assets as a percentage of total assets amounted to 1.13% and 0.97% at June 30, 2010 and 2009, respectively.

•	Non-interest income for the first six months of 2010 was $9.0 million, a 6% decrease below the first six months of 2009, primarily due to a reduction in mortgage banking income of $699,000.
•	Non-interest expense for the first six months of 2010 was $25.8 million, an increase of $72,000, or less than 1%, over the first six months of 2009.

For the three months ended June 30, 2010:

Net income of $5.6 million for the three-month period ended June 30, 2010 increased $582,000 compared to the three-month period ended June 30, 2009.  Net income per diluted share increased to $0.73, compared to $0.65 per diluted share earned during the same three months of 2009. The following were major factors contributing to the results of the second quarter of 2010 compared to the same period of 2009:

•	Net interest income on a fully-taxable equivalent basis for the second quarter of 2010 increased 1% to $18.9 million compared to the same period of 2009 due to the decline in cost of funding.
•	The provision for loan losses of $2.0 million decreased $834,000 in the second quarter of 2010 compared to the same period of 2009 as non-performing assets showed initial signs of stabilization.
•
Non-interest income for the second quarter of 2010 was $4.4 million, a 12% decline compared to the second quarter of 2009 related to a reduction in mortgage banking income, a decrease in investment value of deferred compensation and an other-than-temporary impairment write-down on securities.

•
Non-interest expense for the second quarter of 2010 was $12.9 million, a decrease of $560,000, or 4%, below the second quarter of 2009 primarily due to a reduction in regulatory assessments and salaries and employee benefits, partially offset by an increase in OREO and collection costs.

Financial condition at June 30, 2010 compared to December 31, 2009:

•
Total loans at June 30, 2010 were $1.5 billion, an increase of $15.3 million compared to December 31, 2009. The increase in loan balances was primarily in the commercial, commercial real estate and consumer portfolios.

•	Investment securities increased to $593.5 million at June 30, 2010 compared to $539.6 million at December 31, 2009 due to short-term securities being added to the portfolio.
•
Deposits at June 30, 2010 were $1.5 billion, an increase of $52.9 million compared to December 31, 2009.  The increase in deposit balances was in the demand, interest checking, savings, money market and brokered deposits.

•	Shareholders’ equity increased 5% compared to December 31, 2009 due to current year earnings and other comprehensive income, in part offset by dividends declared.

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

Net interest income was $37.3 million on a fully-taxable equivalent basis for the six months ended June 30, 2010, compared to $37.7 million for the first six months of 2009, a decrease of $382,000 or 1%. The decrease in net interest income is primarily due to a decrease of $97.3 million in average investment securities for the six months ended June 30, 2010 compared to the same period in 2009, partially offset by an improvement of seven basis points in the net interest margin, to 3.59%.  Total average interest-earning assets decreased $58.6 million for the six months ended June 30, 2010 compared to the same period in 2009, due to a decrease in investments, partially offset by increases in average loans of $38.2 million.  The yield on earning assets for the first six months of 2010 decreased 41 basis points compared to the same period in 2009, reflecting the impact of the low interest rate environment on both investment and loan yields as these earning assets were booked or repriced.  Average interest-bearing liabilities decreased $86.8 million for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to declines in wholesale funding, in part offset by an increase in brokered deposits and a modest increase in retail deposits. Total cost of funds decreased 49 basis points due to the decline in short-term interest rates.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$485,636	$10,375	4.27%	$572,276	$14,061	4.91%
Securities – nontaxable (1)	55,322	1,651	5.97%	65,978	1,959	5.94%
Trading account assets	1,809	10	1.06%	1,338	10	1.49%
Loans (1) (2) :
Residential real estate	625,515	16,873	5.39%	618,773	18,346	5.93%
Commercial real estate	438,198	12,511	5.68%	401,886	12,449	6.16%
Commercial	177,608	4,851	5.43%	186,081	5,160	5.52%
Municipal	15,265	425	5.62%	23,111	578	5.04%
Consumer	275,102	6,529	4.79%	263,588	6,557	5.02%
Total loans	1,531,688	41,189	5.37%	1,493,439	43,090	5.77%
Total interest-earning assets	2,074,455	53,225	5.13%	2,133,031	59,120	5.54%
Cash and due from banks	35,234			26,988
Other assets	163,492			153,250
Less: allowance for loan losses	(21,601)			(18,091)
Total assets	$2,251,580			$2,295,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$244,577	486	0.40%	$206,229	509	0.50%
Savings accounts	151,453	244	0.33%	135,180	241	0.36%
Money market accounts	282,143	1,168	0.83%	282,475	1,669	1.19%
Certificates of deposit	536,838	5,378	2.02%	589,222	8,905	3.05%
Total retail deposits	1,215,011	7,276	1.21%	1,213,106	11,324	1.88%
Broker deposits	92,257	802	1.75%	77,275	1,006	2.62%
Junior subordinated debentures	43,541	1,396	6.47%	43,436	1,424	6.61%
Borrowings	493,170	6,404	2.62%	596,987	7,637	2.58%
Total wholesale funding	628,968	8,602	2.76%	717,698	10,067	2.83%
Total interest-bearing liabilities	1,843,979	15,878	1.74%	1,930,804	21,391	2.23%
Demand deposits	189,542			172,990
Other liabilities	22,736			20,490
Shareholders’ equity	195,323			170,894
Total liabilities and shareholders’ equity	$2,251,580			$2,295,178
Net interest income (fully-taxable equivalent)		37,347			37,729
Less: fully-taxable equivalent adjustment		(727)			(884)
		$36,620			$36,845
Net interest rate spread (fully-taxable equivalent)			3.39%			3.31%
Net interest margin (fully-taxable equivalent)			3.59%			3.52%

(1)      Reported on tax-equivalent basis calculated using a rate of 35%.
(2)      Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $22.3 million, or 1.44% of total loans, at June 30, 2010, compared to $20.2 million, or 1.33% of total loans, at December 31, 2009. For the six months ended June 30, 2010, our provision for credit losses charged to earnings amounted to $3.9 million, compared to $4.5 million for the same period in 2009. The decrease in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, levels of nonperforming assets, loan losses, and our evaluation of credit quality and general economic conditions.  For the first six months of 2010, the annualized ratio of net loan charge-offs to average loans was 0.25% compared to 0.48% for the same period in 2009.  See additional ALL discussion under the caption “Asset Quality.”

Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from fiduciary services	$1,512	$1,507	$3,079	$2,861
Service charges on deposit accounts	1,285	1,349	2,565	2,582
Other service charges and fees	872	811	1,562	1,424
Bank-owned life insurance	347	345	718	740
Brokerage and insurance commissions	352	285	646	643
Mortgage banking income	83	416	172	871
Other income	105	331	434	477
Total non-interest income before other-than- temporary impairment of securities	4,556	5,044	9,176	9,598
Other-than-temporary impairment of securities	(131)	—	(179)	—
Total non-interest income	$4,425	$5,044	$8,997	$9,598

Non-interest income for the six month periods ended June 30, 2010 and June 30, 2009, totaled $9.0 million and $9.5 million, respectively.  The significant changes include:

•	Increase in income from fiduciary services of $218,000, or 8%, resulting from market value increases in assets under administration,

•	Increase in other service charges and fees of $138,000, or 10%, resulting from increased debit card income associated with increased transaction volume,

•	Decrease in mortgage banking income of $699,000, or 80%, primarily due to the sale of $44.0 million in residential loans during the first six months of 2009, and,

•	An other-than-temporary impairment write-down of $179,000 on private issue collateralized mortgage obligations in the first six months of 2010.

Non-interest income for the three month periods ended June 30, 2010 and June 30, 2009 totaled $4.4 million and $5.0 million, respectively.  The significant changes include:

•	Increase in other service charges and fees of $61,000, or 8%, resulting from increased debit card income associated with increased transaction volume,

•	Decrease in mortgage banking income of $333,000, or 80%, primarily due to the sale of $23.8 million in residential loan sales during the second quarter of 2009,

•
Decrease in other income of $226,000, or 68%, resulting primarily from a $249,000 decrease in the market value of trading account assets associated with the management and director deferred compensation, and,

•	An other-than-temporary impairment write-down of $131,000 on private issue collateralized mortgage obligations in the second quarter of 2010.

Non-Interest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$6,298	$6,446	$12,523	$12,124
Furniture, equipment and data processing	1,115	1,030	2,246	2,033
Regulatory assessments	602	1,739	1,317	2,611
Net occupancy	897	962	1,931	2,080
Consulting and professional fees	549	627	1,337	1,184
OREO and collection costs	1,158	282	2,132	1,162
Amortization of intangible assets	144	144	288	289
Other expenses	2,094	2,186	4,005	4,224
Total non-interest expenses	$12,857	$13,416	$25,779	$25,707

Non-interest expense increased $72,000, or less than 1%, for the six months ended June 30, 2010 compared to the same period in 2009. The significant changes include:

•
Increase in salaries and employee benefits of $399,000, or 3%, primarily due to a $153,000 increase in salaries, $351,000 increase in health care costs and a reduction in deferred salary costs of $413,000 related to high mortgage production volume in 2009, partially offset by a reduction in incentive accruals of $462,000,

•	Decrease in regulatory assessments of $1.3 million, or 50%, related to the Federal Deposit Insurance Corporation special assessment imposed on all banks in May 2009,

•	Increase in consulting and professional fees of $153,000, or 13%, were primarily related to increased legal costs related to securities registration and other matters, and,

•
Increase in costs associated with foreclosure and collection costs and expenses on other real estate owned of $970,000, or 83%, which includes OREO write-downs of $1.2 million due to declining real estate values.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 55.41% for the six month period ended June 30, 2010, compared to 54.32% for the six month period ended June 30, 2009.

Non-interest expense decreased $559,000, or 4%, for the three months ended June 30, 2010 compared to the same period in 2009. The significant changes include:

•
Decrease in salaries and employee benefits of $148,000, or 2%, primarily due to reductions in incentive accruals of $403,000 and retirement benefits of $135,000, partially offset by an increase in health care costs of $152,000 and a reduction in deferred salary costs of $250,000 related to high mortgage production volume in 2009,

•	Decrease in regulatory assessments of $1.1 million, or 65%, related to the Federal Deposit Insurance Corporation special assessment imposed on all banks in May 2009,

•	Increase in costs associated with foreclosure and collection costs and expenses on other real estate owned of $876,000, which includes OREO write-downs of $794,000 due to declining real estate values.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 54.76% for the three month period ended June 30, 2010, compared to 56.29% for June 30, 2009.

FINANCIAL CONDITION
Overview

Total assets at June 30, 2010 were $2.3 billion, an increase of $59.5 million, or 3%, from December 31, 2009. The change in assets was due to increases in both the investment and loan portfolios of $53.9 million and $15.3 million, respectively. These increases were partially offset by declines in cash and due from banks of $5.5 million, and OREO of $1.5 million.  Total liabilities increased $50.3 million primarily due to a $48.9 million increase in brokered deposits to support the increase in earning assets as well as replace maturing retail certificates of deposit. Total shareholders’ equity increased $9.2 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first six months of 2010, average assets of $2.3 billion decreased $43.6 million, compared to the same period in 2009.  This decrease was primarily the result of a decline in average investments of $97.3 million, partially offset by a $38.2 million increase in the loan portfolio and a $7.6 million increase in prepaid FDIC assessment. Average liabilities decreased $68.0 million for the six months ended June 30, 2010 compared to the same period of 2009, primarily due to a decrease in wholesale funding (including brokered deposits) of $88.7 million, partially offset by a $33.4 million increase in average deposits (including brokered deposits).  Average shareholders’ equity increased $24.4 million, which was the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Assets

Investment Securities. Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment security balances at June 30, 2010 of $593.5 million increased $53.9 million, or 10%, from December 31, 2009. During 2009, as a result of a deleveraging strategy, investment cash flows were used to pay down borrowings.  As capital ratios improved during the first half of 2010, short-term investments were added to the portfolio.  We have investment securities in both the available-for-sale and held-to-maturity categories.

Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At June 30, 2010, we had $11.1 million of unrealized gains on securities available for sale, net of deferred taxes, compared to $7.1 million of unrealized gains, net of deferred taxes, at December 31, 2009. The change is primarily attributed to a decline in market interest rates.

At June 30, 2010, $8.9 million of our private issue collateralized mortgage obligations (“CMOs”) have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market.  Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses.  The results of the stress tests at June 30, 2010 reflect potential future credit losses in the base case.  Based on this analysis the Company recorded a $179,000 OTTI write-down on three private issue CMOs during the first half of 2010.

At June 30, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Federal Home Loan Bank Stock. We are required to maintain a level of investment in FHLB stock based on the level of our FHLB advances. As of June 30, 2010, our investment in FHLB stock totaled $21.0 million. No market exists for shares of FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLB advised its members that it is focusing on preserving capital in response to ongoing market volatility.  Accordingly, payments of quarterly dividends were suspended and payment of quarterly dividends in 2010 is unlikely. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. We will continue to monitor our investment in FHLB stock.

Loans. At June 30, 2010, loans of $1.5 billion (including loans held for sale) increased $15.3 million from December 31, 2009 primarily due to an increase in commercial real estate, commercial, and consumer loans of $6.7 million, $5.2 million and $7.2 million, respectively. These increases were partially offset by a decline in the residential real estate portfolio of $3.8 million as a result of normal pay-downs and decreased demand.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Non-accrual loans
Residential real estate	$6,580	$6,161
Commercial real estate	7,130	6,476
Commercial	5,379	4,145
Consumer	1,249	1,158
Total non-accrual loans	20,338	17,940
Accruing loans past due 90 days	545	1,135
Renegotiated loans not included above	1,096	581
Total non-performing loans	21,979	19,656
Other real estate owned	3,967	5,479
Total non-performing assets	$25,946	$25,135
Non-performing loans to total loans	1.43%	1.29%
Allowance for credit losses to non-performing loans	101.52%	103.26%
Non-performing assets to total assets	1.13%	1.13%
Allowance for credit losses to non-performing assets	86.00%	80.75%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At June 30, 2010, potential problem loans amounted to approximately $1.0 million, or 0.06% of total loans, compared to $1.7 million, or 0.11% of total loans at December 31, 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Loans 30-89 days past due:
Residential real estate loans	$1,338	$1,847
Commercial real estate	749	2,196
Commercial loans	1,367	639
Consumer loans	537	563
Total loans 30-89 days past due	$3,991	$5,245

Loans 30-89 days past due to total loans	0.26%	0.34%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first six months of 2010, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Six Months Ended June 30,
(Dollars in Thousands)	2010	2009
Allowance at the beginning of the period	$20,246	$17,691
Provision for loan losses	3,950	4,514
Charge-offs:
Residential real estate loans	579	259
Commercial real estate	752	1,514
Commercial loans	684	1,654
Consumer loans	395	571
Total loan charge-offs	2,410	3,998

Recoveries:
Residential real estate loans	160	8
Commercial real estate loans	29	41
Commercial loans	152	241
Consumer loans	139	157
Total loan recoveries	480	447
Net charge-offs	(1,930)	(3,551)
Allowance at the end of the period	$22,266	$18,654

Components of allowance for credit losses:
Allowance for loan losses	$22,266	$18,654
Liability for unfunded credit commitments	47	—
Balance of allowance for credit losses at end of the period	$22,313	$18,654
Average loans outstanding	$1,531,688	$1,493,439

Net charge-offs (annualized) to average loans outstanding	0.25%	0.48%
Provision for credit losses (annualized) to average loans outstanding	0.52%	0.59%
Allowance for loan losses to total loans	1.44%	1.23%
Allowance for credit losses to net charge-offs (annualized)	578.13%	262.71%
Allowance for loan losses to non-performing loans	101.52%	113.68%
Allowance for loan losses to non-performing assets	86.00%	83.78%

During the first six months of 2010, the Company provided $4.0 million of expense to the ALL compared to $4.5 million for the same period of 2009. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. Non-performing assets as a percentage of total assets amounted to 1.13% at June 30, 2010 compared to 0.97% and 1.13% at June 30, 2009 and December 31, 2009, respectively. Our local economy has continued to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $22.3 million, or 1.44% of total loans outstanding and 101.52% of total non-performing loans at June 30, 2010, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, more provision may be needed.  The ALL was 1.23% of total loans outstanding and 113.68% of total non-performing loans at June 30, 2009, and 1.33% of total loans outstanding and 103.0% of total non-performing loans at December 31, 2009.

Liabilities and Shareholders’ Equity

Total liabilities have increased $50.3 million, or 3%, since December 31, 2009, to $2.1 billion at June 30, 2010.  Borrowings declined $3.1 million which was comprised primarily of a decrease of $35.2 million in advances from the FHLB, offset by an increase in overnight borrowings of $32.8 million reflected in other borrowings. Total deposits including brokered deposits increased $52.9 million primarily due to increases in demand deposits of $8.9 million, interest checking, savings and money market balances of $18.0 million and brokered deposits of $48.9 million, partially offset by a decline in retail certificates of deposit of $22.9 million.

Total shareholders’ equity increased $9.2 million, or 3%, since December 31, 2009 which was a result of current year earnings of $10.9 million, and an increase in other comprehensive income of $1.8 million, offset by dividends declared to shareholders of $3.8 million.

The following table presents certain information regarding shareholders’ equity for the periods ended:

	June 30,	December 31,
	2010	2009
Return on average equity	11.25%	12.81%
Average equity to average assets	8.67%	7.80%
Dividend payout ratio	35.18%	33.56%
Dividends declared per share	$0.50	$1.00
Book value per share	26.08	24.93

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2010 and 2009, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2010, average deposits (including brokered deposits) of $1.5 billion increased $33.4 million compared to the same period of 2009. Comparing average deposits for the first six months of 2010 to the same period of 2009, we experienced a decline in average retail certificates of deposit balances of $52.4 million, while average demand deposits, interest checking, and savings balances increased $16.6 million, $38.3 million, and $16.3 million, respectively.  Average brokered deposits increased $15.0 million. Included in the money market and interest checking deposit categories are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client accounts, which was $86.7 million on June 30, 2010, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from retail certificates of deposit to other core deposit categories reflects customers continuing to shift to more liquid deposit instruments given the low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first six months of 2010 was $536.7 million, a decrease of $103.7 million from the first six months of 2009. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $734.8 million and $689.8 million at June 30, 2010 and 2009, respectively. The carrying value of securities pledged as collateral at the FHLB was $20.0 million and $86.0 million at June 30, 2010 and 2009, respectively. Through CNB, we had an available line of credit with the FHLB of $9.9 million at June 30, 2010 and 2009. We had no outstanding balance on the line of credit with the FHLB at June 30, 2010.

The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2010.  We had no outstanding balance on this line of credit at June 30, 2010.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at June 30, 2010 and December 31, 2009. The Company’s Tier 1 capital to risk weighted assets was 12.74% and 12.24% at June 30, 2010 and December 31, 2009, respectively and total capital to risk weighted assets was 13.99% and 13.49% at June 30, 2010 and December 31, 2009, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.41% and 8.17% at June 30, 2010 and December 31, 2009, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2010, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $199.7 million and $190.6 million at June 30, 2010 and December 31, 2009, respectively, which amounted to 8.7% of total assets at June 30, 2010 and 8.5% of total assets at December 31, 2009.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $3.8 million for each of the six month periods ended June 30, 2010 and 2009. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds.  Camden National Bank (“CNB”) declared dividends in the aggregate amount of $6.0 million for each of the first six months of 2010 and the first six months of 2009. If we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2010, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$3,270	$3,262	$8	$—	$—
Commercial Commitment Letters	6,255	6,255	—	—	—
Residential Loan Origination	8,142	8,142	—	—	—
Home Equity Line of Credit Commitments	157,074	16,505	6,571	6,225	127,773
Other Commitments to Extend Credit	95,089	90,006	3,936	818	329
Total	$269,830	$124,170	$10,515	$7,043	$128,102

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2010, we had the following levels of contractual obligations:

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$3,174	$716	$1,078	$474	$906
Capital Leases	1,190	38	95	92	965
FHLB Borrowings – Overnight	64,960	64,960	—	—	—
FHLB Borrowings – Advances	174,503	57,055	51,036	40,000	26,412
Commercial Repurchase Agreements	116,410	10,000	101,110	—	5,300
Other Borrowed Funds	122,859	122,859	—	—	—
Junior Subordinated Debentures	43,563	—	—	—	43,563
Note Payable	767	146	501	103	17
Other Contractual Obligations	161	161	—	—	—
Total	$527,587	$255,935	$153,820	$40,669	$77,163

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2010, the Company had three forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029 and June 30, 2030.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the second quarter of 2010 and 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.  All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	June 30, 2010	June 30, 2009
Year 1
+400 bp	(0.60)%	(0.80)%
+200 bp	(0.60)%	(0.20)%
-100 bp	(0.50)%	(0.90)%
Year 2
+400 bp	(1.60)%	1.30%
+200 bp	0.10%	2.90%
-100 bp	(5.60)%	(4.30)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2010 were the increase in the investment balances, higher balances of retail deposits, and an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as pressure builds from the ongoing repricing of loan and investment cashflows at compressed yields.  In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter.   Beyond the first year, opportunities to reduce funding costs become more difficult while mortgage related cashflows accelerate and are replaced at lower rate levels, resulting in tighter spreads and a decrease in expected net interest income.  Rising rate scenarios continue to be the best case scenario for the Bank over the long term.  In the early stages of a rising rate environment, net interest income is projected to trend slightly below the base scenarios as the short-term funding base adjusts upward producing funding cost increases while asset yields are slower to respond.  Thereafter, funding costs stabilize and the asset base continues to be repriced or replaced at higher levels, causing an upward trend to extend throughout the remaining simulation period.  If the yield curve were to flatten as rates rise, pressure on net interest income would be greater.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2010, we had a notional principal amount of $30.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the corporation or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the corporation's common stock during the three months ended June 30, 2010.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2010 to April 30, 2010	—	$—	—	—
May 1, 2010 to May 31, 2010	—	—	—	—
June 1, 2010 to June 30, 2010	—	—	—	—
Total Purchases of Equity Securities	—	$—	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 (a)  Exhibits

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 6, 2010
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	August 6, 2010
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith