Form 10-Q
period 2010-09-30
CAMDEN NATIONAL CORP
filed 2010-11-05
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Outstanding at November 1, 2010:  Common stock (no par value) 7,657,098 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition September 30, 2010 and December 31, 2009	4

	Consolidated Statements of Income Three and Nine Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2010 and 2009	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements Nine Months Ended September 30, 2010 and 2009	8-19

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	34-35

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	[REMOVED AND RESERVED]	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	38

SIGNATURES		39

EXHIBIT INDEX		40

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker
Berry, Dunn, McNeil & Parker

Bangor, Maine
November 5, 2010

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2010	2009
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$33,382	$29,772
Securities
Securities available for sale, at fair value	541,235	479,708
Securities held to maturity, at amortized cost (fair value $39,901 and $39,639 at September 30, 2010 and December 31, 2009, respectively)	36,745	37,914
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,965
Total securities	599,942	539,587
Trading account assets	2,173	1,725
Loans held for sale	2,456	—
Loans	1,536,077	1,526,758
Less allowance for loan losses	(22,336)	(20,246)
Net loans	1,513,741	1,506,512
Goodwill and other intangible assets	45,966	46,398
Bank-owned life insurance	42,796	41,677
Premises and equipment, net	25,884	26,054
Deferred tax asset	11,317	10,317
Prepaid FDIC assessment	6,686	8,197
Interest receivable	7,337	7,236
Other real estate owned	2,630	5,479
Other assets	13,692	12,429
Total assets	$2,308,002	$2,235,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$226,678	$193,549
Interest checking, savings and money market	747,000	675,681
Retail certificates of deposit	492,397	545,789
Brokered deposits	116,173	80,788
Total deposits	1,582,248	1,495,807
Federal Home Loan Bank advances	164,397	209,710
Other borrowed funds	287,810	274,125
Junior subordinated debentures	43,589	43,512
Accrued interest and other liabilities	25,768	21,668
Total liabilities	2,103,812	2,044,822

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,657,098 and 7,644,837 shares on September 30, 2010 and December 31, 2009, respectively	50,763	50,062
Retained earnings	146,179	133,634
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	10,817	7,083
Net unrealized (losses) gains on derivative instruments, at fair value, net of tax	(2,636)	739
Net unrecognized losses on postretirement plans, net of tax	(933)	(957)
Total accumulated other comprehensive income	7,248	6,865
Total shareholders’ equity	204,190	190,561
Total liabilities and shareholders’ equity	$2,308,002	$2,235,383

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and per Share Data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$20,685	$21,121	$61,725	$64,012
Interest on U.S. government and sponsored enterprise obligations	5,037	6,229	15,366	20,229
Interest on state and political subdivision obligations	528	602	1,601	1,876
Interest on federal funds sold and other investments	28	28	84	99
Total interest income	26,278	27,980	78,776	86,216
Interest Expense
Interest on deposits	3,734	5,413	11,812	17,743
Interest on borrowings	2,953	3,630	9,357	11,267
Interest on junior subordinated debentures	712	712	2,108	2,136
Total interest expense	7,399	9,755	23,277	31,146
Net interest income	18,879	18,225	55,499	55,070
Provision for credit losses	1,291	2,000	5,237	6,514
Net interest income after provision for credit losses	17,588	16,225	50,262	48,556
Non-Interest Income
Income from fiduciary services	1,618	1,471	4,697	4,332
Service charges on deposit accounts	1,151	1,361	3,716	3,943
Other service charges and fees	945	777	2,507	2,202
Bank-owned life insurance	401	368	1,119	1,108
Brokerage and insurance commissions	419	378	1,065	1,021
Mortgage banking income	160	351	332	1,222
Net (loss) gain on sale of securities	(188)	1	(188)	1
Other income	2,331	437	2,765	913
Total non-interest income before other-than-temporary impairment of securities	6,837	5,144	16,013	14,742
Other-than-temporary impairment of securities	(38)	—	(217)	—
Total non-interest income	6,799	5,144	15,796	14,742
Non-Interest Expenses
Salaries and employee benefits	6,949	6,071	19,472	18,195
Furniture, equipment and data processing	1,150	1,045	3,396	3,078
Regulatory assessments	832	693	2,149	3,304
Net occupancy	899	874	2,830	2,954
Consulting and professional fees	589	566	1,926	1,750
Other real estate owned and collection costs	636	779	2,768	1,941
Amortization of intangible assets	144	144	432	433
Other expenses	2,260	1,975	6,265	6,199
Total non-interest expenses	13,459	12,147	39,238	37,854
Income before income taxes	10,928	9,222	26,820	25,444
Income Taxes	3,487	2,894	8,480	7,898
Net Income	$7,441	$6,328	$18,340	$17,546

Per Share Data
Basic earnings per share	$0.97	$0.83	$2.40	$2.30
Diluted earnings per share	$0.97	$0.83	$2.39	$2.29
Weighted average number of common shares outstanding	7,657,098	7,644,829	7,655,097	7,641,705
Diluted weighted average number of common shares outstanding	7,663,051	7,654,175	7,660,919	7,645,824

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

(In Thousands, Except Number of Shares and per Share Data)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrecognized Losses on Postretirement Plans	Total Shareholders’ Equity
Balance at December 31, 2008	$48,984	$118,564	$(89)	$—	$(1,059)	$166,400

Net income	—	17,546	—	—	—	17,546
Change in unrealized gains on securities available for sale, net of taxes of ($4,443)	—	—	8,252	—	—	8,252
Change in unrealized gains on derivative instruments at fair value, net of taxes of ($6)	—	—	—	11	—	11
Change in net unrecognized losses on postretirement plans, net of taxes of ($25)	—	—	—	—	47	47
Total comprehensive income	—	17,546	8,252	11	47	25,856
Stock-based compensation expense	295	—	—	—	—	295
Exercise of stock options and issuance of restricted stock (5,009 shares)	10	—	—	—	—	10
Common stock repurchased (1,690 shares)	—	(55)	—	—	—	(55)
Cash dividends declared ($0.75/share)	—	(5,735)	—	—	—	(5,735)
Balance at September 30, 2009	$49,289	$130,320	$8,163	$11	$(1,012)	$186,771

Balance at December 31, 2009	$50,062	$133,634	$7,083	$739	$(957)	$190,561

Net income	—	18,340	—	—	—	18,340
Change in unrealized gains on securities available for sale, net of taxes of ($2,010)	—	—	3,734	—	—	3,734
Change in unrealized losses on derivative instruments at fair value, net of taxes of $1,816	—	—	—	(3,375)	—	(3,375)
Change in net unrecognized losses on postretirement plans, net of taxes of ($13)	—	—	—	—	24	24
Total comprehensive income	—	18,340	3,734	(3,375)	24	18,723
Stock-based compensation expense	623	—	—	—	—	623
Exercise of stock options and issuance of restricted stock (10,940 shares)	78	—	—	—	—	78
Common stock repurchased (1,385 shares)	—	(44)	—	—	—	(44)
Cash dividends declared ($0.75/share)	—	(5,751)	—	—	—	(5,751)

Balance at September 30, 2010	$50,763	$146,179	$10,817	$(2,636)	$(933)	$204,190

  See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In Thousands)	2010	2009
Operating Activities
Net income	$18,340	$17,546
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	5,237	6,514
Depreciation and amortization	2,560	2,028
Stock-based compensation expense	623	295
(Increase) decrease in interest receivable	(101)	676
Amortization of intangible assets	432	433
Net increase in trading assets	(448)	(363)
Net investment securities losses (gains)	188	(1)
Other-than-temporary impairment of securities	217	—
Net increase in other real estate owned valuation allowance	21	1,011
Originations of mortgage loans held for sale	(4,690)	(72,529)
Proceeds from the sale of mortgage loans	2,234	71,231
Gain on sale of mortgage loans	(83)	(102)
Liquidation of defined benefit pension plan	—	(735)
Decrease in prepaid FDIC assessment	1,511	—
Increase in other assets	(4,391)	(4,407)
(Decrease) increase in other liabilities	(825)	898
Net cash provided by operating activities	20,825	22,495
Investing Activities
Proceeds from maturities of securities held to maturity	1,130	2,606
Proceeds from sales and maturities of securities available for sale	121,929	138,200
Purchase of securities available for sale	(178,245)	(45,616)
Net increase in loans	(13,205)	(22,468)
Proceeds from the sale of other real estate owned	4,169	448
Purchase of premises and equipment	(1,736)	(1,152)
Net cash (used) provided by investing activities	(65,958)	72,018
Financing Activities
Net increase in deposits	86,432	23,794
Proceeds from Federal Home Loan Bank long-term advances	20,177	8,163
Repayments on Federal Home Loan Bank long-term advances	(65,489)	(56,593)
Net change in short-term Federal Home Loan Bank borrowings	(24,335)	(116,375)
Net increase in other borrowed funds	37,670	47,164
Exercise of stock options and issuance of restricted stock	78	10
Common stock repurchased	(44)	(55)
Cash dividends paid on common stock	(5,746)	(5,735)
Net cash provided (used) by financing activities	48,743	(99,627)
Net increase (decrease) in cash and cash equivalents	3,610	(5,114)
Cash and cash equivalents at beginning of year	29,772	35,195
Cash and cash equivalents at end of period	$33,382	$30,081

Supplemental information
Interest paid	$23,777	$31,837
Income taxes paid	9,860	5,200
Transfer from loans to loans held for sale	4,690	1,298
Transfer from loans to other real estate owned	1,341	2,900

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2010 and December 31, 2009, the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and nine-month periods ended September 30, 2010 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2009 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income, as reported	$7,441	$6,328	$18,340	$17,546
Weighted-average common shares outstanding – basic	7,657,098	7,644,829	7,655,097	7,641,705
Dilutive effect of stock-based compensation	5,953	9,346	5,822	4,119
Weighted-average common and potential common shares – diluted	7,663,051	7,654,175	7,660,919	7,645,824
Basic earnings per share – common stock	$0.97	$0.83	$2.40	$2.30
Basic earnings per share – unvested share-based payment awards	0.97	0.83	2.40	2.30
Diluted earnings per share – common stock	0.97	0.83	2.39	2.29
Diluted earnings per share – unvested share-based payment awards	0.97	0.83	2.39	2.29

For the three-month and nine-month periods ended September 30, 2010, options to purchase 92,050  and 87,750 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.  For the three-month and nine-month periods ended September 30, 2009, options to purchase 64,750 and 79,800 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010
Available for sale
Obligations of U.S. Government sponsored enterprises	$49,992	$333	$—	$50,325
Obligations of states and political subdivisions	16,502	709	—	17,211
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	428,210	18,484	(51)	446,643
Private issue collateralized mortgage obligations	24,889	58	(2,389)	22,558
Total debt securities	519,593	19,584	(2,440)	536,737
Equity securities	5,000	—	(502)	4,498
Total securities available for sale	$524,593	$19,584	$(2,942)	$541,235
Held to maturity
Obligations of states and political subdivisions	$36,745	$3,156	$—	$39,901
Total securities held to maturity	$36,745	$3,156	$—	$39,901

December 31, 2009
Available for sale
Obligations of states and political subdivisions	$17,587	$473	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	412,113	16,608	(365)	428,356
Private issue collateralized mortgage obligations	34,121	12	(5,261)	28,872
Total debt securities	463,821	17,093	(5,626)	475,288
Equity securities	5,000	—	(580)	4,420
Total securities available for sale	$468,821	$17,093	$(6,206)	$479,708
Held to maturity
Obligations of states and political subdivisions	$37,914	$1,725	$—	$39,639
Total securities held to maturity	$37,914	$1,725	$—	$39,639

During the third quarter of 2010, the Company recorded proceeds of $4.2 million on the sale of an investment classified as available for sale, which resulted in gross realized losses of $188,000.  The investment sold had been downgraded to non-investment grade in 2009 and, although the Company’s tranche was comprised of high quality loans, credit support had declined noticeably over the past few months due to poor performance of other tranches.  The Company had not recorded any other-than-temporary impairment (“OTTI”) on this security; however, with the increased deterioration and an increase in market price, in a relatively illiquid market for the non-agency sector, management decided to sell the security during the quarter.  Unrealized gains on securities available for sale arising during the nine months ended September 30, 2010 and included in other comprehensive income amounted to $3.7 million, net of deferred taxes of $2.0 million.

At September 30, 2010, securities with an amortized cost of $378.2 million and an estimated fair value of $395.9 million were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,017	$2,031
Due after one year through five years	75,395	76,691
Due after five years through ten years	66,604	69,786
Due after ten years	375,577	388,229
	$519,593	$536,737
Held to maturity
Due in one year or less	$165	$166
Due after one year through five years	3,922	4,191
Due after five years through ten years	31,997	34,852
Due after ten years	661	692
	$36,745	$39,901

Management reviews the investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The following table shows the unrealized gross losses and estimated fair values of investment securities at September 30, 2010 and December 31, 2009, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Mortgage-backed securities	$20,547	$(50)	$74	$(1)	$20,621	$(51)
Private issue collateralized mortgage obligations	495	(17)	19,996	(2,372)	20,491	(2,389)
Equity securities	—	—	4,498	(502)	4,498	(502)
Total	$21,042	$(67)	$24,568	$(2,875)	$45,610	$(2,942)

December 31, 2009
Mortgage-backed securities	$25,003	$(364)	$57	$(1)	$25,060	$(365)
Private issue collateralized mortgage obligations	—	—	27,910	(5,261)	27,910	(5,261)
Equity securities	—	—	4,420	(580)	4,420	(580)
Total	$25,003	$(364)	$32,387	$(5,842)	$57,390	$(6,206)

At September 30, 2010, $45.6 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $10.6 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is primarily the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 22 securities with a fair value of $24.6 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk securities in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at September 30, 2010 reflect potential future credit losses in the base case. Based on this analysis the Company recorded a $38,000 OTTI write-down in the third quarter of 2010, bringing the total OTTI write-down on three private issue CMOs during the first nine months of 2010 to $217,000.

At September 30, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction since 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
Residential real estate loans	$614,176	$627,979
Commercial real estate loans	449,672	434,783
Commercial loans	187,091	191,214
Consumer loans	285,424	273,106
Deferred loan fees net of costs	(286)	(324)
Total loans	$1,536,077	$1,526,758

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

Non-accrual loans at September 30, 2010 were $18.0 million, or 1.37% of total loans, compared to $17.9 million, or 1.29% of total loans, at December 31, 2009. Non-accrual loans at September 30, 2010 were comprised of $6.7 million in commercial real estate loans, $5.8 million in residential real estate loans, $4.3 million in commercial loans, and $1.2 million in consumer loans. Non-accrual loans at December 31, 2009 consisted of $6.5 million in commercial real estate loans, $6.2 million in residential real estate loans, $4.1 million in commercial loans, and $1.1 million in consumer loans.

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

 The following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$22,266	$18,654	$20,246	$17,691
Loan charge-offs	(1,395)	(1,356)	(3,805)	(5,354)
Recoveries on loans previously charged off	173	137	653	584
Net charge-offs	(1,222)	(1,219)	(3,152)	(4,770)
Provision for loan losses	1,292	2,000	5,242	6,514
Balance at end of period	$22,336	$19,435	$22,336	$19,435

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

In 2008, the Company acquired $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition of Union Bankshares Company (“Union Bankshares”). The changes in goodwill, core deposit intangible and trust relationship intangible for the nine months ended September 30, 2010 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2009	$34,720	$7,060	$41,780
2010 activity	—	—	—
Balance at September 30, 2010	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$14,444	$(10,428)	$4,016
2010 amortization	—	(376)	(376)
Balance at September 30, 2010	$14,444	$(10,804)	$3,640

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$753	$(151)	$602
2010 amortization	—	(56)	(56)
Balance at September 30, 2010	$753	$(207)	$546

During the fourth quarter of 2009, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at September 30, 2010:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2010	$19	$126
2011	75	502
2012	75	502
2013	75	502
2014	75	502
Thereafter	227	1,506
Total unamortized intangible	$546	$3,640

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net period benefit cost
Service cost	$45	$51	$135	$153
Interest cost	107	104	321	312
Recognized net actuarial loss	7	19	23	57
Recognized prior service cost	4	4	14	13
Net period benefit cost	$163	$178	$493	$535

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net period benefit cost
Service cost	$18	$16	$52	$48
Interest cost	35	34	107	102
Recognized net actuarial loss	1	—	1	1
Net period benefit cost	$54	$50	$160	$151

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

Under the Management Stock Purchase Plan, the Company granted management employees an aggregate of 1,677 shares of common stock during the first quarter of 2010 and an aggregate of 174 shares of common stock during the third quarter of 2010 in lieu of incentive bonuses.  During the first quarter of 2010, the Company granted 1,565 Deferred Stock Awards under the Defined Contribution Retirement Plan.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of September 30, 2010.

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

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

Fair Value Measurement at September 30, 2010	Level 1	Level 2	Level 3	Fair Value Measurements at September 30, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$50,325	$—	$50,325
Obligations of states and political subdivisions	—	17,211	—	17,211
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	446,643	—	446,643
Private issue collateralized mortgage obligations	—	22,558	—	22,558
Equity securities	—	4,498	—	4,498
Trading account assets	2,173	—	—	2,173
Loans held for sale	2,456	—	—	2,456
Liabilities:
Derivatives instruments	—	4,055	—	4,055
Fair Value Measurement at December 31, 2009				Fair Value Measurements at December 31, 2009
Assets:
Securities available for sale:
Obligations of states and political subdivisions	$—	$18,060	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	428,356	—	428,356
Private issue collateralized mortgage obligations	—	28,872	—	28,872
Equity securities	—	4,420	—	4,420
Trading account assets	1,725	—	—	1,725
Derivatives instruments	—	1,136	—	1,136

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

Fair Value Measurement at September 30, 2010	Level 1	Level 2	Level 3	Fair Value Measurements at September 30, 2010
Assets:
Impaired loans	$—	$16,247	$—	$16,247
Other real estate owned (OREO)	—	—	2,630	2,630
Mortgage servicing rights	—	652	—	652

Fair Value Measurement at December 31, 2009				Fair Value Measurements at December 31, 2009
Assets:
Impaired loans	$—	$16,135	$—	$16,135
OREO	—	—	5,479	5,479
Mortgage servicing rights	—	965	—	965

 The following table reconciles the beginning and ending balances of OREO measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs:

	September 30,	December 31,
	2010	2009
Balance at beginning of year	$5,479	$4,024
Additions	1,341	3,420
Net increase in OREO valuation allowance	(21)	(1,006)
Properties sold	(4,169)	(959)
Balance at end of period	$2,630	$5,479

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value less costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically immaterial and result in a Level 2 classification of the inputs for determining fair value.  Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$33,382	$33,382	$29,772	$29,772
Securities available for sale	541,235	541,235	479,708	479,708
Securities held to maturity	36,745	39,901	37,914	39,639
Trading account assets	2,173	2,173	1,725	1,725
Loans held for sale	2,456	2,456	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	21,962	21,962	21,965	21,965
Loans receivable, net of allowance	1,513,741	1,546,769	1,506,512	1,526,148
Mortgage servicing rights	632	652	810	965
Interest receivable	7,337	7,337	7,236	7,236
Derivatives instruments	—	—	1,136	1,136
Financial liabilities:
Deposits	1,582,248	1,592,447	1,495,807	1,502,020
Federal Home Loan Bank advances	164,397	172,965	209,710	216,373
Commercial repurchase agreements	106,383	115,073	126,466	135,189
Other borrowed funds	181,427	181,427	147,659	147,659
Junior subordinated debentures	43,589	51,085	43,512	51,075
Interest payable	2,093	2,093	2,593	2,593
Derivatives instruments	4,055	4,055	—	—

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

Federal Home Loan Bank and Federal Reserve Bank Stock:  The carrying amount approximates fair value.

Loans Held for Sale:  Loans held for sale are reported at the lower of cost or market in the aggregate, with any adjustment for net unrealized losses reported as non-interest income.  Market is based on executed sales agreements for these loans.

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

Derivatives:  The determination of the fair value of many derivatives is mainly derived from inputs that are observable in the market place. Such inputs include yield curves, publicly available volatilities, and floating indexes, and accordingly are classified as Level 2 inputs.  Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk.  With the issuance of FASB ASC Topic 820, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Company does not determine credit value adjustment on derivative assets and liabilities where the Company and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30,	December 31,
	2010	2009
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$160,353	$153,245
Commercial and commercial real estate	95,091	116,412
Residential	17,203	9,009
Letters of credit	2,769	3,089
Commercial commitment letters	7,244	4,103
Derivative Financial Instruments:
Interest rate cap	—	20,000
Forward interest rate swap	30,000	20,000

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

The Company has a notional amount of $30.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest on these debentures converts from a fixed interest rate to a variable interest rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. On March 18, 2009, the Company purchased a 10-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.09% and a maturity date of June 20, 2021. On July 8, 2009, the Company purchased an 18-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.84% and a maturity of June 30, 2029. On May 6, 2010, the Company purchased a 19-year forward interest rate swap with a notional amount of $10.0 million, a fixed cost of 5.71% and a maturity of June 30, 2030. The fair value of the swap agreements at September 30, 2010 was $4.1 million and, as these instruments qualify as highly effective cash flow hedges, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There was a commitment to sell mortgages at September 30, 2010 of $2.2 million and no commitments at December 31, 2009.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers. Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2010, the notional amounts of the interest rate lock commitments and forward commitments were $17.2 million and $2.2 million, respectively.  At December 31, 2009, the notional amount of the interest rate lock commitments was $10.3 million.  Based upon the minimal change in market interest rates between the commitment date and reporting period, the Company determined the balance sheet impact resulting from the change in fair value of the interest rate lock commitments was not material.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2010 for potential recognition or disclosure as required by GAAP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance of the Company’s investment portfolio, quality of credits or the overall demand for services; changes in loan default and charge-off rates which could affect the allowance for credit losses; declines in the equity and financial markets; reductions in deposit levels which could necessitate increased and/or higher cost borrowing to fund loans and investments; declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income; changes in the domestic interest rate environment and inflation; changes in the carrying value of investment securities and other assets; further actions by the U.S. government and Treasury Department that could have a negative impact on the Company’s investment portfolio and earnings; misalignment of the Company’s interest-bearing assets and liabilities; increases in loan repayment rates affecting interest income and the value of mortgage servicing rights; changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and changes in accounting rules, federal and state laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact the Company’s ability to take appropriate action to protect the Company’s financial interests in certain loan situations.

You should not place undue reliance on the Company’s forward-looking statements, and are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, which are included in more detail in the Company’s Annual Report on Form 10-K and other filings submitted to the Securities and Exchange Commission.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

CRITICAL ACCOUNTING POLICIES

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of September 30, 2010 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank Board of Directors, on a quarterly basis.

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

Valuation of OREO.  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its fair value on the date of acquisition. At the acquisition date, if the fair value of the property less the costs to sell such property is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, we use a current appraisal or broker’s opinion to substantiate fair value for the property.

Other-Than-Temporary Impairment ("OTTI") of Investments.  We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Effectiveness of Hedging Derivatives.  The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Company in the management of its interest rate risk position. The Company’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. As a result of interest rate fluctuations, hedged assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.  The Company utilizes a third party service to evaluate the effectiveness of its cash flow hedges on a quarterly basis.  The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the balance sheet.  The ineffective portions of cash flow hedging transactions are included in “other income” in the income statement if material.

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

Income Taxes.  We account for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2007 through 2009 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2010:

Net income of $18.3 million for the nine-month period ended September 30, 2010 increased $794,000 compared to the nine-month period ended September 30, 2009.  Net income per diluted share increased to $2.39 compared to $2.29 per diluted share earned during the first nine months of 2009. The following were major factors contributing to the results of the first nine months of 2010 compared to the same period of 2009:

•
Net interest income on a fully-taxable equivalent basis for the first nine months of 2010 increased to $56.6 million due to the decline in cost of funds being greater than the decline in yield on average earning assets even though average earnings assets decreased $35.9 million,

•	The provision for loan losses decreased by $1.3 million to $5.2 million in the first nine months of 2010 compared to the same period of 2009,

•
For the nine months ended September 30, 2010, net charge-offs totaled $3.2 million, or an annualized rate of 0.27% of average loans, compared to $4.8 million, or 0.42% of average loans, for the same period of 2009. Non-performing assets as a percentage of total assets was 1.03% and 1.04% at September 30, 2010 and 2009, respectively,

•
Non-interest income for the first nine months of 2010 was $15.8 million, a 7% increase from the first nine months of 2009, primarily due to a $2.0 million legal settlement (the “Legal Settlement”) related to a $15.0 million investment write-down of auction pass-through certificates with Federal Home Loan Mortgage Corporation preferred stock assets recorded in 2008, partially offset by a reduction in mortgage banking income of $890,000, and

•	Non-interest expense for the first nine months of 2010 was $39.2 million, an increase of $1.4 million, or 4%, from the first nine months of 2009.

For the three months ended September 30, 2010:

Net income of $7.4 million for the three-month period ended September 30, 2010 increased $1.1 million compared to the three-month period ended September 30, 2009.  Net income per diluted share increased to $0.97, compared to $0.83 per diluted share earned during the same three months of 2009. The following were major factors contributing to the results of the third quarter of 2010 compared to the same period of 2009:

•
Net interest income on a fully-taxable equivalent basis for the third quarter of 2010 increased 3% to $19.3 million compared to the same period of 2009 due to lower rates on deposit accounts, maturing retail certificates of deposit and wholesale funding combined with a favorable change in the Company’s deposit mix as a result of growth in lower cost transaction accounts,

•	The provision for loan losses of $1.3 million decreased $709,000 in the third quarter of 2010 compared to the same period of 2009,

•	Non-interest income for the third quarter of 2010 was $6.8 million, a $1.7 million, or 32%, increase compared to the third quarter of 2009 primarily related to the $2.0 million Legal Settlement, and

•
Non-interest expense for the third quarter of 2010 was $13.5 million, an increase of $1.3 million, or 11%, from the third quarter of 2009 primarily due to increases in salaries and employee benefits, an increase in FDIC assessments, and higher debit card costs.

Financial condition at September 30, 2010 compared to December 31, 2009:

•
Total loans at September 30, 2010 were $1.5 billion, an increase of $9.3 million compared to December 31, 2009. The increase in loan balances was primarily in the commercial real estate and consumer portfolios,

•	Investment securities increased to $599.9 million at September 30, 2010 compared to $539.6 million at December 31, 2009 due to securities being added to the portfolio,

•
Deposits at September 30, 2010 were $1.6 billion, an increase of $86.4 million compared to December 31, 2009.  The increase in deposit balances was in the demand, interest checking, savings, money market and brokered deposits, and

•	Shareholders’ equity increased 7% compared to December 31, 2009 due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income is our largest source of revenue and accounts for approximately 75% of total revenues. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Net interest income was $56.6 million on a fully-taxable equivalent basis for the nine months ended September 30, 2010, compared to $56.4 million for the first nine months of 2009, an increase of $199,000, or 4%. The increase in net interest income is primarily due to an improvement of seven basis points in the net interest margin to 3.59%.  Total average interest-earning assets decreased $35.9 million for the nine months ended September 30, 2010 compared to the same period in 2009, due to a decrease in investments, partially offset by increases in average loans of $31.8 million.  The yield on earning assets for the first nine months of 2010 decreased 40 basis points compared to the same period in 2009, reflecting the impact of the low interest rate environment on both investment and loan yields as these earning assets were booked or repriced.  Average interest-bearing liabilities decreased $70.1 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to declines in wholesale funding, in part offset by an increase in brokered deposits. Total cost of funds decreased 49 basis points due to the decline in short-term interest rates combined with a favorable shift in average balances to low cost deposits.

The following table presents, for the periods noted, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$497,312	$15,434	4.14%	$555,525	$20,312	4.88%
Securities – nontaxable (1)	55,047	2,463	5.97%	64,956	2,886	5.92%
Trading account assets	1,895	16	1.13%	1,413	16	1.55%
Loans (1) (2) :
Residential real estate	623,409	25,125	5.37%	621,407	27,089	5.81%
Commercial real estate	440,720	19,039	5.70%	408,622	18,803	6.07%
Commercial	175,689	7,236	5.43%	183,775	7,700	5.53%
Municipal	16,417	675	5.50%	23,756	913	5.14%
Consumer	278,116	9,887	4.75%	265,006	9,826	4.96%
Total loans	1,534,351	61,962	5.36%	1,502,566	64,331	5.69%
Total interest-earning assets	2,088,605	79,875	5.08%	2,124,460	87,545	5.48%
Cash and due from banks	33,930			28,055
Other assets	162,130			154,800
Less: allowance for loan losses	(21,913)			(18,388)
Total assets	$2,262,752			$2,288,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$249,441	681	0.36%	$212,402	759	0.48%
Savings accounts	153,781	358	0.31%	138,039	368	0.36%
Money market accounts	285,972	1,781	0.83%	293,253	2,407	1.10%
Certificates of deposit	528,784	7,694	1.95%	584,747	12,727	2.91%
Total retail deposits	1,217,978	10,514	1.15%	1,228,441	16,261	1.77%
Broker deposits	104,135	1,298	1.67%	80,973	1,482	2.45%
Junior subordinated debentures	43,553	2,108	6.47%	43,449	2,136	6.57%
Borrowings	477,023	9,357	2.62%	559,886	11,267	2.69%
Total wholesale funding	624,711	12,763	2.73%	684,308	14,885	2.91%
Total interest-bearing liabilities	1,842,689	23,277	1.69%	1,912,749	31,146	2.18%
Demand deposits	200,515			180,702
Other liabilities	22,200			21,448
Shareholders’ equity	197,348			174,028
Total liabilities and shareholders’ equity	$2,262,752			$2,288,927
Net interest income (fully-taxable equivalent)		56,598			56,399
Less: fully-taxable equivalent adjustment		(1,099)			(1,329)
		$55,499			$55,070
Net interest rate spread (fully-taxable equivalent)			3.39%			3.30%
Net interest margin (fully-taxable equivalent)			3.59%			3.52%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The ALL is our best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The ALL was $22.3 million, or 1.45%, of total loans, at September 30, 2010 compared to $20.2 million, or 1.33%, of total loans, at December 31, 2009. For the nine months ended September 30, 2010, our provision for credit losses charged to earnings was $5.2 million, compared to $6.5 million for the same period in 2009. The decrease in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, levels of nonperforming assets, loan losses, and our evaluation of credit quality and general economic conditions.  For the first nine months of 2010, the annualized ratio of net loan charge-offs to average loans was 0.27% compared to 0.42% for the same period in 2009.  See additional ALL discussion under the caption “Asset Quality.”

Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from fiduciary services	$1,618	$1,471	$4,697	$4,332
Service charges on deposit accounts	1,151	1,361	3,716	3,943
Other service charges and fees	945	777	2,507	2,202
Bank-owned life insurance	401	368	1,119	1,108
Brokerage and insurance commissions	419	378	1,065	1,021
Mortgage banking income	160	351	332	1,222
Net (loss) gain on sale of securities	(188)	1	(188)	1
Other income	2,331	437	2,765	913
Total non-interest income before other-than-temporary impairment of securities	6,837	5,144	16,013	14,742
Other-than-temporary impairment of securities	(38)	—	(217)	—
Total non-interest income	$6,799	$5,144	$15,796	$14,742

Non-interest income for the nine month periods ended September 30, 2010 and September 30, 2009, totaled $15.8 million and $14.7 million, respectively.  The significant changes include:

•	Increase in other income of $1.9 million primarily due to the $2.0 million Legal Settlement,

•	Increase in income from fiduciary services of $365,000, or 8%, resulting from market value increases in assets under administration,

•	Increase in other service charges and fees of $305,000, or 14%, resulting from increased debit card income associated with increased transaction volume,

•
Decrease in mortgage banking income of $890,000, or 73%, primarily due to the sale of $72.5 million in residential loans during the first nine months of 2009 compared to loan sales of $4.7 million in the first nine months of 2010, and

•	An OTTI write-down of $217,000 on private issue collateralized mortgage obligations in the first nine months of 2010.

Non-interest income for the three month periods ended September 30, 2010 and September 30, 2009 was $6.8 million and $5.1 million, respectively.  The significant changes include:

•	Increase in other income of $1.9 million resulting primarily from the $2.0 million Legal Settlement,

•
Decrease in service charges on deposit accounts of $210,000, or 18%, resulting primarily from a decrease in overdraft protection fee income associated with recent regulation prohibiting financial institutions from charging consumers fees for paying overdrafts on automated teller machines (ATM) and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions,

•	Increase in other service charges and fees of $168,000, or 22%, resulting from increased debit card income associated with increased transaction volume, and

•
Decrease in mortgage banking income of $191,000, or 54%, primarily due to the sale of $28.5 million in residential loan sales during the third quarter of 2009 compared to $4.7 million in the third quarter of 2010.

Non-Interest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$6,949	$6,071	$19,472	$18,195
Furniture, equipment and data processing	1,150	1,045	3,396	3,078
Regulatory assessments	832	693	2,149	3,304
Net occupancy	899	874	2,830	2,954
Consulting and professional fees	589	566	1,926	1,750
OREO and collection costs	636	779	2,768	1,941
Amortization of intangible assets	144	144	432	433
Other expenses	2,260	1,975	6,265	6,199
Total non-interest expenses	$13,459	$12,147	$39,238	$37,854

Non-interest expense increased $1.4 million, or 4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The significant changes include:

•
Increase in salaries and employee benefits of $1.3 million, or 7%, primarily due to a $401,000 increase in salaries, $459,000 increase in health care costs and a reduction in deferred salary costs of $502,000 related to high mortgage production volume in 2009,

•	Decrease in regulatory assessments of $1.2 million, or 35%, related to the Federal Deposit Insurance Corporation special assessment imposed on all banks in May 2009,

•	Increase in furniture, equipment and data processing of $318,000, or 10%, related to depreciation associated with investments in technology, including a telephone system, and

•	Increase in costs associated with foreclosure and collection costs and expenses on OREO of $827,000, or 43%, which includes OREO write-downs of $1.4 million due to declining real estate values.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 53.90% for the nine month period ended September 30, 2010 compared to 53.21% for the nine month period ended September 30, 2009.

Non-interest expense increased $1.3 million, or 11%, for the three months ended September 30, 2010 compared to the same period in 2009. The significant changes include:

•
Increase in salaries and employee benefits of $878,000, or 14%, primarily due to a $441,000 increase in incentive compensation resulting from the success of exceeding financial performance targets, as well as general salary increases of $249,000 related to merit increases and new positions and an increase in health insurance costs of $108,000,

•	Increase in regulatory assessments of $139,000, or 20%,

•	Decrease in costs associated with foreclosure and collection costs and expenses on OREO of $143,000, or 18%, and

•	Increase in other expenses of $285,000, or 13%, primarily due to higher debit card expense of $117,000 and an increase in employee hiring and training costs of $87,000.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 51.22% for the three month period ended September 30, 2010 compared to 51.02% for September 30, 2009.

FINANCIAL CONDITION
Overview

Total assets at September 30, 2010 were $2.3 billion, an increase of $72.6 million, or 3%, from December 31, 2009. The change in assets was due to increases in investments of $60.4 million, loans of $11.8 million (including loans held for sale), and cash and due from banks of $3.6 million.  These increases were partially offset by a decline in OREO of $2.8 million.  Total liabilities increased $59.0 million primarily due to an $86.4 million increase in deposits partially offset by a reduction in borrowed funds of $31.6 million. Total shareholders’ equity increased $13.6 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first nine months of 2010, average assets of $2.3 billion decreased $26.2 million, compared to the same period in 2009.  This decrease was primarily the result of a decline in average investments of $68.1 million, partially offset by a $31.8 million increase in the loan portfolio and a $7.4 million increase in prepaid FDIC assessments. Average liabilities decreased $49.5 million for the nine months ended September 30, 2010 compared to the same period of 2009, primarily due to a decrease in wholesale funding of $82.9 million, partially offset by a $32.5 million increase in average deposits (including brokered deposits).  The increase in deposits was primarily derived from low cost deposits with an increase in average demand deposit accounts of 11%, an increase in average interest checking of 17%, and an increase in average savings and money market accounts of 11%.  Average brokered funds increased $23.2 million as a result of more favorable pricing compared to other funding alternatives, including average retail certificates of deposit which declined $56.0 million.  Average shareholders’ equity increased $23.3 million, which was the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Assets

Investment Securities. Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment security balances at September 30, 2010 of $599.9 million increased $60.4 million, or 11%, from December 31, 2009.  We have investment securities in both the available-for-sale and held-to-maturity categories.

Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At September 30, 2010, we had $10.8 million of unrealized gains on securities available for sale, net of deferred taxes, compared to $7.1 million of unrealized gains, net of deferred taxes, at December 31, 2009. The change is primarily attributed to a decline in market interest rates.

At September 30, 2010, $8.9 million of our private issue collateralized mortgage obligations (“CMOs”) have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market.  Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses.  The results of the stress tests at September 30, 2010 reflect potential future credit losses in the base case.  Based on this analysis, the Company recorded a $217,000 OTTI write-down on three private issue CMOs during the first nine months of 2010.  During the third quarter of 2010, the Company recorded proceeds of $4.2 million on the sale of one downgraded CMO investment classified as available for sale, which resulted in gross realized losses of $188,000.

At September 30, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

In early 2009, the FHLB advised its members that it is focusing on preserving capital in response to ongoing market volatility.  Accordingly, payments of quarterly dividends were suspended and payment of any quarterly dividends in 2010 is unlikely. Further, the FHLB has placed a moratorium on excess stock repurchases from its members. We will continue to monitor our investment in FHLB stock.

Federal Home Loan Bank Stock. We are required to maintain a level of investment in FHLB stock based on the level of our FHLB advances. As of September 30, 2010, our investment in FHLB stock totaled $21.0 million. No market exists for shares of FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

Loans. At September 30, 2010, loans of $1.5 billion (including loans held for sale) increased $11.8 million from December 31, 2009 primarily due to an increase in commercial real estate, consumer, and loans held for sale of $14.9 million, $12.3 million and $2.5 million, respectively. These increases were partially offset by declines in the residential real estate portfolio of $13.8 million and commercial loans of $4.1 million as a result of pay-downs, prepayments and decreased demand.   During the first nine months of 2010, $4.7 million in residential real estate production was sold.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2010	2009
Non-accrual loans
Residential real estate	$5,793	$6,161
Commercial real estate	6,725	6,476
Commercial	4,334	4,145
Consumer	1,155	1,158
Total non-accrual loans	18,007	17,940
Accruing loans past due 90 days	1,034	1,135
Renegotiated loans not included above	2,055	581
Total non-performing loans	21,096	19,656
Other real estate owned	2,630	5,479
Total non-performing assets	$23,726	$25,135
Non-performing loans to total loans	1.37%	1.29%
Allowance for credit losses to non-performing loans	106.10%	103.26%
Non-performing assets to total assets	1.03%	1.13%
Allowance for credit losses to non-performing assets	94.34%	80.75%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At September 30, 2010, potential problem loans amounted to approximately $1.9 million, or 0.12%, of total loans, compared to $1.7 million, or 0.11% of total loans at December 31, 2009.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30,	December 31,
(Dollars in Thousands)	2010	2009
Loans 30-89 days past due:
Residential real estate loans	$3,186	$1,847
Commercial real estate	1,234	2,196
Commercial loans	2,772	639
Consumer loans	436	563
Total loans 30-89 days past due	$7,628	$5,245

Loans 30-89 days past due to total loans	0.50%	0.34%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first nine months of 2010, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009
Allowance at the beginning of the period	$20,246	$17,691
Provision for loan losses	5,242	6,514
Charge-offs:
Residential real estate loans	1,103	752
Commercial real estate	844	1,843
Commercial loans	1,098	1,865
Consumer loans	760	894
Total loan charge-offs	3,805	5,354

Recoveries:
Residential real estate loans	220	9
Commercial real estate loans	30	41
Commercial loans	208	276
Consumer loans	195	258
Total loan recoveries	653	584
Net charge-offs	(3,152)	(4,770)
Allowance at the end of the period	$22,336	$19,435

Components of allowance for credit losses:
Allowance for loan losses	$22,336	$19,435
Liability for unfunded credit commitments	47	51
Balance of allowance for credit losses at end of the period	$22,383	$19,486
Average loans outstanding	$1,534,351	$1,502,566

Net charge-offs (annualized) to average loans outstanding	0.27%	0.42%
Provision for credit losses (annualized) to average loans outstanding	0.26%	0.58%
Allowance for loan losses to total loans	1.45%	1.28%
Allowance for credit losses to net charge-offs (annualized)	532.63%	305.60%
Allowance for loan losses to non-performing loans	106.10%	106.79%
Allowance for loan losses to non-performing assets	94.34%	82.13%

During the first nine months of 2010, the Company provided $5.2 million of expense to the ALL compared to $6.5 million for the same period of 2009. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. Non-performing assets as a percentage of total assets amounted to 1.03% at September 30, 2010 compared to 1.04% and 1.13% at September 30, 2009 and December 31, 2009, respectively. Our local economy has continued to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $22.3 million, or 1.45% of total loans outstanding and 106.1% of total non-performing loans at September 30, 2010, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, more provision may be needed.  The ALL was 1.28% of total loans outstanding and 106.8% of total non-performing loans at September 30, 2009, and 1.33% of total loans outstanding and 103.0% of total non-performing loans at December 31, 2009.

Liabilities and Shareholders’ Equity

Total liabilities have increased $59.0 million, or 3%, since December 31, 2009, to $2.1 billion at September 30, 2010.  Borrowings declined $31.6 million with a decrease of $45.3 million in advances from the FHLB, offset by an increase in other borrowings of $13.7 million. Total deposits including brokered deposits increased $86.4 million primarily due to increases in demand deposits of $33.1 million, interest checking, savings and money market balances of $71.3 million and brokered deposits of $35.4 million, partially offset by a decline in retail certificates of deposit of $53.4 million.

Total shareholders’ equity increased $13.6 million, or 7%, since December 31, 2009 which was a result of current year earnings of $18.3 million, and a slight increase in other comprehensive income of $383,000, offset by dividends declared to shareholders of $5.8 million.

The following table presents certain information regarding shareholders’ equity for the periods ended:

	September 30,	December 31,
	2010	2009
Return on average equity	12.43%	12.81%
Average equity to average assets	8.72%	7.80%
Dividend payout ratio	31.36%	33.56%
Dividends declared per share	$0.75	$1.00
Book value per share	26.67	24.93

LIQUIDITY

Liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2010 and 2009, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2010, average deposits (including brokered deposits) of $1.5 billion increased $32.5 million compared to the same period of 2009.  Comparing average deposits for the first nine months of 2010 to the same period of 2009, average demand deposits, interest checking, savings balances and brokered deposits increased $19.8 million, $37.0 million, $15.7 million, and $23.3 million, respectively.  Included in the money market and interest checking deposit categories are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client accounts, which was $93.1 million on September 30, 2010, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from retail certificates of deposit to other core deposit categories reflects customers continuing to shift to more liquid deposit instruments given the low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first nine months of 2010 was $520.6 million, a decrease of $82.8 million from the first nine months of 2009. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $719.0 million and $705.3 million at September 30, 2010 and 2009, respectively. The carrying value of securities pledged as collateral at the FHLB was $79.5 million and $40.7 million at September 30, 2010 and 2009, respectively. Through CNB, we had an available line of credit with the FHLB of $9.9 million at September 30, 2010 and 2009. We had no outstanding balance on the line of credit with the FHLB at September 30, 2010.

The Company also has a $10.0 million line of credit through a correspondent bank available to us through December 28, 2010.  We had no outstanding balance on this line of credit at September 30, 2010.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined). Our risk-based ratios, and those of CNB, exceeded regulatory guidelines at September 30, 2010 and December 31, 2009. The Company’s Tier 1 capital to risk weighted assets was 13.30% and 12.24% at September 30, 2010 and December 31, 2009, respectively and total capital to risk weighted assets was 14.56% and 13.49% at September 30, 2010 and December 31, 2009, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.65% and 8.17% at September 30, 2010 and December 31, 2009, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2010, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $204.2 million and $190.6 million at September 30, 2010 and December 31, 2009, respectively, which amounted to 8.9% of total assets at September 30, 2010 and 8.5% of total assets at December 31, 2009.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $5.7 million for each of the nine month periods ended September 30, 2010 and 2009. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds.   CNB declared dividends in the aggregate amount of $9.0 million for each of the first nine months of 2010 and the first nine months of 2009. If we are required to use dividends from CNB to service unforeseen commitments in the future we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2010, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,769	$2,769	$—	$—	$—
Commercial Commitment Letters	7,244	7,244	—	—	—
Residential Loan Origination	17,203	17,203	—	—	—
Home Equity Line of Credit Commitments	160,353	16,120	5,154	6,136	132,943
Other Commitments to Extend Credit	95,091	92,750	1,049	1,035	257
Total	$282,660	$136,086	$6,203	$7,171	$133,200

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2010, we had the following levels of contractual obligations:

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$3,174	$716	$1,078	$474	$906
Capital Leases	1,190	38	95	92	965
FHLB Borrowings – Overnight	7,840	7,840	—	—	—
FHLB Borrowings – Advances	164,397	62,055	35,965	41,326	25,051
Commercial Repurchase Agreements	106,383	—	101,000	—	5,383
Other Borrowed Funds	171,718	171,718	—	—	—
Junior Subordinated Debentures	43,589	—	—	—	43,589
Note Payable	690	304	352	34	—
Other Contractual Obligations	162	162	—	—	—
Total	$499,143	$242,833	$138,490	$41,926	$75,894

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2010, the Company had three forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029 and June 30, 2030.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Statement of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations.  In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%.  All other market rates are floored at 0.25%.  During the third quarter of 2010 and 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon.  All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	September 30, 2010	September 30, 2009
Year 1
+400 bp	(0.30)%	(0.10)%
+200 bp	(0.40)%	(0.10)%
-100 bp	(0.00)%	(1.00)%
Year 2
+400 bp	(1.50)%	2.30%
+200 bp	0.50%	2.00%
-100 bp	(6.00)%	(4.10)%

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

The most significant factors affecting the changes in market risk exposure during the first nine months of 2010 were the increase in the investment balances, higher balances of low costing deposits, and an overall reduction in the cost of funds that outpaced the drop in the yield on average assets.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward through the first two years of the simulation as the asset base adjusts into the lower rate environment, resulting in a narrowing spread and pushing net interest income levels down.  By the end of the second year, an increase in net interest income levels is evident as a large block of wholesale funding comes due and is expected to be replaced with short term borrowings at a significantly lower cost.  Thereafter, net interest income continues to trend downward as asset cash flow continues to reset lower.  In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter.  Beyond the first year, opportunities to reduce funding costs become more difficult while mortgage related cash flows accelerate and are replaced at lower rate levels, resulting in tighter spreads and a decrease in expected net interest income.  Rising rate scenarios continue to be the best case scenario for the Bank over the long term.  In the early stages of a rising rate environment, net interest income comes under pressure due to short term funding that resets quickly and asset yields that are slower to respond.  Thereafter, the longer term asset sensitive structure of the balance sheet results in the asset base continuing to be repriced or replaced at higher levels, widening spread and driving net interest income levels upward.  If the yield curve were to flatten as rates rise (in an up 500bp environment over two years), net interest income levels would initially trend below the parallel 200bp shift, but the longer term benefit would be greater.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2010, we had a notional principal amount of $30.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A.of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of the Company or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2010 to July 31, 2010	—	$—	—	—
August 1, 2010 to August 31, 2010	—	—	—	—
September 1, 2010 to September 30, 2010	—	—	—	—
Total Purchases of Equity Securities	—	$—	—	—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)  Exhibits

(10.1) Amended and Restated Long Term Performance Plan (incorporated herein by reference to the Company’s Periodic Report on Form 8-K filled with the SEC on July 1, 2010).

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 5, 2010
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	November 5, 2010
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(10.1)	Amended and Restated Long Term Performance Plan (incorporated herein by reference to the Company’s Periodic Report on Form 8-K filled with the SEC on July 1, 2010).

(23.1)	Consent of Berry, Dunn, McNeil & Parker relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith