Form 10-K
period 2010-12-31
CAMDEN NATIONAL CORP
filed 2011-03-02
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $191,773,454. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2011 is: Common Stock: 7,659,403.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1)	Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2010 FORM 10-K ANNUAL REPORT

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

Some of the factors that might cause these differences include, but are not limited to, the following:

•	general, national, regional or local economic conditions which are less favorable than anticipated, including continued global recession, impacting the performance of our investment portfolio, quality of credits or the overall demand for services;
•	changes in loan default and charge-off rates could affect the allowance for credit losses;
•	declines in the equity and financial markets which could result in impairment of goodwill;
•	reductions in deposit levels could necessitate increased and/or higher cost borrowing to fund loans and investments;
•	declines in mortgage loan refinancing, equity loan and line of credit activity which could reduce net interest and non-interest income;
•	changes in the domestic interest rate environment and inflation, as substantially all of our assets and virtually all of our liabilities are monetary in nature;
•	changes in carrying value of investment securities and other assets;
•	further actions by the U.S. government and Treasury Department, similar to the Federal Home Loan Mortgage Corporation conservatorship, which could have a negative impact on our investment portfolio and earnings;
•	misalignment of our interest-bearing assets and liabilities;
•	increases in loan repayment rates affecting interest income and the value of mortgage servicing rights;
•	changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products; and
•	changes in accounting rules, Federal and State laws, IRS regulations, and other regulations and policies governing financial holding companies and their subsidiaries which may impact our ability to take appropriate action to protect our financial interests in certain loan situations.

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

iii

PART I

Item 1. Business

Overview.  Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $2.3 billion in assets at December 31, 2010, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (the “Bank”), and the Bank’s division, Union Trust, and its brokerage and insurance services through Acadia Financial Consultants (“Acadia Financial”). The Company also provides wealth management, trust and employee benefit products and services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its divisions, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries

The Company.  Following is a timeline of major recent events of the Company:

•	In January 1985, the Company was founded following a corporate reorganization in which the shareholders of the Bank exchanged shares of the Bank’s stock for shares in the Company, at which time it became the Bank’s parent.
•	In December 1995, the Company merged with UnitedCorp, a bank holding company, and acquired 100% of United Bank and 51% of Trust Company of Maine, Inc.
•	On December 20, 1999, the Company acquired KSB Bancorp, Inc., a publicly-held, bank holding company with one principal subsidiary, Kingfield Savings Bank.
•	On February 4, 2000, United Bank and Kingfield Savings Bank were merged to form UnitedKingfield Bank.
•	On July 19, 2001, the Company acquired Acadia Trust and Gouws Capital Management, Inc., which was merged into Acadia Trust on December 31, 2001.
•	On October 24, 2001, the Company acquired the remaining minority interest in Trust Company of Maine, Inc.
•	On January 1, 2003, Trust Company of Maine, Inc. merged with Acadia Trust, with Acadia Trust remaining as the surviving entity.
•	On September 30, 2006, UnitedKingfield Bank was merged into the Bank.
•	On January 3, 2008, the Company acquired Union Bankshares Company, Maine, including its principal wholly-owned subsidiary, Union Trust Company.

As of December 31, 2010, the Company’s securities consisted of one class of common stock, no par value, of which there were 7,658,496 shares outstanding held of record by approximately 1,400 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders.

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

Union Trust, a Division of Camden National Bank.  As a result of the acquisition of Union Trust, the Bank operates nine Union Trust branches located throughout Hancock and Washington counties, Maine, and a website located at www.uniontrust.com, with the same business purposes as the Bank branches. Effective February 22, 2011, the Union Trust division was combined with Camden National Bank and no longer operates as a separate division.

Acadia Financial Consultants, located at Camden National Bank.  Acadia Financial is a full-service brokerage and insurance division of the Bank, which is in the business of helping clients meet all of their financial needs by using a total wealth management approach. Its financial offerings include college, retirement, and estate planning, mutual funds, Strategic Asset Management accounts, and variable and fixed annuities. Effective February 22, 2011, Acadia Financial was renamed Camden Financial Consultants.

Acadia Trust, N.A.  Acadia Trust, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States with a limited purpose trust charter, and has its principal office in Portland, Maine, and a website located at www.acadiatrust.com. Acadia Trust provides a broad range of trust, trust-related, investment and wealth management services, in addition to retirement and pension plan management services, to both individual and institutional clients. The financial services provided by Acadia Trust complement the services provided by the Bank by offering customers investment management services. Acadia Trust is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the OCC as well as to supervision, examination and reporting requirements under the BHCA and the regulations of the FRB.

Competition.  Through the Bank and its divisions, Union Trust and Acadia Financial, the Company competes throughout the State of Maine, and considers its primary market areas to be in Hancock, Knox, Waldo, Penobscot, Washington and Androscoggin counties, with a growing presence in Cumberland, Lincoln and York counties. The combined population of the two primary counties of Knox and Waldo is approximately 80,000 people and their economies are based primarily on tourism and fishing and supported by a substantial population of retirees. The Bank’s downeast, central and western Maine markets are characterized as rural areas, with the exception of Bangor and Lewiston, which have populations of approximately 32,000 and 36,000, respectively. Major competitors in the Company’s market areas include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and its banking subsidiary generally have effectively competed with other financial institutions by emphasizing customer service, which it has branded the Camden National Experience, including local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. No assurance can be given, however, that in the future, the Company and its banking subsidiary will continue to be able to effectively compete with other financial institutions. The Company, through its non-bank subsidiary, Acadia Trust, competes for trust, trust-related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

The Company’s Philosophy.  The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities. The Company, through the Bank, has branches that are located in communities within the Company’s geographic market areas. The Company believes that its comprehensive retail, small business and commercial loan products enable the Bank to effectively compete. No single person or group of persons provides a material portion of the Company’s deposits, the loss of any one or more of which would have a material adverse effect on the business of the Company and no material portion of the Company’s loans are concentrated within a single industry or group of related industries.

The Company’s Growth.  The Company has achieved a five-year compounded annual asset growth rate of 6.9%, resulting in $2.3 billion in total assets as of the end of 2010. The primary factors contributing to the growth were the acquisition of Union Trust, increases in security investments and retail lending activities at the Bank. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

The Company’s Employees.  The Company employs approximately 421 people on a full- or part-time basis, which calculates into 414 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 12 months and is pleased with the most recent rating, which came in as a “positive” culture, signifying that employees understand and support the overall Company objectives and strategies. In 2009, the Company was named one of the top two “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

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

Supervision and Regulation

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various federal regulatory agencies (the “Agencies”), including the FRB and the OCC. The Bank is also subject to regulation under the laws of the State of Maine and the jurisdiction of the Maine Bureau of Financial Institutions. State and federal banking laws generally have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of shareholders. Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and its banking subsidiaries.

Regulatory Reform.  On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act require study or rulemaking by the Agencies, a process which will take months and years to fully implement.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012, which is mandatory for all insured depository institutions. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated as of April 1, 2011, based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd Frank Act, the FRB may directly examine the subsidiaries of the Company, including the Bank. Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Company. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the OCC. Further, the Dodd-Frank Act establishes a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank. Pursuant to the Dodd-Frank Act, the Agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) and the Dodd-Frank Act permit well capitalized and well managed BHCs, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. However, as a BHC, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a BHC, bank or savings association.

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

Bank Holding Company Support of Subsidiary Banks.  Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the FRB. This support may be required at times when the BHC may not have the resources to provide it. The Agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

Transactions with Affiliates.  Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, there are various legal restrictions on the extent to which a BHC and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts: in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. “Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a BHC and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Dividend payments by national banks, such as the Bank, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). Federal bank regulatory agencies have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice. The OCC has the authority to use its enforcement powers to prohibit a national bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Capital Requirements.  The FRB and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2010, the Company’s Tier 1 risk-based capital ratio was 13.80% and its total risk-based capital ratio was 15.05%.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the “Collins Amendment”), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the FRB may establish for the Company as a BHC. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital. The Company has not issued any trust preferred securities since May 19, 2010. However, as the Company had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19,

2010 will remain eligible to be included in Tier 1 capital to the same extent as before the enactment of the Collins Amendment. The Collins Amendment also specifies that the Federal Reserve may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum Leverage Ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage ratio was 8.77% as of December 31, 2010.

Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Company. The Collins Amendment also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

The OCC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of national banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. Moreover, the OCC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

Regulators also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. At December 31, 2010, the Bank was deemed to be a “well capitalized” institution for the above purposes. Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, in the section entitled “Note 18, Regulatory Capital Requirements.”

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the OCC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as implemented in the U.S. by the federal banking agencies. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company and the Bank do not currently expect to calculate their capital requirements and ratios in accordance with the Standardized Approach Proposal.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”). The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the FRB does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

The Agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Deposit Insurance.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. The Bank is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be lower than its December 31, 2010 payment.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The amount of the Bank’s prepaid deposit premium was $6.2 million as of December 31, 2010. Each institution, including the Bank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. Starting with the quarter ending December 31, 2009, and each quarter thereafter, the Bank has recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the remaining two years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future increase deposit insurance assessment levels.

Consumer Protection Regulation

Consumer Protection Laws — General.  The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), Truth in Lending Act, the Community Reinvestment Act (the “CRA”), the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC will examine the Bank for compliance with CFPB rules and enforce CFPB rules with respect to the Bank.

Preemption of State Consumer Protection Laws.  The Dodd-Frank Act established a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank. Under the new standard, a state consumer protection law may only be preempted if it has a discriminatory effect against national banks, it prevents or significantly interferes with the exercise of a national bank’s powers as determined by court order or by the OCC on a case-by-case basis or such law is preempted by a provision of federal law. This standard is expected to result in the preemption of fewer state consumer laws, thus, the Bank may have to comply with certain state laws that were considered preempted before the enactment of the Dodd-Frank Act.

Interchange Fees.  Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule. If adopted by the Bank, the proposed rule would result in a significant decrease in the fee income the Bank earns from debit cards.

Mortgage Reform.  The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Customer Information Security.  The Agencies have adopted guidelines that establish standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

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

Identity Theft Red Flags.  The Agencies jointly issued rules and guidelines effective January 1, 2008 implementing Section 114 (“Section 114”) of the FACT Act and rules implementing section 315 of the FACT Act (“Section 315”). Section 114 requires the Bank to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Fair Credit Reporting Affiliate Marketing Regulations.  The Agencies jointly issued rules effective on January 1, 2008, to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Other Regulatory Requirements

The Community Reinvestment Act.  The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine banks and rate such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of “Outstanding” on its most recent examination.

Anti-Money Laundering and the Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control (“OFAC”).  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.

Regulation R.  The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks to effect securities transactions under certain conditions without registering as broker-dealers with the SEC. Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions. The FRB and SEC have stated that they will jointly issue any interpretations or no action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

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

Item 1A. Risk Factors

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been and continue to be impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Continued deterioration in any of these conditions could result in an increase in loan delinquencies, and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services. While there are indications that the U.S. economy is stabilizing, there remains significant uncertainty regarding the sustainability of the economic recovery, unemployment levels and the impact of the U.S. government’s unwinding of its extensive economic and market support.

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

On July 21, 2010, the Dodd-Frank Act, which comprehensively reforms the regulation of financial institutions, products and services, was signed into law. Among other things, the Dodd-Frank Act grants the FRB increased supervisory authority and codifies the source of strength doctrine. The Dodd-Frank Act also provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital, however existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act establishes the CFPB, as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Bank will continue to be examined by the OCC for compliance with such rules. Further, the Dodd-Frank Act establishes a new standard for preemption of state consumer financial laws, which will may result the Bank having to comply with certain state laws that were considered preempted before the enactment of the Dodd-Frank Act.

The Dodd-Frank Act also permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.

Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, the FRB has proposed rules governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Market forces may effectively require all banks to adopt debit card interchange fee structures which comply with these rules, which will significantly reduce the fee income earned from debit card transactions.

Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and our banking subsidiaries to hold additional capital which could limit the manner in which we and our banking subsidiaries conduct their business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and our banking subsidiaries having to lengthen the term of their funding, restructure their business models, and/or increase their holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or any of our banking subsidiaries to satisfy the applicable buffer’s requirements would limit such institution’s ability to make distributions, including paying out dividends or buying back shares.

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

We are subject to liquidity risk.

Liquidity risk is the risk of potential loss if we are unable to meet our funding requirements at a reasonable cost. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

Our access to funds from subsidiaries may be restricted.

The Company is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company, which could impede access to funds we need to make payments on our obligations or dividend payments.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We may incur significant losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

We may be unable to attract and retain key personnel.

The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2010, 2009 and 2008, we recorded charges for other-than-temporary impairment of securities of $221,000, $11,000 and $15.0 million, respectively. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Increases in FDIC deposit insurance premiums will increase our non-interest expense.

Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. The Bank is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be lower than its December 31, 2010 payment. Any increase in our deposit insurance premiums will result in an increase in our non-interest expense.

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

As a holding company and through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities, including those to our shareholders. From time to time, we have been, and may become, subject to legal actions relating to our operations that have involved, or could involve, claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

We are subject to reputational risk.

Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

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

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2010, the Company’s goodwill and other identifiable intangible assets were approximately $45.8 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2010. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

We are subject to operational risk.

We are subject to certain operational risks, including, but not limited to, information technology system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon information technology, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. If our information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.

The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success will depend, in part, upon the Company’s ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in the Company’s operations. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to the Company’s customers.

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

Our shareholders may not receive dividends on the common stock.

Holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the FRB has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The FRB has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model, and may also result in most financial instruments being required to be reported at fair value.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Item 1B. Unresolved Staff Comments

There are no unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2. Properties

The Company operates in 40 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company’s service center is located at 245 Commercial Street, Rockport, Maine, and is owned by the Company. The building has 32,360 square feet of space on two levels. The headquarters of the Company and the headquarters and main office of the Bank are located at 2 Elm Street, Camden, Maine. The building, which the Bank owns, has 15,500 square feet of space on three levels. The Bank also owns twenty-five of its branch facilities, none of which are subject to a mortgage. The Bank’s Rockland branch in the renovated “Spear Block” building is owned by the Bank and has the Bank branch facility on the first floor and suites for rent or sale on the upper floors. The Bangor, Maine building has 25,600 square feet of space on two levels. The Bank occupies 16,975 square feet of space on both floors, the Company utilizes 2,042 square feet for computer processing, and Acadia Trust leases 1,110 square feet on the first floor. The remainder of the Bangor, Maine building and the former Rockland branch are leased to third-party tenants. The Ellsworth Main Street location, the main office for the former Union Bankshares Company, is owned by the Bank and has the Union Trust branch on the first floor, along with 2,365 square feet of space leased to Acadia Trust, while the third floor is leased to third-party tenants. The Bank also leases fifteen branches, a parcel of land, two parking lots and parking spaces associated with those branches under long-term leases, which expire in years ranging from 2011 through 2077. In 2007, Acadia Trust renewed its facility lease at 511 Congress Street, Portland, Maine, under a long-term lease, which expires in May 2012. Acadia Trust leases and occupies 11,715 square feet on the 9th floor of this facility.

Item 3. Legal Proceedings

Various legal claims arise from time to time in the normal course of the Company’s business, which in our opinion, are not expected to have a material effect on our Consolidated Financial Statements.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its inception in 1984 following a corporate reorganization in which the shareholders of the Bank exchanged shares of Bank stock for shares in the Company. The high and low sales prices (as quoted by NASDAQ for 2010 and 2009) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2010			2009
	Market Price		Dividends Paid per Share	Market Price		Dividends Paid per Share
	High	Low		High	Low
First Quarter	$34.53	$28.75	$0.25	$31.52	$14.34	$0.25
Second Quarter	$36.94	$27.42	$0.25	$35.93	$21.63	$0.25
Third Quarter	$35.00	$26.58	$0.25	$35.40	$31.10	$0.25
Fourth Quarter	$39.63	$32.63	$0.25	$35.91	$27.80	$0.25

As of December 31, 2010, there were 7,658,496 shares of the Company’s common stock outstanding held of record by approximately 1,400 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders based on the number of requested copies from such institutions.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to the “Capital Resources” section in Item 7.

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2005 through December 31, 2010. For purposes of comparison, the graph illustrates comparable shareholder returns of the ABA NASDAQ Community Bank Index, the SNL $1B – $5B Bank Index, and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2005 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2010.

Stock Performance Graph

In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program (the “2008 Plan”). Under the program, the Company was authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008 and made no repurchases in the first half of 2009. The authority, which expired on July 1, 2009, was not renewed.

Item 6. Selected Financial Data

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2010	2009	2008(1)	2007	2006
Financial Condition Data
Investments	$611,643	$539,587	$670,040	$483,648	$461,708
Loans and loans held for sale	1,530,280	1,526,758	1,500,908	1,145,639	1,218,129
Allowance for loan losses	22,293	20,246	17,691	13,653	14,933
Total assets	2,306,007	2,235,383	2,341,496	1,716,788	1,769,886
Deposits	1,515,811	1,495,807	1,489,517	1,118,051	1,185,801
Borrowings	559,919	527,347	661,805	460,133	437,364
Shareholders’ equity	205,995	190,561	166,400	120,203	107,052
Operating Data
Interest income	$104,507	$113,331	$127,120	$107,736	$107,238
Interest expense	30,217	40,320	56,899	57,866	53,048
Net interest income	74,290	73,011	70,221	49,870	54,190
Provision for credit losses	6,299	8,213	4,397	100	2,208
Net interest income after provision for credit losses	67,991	64,798	65,824	49,770	51,982
Non-interest income before other-than-temporary impairment of securities	21,076	19,453	16,660	12,652	11,629
Other-than-temporary impairment of securities	(221)	(11)	(14,950)	—	—
Non-interest expense	52,967	51,024	46,816	33,686	34,224
Income before income taxes	35,879	33,216	20,718	28,736	29,387
Income taxes	11,113	10,443	5,383	8,453	9,111
Net income	$24,766	$22,773	$15,335	$20,283	$20,276
Ratios
Return on average assets	1.09%	1.00%	0.67%	1.16%	1.17%
Return on average equity	12.42%	12.81%	9.15%	18.34%	18.40%
Allowance for credit losses to total loans	1.46%	1.33%	1.18%	1.19%	1.23%
Non-performing loans to total loans	1.47%	1.29%	0.85%	0.93%	1.12%
Non-performing assets to total assets	1.08%	1.13%	0.71%	0.64%	0.78%
Average equity to average assets	8.77%	7.80%	7.28%	6.33%	6.36%
Efficiency ratio(2)	55.75%	54.27%	52.43%	52.70%	51.08%
Tier 1 leverage capital ratio	8.77%	8.17%	7.19%	8.55%	7.63%
Tier 1 risk-based capital ratio	13.80%	12.24%	11.11%	13.41%	11.29%
Total risk-based capital ratio	15.05%	13.49%	12.32%	14.64%	12.73%
Per common share data
Basic earnings per share	$3.23	$2.98	$2.00	$3.09	$2.93
Diluted earnings per share	3.23	2.97	2.00	3.09	2.93
Dividends declared per share	1.00	1.00	1.00	1.20	0.66
Dividends paid per share	1.00	1.00	0.99	0.96	0.88
Book value per share	26.90	24.93	21.78	18.45	16.18
Tangible book value per share(3)	20.91	18.86	15.62	17.79	15.40
Dividend payout ratio	30.95%	33.56%	50.00%	38.83%	30.03%

(1)	The 2008 data includes the merger of Union Bankshares Company with and into the Company as of January 3, 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income (tax equivalent) and non-interest income (excluding security gains/losses, OTTI and proceeds from legal settlement of $2.0 million in 2010).
(3)	Computed by dividing shareholders’ equity less goodwill and other intangibles by the number of common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 and financial condition at December 31, 2010 and 2009 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2010 of $24.8 million, or $3.23 per diluted share, was 9% higher than the net income of $22.8 million, or $2.97 per diluted share, reported for 2009. The following were significant factors influencing the results of fiscal year 2010 compared to fiscal year 2009:

•	Growth in our loan portfolio (including loans held for sale) of $3.5 million was driven primarily by commercial activity with business loans increasing $18.6 million, or 3%, offset by declines in retail lending of $15.1 million, or 2%, associated with our sale of long-term fixed rate residential mortgages.
•	Investments at December 31, 2010 were $611.6 million, an increase of $72.1 million compared to December 31, 2009.
•	Deposits increased $20.0 million with strong growth in our core deposits (checking, savings and money market accounts) of $82.2 million, or 9%, offset by declines in certificates of deposit of $62.2 million.
•	Improved asset quality ratios and a reduction in net loan charge-offs for the year resulted in a decline in the loan loss provision to $6.3 million for 2010 compared to $8.2 million in 2009. The allowance for credit losses compared to total loans was 1.46% and 1.33% at December 31, 2010 and 2009, respectively.
•	Non-performing assets as a percentage of total assets amounted to 1.08% and 1.13% at December 31, 2010 and 2009, respectively.
•	Our primary revenue source, net interest income, increased $1.3 million, or 2%, due to a seven basis point increase in our net interest margin to 3.60% during 2010.
•	Non-interest income grew $1.4 million, or 7%, primarily due to proceeds from a legal settlement of $2.0 million related to investment security write-downs in 2008.
•	Non-interest expenses increased $1.9 million, or 4%, primarily as a result of increases in compensation and benefit costs, and increased costs associated with loan collection and foreclosed assets, offset by a decline in FDIC assessment costs.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 of the Consolidated Financial Statements.

Allowance for Credit Losses.  The allowance for credit losses consists of two components: (1) the allowance for loan losses (“ALL”) which is presented as a contra to total gross loans in the asset section of the balance sheet, and (2) the reserve for unfunded commitments included in other liabilities on the balance sheet. In preparing the Consolidated Financial Statements, the ALL requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses.

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

We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as a subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loans are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2010 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank’s Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank’s Board of Directors, on a quarterly basis.

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

Goodwill and Identifiable Intangible Assets for Impairment.  We record all assets and liabilities acquired in purchase acquisitions at fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets and are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. Goodwill impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. Identifiable intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value.

Valuation of Other Real Estate Owned (“OREO”).  Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its fair value on the date of acquisition. At the acquisition date, if the fair value of the property less the costs to sell is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decline by charging against current earnings. Upon acquisition of a property, we use a current appraisal or broker’s opinion to substantiate fair value for the property.

Other-Than-Temporary Impairment (“OTTI”) of Investments.  We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other than temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statement of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2007 through 2009 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

Results of Operations

For the year ended December 31, 2010, we reported record net income of $24.8 million compared to $22.8 million for the year ended December 31, 2009, and $15.3 million for the year ended December 31, 2008. Diluted earnings per share for each of these years were $3.23, $2.97, and $2.00, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income taxes, are discussed below.

Net Interest Income

Net interest income is our largest source of revenue and accounts for approximately 78% of total revenues. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $75.7 million on a fully-taxable equivalent basis for 2010, compared to $74.6 million for 2009, an increase of $1.1 million, or 2%. The increase in net interest income is primarily due to an improvement of seven basis points in the net interest margin, to 3.60%, for 2010. Total average interest-earning assets decreased $10.9 million for 2010 compared to 2009, primarily due to decreases in investments, partially offset by increases in average loans of $25.9 million. The yield on earning assets averaged 5.04% in 2010 compared to 5.44% in 2009, a decrease of 40 basis points. The earning asset yield has gradually declined over the past year primarily as the result of reinvestment of cash flows at lower rates, particularly in the investment portfolio. Average interest-bearing liabilities decreased $48.6 million for 2010 compared to 2009, primarily due to declines in Federal Home Loan Bank (“FHLB”) advances, in part offset by an increase in brokered deposits. The cost of funds averaged 1.64% in 2010 compared to 2.13% in 2009, a decrease of 49 basis points. The cost of funds declined over the past year due to lower interest rates on deposit accounts, maturing retail certificates of deposit and wholesale funding combined with a favorable change in our deposit mix as a result of growth in lower cost deposit accounts. The average balance for demand deposit, interest checking, savings and money market accounts increased $64.8 million, or 8%, to $909.2 million for 2010.

Net interest income was $74.6 million on a fully-taxable equivalent basis for 2009, compared to $72.0 million for 2008, an increase of $2.7 million, or 4%. The increase in net interest income is largely due to an improvement of 16 basis points in the net interest margin, to 3.53%, for 2009. The increase in the net interest margin resulted from a decrease in the cost of funds, offset in part by a decrease in income on earning assets, both of which were caused by the decline in interest rates. Average interest-earning assets decreased by

$24.1 million for 2009 compared to 2008, primarily due to decreases in investments and commercial loans. The yield on earning assets for 2009 decreased 59 basis points, reflecting a decline in the interest rate environment impacting both the investment and loan yields. Average interest-bearing liabilities decreased $31.3 million for 2009 compared to 2008, primarily due to declines in wholesale funding, in part offset by an increase in retail deposits driven by increases in certificates of deposit accounts. Total cost of funds decreased 83 basis points due to the decline in short-term interest rates. Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following table presents, for the periods indicated, average balance sheets, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin.

	Average Balance, Interest and Yield/Rate Analysis
	December 31, 2010			December 31, 2009			December 31, 2008
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$511,800	$20,425	3.99%	$539,959	$25,979	4.81%	$547,276	$27,671	5.06%
Securities – nontaxable(1)	54,392	3,247	5.97%	63,472	3,707	5.84%	70,177	4,138	5.90%
Trading account assets	1,973	36	1.82%	1,479	24	1.62%	1,515	35	2.31%
Federal funds sold	—	—	—%	—	—	—%	335	11	3.28%
Loans(1)(2):
Residential real estate	620,357	33,165	5.35%	622,535	35,726	5.74%	626,519	37,634	6.01%
Commercial real estate	444,153	25,486	5.74%	415,369	25,168	6.06%	413,744	28,828	6.97%
Commercial	173,073	9,464	5.47%	181,981	10,170	5.59%	206,220	14,181	6.88%
Municipal	16,417	901	5.49%	21,533	1,079	5.01%	22,752	1,131	4.97%
Consumer	280,069	13,235	4.73%	266,786	13,106	4.91%	248,628	15,256	6.14%
Total loans	1,534,069	82,251	5.36%	1,508,204	85,249	5.65%	1,517,863	97,030	6.39%
Total interest-earning assets	2,102,234	105,959	5.04%	2,113,114	114,959	5.44%	2,137,166	128,885	6.03%
Cash and due from banks	33,204			28,985			37,351
Other assets	161,067			155,921			146,108
Less: ALL	(22,021)			(18,742)			(17,303)
Total assets	$2,274,484			$2,279,278			$2,303,322
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$252,692	861	0.34%	$218,715	1,042	0.48%	$186,652	1,490	0.80%
Savings accounts	156,397	467	0.30%	140,246	499	0.36%	133,128	766	0.58%
Money market accounts	292,510	2,408	0.82%	300,455	3,158	1.05%	345,834	7,542	2.18%
Certificates of deposit	515,882	9,647	1.87%	578,231	15,997	2.77%	531,539	19,008	3.58%
Total retail deposits	1,217,481	13,383	1.10%	1,237,647	20,696	1.67%	1,197,153	28,806	2.41%
Brokered deposits	102,702	1,760	1.71%	75,204	1,881	2.50%	71,513	2,894	4.05%
Junior subordinated debentures	43,565	2,817	6.47%	43,462	2,845	6.55%	43,356	2,949	6.80%
Borrowings	480,897	12,257	2.55%	537,658	14,898	2.77%	612,532	22,250	3.63%
Total wholesale funding	627,164	16,834	2.68%	656,324	19,624	2.99%	727,401	28,093	3.86%
Total interest-bearing liabilities	1,844,645	30,217	1.64%	1,893,971	40,320	2.13%	1,924,554	56,899	2.96%
Demand deposits	207,579			184,979			186,924
Other liabilities	22,832			22,598			24,275
Shareholders’ equity	199,428			177,730			167,569
Total liabilities and shareholders’ equity	$2,274,484			$2,279,278			$2,303,322
Net interest income (fully-taxable equivalent)		75,742			74,639			71,986
Less: fully-taxable equivalent adjustment		(1,452)			(1,628)			(1,765)
		$74,290			$73,011			$70,221
Net interest rate spread (fully-taxable equivalent)			3.40%			3.31%			3.07%
Net interest margin (fully-taxable equivalent)			3.60%			3.53%			3.37%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2010 vs 2009 Increase (Decrease) Due to			December 31, 2009 vs 2008 Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$(1,354)	$(4,2009)	$(5,554)	$(370)	$(1,322)	$(1,692)
Securities – nontaxable	(530)	70	(460)	(395)	(36)	(431)
Trading account assets	8	4	12	(1)	(10)	(11)
Federal funds sold	—	—	—	(11)	—	(11)
Residential real estate	(125)	(2,436)	(2,561)	(239)	(1,669)	(1,908)
Commercial real estate	1,744	(1,426)	318	113	(3,773)	(3,660)
Commercial	(498)	(208)	(706)	(1,707)	(2,304)	(4,011)
Municipal	(256)	78	(178)	(61)	9	(52)
Consumer	653	(524)	129	1,150	(3,300)	(2,150)
Total interest income	(358)	(8,642)	(9,000)	(1,521)	(12,405)	(13,926)
Interest-bearing liabilities:
Interest checking accounts	162	(343)	(181)	233	(681)	(448)
Savings accounts	57	(89)	(32)	41	(308)	(267)
Money market accounts	(84)	(666)	(750)	(691)	(3,693)	(4,384)
Certificates of deposit	(1,725)	(4,625)	(6,350)	1,670	(4,681)	(3,011)
Brokered deposits	688	(809)	(121)	149	(1,162)	(1,013)
Junior subordinated debentures	7	(35)	(28)	7	(111)	(104)
Borrowings	(1,573)	(1,068)	(2,641)	(2,747)	(4,605)	(7,352)
Total interest expense	(2,468)	(7,635)	(10,103)	(1,338)	(15,241)	(16,579)
Net interest income (fully-taxable equivalent)	$2,110	$(1,007)	$1,103	$(183)	$2,836	$2,653

Provision for Loan Losses

The provision for loan losses is determined by management as the amount necessary to adjust the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for 2010 totaled $6.3 million, or 0.41% of average loans, compared with $8.2 million in 2009 and $4.4 million in 2008. See additional discussion below under the caption “Asset Quality.”

Non-Interest Income

Non-interest income represents 16.9%, 14.6% and 12.0% of total revenue, before net securities gains, losses and OTTI, in 2010, 2009 and 2008, respectively. Non-interest income of $20.9 million for 2010 increased $1.4 million, or 7%, compared to 2009 non-interest income of $19.4 million.

	Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Income from fiduciary services	$6,236	$5,902	$6,453
Service charges on deposit accounts	4,911	5,261	5,375
Other service charges and fees	3,345	2,908	2,720
Proceeds from legal settlement	2,000	—	—
Bank-owned life insurance	1,478	1,476	1,287
Brokerage and insurance commissions	1,449	1,356	1,371
Mortgage banking income (loss), net	761	1,314	(361)
Net (losses) gains on sale of securities	(188)	63	(624)
Other income	1,084	1,173	439
Non-interest income before other-than-temporary impairment of securities	21,076	19,453	16,660
Other-than-temporary impairment of securities	(221)	(11)	(14,950)
Total non-interest income	$20,855	$19,442	$1,710

The significant changes in non-interest income in 2010 compared to 2009 include:

•	Legal settlement proceeds of $2 million related to the Company’s investment in auction pass-through certificates with Federal Home Loan Mortgage Corporation (“Freddie Mac”) for preferred stock assets which resulted in an OTTI write-down of $15.0 million in 2008;
•	Increase in income from fiduciary services of $334,000, or 6%, resulting from market value increases in assets under administration. At December 31, 2010, assets under management totaled $939.7 million;
•	Increase in other service charges and fees of $437,000, or 15%, resulting from increased debit card income associated with increased transaction volume;
•	Decrease in mortgage banking income of $553,000, or 42%, due to the decline in loan sales to $20.2 million in 2010 compared to $72.6 million during 2009; and
•	Decrease in service charges on deposit accounts of $350,000, or 7%, resulting primarily from a decrease in overdraft fee income associated with recent regulation prohibiting financial institutions from charging consumers fees for paying overdrafts on automated teller machines and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Non-interest income increased to $19.4 million for the year ended December 31, 2009, compared to non-interest income of $1.7 million in 2008, an increase of $17.7 million. The increase was primarily the result of a $15.0 million write-down of other-than-temporarily-impaired securities resulting from investments in auction pass-through certificates, which consisted of Freddie Mac preferred stock and other net security losses of $624,000 in 2008. In 2009, an increase of $1.7 million was also recorded in mortgage banking income due to the sale of $72.5 million of residential mortgages in the secondary market.

Non-Interest Expense

Total non-interest expense increased $1.9 million, or 4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Salaries and employee benefits	$26,337	$24,588	$24,093
Furniture, equipment and data processing	4,647	4,150	4,574
Net occupancy	3,833	3,908	4,023
OREO and collection costs	3,489	2,332	1,079
Regulatory assessments	2,868	4,035	1,041
Consulting and professional fees	2,596	2,455	3,166
Amortization of identifiable intangible assets	577	578	897
Other expenses	8,620	8,978	7,943
Total non-interest expenses	$52,967	$51,024	$46,816

The significant changes in non-interest expenses in 2010 compared to 2009 include:

•	Increase in salaries and employee benefits of $1.7 million, or 7%, primarily due to a $799,000 increase in benefits associated with increased health insurance costs and retirement expenses, a reduction in deferred salary costs of $522,000 related to a decline in mortgage production volume in 2010, and an increase in salary and incentives of $504,000, or 2%, due to merit increases and new positions;
•	Increase in furniture, equipment and data processing of $497,000, or 12%, related to depreciation associated with investments in technology, including a telephone system and document imaging technology;
•	Increase in foreclosure and collection costs and expenses on OREO of $1.2 million, or 50%, which includes OREO write-downs of $1.6 million due to declining real estate values;
•	Decrease in regulatory assessments of $1.2 million, or 29%, related to the FDIC special assessment imposed on all banks in 2009; and
•	The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses, OTTI and proceeds from legal settlement) was 55.75% for the year ended December 31, 2010, compared to 54.27% for 2009.

Total non-interest expense increased $4.2 million, or 9.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily due to the increase in regulatory assessments of $3.0 million due to a $2.9 million increase in the FDIC insurance assessment rate which included a special assessment of $1.1 million and an increase in costs associated with foreclosure and collection costs and expenses on other real estate owned of $1.3 million which included OREO write-downs of $1.0 million due to declining real estate values. There were modest or declining expenses in most other non-interest expense categories due to the Company’s cost control measures combined with a full-year benefit related to the integration of Union Trust into the Company.

Income Taxes

Income tax expense totaled $11.1 million, $10.4 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s effective income tax rate was approximately 31.0%, 31.4%, and 26.0% in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35%, primarily due to our significant non-taxable interest income from state and political subdivisions obligations. A full detail of these amounts can be found in Note 10 to the Consolidated Financial Statements.

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

Financial Condition

Overview

Total assets at December 31, 2010 were $2.3 billion, an increase of $70.6 million, or 3%, from December 31, 2009. The change in assets consisted primarily of a $72.1 million increase in investments and a $3.5 million increase in loans and loans held for sale. Total liabilities increased $55.2 million as borrowings and total deposits (including brokered deposits) increased $32.6 million and $20.0 million, respectively. Total shareholders’ equity increased $15.4 million, which was a result of earnings in 2010 of $24.8 million offset by dividends declared of $7.7 million and a decrease of $2.5 million in other comprehensive income.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and FRB stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment securities increased $72.1 million, or 13%, to $611.6 million at December 31, 2010. We have investment securities in both the available-for-sale and held-to-maturity categories.

Unrealized gains or losses from investments categorized as “held to maturity” are only recorded when, and if, the security is sold or is considered other-than-temporarily impaired. Unrealized gains or losses on securities classified as “available for sale” are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income contained in the Consolidated Statement of Changes in Shareholders’ Equity and Note 19 to the Consolidated Financial Statements. At December 31, 2010, we had $6.2 million of unrealized gains on securities available for sale, net of deferred taxes, compared to $7.1 million of unrealized gains, net of deferred taxes, at December 31, 2009. The change from 2009 to 2010 is primarily attributed to a decline in market interest rates.

At December 31, 2010, $8.4 million of our private issue collateralized mortgage obligations (“CMOs”) have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at December 31, 2010 reflect potential future credit losses in the base case. Based on this analysis, the Company recorded a $221,000 OTTI write-down on four private issue CMOs during 2010 compared to a $11,000 write-down in 2009. During 2010, the Company recorded proceeds of $4.2 million on the sale of one downgraded CMO investment classified as available for sale, which resulted in a gross realized loss of $188,000.

At December 31, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

The following table sets forth the carrying amount of our investment securities as of the dates indicated:

	December 31,
(Dollars in Thousands)	2010		2009		2008
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$49,357	9%	$—	—%	$4,603	1%
Obligations of states and political subdivisions	14,220	2%	18,060	4%	25,347	4%
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	464,842	84%	428,356	89%	525,336	87%
Private issue collateralized mortgage obligations	20,722	4%	28,872	6%	46,777	7%
Total debt securities	549,141	99%	475,288	99%	602,063	99%
Equity securities	4,438	1%	4,420	1%	3,968	1%
Total securities available for sale	553,579	100%	479,708	100%	606,031	100%
Securities held to maturity:
Obligations of states and political subdivisions	36,102	100%	37,914	100%	42,040	100%
Total securities held to maturity	36,102	100%	37,914	100%	42,040	100%
	$589,681		$517,622		$648,071

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our investment securities at December 31, 2010.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Book Value	Yield to Maturity	Amortized Cost	Yield to Maturity
U.S. government sponsored enterprises:
Due in 1 to 5 years	$49,357	1.73%	$—	—
	49,357	1.73%	—	—
State and political subdivisions:
Due in 1 year or less	916	4.04%	342	5.01%
Due in 1 to 5 years	3,360	3.75%	1,893	4.07%
Due in 5 to 10 years	8,408	3.92%	29,360	3.96%
Due after 10 years	1,536	3.93%	4,507	4.03%
	14,220	3.89%	36,102	3.98%
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises:
Due in 1 year or less	922	4.59%	—	—
Due in 1 to 5 years	16,388	4.80%	—	—
Due in 5 to 10 years	40,511	3.94%	—	—
Due after 10 years	407,021	3.81%	—	—
	464,842	3.86%	—	—
Private issue collateralized mortgage obligations:			—
Due after 10 years	20,722	4.47%	—	—
	20,722	4.47%	—	—
Equity securities:			—	—
No fixed maturity	4,438	0.33%	—	—
	4,438	0.33%	—	—
Total securities	$553,579	3.51%	$36,102	3.98%

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB Boston (“FHLBB”) stock based on the level of our FHLB advances. As of December 31, 2010 and 2009, our investment in FHLBB stock totaled $21.0 million. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLBB advised its members that it is focusing on preserving capital in response to ongoing market volatility. Accordingly, payments of quarterly dividends were suspended for 2009 and 2010 and the FHLBB placed a moratorium on excess stock repurchases from its members. The FHLBB announced a dividend payment to be paid March 2, 2011.

Loans

The Bank provides loans primarily to customers located within its geographic market area. At December 31, 2010, loans (excluding loans held for sale) of $1.5 billion decreased $2.0 million from December 31, 2009. Increases in commercial real estate and consumer loans, of $29.3 million and $10.7 million, respectively, were offset by declines in the residential real estate portfolio of $31.3 million and commercial loans of $10.6 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
(Dollars in Thousands)	2010		2009		2008		2007		2006
Residential real estate	$596,308	39%	$627,655	41%	$621,048	41%	$410,687	36%	$412,812	34%
Commercial real estate	464,037	30%	434,783	28%	400,312	27%	333,506	29%	392,381	32%
Commercial	180,592	12%	191,214	13%	213,683	14%	197,736	17%	213,450	18%
Consumer	283,815	19%	273,106	18%	265,865	18%	203,710	18%	199,486	16%
Total loans	$1,524,752	100%	$1,526,758	100%	$1,500,908	100%	$1,145,639	100%	$1,218,129	100%

Residential real estate loans consist of loans secured by one-to-four family residences. We generally retain adjustable-rate mortgages in the portfolio and, based on market risk assessments, frequently will retain fixed-rate mortgages. Residential real estate loan balances decreased $31.3 million, or 5%, at December 31, 2010 compared to a year ago. We originated and sold $20.1 million in residential fixed-rate real estate production on the secondary market to Freddie Mac, and $5.5 million of loans were held for sale at December 31, 2010. In 2009, residential real estate loan balances increased $6.6 million, or 1%, from 2008 because of increased mortgage refinancing activity compared to prior years due to low mortgage rates. We originated and sold $72.5 million in residential fixed-rate real estate production on the secondary market to Freddie Mac.

Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. In the past two years, we have experienced growth in our commercial real estate portfolio as a result of opportunities resulting from the pull-back of many financial institutions in this segment. In 2010, commercial real estate loans increased $29.3 million, or 7%, from 2009 and in 2009, commercial real estate loans increased $34.5 million, or 9%, from 2008.

Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. In the past two years, we have experienced declines in our commercial loan portfolio as a result of pay-downs and decreased market demand. In 2010, commercial loans decreased $10.6 million, or 6%, from 2009 and in 2009, commercial loans decreased $22.5 million, or 11%, from 2008.

Consumer loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreation vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2010, consumer loans increased by $10.7 million, or 4%, from 2009 primarily as a result of utilization of low rate home equity loans and lines for home improvement, to consolidate debt and for general consumer purposes. In 2009, consumer loans increased by $7.2 million, or 3%, from 2008.

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

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Non-accrual loans
Residential real estate loans	$7,225	$6,161	$4,048	$1,800	$368
Commercial real estate	6,072	6,476	4,957	6,625	7,393
Commercial loans	4,421	4,145	2,384	2,200	5,111
Consumer loans	1,721	1,158	1,112	—	252
Non-accrual loans	19,439	17,940	12,501	10,625	13,124
Accruing loans past due 90 days	711	1,135	206	6	555
Renegotiated loans not included above	2,295	581	—	—	—
Total non-performing loans	22,445	19,656	12,707	10,631	13,679
Other real estate owned	2,387	5,479	4,024	400	125
Total non-performing assets	$24,832	$25,135	$16,731	$11,031	$13,804
Non-performing loans to total loans	1.47%	1.29%	0.85%	0.93%	1.12%
Allowance for credit losses to non-performing loans	99.44%	103.26%	139.22%	128.43%	109.17%
Non-performing assets to total assets	1.08%	1.13%	0.71%	0.64%	0.78%
Allowance for credit losses to non-performing assets	89.88%	80.75%	105.73%	123.77%	108.18%

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

Non-accrual loans at December 31, 2010 were $19.4 million, or 1.27% of total loans, compared to $17.9 million, or 1.18% of total loans, at December 31, 2009. Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $985,000, $961,000 and $838,000 in 2010, 2009, and 2008, respectively. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $36,000, $12,000 and $0 in 2010, 2009 and 2008, respectively.

The OREO balance at December 31, 2010 consisted of ten properties, including four residential properties and six commercial/mixed use properties. During 2010, the Company recorded OREO write-downs of $1.6 million related to seven properties the majority of which were included in OREO at December 31, 2009. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded.

Non-performing loans increased $2.8 million since December 31, 2009 due to a weak economy, a continued decrease in retail sales in our market area, high unemployment, and an overall decline in real estate values. The portfolio of loans listed as non-performing are diversified by region, collateral, and loan size. Until the economy improves, we expect that non-performing loans will remain at elevated levels.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the analysis of non-accrual loans above. At December 31, 2010, potential problem loans amounted to approximately $1.8 million, or 0.12% of total loans, compared to $1.7 million, or 0.11% of total loans, at December 31, 2009.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due and include the potential problem loans noted above. The following table sets forth information concerning the past due loans at the date indicated.

(Dollars in Thousands)	December 31, 2010	December 31, 2009
Loans 30 – 89 days past due:
Residential real estate loans	$2,493	$1,847
Commercial real estate	1,439	2,196
Commercial loans	928	639
Consumer loans	926	563
Total loans 30 – 89 days past due	$5,786	$5,245
Loans 30 – 89 days past due to total loans	0.38%	0.34%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. During 2010, there were no significant changes to the allowance assessment methodology. The allowance is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Reserve for Unfunded Commitments.  The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused loan credit lines. Adequacy of the reserve is determined using a consistent, systematic methodology, similar to the one which analyzes the allowance for loan losses. Additionally, management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could increase in the future.

The following table sets forth information concerning the activity in our allowance for credit losses during the periods indicated.

	Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at the beginning of period	$20,246	$17,691	$13,653	$14,933	$14,167
Acquired from Union Trust	—	—	4,369	—	—
Provision for loan losses	6,325	8,162	4,397	100	2,208
Charge-offs:
Residential real estate loans	1,262	792	221	50	—
Commercial real estate	1,382	1,844	3,236	416	1,030
Commercial loans	1,502	2,640	1,286	1,411	569
Consumer loans	1,401	1,180	810	315	234
Total loan charge-offs	5,547	6,456	5,553	2,192	1,833
Recoveries:
Residential real estate loans	225	10	12	—	13
Commercial real estate loans	232	127	78	215	—
Commercial loans	553	306	422	425	202
Consumer loans	259	406	313	172	176
Total loan recoveries	1,269	849	825	812	391
Net charge-offs	4,278	5,607	4,728	1,380	1,442
Allowance for loan losses at the end of the period	$22,293	$20,246	$17,691	$13,653	$14,933
Components of allowance for credit losses:
Allowance for loan losses	$22,293	$20,246	$17,691	$13,653	$14,933
Liability for unfunded credit commitments	25	51	—	—	—
Balance of allowance for credit losses at end of the period	$22,318	$20,297	$17,691	$13,653	$14,933
Average loans outstanding	$1,534,069	$1,508,204	$1,517,863	$1,187,627	$1,225,933
Net charge-offs to average loans outstanding	0.28%	0.37%	0.31%	0.12%	0.12%
Provision for credit losses to average loans outstanding	0.41%	0.54%	0.29%	0.01%	0.18%
Allowance for loan losses to total loans	1.46%	1.33%	1.18%	1.19%	1.23%
Allowance for credit losses to net charge-offs	521.61%	361.99%	374.18%	989.35%	1035.58%
Allowance for loan losses to non-performing loans	99.32%	103.00%	39.22%	128.43%	109.17%

During 2010, the Company provided $6.3 million of expense to the ALL compared to $8.2 million for 2009. The determination of an appropriate level of ALL, and resulting provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses, was primarily a result of improved asset quality ratios and a decline in net loan charge-offs. Non-performing assets as a percentage of total assets amounted to 1.08% at December 31, 2010, compared to 1.13% at December 31, 2009. Our local economy has continued to experience lower retail sales, high unemployment, and an overall decline in real estate values. We believe the ALL of $22.3 million, or 1.46% of total loans outstanding and 99.32% of total non-performing loans, at December 31, 2010, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio although, if conditions continue to deteriorate, more provision may be needed. The ALL was 1.33% of total loans outstanding and 103.0% of total non-performing loans at December 31, 2009.

We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle. We believe the economy is still in a credit cycle correction and could be negatively affected by national, regional and local economic impacts. We continue to have concerns regarding various industries, including hospitality, and commercial real estate development, and do not yet know how the economy will bear out. An additional future risk factor is a potential change in federal and state regulations which may impact a bank’s ability to take appropriate action to protect its financial interests in certain loan situations.

For further discussion of the ALL, refer to “Critical Accounting Policies” in Item 1A. Risk Factors and Notes 1 and 3 to the Consolidated Financial Statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

	As of December 31,
	2010		2009		2008		2007		2006
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Balance at end of year applicable to:
Residential real estate loans	$3,273	39%	$2,693	41%	$2,985	41%	$1,461	36%	$1,370	34%
Commercial real estate loans	8,198	30%	6,930	28%	7,402	27%	6,006	29%	6,083	32%
Commercial	5,633	12%	5,015	13%	2,734	14%	3,243	17%	4,608	18%
Consumer loans	2,253	19%	1,957	18%	2,294	18%	1,169	18%	1,097	16%
Unallocated	2,936	N/A	3,651	N/A	2,276	N/A	1,774	N/A	1,775	N/A
	$22,293	100%	$20,246	100%	$17,691	100%	$13,653	100%	$14,933	100%

Prior to the Company’s recognition in 2009 of a separate reserve for unfunded commitments, a portion of the other category was reserved for inherent losses in the off-balance sheet exposures, which are not recognized in the separate liability.

Investment in Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) amounted to $43.2 million and $41.7 million at December 31, 2010 and 2009, respectively, with the increase due to normal increases in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account product. All such general account carriers were rated “A” or better by two of the three major rating agencies at December 31, 2010. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Income.

Deposits

The Bank receives checking, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System (“CDARS”). Total deposits of $1.5 billion at December 31, 2010 increased $20.0 million from 2009. The deposit growth was primarily derived from low cost deposits with an increase in demand deposits balances of $36.0 million, or 19%, and increases in interest checking, savings and money markets of $46.2 million, or 7%. Brokered funds increased $18.9 million as a result of more favorable pricing compared to other funding alternatives. Growth in total deposits was partially offset by a decline in retail certificates of deposit of $81.1 million.

In 2009, total deposits increased $6.3 million from 2008. Core deposit growth was strong with increases in demand deposit balances of $13.1 million and increases in interest checking, savings and money markets of $43.0 million. Growth in total deposits was partially offset by a decline in retail certificates of deposit of $47.2 million and brokered funds of $2.6 million.

Borrowings

In 2010, borrowings increased $32.6 million, or 6%, from 2009 primarily due to an increase in retail repurchase agreements of $43.3 million and FHLB overnight funds of $8.6 million, partially offset by a decline in commercial repurchase agreements of $20.1 million. In 2009, borrowings decreased $135.8 million in conjunction with the decline in total assets, and were primarily due to a reduction in other borrowed funds which resulted from a decrease in overnight funds with the FHLB of $131.7 million.

The borrowings we utilized have primarily been advances from the FHLB. In addition, we use Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 54.5% of all borrowings mature or reprice within the next three months. The following table presents certain information regarding short-term borrowings included in other borrowed funds for the years ended:

	As of December 31,
(Dollars in Thousands)	2010	2009	2008
Balance outstanding at end of year	$193,930	$145,541	$232,705
Average balance outstanding	188,663	190,142	154,583
Maximum amount outstanding at any month-end during the year	268,197	277,562	232,705
Weighted average interest rate during the year	0.63%	0.81%	2.37%
Weighted average interest rate at end of year	0.45%	1.06%	0.74%

Shareholders’ Equity

Total shareholders’ equity increased $15.4 million, or 8%, since December 31, 2009, which was primarily a result of current year earnings of $24.8 million offset by dividends declared to shareholders of $7.7 million and a decrease in other comprehensive income of $2.5 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	As of December 31,
	2010	2009	2008
Return on average equity	12.42%	12.81%	9.15%
Average equity to average assets	8.77%	7.80%	7.28%
Dividend payout ratio	30.95%	33.56%	50.00%
Dividends declared per share	$1.00	$1.00	$1.00
Book value per share	26.90	24.93	21.78

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy the varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2010 and 2009, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to our liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For 2010, average deposits (including brokered deposits) of $1.5 billion increased $29.9 million, or 2%, compared to 2009. Comparing average deposits for 2010 to 2009, average demand deposits, interest checking, and savings increased $22.6 million, $34.0 million and $16.2 million, respectively, and were partially offset by declines in average money market account balances of $7.9 million and retail certificates of deposits of $62.3 million. Average brokered deposits increased $27.5 million. Included in the money market and interest checking deposit categories are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client money market account, which was $89.0 million at December 31, 2010, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. Change or the shift from retail certificates of deposit to other core deposit categories reflects customers continuing to shift to more liquid deposit instruments given the low interest rate environment.

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in Thousands)	December 31, 2010
Time remaining until maturity:
Less than 3 months	$29,417
3 months through 6 months	34,757
6 months through 12 months	38,323
Over 12 months	75,289
$177,786

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for 2010 decreased by $56.7 million to $524.5 million. We secure borrowings from the FHLBB, whose advances remain our largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $738.3 million and $709.5 million at December 31, 2010 and 2009, respectively. The carrying value of securities pledged as collateral at the FHLBB was $16.8 million and $28.3 million at December 31, 2010 and 2009, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at December 31, 2010 and 2009. We had no outstanding balance at December 31, 2010 and $3.5 million at December 31, 2009 which was paid off on January 4, 2010. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 22, 2011.

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

Loan demand also affects our liquidity position. However, of the loans maturing over one year, approximately 54% are variable rate loans. The following table presents the maturities of loans at December 31, 2010:

(Dollars in Thousands)	<1 Year	1 Through 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$2,751	$17,274	$412,888	$432,913
Commercial real estate	2,977	41,300	42,547	86,824
Commercial	14,074	30,983	7,243	52,300
Consumer	1,779	9,923	88,720	100,422
Municipal	408	8,848	4,915	14,171
Total Fixed Rate	21,989	108,328	556,313	686,630
Variable Rate:
Residential real estate	22	455	162,918	163,395
Commercial real estate	14,630	43,695	318,888	377,213
Commercial	38,712	16,106	58,911	113,729
Consumer	2,014	688	180,691	183,393
Municipal	—	—	392	392
Total Variable Rate	55,378	60,944	721,800	838,122
	$77,367	$169,272	$1,278,113	$1,524,752

Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at December 31, 2010 and 2009. The Company’s Tier 1 capital to risk weighted assets was 13.80% and 12.24% at December 31, 2010 and 2009, respectively and total capital to risk weighted assets was 15.05% and 13.49% at December 31, 2010 and 2009, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.77% and 8.17% at December 31, 2010 and 2009, respectively.

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2010, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $206.0 million and $190.6 million at December 31, 2010 and 2009, respectively, which amounted to 8.9% of total assets at December 31, 2010 and 8.5% of total assets at December 31, 2009. Total shareholders’ equity increased $15.4 million, or 8%, from 2009 which was a result of current year earnings partially offset by a decrease in other comprehensive income and dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $7.7 million, $7.7 million and $7.3 million for 2010, 2009 and 2008, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $12.0 million for 2010 and 2009. Under regulations prescribed by the OCC, without prior OCC approval, our bank subsidiary may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On April 29, 2003, our shareholders approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under the Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than ten years after the date the stock option is granted. Prior to April 29, 2003, we had three stock option plans. Under all three plans, the options vested over a five year period, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of our stock on the date of grant. For further information on equity compensation plans and related accounting treatment, refer to Note 1 and Note 14 in the Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations and Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2010, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,929	$1,929	$—	$—	$—
Commercial Commitment Letters	15,348	15,348	—	—	—
Residential Loan Originations	3,356	3,356	—	—	—
Home Equity Line of Credit Commitments	249,193	83,840	2,236	619	162,498
Other Commitments to Extend Credit	76	76	—	—	—
Total	$269,902	$104,549	$2,236	$619	$162,498

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts.

At December 31, 2010, we had the following levels of contractual obligations:

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,958	$801	$833	$434	$890
Capital Leases	790	19	75	67	629
FHLBB Borrowings – Overnight	37,275	37,275	—	—	—
FHLBB Borrowings – Advances	214,236	112,024	40,901	36,311	25,000
Commercial Repurchase Agreements	106,355	—	101,077	—	5,278
Other Borrowed Funds	156,655	156,655	—	—	—
Junior Subordinated Debentures	43,614	—	—	—	43,614
Note Payable	615	304	284	27	—
Other Contractual Obligations	162	162	—	—	—
Total	$562,660	$307,240	$143,170	$36,839	$75,411

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2010, the Company had three forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029 and June 30, 2030.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Bank’s Board of Directors, and are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. The Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations. In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the fourth quarters of 2010 and 2009, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a 1-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	2010	2009
Year 1
+400 bp	(1.30)%	(0.60)%
+200 bp	(1.30)%	(0.60)%
-100 bp	(0.40)%	(0.90)%
Year 2
+400 bp	(2.10)%	(1.50)%
+200 bp	(0.30)%	(0.80)%
-100 bp	(6.10)%	(6.30)%

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

The most significant factors affecting the changes in market risk exposure during 2010 related to the increase in investment balances, and an overall reduction in the cost of funds that outpaced the drop in the yield on average assets. A reduction in the cost of funds was related to a shift in the deposit mix to lower costing deposits combined with general funding rate declines due to market conditions. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward throughout the majority of a five year simulation as the asset base adjusts into the lower rate environment, while declining funding costs do not provide adequate relief resulting in a narrowing spread and pushing net interest income levels down. Towards the end of the second year, an increase in net interest income levels is evident as a large block of wholesale funding comes due and is expected to be replaced with short-term borrowings at a significantly lower cost. Thereafter, net interest income continues to trend downward as asset cash flow continues to reset lower. In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios before developing a downward trend thereafter. Beyond the first year, opportunities to reduce funding costs become more difficult while mortgage related cash flows accelerate and are replaced at lower rate levels, resulting in tighter spreads and a decrease in expected net interest income. Rising rate scenarios continue to be the best case scenario for the Bank over the long-term. In the early stages of a rising rate environment, net interest income comes under pressure due to short-term funding that resets quickly and asset yields that are slower to respond. Thereafter, the longer term asset sensitive structure of the balance sheet results in the asset base continuing to be repriced or replaced at higher levels, widening spread and driving net interest income levels upward. If the yield curve were to flatten as rates rise, net interest income levels would initially trend below the parallel 200 bp shift, but the longer term benefit would be greater.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2010, we had a notional principal amount of $30.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to its expectation and our hedging policies. These instruments are more fully described in Notes 1 and 16 of the Notes to Consolidated Financial Statements.

Other Market Risk(s)

We are also subject to other market risks, including but not limited to, operational risks, actions of government agencies, solvency of counter-parties, changes in investment markets, and changes in consumer demand. For further descriptions of these additional market risks, refer to Item 1A. Risk Factors.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Notes 3 and 8 of the Notes to Consolidated Financial Statements provide related party lending and deposit information. We have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2010	2009
ASSETS
Cash and due from banks	$31,009	$29,772
Securities
Securities available for sale, at fair value	553,579	479,708
Securities held to maturity, at amortized cost (fair value $38,037 and $39,639 at December 31, 2010 and 2009, respectively)	36,102	37,914
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,965
Total securities	611,643	539,587
Trading account assets	2,304	1,725
Loans held for sale	5,528	—
Loans	1,524,752	1,526,758
Less allowance for loan losses	(22,293)	(20,246)
Net loans	1,502,459	1,506,512
Goodwill and other intangible assets	45,821	46,398
Bank-owned life insurance	43,155	41,677
Premises and equipment, net	25,044	26,054
Deferred tax asset	12,281	10,317
Interest receivable	6,875	7,236
Prepaid FDIC assessment	6,155	8,197
Other real estate owned	2,387	5,479
Other assets	11,346	12,429
Total assets	$2,306,007	$2,235,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$229,547	$193,549
Interest checking, savings and money market	721,905	675,681
Retail certificates of deposit	464,662	545,789
Brokered deposits	99,697	80,788
Total deposits	1,515,811	1,495,807
Federal Home Loan Bank advances	214,236	209,710
Other borrowed funds	302,069	274,125
Junior subordinated debentures	43,614	43,512
Accrued interest and other liabilities	24,282	21,668
Total liabilities	2,100,012	2,044,822
Commitments and Contingencies (Notes 5, 13, 14, 16 and 18)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,658,496 and 7,644,837 shares on December 31, 2010 and 2009, respectively	50,936	50,062
Retained earnings	150,730	133,634
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	6,229	7,083
Net unrealized (losses) gains on derivative instruments, at fair value, net of tax	(709)	739
Net unrecognized losses on postretirement plans, net of tax	(1,191)	(957)
Total accumulated other comprehensive income	4,329	6,865
Total shareholders’ equity	205,995	190,561
Total liabilities and shareholders’ equity	$2,306,007	$2,235,383

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2010	2009	2008
Interest Income
Interest and fees on loans	$81,935	$84,901	$96,716
Interest on U.S. government and sponsored enterprise obligations	20,335	25,851	25,750
Interest on state and political subdivision obligations	2,111	2,450	2,695
Interest on federal funds sold and other investments	126	129	1,959
Total interest income	104,507	113,331	127,120
Interest Expense
Interest on deposits	15,143	22,577	31,700
Interest on borrowings	12,257	14,898	22,250
Interest on junior subordinated debentures	2,817	2,845	2,949
Total interest expense	30,217	40,320	56,899
Net interest income	74,290	73,011	70,221
Provision for credit losses	6,299	8,213	4,397
Net interest income after provision for credit losses	67,991	64,798	65,824
Non-Interest Income
Income from fiduciary services	6,236	5,902	6,453
Service charges on deposit accounts	4,911	5,261	5,375
Other service charges and fees	3,345	2,908	2,720
Proceeds from legal settlement	2,000	—	—
Bank-owned life insurance	1,478	1,476	1,287
Brokerage and insurance commissions	1,449	1,356	1,371
Mortgage banking income (loss), net	761	1,314	(361)
Net (losses) gains on sale of securities	(188)	63	(624)
Other income	1,084	1,173	439
Total non-interest income before other-than-temporary impairment of securities	21,076	19,453	16,660
Other-than-temporary impairment of securities	(221)	(11)	(14,950)
Total non-interest income	20,855	19,442	1,710
Non-Interest Expenses
Salaries and employee benefits	26,337	24,588	24,093
Furniture, equipment and data processing	4,647	4,150	4,574
Net occupancy	3,833	3,908	4,023
Other real estate owned and collection costs	3,489	2,332	1,079
Regulatory assessments	2,868	4,035	1,041
Consulting and professional fees	2,596	2,455	3,166
Amortization of identifiable intangible assets	577	578	897
Other expenses	8,620	8,978	7,943
Total non-interest expenses	52,967	51,024	46,816
Income before income taxes	35,879	33,216	20,718
Income Taxes	11,113	10,443	5,383
Net Income	$24,766	$22,773	$15,335
Per Share Data
Basic earnings per share	$3.23	$2.98	$2.00
Diluted earnings per share	$3.23	$2.97	$2.00
Weighted average number of common shares outstanding	7,655,668	7,642,492	7,674,827
Diluted weighted average number of common shares outstanding	7,663,498	7,653,973	7,680,412

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount
Balance at December 31, 2007	6,513,573	$5,151	$114,289	$763	$120,203
Net income for 2008	—	—	15,335	—	15,335
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	—	—	—	(1,605)	(1,605)
Change in net unrecognized losses on postretirement plans	—	—	—	(306)	(306)
Total comprehensive income	—	—	15,335	(1,911)	13,424
Shares issued during acquisition of Union Bankshares Company	1,222,497	43,523	—	—	43,523
Stock-based compensation expense	—	250	—	—	250
Exercise of stock options and issuance of restricted stock	12,005	194	—	—	194
Common stock repurchase	(109,362)	(134)	(3,383)	—	(3,517)
Cash dividends declared ($1.00 per share)	—	—	(7,677)	—	(7,677)
Balance at December 31, 2008	7,638,713	48,984	118,564	(1,148)	166,400
Net income for 2009	—	—	22,773	—	22,773
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	7,172	7,172
Change in fair value of cash flow hedges	—	—	—	739	739
Change in net unrecognized losses on postretirement plans	—	—	—	102	102
Total comprehensive income	—	—	22,773	8,013	30,786
Stock-based compensation expense	—	1,072	—	—	1,072
Exercise of stock options and issuance of restricted stock	7,814	6	—	—	6
Common stock repurchased	(1,690)	—	(55)	—	(55)
Cash dividends declared ($1.00 per share)	—	—	(7,648)	—	(7,648)
Balance at December 31, 2009	7,644,837	50,062	133,634	6,865	190,561
Net income for 2010	—	—	24,766	—	24,766
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	—	—	—	(854)	(854)
Change in fair value of cash flow hedges	—	—	—	(1,448)	(1,448)
Change in net unrecognized losses on postretirement plans	—	—	—	(234)	(234)
Total comprehensive income	—	—	24,766	(2,536)	22,230
Stock-based compensation expense	—	809	—	—	809
Exercise of stock options and issuance of restricted stock	16,251	114	—	—	114
Common stock repurchased	(2,592)	(49)	—	—	(49)
Cash dividends declared ($1.00 per share)	—	—	(7,670)	—	(7,670)
Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Operating Activities
Net income	$24,766	$22,773	$15,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,299	8,213	4,397
Depreciation and amortization	3,189	2,688	2,303
Stock-based compensation expense	809	1,072	250
Decrease in interest receivable	361	1,089	869
Amortization of intangible assets	577	578	897
Net increase in trading assets	(579)	(421)	(1,304)
Net losses (gains) on sales of securities	188	(63)	624
Other-than-temporary impairment of securities	221	11	14,950
Increase in other real estate owned valuation allowance	1,606	1,006	—
Originations of mortgage loans held for sale	(25,615)	(72,529)	—
Proceeds from the sale of mortgage loans	20,193	72,615	—
Gain on sale of mortgage loans	(106)	(86)	—
Liquidation of defined benefit pension plan	—	(735)	(2,000)
Decrease (increase) in prepaid FDIC assessment	2,042	(8,197)	—
Increase in other assets	(1,533)	(1,532)	(7,141)
Increase (decrease) in other liabilities	3,387	(3,811)	(3,878)
Net cash provided by operating activities	35,805	22,671	25,302
Investing Activities
Acquisition of Union Bankshares Company	—	—	(29,028)
Proceeds from sale and maturities of securities held to maturity	1,765	4,038	90
Proceeds from sales and maturities of securities available for sale	203,172	192,586	222,435
Purchase of securities held to maturity	—	—	(39)
Purchase of securities available for sale	(279,313)	(55,460)	(301,784)
Proceeds from redemption of Federal Home Loan Bank stock	3	—	5,946
Net (increase) decrease in loans	(5,792)	(30,226)	8,289
Purchase of bank-owned life insurance	—	—	(7,450)
Premium received on sale of branch	—	—	1,400
Proceeds from the sale of other real estate owned	2,965	959	420
Purchase of premises and equipment	(2,459)	(2,493)	(1,073)
Net cash (used) provided by investing activities	(79,659)	109,404	(100,794)
Financing Activities
Net increase in deposits	19,992	6,263	55,627
Proceeds from Federal Home Loan Bank long-term advances	75,000	11,663	201,094
Repayments on Federal Home Loan Bank long-term advances	(70,387)	(60,879)	(270,077)
Net change in short-term Federal Home Loan Bank borrowings	5,100	(128,160)	78,994
Net increase in other borrowed funds	22,985	41,318	26,899
Common stock repurchase	(49)	(55)	(3,517)
Exercise of stock options	114	6	194
Cash dividends paid on common stock	(7,664)	(7,654)	(7,317)
Net cash provided (used) by financing activities	45,091	(137,498)	81,897
Net increase (decrease) in cash and cash equivalents	1,237	(5,423)	6,405
Cash and cash equivalents at beginning of year	29,772	35,195	28,790
Cash and cash equivalents at end of year	$31,009	$29,772	$35,195
Supplemental information
Interest paid	$30,969	$41,349	$57,440
Income taxes paid	12,985	8,250	10,924
Common stock issued in acquisition	—	—	43,523
Transfer of loans to other real estate owned	1,479	3,420	3,924

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies

Camden National Corporation (the “Company”), a Maine corporation, is the bank holding company for Camden National Bank (the “Bank”) and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 38 banking offices and ATMs in Maine. Acadia Trust, N.A. provides trust and investment management services to its clients, who are primarily located in the State of Maine, and to clients of the Bank.

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares Company (“Union Bankshares”) of Ellsworth, Maine, including its principal wholly-owned subsidiary, Union Trust Company (“Union Trust”). Immediately after the acquisition, Union Trust was merged into the Bank. The financial results of Union Trust are included in the Company’s financial results beginning on the January 3, 2008 acquisition date.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry. The following is a summary of the significant accounting and reporting policies.

Principles of Consolidation.  The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank (a wholly-owned bank subsidiary), and Acadia Trust, N.A. (a wholly-owned non-bank subsidiary). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the non-bank subsidiary in a fiduciary capacity are not assets of the Company and, therefore, are not included in the Consolidated Statements of Condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company.

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

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2010 for potential recognition or disclosure as required by GAAP.

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

Securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and temporary unrealized losses on securities classified as available for sale are reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss. Federal Home Loan Bank (“FHLB”) and FRB stocks are non-marketable equity securities reported at cost and evaluated for impairment.

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

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other-than-temporary. The factors considered by management in its periodic review include, but are not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the ratings of the security, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Declines in the fair value of individual equity securities that are deemed to be other-than-temporary are reflected in non-interest income when identified. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in non-interest income and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the interest rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the date of the consolidated statement of condition.

The Company is a member of the FHLB of Boston. As a requirement of membership, the Company must own a minimum amount of FHLB stock based on the level of its FHLB advances. No market exists for shares of the FHLB and therefore they are carried at par value. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While the Company currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB. The FHLB had advised its members that it is focusing on preserving capital in response to market volatility and, accordingly, payment of quarterly dividends for 2009 and 2010 were suspended. On February 22, 2011, the FHLB announced its board declared a dividend equal to an annual yield of 0.30% that will be paid March 2, 2011 after posting its fifth straight quarter of profit. The FHLB moratorium on excess stock repurchases from its members still remains in place. The Company will continue to monitor its investment in FHLB stock.

Loans and Allowance for Loan Losses.  Loans held for sale are reported at the lower of cost or market in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. All other loans are reported at amortized cost adjusted for any charge-offs, the ALL and any deferred fees or costs. From time to time, management identifies and designates certain residential mortgage loans (either newly originated mortgage loans or held in the loan portfolio) for sale, and, accordingly, these loans are transferred to loans held for sale.

The ALL is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the ALL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ALL when realized.

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

factors, and (4) the unallocated portion of the allowance. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The methodology is in accordance with accounting principles generally accepted in the United States of America.

The Company uses a risk rating system to determine the credit quality of loans and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. The Company periodically reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of the loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the loan portfolio is collateralized by real estate in this area. Another portion of the commercial and commercial real estate loan portfolios are to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition and to account for uncertainty in the economic environment.

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

Effective January 1, 2009, in accordance with new accounting requirements issued by the Financial Accounting Standards Board (“FASB”), unvested share-based payment awards, which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, share-based payment awards considered to be participating securities, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted share grants and management stock purchase grants are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the years ended December 31, 2010, 2009 and 2008 have been presented in accordance with these requirements.

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

Derivative Financial Instruments Designated as Hedges.  The Company recognizes all derivatives in the Consolidated Statements of Condition at fair value. On the date the Company enters into the derivative contract, the Company designates the derivative as a hedge of either a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), a hedge of

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a held for trading instrument (“trading instrument”). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in other comprehensive income or loss and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Those derivatives that are classified as trading instruments are recorded at fair value with changes in fair value recorded in earnings. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, that it is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Recent Accounting Pronouncements.  In June 2009, the FASB issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) which provides amended guidance relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities Available for Sale and Held to Maturity

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available for sale
Obligations of U.S. government sponsored enterprises	$49,870	$237	$(750)	$49,357
Obligations of states and political subdivisions	13,777	443	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	451,909	15,986	(3,053)	464,842
Private issue collateralized mortgage obligations	23,441	—	(2,719)	20,722
Total debt securities	538,997	16,666	(6,522)	549,141
Equity securities	5,000	—	(562)	4,438
Total securities available for sale	$543,997	$16,666	$(7,084)	$553,579
Held to maturity
Obligations of states and political subdivisions	$36,102	$1,935	$—	$38,037
Total securities held to maturity	$36,102	$1,935	$—	$38,037
December 31, 2009
Available for sale
Obligations of states and political subdivisions	$17,587	$473	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	412,113	16,608	(365)	428,356
Private issue collateralized mortgage obligations	34,121	12	(5,261)	28,872
Total debt securities	463,821	17,093	(5,626)	475,288
Equity securities	5,000	—	(580)	4,420
Total securities available for sale	$468,821	$17,093	$(6,206)	$479,708
Held to maturity
Obligations of states and political subdivisions	$37,914	$1,725	$—	$39,639
Total securities held to maturity	$37,914	$1,725	$—	$39,639

Impaired Securities

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities Available for Sale and Held to Maturity  – (continued)

The following table shows the unrealized gross losses and estimated fair values of investment securities at December 31, 2010 and 2009, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
U.S. government sponsored enterprises	$29,145	$(750)	$—	$—	$29,145	$(750)
Mortgage-backed securities	96,604	(3,053)	85	—	96,689	(3,053)
Private issue collateralized mortgage obligations	2,160	(79)	18,562	(2,640)	20,722	(2,719)
Equity securities	—	—	4,438	(562)	4,438	(562)
Total	$127,909	$(3,882)	$23,085	$(3,202)	$150,994	$(7,084)
December 31, 2009
Mortgage-backed securities	$25,003	$(364)	$57	$(1)	$25,060	$(365)
Private issue collateralized mortgage obligations	—	—	27,910	(5,261)	27,910	(5,261)
Equity securities	—	—	4,420	(580)	4,420	(580)
Total	$25,003	$(364)	$32,387	$(5,842)	$57,390	$(6,206)

At December 31, 2010, $151.0 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $8.4 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 23 securities with a fair value of $23.1 million in the portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during 2010 and at December 31, 2010, reflect potential future credit losses in the base case. Based on these results, the Company recorded OTTI write-downs in 2010 on four private issue CMOs of $221,000.

At December 31, 2010, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction beginning in 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

At December 31, 2009, $57.4 million of the Company’s investment securities had unrealized losses that were considered temporary. The portfolio contained 21 securities, with a fair value of $32.4 million, that had unrealized losses for twelve months or longer. A large portion of the unrealized loss was related to the CMOs.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities Available for Sale and Held to Maturity  – (continued)

Security Gains and Losses

Information related to sales of securities follows:

	Years Ended December 31,
	2010	2009	2008
Available for sale
Proceeds from sales of securities	$4,210	$7,521	$17,142
Gross realized gains	—	65	500
Gross realized (losses)	(188)	—	(1,124)
Held to maturity
Proceeds from sales of securities	$—	$864	$—
Gross realized gains	—	1	—
Gross realized (losses)	—	(3)	—

During 2010, the Company sold one investment that had been downgraded to non-investment grade in 2009 and, although the Company’s tranche was comprised of high quality loans, credit support had declined noticeably due to poor performance of other tranches in the months prior to the sale. The Company had not recorded any OTTI on this security; however, with the increased deterioration and an increase in market price, in a relatively illiquid market for the non-agency sector, management decided to sell the security. During 2009, the Company sold an investment security in the held to maturity portfolio due to a drop in credit rating.

Securities Pledged

At December 31, 2010 and 2009, securities with an amortized cost of $451.6 million and $506.7 million and a fair value of $464.2 million and $519.3 million, respectively, were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,811	$1,838
Due after one year through five years	68,752	69,105
Due after five years through ten years	47,226	48,919
Due after ten years	421,208	429,279
	$538,997	$549,141
Held to maturity
Due in one year or less	$342	$345
Due after one year through five years	1,893	1,994
Due after five years through ten years	29,360	31,021
Due after ten years	4,507	4,677
	$36,102	$38,037

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31 was as follows:

	2010	2009
Residential real estate loans	$596,655	$627,979
Commercial real estate loans	464,037	434,783
Commercial loans	180,592	191,214
Home equity loans	270,627	258,969
Consumer loans	13,188	14,137
Deferred loan fees net of costs	(347)	(324)
Total loans	$1,524,752	$1,526,758

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. For the years ended December 31, 2010 and 2009, the Company sold $20.1 million and $72.5 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $106,000 and $86,000, respectively. The Company did not sell mortgage loans in 2008.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans to related parties that in aggregate exceed $60,000 were as follows:

	2010	2009
Balance at beginning of year	$9,458	$11,082
Loans made/advanced and additions	794	643
Repayments and reductions	(2,934)	(2,267)
Balance at end of year	$7,318	$9,458

The Company had a commitment to lend to a related party for $9.0 million at December 31, 2010.

The ALL is management’s best estimate of the inherent risk of loss in the loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following is a summary of activity in the allowance for loan losses:

	December 31,
	2010	2009	2008
Balance at beginning of year	$20,246	$17,691	$13,653
Loans charged off	(5,547)	(6,456)	(5,553)
Recoveries	1,269	849	825
Net charge-offs	(4,278)	(5,607)	(4,728)
Acquired from Union Trust	—	—	4,369
Provision for loan losses	6,325	8,162	4,397
Balance at end of year	$22,293	$20,246	$17,691

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,693	$6,930	$5,015	$1,773	$184	$3,651	$20,246
Loans charged off	(1,262)	(1,382)	(1,502)	(932)	(469)	—	(5,547)
Recoveries	225	232	553	123	136	—	1,269
Provisions	1,617	2,418	1,567	1,087	351	(715)	6,325
Ending balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Ending Balance: Individually evaluated for impairment	$840	$660	$631	$316	$25	$—	$2,472
Ending Balance: Collectively evaluated for impairment	$2,433	$7,538	$5,002	$1,735	$177	$2,936	$19,821
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$9,330	$6,182	$4,486	$1,711	$25	$—	$21,734
Ending Balance: Collectively evaluated for impairment	$586,978	$457,855	$176,106	$268,916	$13,163	$—	$1,503,018
Loans ending balance	$596,308	$464,037	$180,592	$270,627	$13,188	$—	$1,524,752

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are continuously monitored by Risk Management.

To further identify credits with similar risk profiles, the Company categorizes each loan category by credit risk exposure and applies a credit quality indicator to all commercial, commercial real estate and residential real estate loans. These indicators are represented by grades 1 through 10 from lowest to highest risk rating. The Company uses the following definitions when assessing grades for the purpose of evaluating risk and adequacy of the ALL.

Grade 1 — Substantially risk free loans. Loans to borrowers of unquestioned financial strength with stable earnings, cash flows and sufficient primary and secondary sources of repayment. These loans have no

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

known or suspected shortcomings or weaknesses. Most loans in this category are secured by properly margined liquid collateral. Loan to value and loan to cost parameters are most conservative.

Grade 2 — Loans with minimal risk. Include loans to borrowers with a solid financial condition and good liquidity, significant cash flow and interest coverage and well-defined repayment strength. Loan to value and loan to cost parameters are conservative.

Grade 3 — Loans with very modest risk. Borrowers in this category exhibit strong sources of repayment, consistent earnings and acceptable profitability growth. Working capital, debt to worth and coverage ratios are comparable with industry standards and there are no known negative trends. Collateral protection is adequate. Loan to value parameters do not exceed the maximum established by the Company’s loan policy.

Grade 4 — Loans with less than average risk. Loans to borrowers with adequate repayment source or a recently demonstrated ability to service debt with acceptable margins. Working capital, debt to worth and coverage ratios may be on the lower end of industry standards, but are not considered unsatisfactory. There may be minor negative trends but collateral position is adequate. Loan to value and debt coverage ratios meet the Company’s loan policy criteria.

Grade 5 — Average risk loans. Loans to borrowers with acceptable financial strength but possible vulnerability to changing economic conditions or inconsistent earnings history. Borrower evidences a reasonable ability to service debt in the normal course of business and has available and adequate secondary sources of repayment. Working capital, debt to worth and coverage ratios may be below industry standards, but are not considered unsatisfactory. Loan to value and debt coverage ratios meet the criteria outlined in the Company’s loan policy.

Grade 6 — Loans with maximum acceptable risk (Watch List). Loans in this grade exhibit the majority of the attributes associated with grade 5, perform at that level, but have been recognized to possess characteristics or deficiencies that warrant monitoring. These loans have potential weaknesses which may, if not checked or corrected, weaken the assets or inadequately protect the company’s credit position at some future date.

A Grade 6 Watch rating is assigned to the loan when one or more of the following circumstances exist:

—	Lack of sufficient current information to properly assess the risk of the loan facility or value of pledged collateral.
—	Adverse economic, market or other external conditions which may directly affect the obligor’s financial condition.
—	Significant cost overruns occurred.
—	Market share may exhibit some volatility. Sales and profits may be tied to business, credit or product cycles.

Grade 7 — Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not expose the Company to warrant adverse classification.

Grade 8 — Loans with definite weakness (Substandard). Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by collateral pledged. Borrowers experience difficulty in meeting debt repayment requirements. Deterioration is sufficient to cause the Company to look to the sale of collateral.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

Grade 9 — Loans with potential loss (Doubtful). Loans classified as doubtful have all the weaknesses inherent in the substandard grade with added characteristic that the weaknesses make collection or liquidation of the loan in full highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Grade 10 — Loans with definite loss (Loss). Loans classified as loss are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be protracted.

Asset quality indicators are periodically reassessed to appropriately reflect the risk composition of the loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans are considered non-performing.

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1 – 6)	$583,460	$390,488	$146,412	$—	$—
Performing	—	—	—	268,873	13,163
Special Mention (Grade 7)	—	22,692	11,089	—	—
Substandard (Grade 8)	12,848	50,852	23,091	—	—
Non-performing	—	—	—	1,754	25
Doubtful (Grade 9)	—	5	—	—	—
Loss (Grade 10)	—	—	—	—	—
Total	$596,308	$464,037	$180,592	$270,627	$13,188

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The Company closely monitors the performance of its loan portfolio. In situations when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more, a loan is placed on non-accrual status. Exceptions may be made if the asset is well secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans are not normally placed on non-accrual status, as they are charged-off once their collectability is in doubt. Below is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and summary of non-accrual loans and loans past due over 90 days and accruing at December 31, 2010:

	30 – 59 days Past Due	60 – 89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$1,488	$1,533	$5,616	$8,637	$587,671	$596,308	$424	$7,225
Commercial real estate	1,642	979	4,166	6,787	457,250	464,037	214	6,072
Commercial	911	883	2,888	4,682	175,910	180,592	15	4,421
Home equity	590	170	739	1,499	269,128	270,627	58	1,696
Consumer	164	28	25	217	12,971	13,188	—	25
Total	$4,795	$3,593	$13,434	$21,822	$1,502,930	$1,524,752	$711	$19,439

Interest foregone was approximately $985,000, $961,000 and $838,000 for 2010, 2009, and 2008, respectively.

The Company takes a conservative approach in credit risk management but remains focused on community lending and reinvesting. Credit administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. Restructured loans consist of loans that provide term modifications or a reduction of either interest or principal due to the borrower’s financial hardship. Once the obligation has been restructured due to credit problems, it will continue to remain in restructured status until paid in full. Loans restructured due to credit difficulties amounted to $2.3 million and $581,000 at December 31, 2010 and 2009, respectively. Both non-accrual and restructured loans are considered impaired. All impaired loans are allocated a portion of allowance to cover potential losses. At December 31, 2010, there were no impaired loans without a related recorded allowance. A summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2010 is presented below:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,330	$9,750	$840	$7,739	$30
Commercial real estate	6,182	7,198	660	6,334	4
Commercial	4,486	4,708	631	4,499	1
Home equity	1,711	2,049	316	1,118	1
Consumer	25	185	25	113	—
Ending Balance	$21,734	$23,890	$2,472	$19,803	$36

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following table provides a comparative impaired loan summary:

	December 31,
	2010	2009	2008
Average investment in impaired loans	$19,803	$17,299	$13,354
Interest income recognized on impaired loans, cash basis	36	12	—
Balance of impaired loans	21,734	18,522	12,501
Portion of impaired loan balance for which an allowance for loan losses is allocated	21,734	18,522	12,501
Portion of allowance for loan losses allocated to the impaired loan balance	2,472	1,805	1,343

4. Goodwill and Identifiable Intangible Assets

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares in exchange for 1,222,497 shares of the Company’s common stock valued at $43.5 million and $29.0 million in cash. The Company recorded $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition. During the first quarter of 2009, the Company completed its final adjustments to the goodwill related to the Union Bankshares acquisition. The changes in goodwill, core deposit intangible and trust relationship intangible for the years ended December 31, 2010 and 2009 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2008	$34,797	$7,060	$41,857
2009 Activity	(77)	—	(77)
Balance at December 31, 2009	34,720	7,060	41,780
2010 Activity	—	—	—
Balance at December 31, 2010	$34,720	$7,060	$41,780

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$14,444	$(9,926)	$4,518
2009 Activity	—	(502)	(502)
Balance at December 31, 2009	14,444	(10,428)	4,016
2010 Activity	—	(502)	(502)
Balance at December 31, 2010	$14,444	$(10,930)	$3,514

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2008	$753	$(75)	$678
2009 Activity	—	(76)	(76)
Balance at December 31, 2009	753	(151)	602
2010 Activity	—	(75)	(75)
Balance at December 31, 2010	$753	$(226)	$527

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Goodwill and Identifiable Intangible Assets  – (continued)

The annual impairment evaluation of goodwill did not identify any impairment in 2010 or 2009. The following table reflects the expected amortization schedule for intangible assets at December 31, 2010:

	Core Deposit Intangible	Trust Relationship Intangible
2011	$502	$75
2012	502	75
2013	502	75
2014	502	75
2015	502	75
Thereafter	1,004	152
Total unamortized intangible	$3,514	$527

5. Premises and Equipment

Details of premises and equipment, at cost, at December 31 were as follows:

	2010	2009
Land and land improvements	$2,567	$2,543
Buildings and leasehold improvements	29,823	29,509
Furniture, fixtures and equipment	16,411	19,971
Total cost	48,801	52,023
Accumulated depreciation and amortization	(23,757)	(25,969)
Net premises and equipment	$25,044	$26,054

Depreciation and amortization expense was $2.3 million, $2.2 million and $2.5 million for 2010, 2009 and 2008, respectively. Lease expense was approximately $840,000, $789,000 and $722,000 for 2010, 2009 and 2008, respectively. A capital lease, assumed from Union Trust and recorded in other liabilities on the Consolidated Statements of Condition, was entered into in March 2006 for a branch facility with payments extending until 2026 and an interest rate of 9.75% per year. The related asset, recorded in premises and equipment, has a cost basis of $855,000 and accumulated depreciation of $202,000. At December 31, 2010, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2011	$801	$19
2012	506	23
2013	327	25
2014	257	27
2015	177	31
Thereafter	890	665
	$2,958	$790

6. Other Real Estate Owned

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Subsequent write-downs required for declines in value are recorded through a valuation allowance and charged to other non-interest expense.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

6. Other Real Estate Owned  – (continued)

Activity in other real estate owned was as follows:

	2010	2009	2008
Balance at beginning of year	$5,479	$4,024	$400
Acquired from Union Trust	—	—	120
Additions	1,479	3,420	3,924
Disposals	(2,965)	(1,070)	(420)
Write-downs	(1,606)	(895)	—
Balance at end of year	$2,387	$5,479	$4,024

7. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2010 and 2009 was $898,000 and $810,000, respectively. For the same periods, the fair market value of the mortgage servicing rights approximated $973,000 and $965,000, respectively. In evaluating the reasonableness of the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus 4.93%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2010	2009	2008
Mortgage Servicing Rights:
Balance at beginning of year	$810	$139	$142
Acquired from Union Trust	—	—	1,199
Capitalized upon sale	308	811	—
Amortization charged against mortgage servicing fee income	(242)	(575)	(734)
Valuation adjustment	22	435	(468)
Balance at end of year	$898	$810	$139
Valuation Allowance:
Balance at beginning of year	$(34)	$(469)	$(1)
Increase in impairment reserve	(43)	—	(490)
Reduction of impairment reserve	65	435	22
Balance at end of year	$(12)	$(34)	$(469)

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

7. Mortgage Servicing  – (continued)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition and totaled $179.6 million, $218.3 million and $190.5 million at December 31, 2010, 2009 and 2008, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $471,000 and $464,000 at December 31, 2010 and 2009, respectively.

8. Deposits

The following is a summary of scheduled maturities of certificates of deposit as of December 31, 2010:

	Retail	Brokered	Total
2011	$276,343	$20,000	$296,343
2012	99,671	11,805	111,476
2013	19,110	—	19,110
2014	32,000	2,126	34,126
2015	32,907	17,033	49,940
Thereafter	4,631	—	4,631
Total	$464,662	$50,964	$515,626

Certificates of deposit issued in amounts of $100,000 or more totaled $177.8 million and $217.7 million at December 31, 2010 and 2009, respectively, including brokered certificates of deposit of $10.0 million and $26.6 million, respectively.

At December 31, 2010 and 2009, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $36.3 million and $26.9 million, respectively.

9. Borrowings

Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLB overnight borrowings and line of credit advances, and treasury, tax and loan deposits that are due within one year from the origination date. The Company, through its bank subsidiary, had an available line of credit with the FHLB of $9.9 million at December 31, 2010 and 2009. The Company had no outstanding balance on the line of credit with the FHLB at December 31, 2010 and a $3.5 million balance at December 31, 2009 which was paid off on January 4, 2010. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 22, 2011.

The following table summarizes other borrowed funds outstanding at December 31:

	2010	2009
Short-term Borrowings
Securities sold under repurchase agreements – retail	$155,932	$112,630
FHLB overnight	37,275	28,675
Treasury, tax and loan deposits	723	736
FHLB line of credit advance	—	3,500
Total short-term borrowings	193,930	145,541
Long-term Borrowings
Securities sold under repurchase agreements – commercial	106,355	126,466
Notes payable	615	909
Capital lease obligation	1,169	1,209
Total long-term borrowings	108,139	128,584
Total Other Borrowed Funds	$302,069	$274,125

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

9. Borrowings  – (continued)

Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2010	2009	2008
Balance outstanding at end of year	$193,930	$145,541	$232,705
Average daily balance outstanding	$188,663	$190,142	$154,583
Maximum balance outstanding at any month end	$268,197	$277,562	$232,705
Weighted average interest rate for the year	0.63%	0.81%	2.37%
Weighted average interest rate at end of year	0.45%	1.06%	0.74%

The securities sold under repurchase agreements — commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument became or becomes callable, as of December 31, 2010:

	Amount	Rate	Callable
2012	$65,077	4.75%	2008 – 2009
2013	36,000	3.33%	2011
2017	5,278	4.67%	2008
Total	$106,355	4.26%

Federal Home Loan Bank Advances

FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $738.3 million and $709.5 million at December 31, 2010 and 2009, respectively. The carrying value of securities pledged as collateral at the FHLB was $16.8 million and $28.3 million at December 31, 2010 and 2009, respectively.

The advances payable to the FHLB are summarized as follows:

	December 31, 2010		December 31, 2009
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
2.60% – 6.36% due in 2010	$—	$—	$70,054	$11,500
0.22% – 5.06% due in 2011	112,024	12,000	52,081	12,000
3.27% – 7.23% due in 2012	15,082	—	15,085	—
3.46% – 6.15% due in 2013	25,819	5,000	26,119	5,000
2.71% – 3.35% due in 2014	20,000	10,000	15,000	10,000
2.75% – 4.75% due in 2015	16,311	10,000	11,371	10,000
2.91% due in 2016	5,000	—	—	—
3.99% – 4.06% due in 2017	20,000	20,000	20,000	20,000
Total FHLB advances	$214,236	$57,000	$209,710	$68,500

Junior Subordinated Debentures

In April 2006, the Company formed Camden Capital Trust A (“CCTA”), which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA. The interest rate of the trust preferred

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

9. Borrowings  – (continued)

securities is fixed at 6.71% through June 2011 and thereafter is a variable rate determined at the 3 month London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par any time on or after June 30, 2011.

In connection with the Union Trust acquisition, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, Union Bankshares Capital Trust I (“UBCT”). In 2006, Union Trust issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT. The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The interest rate of the trust preferred securities until April 7, 2011 is a blended rate equal to the sum of (1) the product of 50% times the average three-month LIBOR plus 1.42%, plus (2) the product of 50% times 6.4725%. After April 7, 2011, the rate is the average three-month LIBOR plus 1.42%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Statements of Condition. Interest expense on the junior subordinated debentures totaled $2.8 million, $2.8 million and $2.9 million during 2010, 2009 and 2008, respectively. At December 31, 2010, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 21.7% of Tier 1 capital of the Company.

At December 31, 2010, the Company had three forward interest rate swaps, each with a notional amount of $10.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, 2029 and 2030. As the interest on these debentures converts from a fixed interest rate to a variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. One $10.0 million notional amount forward interest rate swap is for ten years with a fixed cost of 5.09% maturing on June 20, 2021, a second $10.0 million notional amount forward interest rate swap is for 18 years with a fixed cost of 5.84% maturing on June 30, 2029, and a third $10.0 million notional amount forward interest rate swap is for 19 years with a fixed cost of 5.71% maturing on June 30, 2030.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Income Taxes

The current and deferred components of income tax expense were as follows:

	2010	2009	2008
Current:
Federal	$11,282	$10,316	$8,463
State	433	407	341
	11,715	10,723	8,804
Deferred:
Federal	(602)	(280)	(3,421)
Income tax expense	$11,113	$10,443	$5,383

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	2010	2009	2008
Computed tax expense	$12,557	$11,626	$7,251
Increase (reduction) in income taxes resulting from:
Tax exempt income	(888)	(1,009)	(1,038)
State taxes, net of federal benefit	281	265	221
Income from life insurance	(517)	(450)	(555)
Low income housing credits	(381)	(230)	(485)
Other	61	241	(11)
Income tax expense	$11,113	$10,443	$5,383

Temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	2010		2009
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$7,811	$—	$7,104	$—
Allowance for OTTI of investments	5,314	—	5,238	—
Allowance for OREO valuation	428	—	366	—
Pension and other benefits	3,531	—	3,415	—
Depreciation	—	1,686	—	1,252
Deferred loan origination fees	—	1,161	—	1,152
Deferred compensation and benefits	919	—	839	—
Net unrealized gains on investments available for sale and derivative instruments	—	2,972	—	4,208
Net unrealized losses on postretirement plans	641	—	515	—
Purchase accounting	815	—	1,188	—
Deposit premium	—	939	—	941
Mortgage servicing rights	—	314	—	284
Prepaid expenses	—	525	—	656
Other	419	—	145	—
	$19,878	$7,597	$18,810	$8,493

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Income Taxes  – (continued)

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the net deferred tax asset, which is included in other assets.

Although not currently under review, income tax returns for the years ended December 31, 2009, 2008 and 2007 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

11. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Company declared $7.7 million, $7.6 million and $7.7 million in dividends to shareholders for the years ended December 31, 2010, 2009 and 2008, respectively.

Common Stock Repurchase

In June 2008, the Company’s Board of Directors approved the 2008 Common Stock Repurchase Program (the “2008 Plan”). Under the program, the Company was authorized to repurchase up to 750,000 shares of its outstanding common stock for a one-year period. Under the 2008 Plan, the Company repurchased 50,000 shares of common stock at an average price of $32.00 during the second half of 2008 and made no repurchases in the first half of 2009. The authority, which expired on July 1, 2009, was not renewed. In June 2007, the Board of Directors of the Company voted to authorize the Company to purchase up to 750,000 shares of the Company’s outstanding common stock (the “2007 Plan”). Under the 2007 Plan, the Company repurchased 59,362 shares of common stock at an average price of $32.29, all of which were purchased during the first half of 2008.

12. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method, as described in Note 1:

	2010	2009	2008
Net income, as reported	$24,766	$22,773	$15,335
Weighted-average common shares outstanding – basic	7,655,668	7,642,492	7,674,827
Dilutive effect of stock-based compensation	7,830	11,481	5,585
Weighted-average common and potential common shares – diluted	7,663,498	7,653,973	7,680,412
Basic earnings per share – common stock	$3.23	$2.98	$2.00
Basic earnings per share – unvested share-based payment awards	3.23	2.98	2.00
Diluted earnings per share – common stock	3.23	2.97	2.00
Diluted earnings per share – unvested share-based payments awards	3.23	2.97	2.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

12. Earnings per Share  – (continued)

At December 31, 2010 and 2009, options to purchase 88,300 and 112,089 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

13. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k) plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the Board of Directors. For the year ended December 31, 2010, these amounted to 2% of pre-tax compensation, and for the years ended December 31, 2009 and 2008, they amounted to 3% of pre-tax compensation. For the years ended December 31, 2010, 2009 and 2008, expenses under the plan amounted to $1.0 million, $1.1 million, and $1.1 million, respectively.

Pension Plan

The Company, through its acquisition of Union Trust, had a qualified noncontributory defined benefit pension plan covering substantially all permanent full-time employees of the former Union Trust. Effective May 15, 2005, benefits accrued under this defined benefit plan were frozen based on the participants’ then current service and pay levels. Prior to liquidation in December 2008, the fair value of plan assets totaled $2.3 million and the projected benefit obligation totaled $5.0 million, resulting in an unfunded status of $2.7 million, which was recognized as a liability by the Company. A discount rate of 4.0% was used in determining the related pension obligation at December 31, 2008. There were no net actuarial losses included in accumulated other comprehensive loss at that date. Net periodic benefit income for this plan totaled $9,000 for the year ended December 31, 2008. The weighted average assumptions used to determine 2008 net periodic benefit income were (i) a discount rate of 4.5%, and (ii) an expected long-term rate of return on plan assets of 7.0%. During the fourth quarter of 2008, the Company contributed $2.0 million from the recorded liability to the plan, which was in the process of liquidation. On January 12, 2009, the Company paid out the remaining $735,000 liability related to this plan.

Supplemental Executive Retirement Plan and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified supplemental executive retirement plans (“SERP”) for certain officers. These agreements are designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to Internal Revenue Service compensation and benefit limits under the 401(k) plan and Social Security. With a SERP in place, participants should be able to replace 65 – 75% of their final average compensation. For those eligible for benefits, the SERP provides for a minimum 15-year guaranteed benefit for all vested participants. In addition, the Company provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

The following table summarizes changes in the benefit obligation and plan assets for (i) the supplemental executive retirement plan and (ii) the other postretirement benefit plan as of December 31, 2010 and 2009:

	SERP		Other Postretirement Benefits
	2010	2009	2010	2009
Benefit obligations:
Beginning of year	$7,700	$7,534	$2,580	$2,515
Service cost	181	205	60	66
Interest cost	427	418	143	136
Actuarial loss (gain)	361	(86)	50	—
Benefits paid	(567)	(371)	(133)	(137)
End of year	8,102	7,700	2,700	2,580
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	567	371	133	137
Benefits paid	(567)	(371)	(133)	(137)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$8,102	$7,700	$2,700	$2,580
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,405	$1,075	$327	$279
Prior service cost	100	118	—	—
Total	$1,505	$1,193	$327	$279

The accumulated benefit obligation for the SERP was $8.4 million and $7.5 million at December 31, 2010 and 2009, respectively. In 2011, approximately $67,000 and $19,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $4,000 in net actuarial loss is expected to be recognized for the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

The components of net period benefit cost and other amounts recognized in other comprehensive income were as follows:

	SERP			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net period benefit cost
Service cost	$181	$205	$334	$60	$66	$62
Interest cost	427	418	404	143	136	137
Recognized net actuarial loss	30	50	35	2	2	—
Recognized prior service cost	19	19	18	—	—	—
Net period benefit cost	657	692	791	205	204	199
Changes in funded status recognized in other comprehensive loss, before taxes
Net actuarial loss (gain)	361	(86)	329	50	—	195
Reclassifications to net period benefit cost Amortization of net unrecognized actuarial loss	(30)	(50)	(35)	(2)	(2)	—
Amortization of prior service cost	(19)	(19)	(18)	—	—	—
Total recognized in other comprehensive loss	312	(155)	276	48	(2)	195
Total recognized in net period benefit cost and other comprehensive loss	$969	$537	$1,067	$157	$202	$394

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions as of end of year
Discount rate for benefit obligation	5.50%	5.75%	6.00%	5.45%	5.70%	5.70%
Discount rate for net period benefit cost	5.75%	6.00%	6.25%	5.70%	5.70%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

In 2011, the expected contribution is $501,000 for the SERP and $220,000 for the other postretirement benefit plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2011	$501	$144
2012	486	149
2013	487	156
2014	353	165
2015	353	170
2016 – 2020	2,096	900

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

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

14. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares of stock reserved and available for issuance under the Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. Prior to April 29, 2003, the Company had various stock option plans with options vesting immediately upon grant and expiring ten years from the date of the option grant. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

Stock Option Awards

Stock options granted under the current Plan have been incentive stock options. Options granted vest based on five years of continuous service and have ten year contractual terms.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Company as follows:

•	Dividend yield is based on the dividend rate of the Company’s stock at the date of grant.
•	Risk-free interest rate is based on the U.S. Treasury bond rate with a term equaling the expected life of the granted options.
•	Expected volatility is based on the historical volatility of the Company’s stock price.
•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends.

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions:

	2010	2009	2008
Dividend yield	3.10%	4.01%	3.30%
Weighted average risk-free interest rate	2.36%	1.60%	3.44%
Weighted average expected volatility	50.50%	42.89%	28.28%
Weighted average expected life in years	5.12	5.20	5.80
Weighted average fair value of options granted	$11.72	$6.90	$6.47

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $182,000, $189,000 and $89,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Unrecognized compensation cost for nonvested stock options, which reflects an estimated annualized forfeiture rate of 5% per year over the vesting period, totaled $505,000 at December 31, 2010, and is expected to be

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

recognized over the remaining weighted-average vesting period of 3.5 years. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2008 was $56,000 and $60,000, respectively. No options were exercised during the year ended December 31, 2009.

Stock option activity for 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2009	133,300	$32.13		$
Granted	32,750	32.45
Exercised	(5,400)	25.96
Forfeited	(14,350)	34.32
Options outstanding at December 31, 2010	146,300	$32.22	7.0		$762
Options exercisable at December 31, 2010	61,350	$35.12	5.3		$176

A summary of the status of the Company’s nonvested stock options as of December 31, 2010 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	83,900	$7.77
Granted	32,750	11.72
Vested	(24,750)	8.05
Forfeited	(6,950)	9.08
Nonvested at December 31, 2010	84,950	$8.65

Restricted Stock Awards and Management Stock Purchase Plan

The Company issues restricted stock awards to certain key employees. Employees generally become fully vested in these shares after a three-year period, with requisite service conditions and no performance-based conditions to such vesting. The Company provides a Management Stock Purchase Plan (the “MSPP”) to provide an opportunity for management employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and fully vest two years after the grant date. During the vesting period, dividends are accrued on the restricted stock and the recipients are entitled to vote these restricted shares.

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Year Ended December 31,
	2010	2009	2008
Restricted stock awards	$72	$139	$144
Management stock purchase plan grants	19	21	17
Total compensation expense	$91	$160	$161
Related income tax benefit	$32	$56	$56
Fair value of grants vested	$134	$273	$86

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	2,431	$39.71	5,392	$8.50
Granted	7,500	32.49	1,851	10.81
Vested	(1,098)	32.19	(2,603)	10.27
Forfeited	(1,000)	32.49	(342)	6.70
Nonvested at December 31, 2010	7,833	$30.60	4,298	$8.26

At December 31, 2010, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $167,000 which is expected to be recognized over a weighted average period of 2 years.

Defined Contribution Retirement Plan

The Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. During the first quarter of 2010, the Company granted 1,565 Deferred Stock Awards under the DCRP. Compensation expense totaled $10,000, $4,000 and $2,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Unrecognized stock compensation expense for the Deferred Stock Awards was $72,000 with a weighted-average remaining amortization period of 15 years at December 31, 2010.

Long-Term Performance Share Plan

The Long-term Performance Share Plan (“LTIP”) is intended to create incentives to allow the Company to attract and retain its executives who will contribute to its future success. It is further the intent of the Company that awards made under this plan will achieve the twin goals of aligning executive incentive compensation with increases in shareholder value by using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors.

At December 31, 2010, there were 65,036 shares of performance-based share units that will vest only if certain revenue and expense goals or service conditions, as defined under the LTIP, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

The weighted-average grant date fair value of the performance units was $33.56, $26.52 and $27.95 for shares granted in 2010, 2009 and 2008, respectively. Compensation expense under the LTIP totaled $527,000 and $717,000 in 2010 and 2009, respectively. No compensation expense was recorded in 2008 based on projected performance measurement levels. The recognized tax benefit for stock compensation expense was $184,000 and $251,000 in 2010 and 2009, respectively. Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $260,000 with a weighted-average remaining amortization period of 0.75 years at December 31, 2010.

15. Other Non-Interest Expenses

Detail of other expenses included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
	2010	2009	2008
Communication costs	$1,508	$1,556	$1,653
Debit and ATM related costs	1,283	1,152	1,088
Donations and marketing	1,240	1,133	1,452
Employee related costs	1,079	1,105	830
Office and branch supplies	785	710	732
Other expenses	2,725	3,322	2,188
Total	$8,620	$8,978	$7,943

Communication costs include telephone and related costs, internet charges, and postage. Employee related costs include hiring, training, parking, meeting and business travel costs.

16. Commitments and Contingencies

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

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	2010	2009
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$249,193	$153,245
Commercial and commercial real estate	15,348	120,515
Residential	3,356	9,009
Letters of credit	1,929	3,089
Derivative Financial Instruments:
Interest rate cap	—	20,000
Forward interest rate swap	30,000	20,000
Forward commitments to sell residential mortgage loans	11,548	—

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

16. Commitments and Contingencies  – (continued)

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

The Company has a notional amount of $30.0 million in forward interest rate swap agreements on its junior subordinated debentures. As the interest rate on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. One $10.0 million notional amount forward interest rate swap is for ten years with a fixed cost of 5.09% maturing on June 20, 2021, a second $10.0 million notional amount forward interest rate swap is for 18 years with a fixed cost of 5.84% maturing on June 30, 2029, and a third $10.0 million notional amount forward interest rate swap is for 19 years with a fixed cost of 5.71% maturing on June 30, 2030. The fair value of the swap agreements at December 31, 2010 was negative $1.1 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Commitments totaled $9.4 million at December 31, 2010. There were no commitments outstanding to sell mortgages at December 31, 2009. Based upon the minimal change in market interest rates between the commitment date and year end, and the notional amount of the commitment, the Company determined the balance sheet impact resulting from the change in fair value of the commitment was not material.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2010 and 2009, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

17. Fair Value Disclosures

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of December 31, 2010.

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

17. Fair Value Disclosures  – (continued)

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

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurement at December 31, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$49,357	$—	$49,357
Obligations of states and political subdivisions	—	14,220	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	464,842	—	464,842
Private issue collateralized mortgage obligations	—	20,722	—	20,722
Equity securities	—	4,438	—	4,438
Trading account assets	2,304	—	—	2,304
Loans held for sale	5,575	—	—	5,575
Liabilities:
Interest rate swap agreement	—	1,091	—	1,091
Fair Value Measurement at December 31, 2009
Assets:
Securities available for sale:
Obligations of states and political subdivisions	$—	$18,060	$—	$18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	428,356	—	428,356
Private issue collateralized mortgage obligations	—	28,872	—	28,872
Equity securities	—	4,420	—	4,420
Trading account assets	1,725	—	—	1,725
Interest rate swap agreement	—	1,136	—	1,136

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value Disclosures  – (continued)

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurement at December 31, 2010
Assets:
Impaired loans	$—	$19,262	$—	$19,262
Other real estate owned (OREO)	—	—	2,387	2,387
Mortgage servicing rights	—	973	—	973
Fair Value Measurement at December 31, 2009
Assets:
Impaired loans	$—	$16,717	$—	$16,717
OREO	—	—	5,479	5,479
Mortgage servicing rights	—	965	—	965

The following table reconciles the beginning and ending balances of OREO measured at fair value on a non-recurring basis using significant unobservable (Level 3) inputs:

	December 31, 2010	December 31, 2009
Balance at beginning of year	$5,479	$4,024
Additions	1,479	3,420
Write-downs	(1,606)	(895)
Disposals	(2,965)	(1,070)
Balance at end of year	$2,387	$5,479

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value less costs to sell at the time of foreclosure. The fair value of real estate owned is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically immaterial and result in a Level 3 classification of the inputs for determining fair value. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value Disclosures  – (continued)

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$31,009	$31,009	$29,772	$29,772
Securities available for sale	553,579	553,579	479,708	479,708
Securities held to maturity	36,102	38,037	37,914	39,639
Trading account assets	2,304	2,304	1,725	1,725
Loans held for sale	5,528	5,575	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	21,962	21,962	21,965	21,965
Loans receivable, net of allowance	1,502,459	1,523,451	1,506,512	1,526,148
Mortgage servicing rights	898	973	810	965
Interest receivable	6,875	6,875	7,236	7,236
Interest rate swap agreements	—	—	1,136	1,136
Financial liabilities:
Deposits	1,515,811	1,522,899	1,495,807	1,502,020
Federal Home Loan Bank advances	214,236	220,099	209,710	216,373
Commercial repurchase agreements	106,355	114,188	126,466	135,189
Other borrowed funds	195,714	195,714	147,659	147,659
Junior subordinated debentures	43,614	50,843	43,512	51,075
Interest payable	1,841	1,841	2,593	2,593
Interest rate swap agreements	1,091	1,091	—	—

The following methods and assumptions were used in estimating the fair values of financial instruments:

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

Federal Home Loan Bank and Federal Reserve Bank Stock:  The carrying amount approximates fair value.

Loans Held for Sale:  Loans held for sale are reported at the lower of cost or market in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. Market is based on executed sales agreements for these loans.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value Disclosures  – (continued)

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

Derivatives:  The determination of the fair value of many derivatives is mainly derived from inputs that are observable in the market place. Such inputs include yield curves, publicly available volatilities, and floating indexes, and accordingly, are classified as Level 2 inputs. Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of FASB ASC Topic 820, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Company does not determine credit value adjustment on derivative assets and liabilities where the Company and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk.

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

18. Regulatory Capital Requirements

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. These capital requirements represent quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Regulatory Capital Requirements  – (continued)

practices. The Company’s capital classification is also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of Tier 1 capital to average assets (as defined in the applicable regulations). In addition, the OCC requires a minimum level of $2.5 million of Tier 1 capital to be maintained at Acadia Trust, N.A. Management believes that, as of December 31, 2010, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2010, the Bank was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital	$194,172	13.63%	$113,977	8.00%	$142,472	10.00%
Tier 1 capital	176,307	12.37	56,989	4.00	85,483	6.00
Tier 1 leverage capital ratio	176,307	7.84	89,928	4.00	112,410	5.00
As of December 31, 2009
Total risk-based capital	$179,941	12.42%	$115,944	8.00%	$144,930	10.00%
Tier 1 capital	161,798	11.16	57,972	4.00	86,958	6.00
Tier 1 leverage capital ratio	161,798	7.37	87,789	4.00	109,737	5.00

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital	$216,516	15.05%	$115,097	8.00%	$143,871	10.00%
Tier 1 capital	198,479	13.80	57,548	4.00	86,322	6.00
Tier 1 leverage capital ratio	198,479	8.77	90,539	4.00	113,174	5.00
As of December 31, 2009
Total risk-based capital	$198,320	13.49%	$117,613	8.00%	$147,017	10.00%
Tier 1 capital	179,920	12.24	58,807	4.00	88,210	6.00
Tier 1 leverage capital ratio	179,920	8.17	88,132	4.00	110,165	5.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

19. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2010, 2009 and 2008:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	$1,174		$(411)	$763
Unrealized losses on securities available for sale:
Change in fair value of securities arising during period	(18,043)		6,315	(11,728)
Net security losses realized during the period	15,574	(a)	(5,451)	10,123
Postretirement plans:
Net actuarial loss	(488)		170	(318)
Net prior service amortization	18		(6)	12
Balance, December 31, 2008	(1,765)		617	(1,148)
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	11,076		(3,870)	7,206
Net security gains realized during the period	(52	)(a)	18	(34)
Postretirement plans:
Net actuarial gain	138		(48)	90
Net prior service cost amortization	19		(7)	12
Net change in fair value of cash flow hedges	1,136		(397)	739
Balance, December 31, 2009	10,552		(3,687)	6,865
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	(1,714)		594	(1,120)
Net security losses realized during the period	409	(a)	(143)	266
Postretirement plans:
Net actuarial loss	(378)		132	(246)
Net prior service cost amortization	18		(6)	12
Net change in fair value of cash flow hedges	(2,227)		779	(1,448)
Balance, December 31, 2010	$6,660		$(2,331)	$4,329

(a)	Net security losses include before-tax OTTI credit related losses of $221,000, $11,000 and $14,950,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements

Following are the condensed Statements of Condition, Income and Cash Flows for the Company:

STATEMENTS OF CONDITION

	December 31,
	2010	2009
ASSETS
Cash	$12,574	$11,090
Trading assets	2,304	1,725
Premises and equipment	5,432	5,309
Investment in subsidiaries:
Bank subsidiary	221,136	207,995
Other subsidiary	12,682	12,307
Amounts receivable from subsidiaries	1,565	1,016
Investments in Camden Capital Trust A and Union
Bankshares Capital Trust I	1,331	1,331
Other assets	4,307	3,054
Total assets	$261,331	$243,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$14	$38
Junior subordinated debentures	43,614	43,512
Accrued interest and other liabilities	11,708	9,716
Shareholders’ equity	205,995	190,561
Total liabilities and shareholders’ equity	$261,331	$243,827

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
Operating Income
Dividend income from subsidiaries	$12,400	$12,000	$12,850
Fees from subsidiaries	16,821	15,218	14,603
Other income (loss)	188	256	(362)
Total operating income	29,409	27,474	27,091
Operating Expenses
Interest on borrowings	2,817	2,845	2,954
Salaries and employee benefits	10,316	9,598	8,282
Net occupancy	461	483	482
Furniture, equipment and data processing	3,158	2,278	2,275
Other operating expenses	3,186	3,286	3,390
Total operating expenses	19,938	18,490	17,383
Income before equity in undistributed earnings of subsidiaries and income taxes	9,471	8,984	9,708
Equity in undistributed earnings of subsidiaries	14,372	12,792	4,590
Income before income taxes	23,843	21,776	14,298
Income tax benefit	923	997	1,037
Net Income	$24,766	$22,773	$15,335

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$24,766	$22,773	$15,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(14,372)	(12,792)	(4,590)
Depreciation and amortization	1,182	944	969
Stock-based compensation expense	809	1,072	250
(Increase) decrease in amount receivable from subsidiaries	(573)	2,945	(3,987)
Increase in other assets	(1,962)	(1,068)	(1,163)
Increase in accrued expenses	1,992	1,318	1,340
Net cash provided by operating activities	11,842	15,192	8,154
Investing Activities
Purchase of premises and equipment	(2,759)	(865)	(636)
Purchase of Union Bankshares Company	—	—	(18,548)
Net cash used by investing activities	(2,759)	(865)	(19,184)
Financing Activities
Exercise of stock options	114	6	194
Decrease in note payable	—	—	(10,000)
Common stock repurchase	(49)	(55)	(3,517)
Cash dividends paid on common stock	(7,664)	(7,654)	(7,317)
Net cash used by financing activities	(7,599)	(7,703)	(20,640)
Net increase (decrease) in cash	1,484	6,624	(31,670)
Cash at beginning of year	11,090	4,466	36,136
Cash at end of year	$12,574	$11,090	$4,466

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for 2010 and 2009:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$26,174	$26,324	$26,278	$25,731	$29,542	$28,694	$27,980	$27,115
Interest expense	8,109	7,769	7,399	6,940	11,041	10,350	9,755	9,174
Net interest income	18,065	18,555	18,879	18,791	18,501	18,344	18,225	17,941
Provision for credit losses	1,996	1,950	1,291	1,062	1,730	2,783	2,000	1,700
Non-interest income	4,572	4,425	6,799	5,059	4,554	5,043	5,149	4,696
Non-interest expense	12,922	12,857	13,459	13,729	12,291	13,416	12,152	13,165
Income before income taxes	7,719	8,173	10,928	9,059	9,034	7,188	9,222	7,772
Income tax expense	2,406	2,587	3,487	2,633	2,820	2,184	2,894	2,545
Net income	$5,313	$5,586	$7,441	$6,426	$6,214	$5,004	$6,328	$5,227
Per common share:
Basic	$0.69	$0.73	$0.97	$0.84	$0.81	$0.66	$0.83	$0.68
Diluted	$0.69	$0.73	$0.97	$0.84	$0.81	$0.65	$0.83	$0.68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in COSO.

/s/ Berry, Dunn, McNeil & Parker

Berry, Dunn, McNeil & Parker
Bangor, Maine
March 2, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the past two fiscal years, the Company has not made changes in, and has not had disagreements with, its independent accountant on accounting and financial disclosures.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 3, 2011.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 3, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column a) (c)
Equity compensation plans approved by shareholders	226,884	$21.05	530,548
Equity compensation plans not approved by shareholders	—	—	—
Total	226,884	$21.05	530,548

Refer to Notes 1 and 14 to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

Other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 3, 2011.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 3, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 3, 2011.

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

3. Exhibits:

Exhibit No.	Definition
(2.1)	Agreement and Plan of Merger, dated as of August 13, 2007, by and between the Company and Union Bankshares Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on August 14, 2007).
(3.i.1)*	Articles of Incorporation of Camden National Corporation, as amended.
(3.ii)	The Bylaws of Camden National Corporation, as amended to date (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on March 10, 2008).
(10.1)	The Bank’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.3)	The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
(10.4)*	The Company’s form of Incentive Stock Option Agreement.
(10.5)*	The Company’s form of Restricted Stock Award Agreement.
(10.6)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.7)	The Company’s Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
(10.8)	The Company’s Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
(10.9)	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
(10.10)	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

Exhibit No.	Definition
(10.11)	Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.12)*	The Company’s Audit Committee Complaint Procedures.
(10.13)	The Company’s 2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
(10.14)	Form of Change in Control Agreement for chief executive officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.15)	Form of Change in Control Agreement for named executive officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.16)	Amended and Restated Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.17)	The Company’s Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on July 1, 2010).
(11.1)	Statement re computation of per share earnings is provided in Note 12 to the Notes to Consolidated Financial Statements in this report.
(14)*	The Company’s Code of Business Conduct and Ethics.
(21)*	Subsidiaries of the Company.
(23)*	Consent of Berry, Dunn, McNeil & Parker relating to the Company’s financial statements.
(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed/furnished herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
Date: March 2, 2011	/s/ Gregory A. Dufour Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour Gregory A. Dufour	President, Director and Chief Executive Officer	March 2, 2011
/s/ Deborah A. Jordan Deborah A. Jordan	Chief Financial Officer and Principal Financial and Accounting Officer	March 2, 2011
/s/ Karen W. Stanley Karen W. Stanley	Chairman and Director	March 2, 2011
/s/ Ann W. Bresnahan Ann W. Bresnahan	Director	March 2, 2011
/s/ Robert J. Campbell Robert J. Campbell	Director	March 2, 2011
/s/ David C. Flanagan David C. Flanagan	Director	March 2, 2011
/s/ John W. Holmes John W. Holmes	Director	March 2, 2011
/s/ Rendle A. Jones Rendle A. Jones	Director	March 2, 2011
/s/ James H. Page James H. Page	Director	March 2, 2011
/s/ John M. Rohman John M. Rohman	Director	March 2, 2011
/s/ Robin A. Sawyer Robin A. Sawyer	Director	March 2, 2011