Form 10-Q
period 2011-03-31
CAMDEN NATIONAL CORP
filed 2011-05-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Outstanding at May 6, 2011:  Common stock (no par value) 7,677,693 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition March 31, 2011 and December 31, 2010	4

	Consolidated Statements of Income Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2011 and 2010	6

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements Three Months Ended March 31, 2011 and 2010	8-22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	35-36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	REMOVED AND RESERVED	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	38

SIGNATURES		39

EXHIBIT INDEX		40

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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

/s/ Berry, Dunn, McNeil & Parker, LLC
Berry, Dunn, McNeil & Parker, LLC

Bangor, Maine
May 9, 2011

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2011	2010
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$25,970	$31,009
Securities
Securities available for sale, at fair value	621,958	553,579
Securities held to maturity, at amortized cost (fair value $38,037 at December 31, 2010)	—	36,102
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,962
Total securities	643,920	611,643
Trading account assets	2,239	2,304
Loans held for sale	—	5,528
Loans	1,536,463	1,524,752
Less allowance for loan losses	(22,887)	(22,293)
Net loans	1,513,576	1,502,459
Goodwill and other intangible assets	45,677	45,821
Bank-owned life insurance	43,324	43,155
Premises and equipment, net	24,737	25,044
Deferred tax asset	11,660	12,281
Interest receivable	7,355	6,875
Prepaid FDIC assessment	5,648	6,155
Other real estate owned	2,190	2,387
Other assets	12,021	11,346
Total assets	$2,338,317	$2,306,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$227,027	$229,547
Interest checking, savings and money market	731,586	721,905
Retail certificates of deposit	453,724	464,662
Brokered deposits	132,344	99,697
Total deposits	1,544,681	1,515,811
Federal Home Loan Bank advances	167,134	214,236
Other borrowed funds	348,305	302,069
Junior subordinated debentures	43,640	43,614
Accrued interest and other liabilities	23,832	24,282
Total liabilities	2,127,592	2,100,012

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,677,243 and 7,658,496 shares on March 31, 2011 and December 31, 2010, respectively	50,950	50,936
Retained earnings	155,149	150,730
Accumulated other comprehensive income
Net unrealized gains on securities available for sale, net of tax	6,364	6,229
Net unrealized losses on derivative instruments, at fair value, net of tax	(562)	(709)
Net unrecognized losses on postretirement plans, net of tax	(1,176)	(1,191)
Total accumulated other comprehensive income	4,626	4,329
Total shareholders’ equity	210,725	205,995
Total liabilities and shareholders’ equity	$2,338,317	$2,306,007

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and per Share Data)	2011	2010
Interest Income
Interest and fees on loans	$19,469	$20,447
Interest on U.S. government and sponsored enterprise obligations	4,885	5,163
Interest on state and political subdivision obligations	466	539
Interest on federal funds sold and other investments	40	22
Total interest income	24,860	26,171
Interest Expense
Interest on deposits	3,015	4,118
Interest on borrowings	2,591	3,294
Interest on junior subordinated debentures	695	694
Total interest expense	6,301	8,106
Net interest income	18,559	18,065
Provision for credit losses	1,119	1,996
Net interest income after provision for credit losses	17,440	16,069
Non-Interest Income
Income from fiduciary services	1,547	1,567
Service charges on deposit accounts	1,231	1,280
Other service charges and fees	870	690
Bank-owned life insurance	539	371
Brokerage and insurance commissions	358	294
Mortgage banking income	80	89
Net losses on sale of securities	(33)	—
Other income	526	329
Total non-interest income before other-than-temporary impairment of securities	5,118	4,620
Other-than-temporary impairment of securities	—	(48)
Total non-interest income	5,118	4,572
Non-Interest Expenses
Salaries and employee benefits	6,851	6,225
Furniture, equipment and data processing	1,200	1,130
Net occupancy	1,060	1,034
Other real estate owned and collection costs	491	974
Regulatory assessments	703	715
Consulting and professional fees	674	788
Amortization of intangible assets	144	144
Other expenses	2,162	1,912
Total non-interest expenses	13,285	12,922
Income before income taxes	9,273	7,719
Income Taxes	2,934	2,406
Net Income	$6,339	$5,313

Per Share Data
Basic earnings per share	$0.83	$0.69
Diluted earnings per share	$0.83	$0.69
Weighted average number of common shares outstanding	7,659,970	7,652,089
Diluted weighted average number of common shares outstanding	7,672,398	7,659,640

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock			Accumulated Other	Total
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income	Shareholders’ Equity

Balance at December 31, 2009	7,644,837	$50,062	$133,634	$6,865	$190,561
Net income	—	—	5,313	—	5,313
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	1,320	1,320
Change in fair value of cash flow hedges	—	—	—	(203)	(203)
Change in net unrecognized losses on postretirement plans	—	—	—	8	8
Total comprehensive income	—	—	5,313	1,125	6,438
Stock-based compensation expense	—	64	—	—	64
Exercise of stock options and issuance of restricted stock	10,851	54	—	—	54
Common stock repurchased	(1,385)	—	(44)	—	(44)
Cash dividends declared ($0.25 per share)	—	—	(1,916)	—	(1,916)
Balance at March 31, 2010	7,654,303	$50,180	$136,987	$7,990	$195,157

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	6,339	—	6,339
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	136	136
Change in fair value of cash flow hedges	—	—	—	148	148
Change in net unrecognized losses on postretirement plans	—	—	—	13	13
Total comprehensive income	—	—	6,339	297	6,636
Stock-based compensation expense	—	138	—	—	138
Exercise of stock options and issuance of restricted stock	26,782	145	—	—	145
Common stock repurchased	(8,035)	(269)	—	—	(269)
Cash dividends declared ($0.25 per share)	—	—	(1,920)	—	(1,920)
Balance at March 31, 2011	7,677,243	$50,950	$155,149	$4,626	$210,725

  See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In Thousands)	2011	2010
Operating Activities
Net income	$6,339	$5,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,119	1,996
Depreciation and amortization	960	707
Stock-based compensation expense	138	64
Increase in interest receivable	(480)	(264)
Amortization of intangible assets	144	144
Net decrease (increase) in trading assets	65	(69)
Net investment securities losses	33	—
Other-than-temporary impairment of securities	—	48
Increase in other real estate owned valuation allowance	84	370
Originations of mortgage loans held for sale	(3,096)	—
Proceeds from the sale of mortgage loans	8,618	—
Loss on sale of mortgage loans	6	—
Decrease in prepaid FDIC assessment	507	562
(Increase) decrease in other assets	(156)	654
(Decrease) increase in other liabilities	(455)	1,652
Net cash provided by operating activities	13,826	11,177
Investing Activities
Proceeds from maturities of securities held to maturity	251	—
Proceeds from sales and maturities of securities available for sale	39,147	40,784
Purchase of securities available for sale	(71,800)	(19,887)
Net increase in loans	(12,796)	(3,961)
Proceeds from the sale of other real estate owned	209	212
Proceeds from bank-owned life insurance	370	—
Purchase of premises and equipment	(288)	(3,148)
Net cash (used) provided by investing activities	(44,907)	14,000
Financing Activities
Net increase in deposits	28,869	5,219
Proceeds from Federal Home Loan Bank long-term advances	80,000	11,200
Repayments on Federal Home Loan Bank long-term advances	(127,088)	(41,302)
Net change in short-term Federal Home Loan Bank borrowings	(37,275)	4,385
Net increase (decrease) in other borrowed funds	83,577	(2,646)
Common stock repurchase	(269)	(44)
Proceeds from exercise of stock options	145	54
Cash dividends paid on common stock	(1,917)	(1,916)
Net cash provided (used) by financing activities	26,042	(25,050)
Net (decrease) increase in cash and cash equivalents	(5,039)	127
Cash and cash equivalents at beginning of year	31,009	29,772
Cash and cash equivalents at end of period	$25,970	$29,899
Supplemental information
Interest paid	$6,302	$8,260
Income taxes paid	—	1,000
Transfer from loans to other real estate owned	96	304

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2011 and December 31, 2010, the consolidated statements of income for the three months ended March 31, 2011 and 2010, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2011 and 2010, and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2010 Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2011	2010
Net income, as reported	$6,339	$5,313
Weighted-average common shares outstanding – basic	7,659,970	7,652,089
Dilutive effect of stock-based compensation	12,428	7,551
Weighted-average common and potential common shares – diluted	7,672,398	7,659,640
Basic earnings per share – common stock	$0.83	$0.69
Basic earnings per share – unvested share-based payment awards	0.83	0.69
Diluted earnings per share – common stock	0.83	0.69
Diluted earnings per share – unvested share-based payment awards	0.83	0.69

At March 31, 2011 and 2010, options to purchase 54,050 and 98,877 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
Available for sale
Obligations of U.S. government sponsored enterprises	$79,868	$162	$(1,335)	$78,695
Obligations of states and political subdivisions	44,316	2,644	—	46,960
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	460,763	15,015	(3,893)	471,885
Private issue collateralized mortgage obligations	22,219	—	(2,368)	19,851
Total debt securities	607,166	17,821	(7,596)	617,391
Equity securities	5,000	—	(433)	4,567
Total securities available for sale	$612,166	$17,821	$(8,029)	$621,958
December 31, 2010
Available for sale
Obligations of U.S. government sponsored enterprises	$49,870	$237	$(750)	$49,357
Obligations of states and political subdivisions	13,777	443	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	451,909	15,986	(3,053)	464,842
Private issue collateralized mortgage obligations	23,441	—	(2,719)	20,722
Total debt securities	538,997	16,666	(6,522)	549,141
Equity securities	5,000	—	(562)	4,438
Total securities available for sale	$543,997	$16,666	$(7,084)	$553,579
Held to maturity
Obligations of states and political subdivisions	$36,102	$1,935	$—	$38,037
Total securities held to maturity	$36,102	$1,935	$—	$38,037

During the first quarter of 2011, $36.1 million of municipal bonds that had been previously classified as held to maturity at purchase were moved to the available for sale category and the associated unrealized gains and temporary unrealized losses on these securities are now being reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss.  This change reflects management’s decision during the first quarter of 2011 to more actively manage these investments in changing economic environments.

Impaired Securities

Management reviews the Company’s investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other than temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The following table shows the unrealized gross losses and estimated fair values of investment securities at March 31, 2011 and December 31, 2010, by length of time that individual securities in each category have been in a continuous loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. government sponsored enterprises	$58,538	$(1,335)	$—	$—	$58,538	$(1,335)
Mortgage-backed securities	134,731	(3,893)	77	—	134,808	(3,893)
Private issue collateralized mortgage obligations	2,109	(2)	17,741	(2,366)	19,850	(2,368)
Equity securities	—	—	4,567	(433)	4,567	(433)
Total	$195,378	$(5,230)	$22,385	$(2,799)	$217,763	$(8,029)
December 31, 2010
U.S. government sponsored enterprises	$29,145	$(750)	$—	$—	$29,145	$(750)
Mortgage-backed securities	96,604	(3,053)	85	—	96,689	(3,053)
Private issue collateralized mortgage obligations	2,160	(79)	18,562	(2,640)	20,722	(2,719)
Equity securities	—	—	4,438	(562)	4,438	(562)
Total	$127,909	$(3,882)	$23,085	$(3,202)	$150,994	$(7,084)

At March 31, 2011, $217.8 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $8.8 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 22 securities with a fair value of $22.4 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at March 31, 2011, reflect potential future credit losses in the base case; however, the analysis reflects improvements in potential losses for the private issue CMOs that the Company has recorded OTTI write-downs on in prior periods and, therefore, there were no OTTI write-downs during the first quarter of 2011.

At March 31, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which failed at auction during 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Three Months Ended March 31,
	2011	2010
Available for sale
Proceeds from sales of securities	$3,406	$—
Gross realized gains	16	—
Gross realized (losses)	(49)	—

During the first quarter of 2011, the Company sold nine municipal bonds that the Company was monitoring that either had below “A” ratings, split ratings, withdrawn ratings, or negative outlooks or were revenue bonds.  The Company had not recorded any OTTI on these securities; however, due to increased pressures on state and local government revenues around the country as municipalities struggle with a weakened economy, management decided to sell these securities.

Securities Pledged

At March 31, 2011 and 2010, securities with an amortized cost of $478.8 million and $346.2 million and a fair value of $490.4 million and $363.5 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,142	$2,160
Due after one year through five years	100,404	100,097
Due after five years through ten years	84,074	88,051
Due after ten years	420,546	427,083
	$607,166	$617,391

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Residential real estate loans	$595,548	$596,655
Commercial real estate loans	464,197	464,037
Commercial loans	198,148	180,592
Home equity loans	266,484	270,627
Consumer loans	12,449	13,188
Deferred loan fees net of costs	(363)	(347)
Total loans	$1,536,463	$1,524,752

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.  During the first quarter of 2011, the Company sold $8.6 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net loss on the sale of loans of $6,000.  For the year ended December 31, 2010, the Company sold $20.1 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $106,000.

The allowance for loan losses (“ALL”) is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The following is a summary of activity in the allowance for loan losses:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$22,293	$20,246
Loans charged off	(847)	(1,253)
Recoveries on loans previously charged off	324	386
Net charge-offs	(523)	(867)
Provision for loan losses	1,117	2,000
Balance at end of period	$22,887	$21,379

The following table presents the allowance for loan losses and select loan information for the quarter ended March 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(172)	(231)	(391)	(9)	(44)	—	(847)
Recoveries	50	9	80	164	21	—	324
Provision (reduction)	763	(278)	115	(249)	59	707	1,117
Ending balance	$3,914	$7,698	$5,437	$1,957	$238	$3,643	$22,887
Ending Balance: Individually evaluated for impairment	$930	$544	$427	$212	$9	$—	$2,122
Ending Balance: Collectively evaluated for impairment	$2,984	$7,154	$5,010	$1,745	$229	$3,643	$20,765

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$10,566	$6,551	$4,042	$1,276	$76	$—	$22,511
Ending Balance: Collectively evaluated for impairment	$584,619	$457,646	$194,106	$265,208	$12,373	$—	$1,513,952
Loans ending balance	$595,185	$464,197	$198,148	$266,484	$12,449	$—	$1,536,463

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,693	$6,930	$5,015	$1,773	$184	$3,651	$20,246
Loans charged off	(1,262)	(1,382)	(1,502)	(932)	(469)	—	(5,547)
Recoveries	225	232	553	123	136	—	1,269
Provision (reduction)	1,617	2,418	1,567	1,087	351	(715)	6,325
Ending balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Ending Balance: Individually evaluated for impairment	$840	$660	$631	$316	$25	$—	$2,472
Ending Balance: Collectively evaluated for impairment	$2,433	$7,538	$5,002	$1,735	$177	$2,936	$19,821

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$9,330	$6,182	$4,486	$1,711	$25	$—	$21,734
Ending Balance: Collectively evaluated for impairment	$586,978	$457,855	$176,106	$268,916	$13,163	$—	$1,503,018
Loans ending balance	$596,308	$464,037	$180,592	$270,627	$13,188	$—	$1,524,752

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, state and county codes. Shifts in portfolio concentrations are continuously monitored by the Company’s Risk Management Group.

To further identify loans with similar risk profiles, the Company categorizes each loan category by credit risk exposure and applies a credit quality indicator to all commercial, commercial real estate and residential real estate loans. These indicators are represented by grades 1 through 10 from lowest to highest risk rating. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL.

Grade 1 – Substantially risk free loans. Loans to borrowers of unquestioned financial strength with stable earnings, cash flows and sufficient primary and secondary sources of repayment. These loans have no known or suspected shortcomings or weaknesses. Most loans in this category are secured by properly margined liquid collateral. Loan to value and loan to cost parameters are most conservative.

Grade 2 – Loans with minimal risk. Include loans to borrowers with a solid financial condition and good liquidity, significant cash flows and interest coverage and well-defined repayment strength. Loan to value and loan to cost parameters are conservative.

Grade 3 – Loans with very modest risk. Borrowers in this category exhibit strong sources of repayment, consistent earnings and acceptable profitability growth. Working capital, debt to worth and coverage ratios are comparable with industry standards and there are no known negative trends. Collateral protection is adequate. Loan to value parameters do not exceed the maximum established by the Company’s loan policy.

Grade 4 – Loans with less than average risk. Loans to borrowers with adequate repayment source or a recently demonstrated ability to service debt with acceptable margins. Working capital, debt to worth and coverage ratios may be on the lower end of industry standards, but are not considered unsatisfactory. There may be minor negative trends but collateral position is adequate. Loan to value and debt coverage ratios meet the Company’s loan policy criteria.

Grade 5 – Average risk loans. Loans to borrowers with acceptable financial strength but possible vulnerability to changing economic conditions or inconsistent earnings history. Borrower evidences a reasonable ability to service debt in the normal course of business and has available and adequate secondary sources of repayment. Working capital, debt to worth and coverage ratios may be below industry standards, but are not considered unsatisfactory. Loan to value and debt coverage ratios meet the criteria outlined in the Company’s loan policy.

Grade 6 – Loans with maximum acceptable risk (Watch List). Loans in this grade exhibit the majority of the attributes associated with Grade 5, perform at that level, but have been recognized to possess characteristics or deficiencies that warrant monitoring.  These loans have potential weaknesses which may, if not checked or corrected, weaken the assets or inadequately protect the Company’s credit position at some future date.

A Grade 6-Watch rating is assigned to the loan when one or more of the following circumstances exist:

-	Lack of sufficient current information to properly assess the risk of the loan facility or value of pledged collateral.
-	Adverse economic, market or other external conditions which may directly affect the obligor’s financial condition.
-	Significant cost overruns occurred.
-	Market share may exhibit some volatility. Sales and profits may be tied to business, credit or product cycles.

Grade 7 – Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.

Grade 8 – Loans with definite weakness (Substandard). Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by collateral pledged. Borrowers experience difficulty in meeting debt repayment requirements. Deterioration is sufficient to cause the Company to look to the sale of collateral.

Grade 9 – Loans with potential loss (Doubtful). Loans classified as doubtful have all the weaknesses inherent in the substandard grade with the added characteristic that the weaknesses make collection or liquidation of the loan in full highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Grade 10 – Loans with definite loss (Loss). Loans classified as loss are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be protracted.

Asset quality indicators are periodically reassessed to appropriately reflect the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans are considered non-performing.

The following table summarizes credit risk exposure indicators by portfolio segment as of March 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$580,232	$397,965	$165,765	$—	$—
Performing	—	—	—	264,918	12,373
Special Mention (Grade 7)	895	14,900	12,773	—	—
Substandard (Grade 8)	14,058	51,327	19,610	—	—
Non-performing	—	—	—	1,566	76
Doubtful (Grade 9)	—	5	—	—	—
Loss (Grade 10)	—	—	—	—	—
Total	$595,185	$464,197	$198,148	$266,484	$12,449

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$583,460	$390,488	$146,412	$—	$—
Performing	—	—	—	268,873	13,163
Special Mention (Grade 7)	—	22,692	11,089	—	—
Substandard (Grade 8)	12,848	50,852	23,091	—	—
Non-performing	—	—	—	1,754	25
Doubtful (Grade 9)	—	5	—	—	—
Loss (Grade 10)	—	—	—	—	—
Total	$596,308	$464,037	$180,592	$270,627	$13,188

The Company closely monitors the performance of its loan portfolio. In situations when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more, a loan is placed on non-accrual status. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans are not normally placed on non-accrual status, as they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans and loans past due over 90 days and accruing as of March 31, 2011:

	30-59 days Past Due	60-89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$2,752	$1,518	$5,988	$10,258	$584,927	$595,185	$—	$8,171
Commercial real estate	2,780	1,048	4,334	8,162	456,035	464,197	—	6,442
Commercial	1,633	305	2,925	4,863	193,285	198,148	124	3,977
Home equity	176	184	1,275	1,635	264,849	266,484	306	1,261
Consumer	46	3	76	125	12,324	12,449	—	76
Total	$7,387	$3,058	$14,598	$25,043	$1,511,420	$1,536,463	$430	$19,927

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans and loans past due over 90 days and accruing as of December 31, 2010:

	30-59 days Past Due	60-89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$1,488	$1,533	$5,616	$8,637	$587,671	$596,308	$424	$7,225
Commercial real estate	1,642	979	4,166	6,787	457,250	464,037	214	6,072
Commercial	911	883	2,888	4,682	175,910	180,592	15	4,421
Home equity	590	170	739	1,499	269,128	270,627	58	1,696
Consumer	164	28	25	217	12,971	13,188	—	25
Total	$4,795	$3,593	$13,434	$21,822	$1,502,930	$1,524,752	$711	$19,439

The Company takes a conservative approach in credit risk management but remains focused on community lending and reinvesting. Credit administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. Restructured loans consist of loans that provide term modifications or a reduction of either interest or principal due to the borrower’s financial hardship. Once the obligation has been restructured due to credit problems, it will continue to remain in restructured status until paid in full. Loans restructured due to credit difficulties amounted to $2.6 and $2.3 million at March 31, 2011 and December 31, 2010, respectively. Both non-accrual and restructured loans are considered impaired. All impaired loans are allocated a portion of allowance to cover potential losses. At March 31, 2011 and December 31, 2010, there were no impaired loans without a related recorded allowance.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$10,566	$10,856	$930	$10,541	$36
Commercial real estate	6,551	7,805	544	5,881	3
Commercial	4,042	4,475	427	4,198	45
Home equity	1,276	1,305	212	1,669	—
Consumer	76	236	9	59	—
Ending Balance	$22,511	$24,677	$2,122	$22,348	$84

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,330	$9,750	$840	$7,739	$30
Commercial real estate	6,182	7,198	660	6,334	4
Commercial	4,486	4,708	631	4,499	1
Home equity	1,711	2,049	316	1,118	1
Consumer	25	185	25	113	—
Ending Balance	$21,734	$23,890	$2,472	$19,803	$36

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in core deposit intangible and trust relationship intangible for the three months ended March 31, 2011 are shown in the table below:

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$14,444	$(10,930)	$3,514
2011 amortization	—	(125)	(125)
Balance at March 31, 2011	$14,444	$(11,055)	$3,389

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$753	$(226)	$527
2011 amortization	—	(19)	(19)
Balance at March 31, 2011	$753	$(245)	$508

During the fourth quarter of 2010, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.

The following table reflects the expected amortization schedule for intangible assets at March 31, 2011:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2011	$377	$56
2012	502	75
2013	502	75
2014	502	75
2015	502	75
Thereafter	1,004	152
Total unamortized intangible	$3,389	$508

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net period benefit cost
Service cost	$58	$45
Interest cost	108	107
Recognized net actuarial loss	17	8
Recognized prior service cost	4	5
Net period benefit cost	$187	$165

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net period benefit cost
Service cost	$16	$17
Interest cost	38	36
Recognized net actuarial loss	1	—
Net period benefit cost	$55	$53

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On March 22, 2011, the Company granted 1,500 restricted stock awards to certain officers of the Company and/or the Bank under the 2003 Stock Option and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $33.60, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

On March 22, 2011, the Company awarded options to purchase 26,000 shares of common stock from the Stock Option and Incentive Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on March 22, 2011 were 52%, 5 years, 2.98%, and 1.99%, respectively. The options have been determined to have a fair value of $12.41 per share. The options vest over a five year period and have a contractual life of ten years from the date of grant.

Under the Long-term Performance Share Plan, 18,902 shares vested upon the achievement of certain revenue and expense goals under the 2008-2010 Long-term Performance Share Plan metrics.  Under the Management Stock Purchase Plan, 5,541 shares were granted in lieu of the management employees’ annual incentive bonus during the first three months of 2011.  During the first quarter of 2011, the Company granted 2,135 deferred stock awards under the Defined Contribution Retirement Plan.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of March 31, 2011.

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

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

Fair Value Measurements at March 31, 2011	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$78,695	$—	$78,695
Obligations of states and political subdivisions	—	46,960	—	46,960
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	471,885	—	471,885
Private issue collateralized mortgage obligations	—	19,851	—	19,851
Equity securities	—	4,567	—	4,567
Trading account assets	2,239	—	—	2,239
Liabilities:
Interest rate swap agreements	—	864	—	864

Fair Value Measurements at December 31, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$49,357	$—	$49,357
Obligations of states and political subdivisions	—	14,220	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	464,842	—	464,842
Private issue collateralized mortgage obligations	—	20,722	—	20,722
Equity securities	—	4,438	—	4,438
Trading account assets	2,304	—	—	2,304
Liabilities:
Interest rate swap agreements	—	1,091	—	1,091

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

Fair Value Measurements at March 31, 2011	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Assets:
Impaired loans	$—	$20,389	$—	$20,389
Other real estate owned	—	—	2,190	2,190
Mortgage servicing rights	—	1,514	—	1,514

Fair Value Measurements at December 31, 2010
Assets:
Impaired loans	$—	$19,262	$—	$19,262
Other real estate owned	—	—	2,387	2,387
Mortgage servicing rights	—	1,381	—	1,381

The following table reconciles the beginning and ending balances of other real estate owned (“OREO”) measured at fair value on a nonrecurring basis using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$2,387	$5,479
Additions	96	304
Write-downs	(84)	(370)
Disposals	(209)	(212)
Balance at end of period	$2,190	$5,201

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

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$25,970	$25,970	$31,009	$31,009
Securities available for sale	621,958	621,958	553,579	553,579
Securities held to maturity	—	—	36,102	38,037
Trading account assets	2,239	2,239	2,304	2,304
Loans held for sale	—	—	5,528	5,575
FHLB and Federal Reserve Bank stock	21,962	21,962	21,962	21,962
Loans receivable, net of allowance	1,513,576	1,531,352	1,502,459	1,523,451
Mortgage servicing rights	841	1,514	898	1,381
Interest receivable	7,355	7,355	6,875	6,875
Financial liabilities:
Deposits	1,544,681	1,550,971	1,515,811	1,522,899
FHLB advances	167,134	172,087	214,236	220,099
Commercial repurchase agreements	106,327	112,824	106,355	114,188
Other borrowed funds	241,978	241,978	195,714	195,714
Junior subordinated debentures	43,640	51,393	43,614	50,843
Interest payable	1,840	1,840	1,841	1,841
Interest rate swap agreements	864	864	1,091	1,091

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments.

Cash and Due from Banks:  The carrying amounts of cash and due from banks approximate their fair value.

Securities Available for Sale and Trading Account Assets:  The fair value of debt securities available for sale and trading account assets is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities available for sale was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.

Securities Held to Maturity:  Fair values of securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

FHLB and Federal Reserve Bank Stock:  The carrying amount approximates fair value.

Loans Held for Sale:  Fair value is based on executed sales agreements.

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

Mortgage Servicing Rights:  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation and annual unit loan cost.

 Interest Receivable and Payable:  The carrying amounts approximate their fair value.

 Deposits:  The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, notes payable and other short-term borrowings approximate fair value. The fair values of long-term borrowings and commercial repurchase agreements are based on the discounted cash flows using current rates for advances of similar remaining maturities.

 Junior Subordinated Debentures:  The fair value is estimated using a discounted cash flow calculation that applies current rates for debentures of similar maturity.

Derivatives:  The determination of the fair value of many derivatives is mainly derived from inputs that are observable in the market place. Such inputs include yield curves, publicly available volatilities, and floating indexes, and accordingly, are classified as Level 2 inputs.  Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk.  With the issuance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Company does not determine credit value adjustment on derivative assets and liabilities where the Company and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position as a whole.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

In October 2010, Daniel G. Lilley Law Offices, P.A. filed a complaint against Camden National Bank with the Superior Court in Oxford County claiming that Camden National Bank owed Daniel G. Lilley Law Offices, P.A.  compensation for a benefit that the Law Offices provided to Camden National Bank.  While the plaintiff has not yet given a final calculation of what it is claiming, it appears that it seeks payment of approximately $574,000, or 40% of the benefit it alleges retained by Camden National Bank from The Steamship Navigation Company judgment in September 2004.  The case was transferred to the Business Court in Portland and a motion to dismiss has been filed with the court and the judge has heard oral arguments but no decision has been rendered at this time.

In March 2010, D&F Properties, LLC, Dumont’s Pit Stop, Inc., Duane J. Dumont, and Frances Dumont (“Dumont”) filed a counterclaim with the Kennebec Superior Court against Camden National Bank, an officer of the Bank and other third-parties alleging various matters including breach of contract, misrepresentation, and negligence. The counterclaim was filed in response to the foreclosure complaint filed by Camden National Bank.  The counterclaim seeks, among other things, actual damages, punitive damages, interest, attorney fees and all other relief allowed under the law. The case was transferred to the Business Court in Portland and a motion for judgment on the pleadings has been filed with the court.  Briefing on that motion continues and no hearing has yet been held in connection with the motion.

As of March 31, 2011, there are no loss contingencies that are both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	March 31,	December 31,
	2011	2010
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$260,742	$249,193
Commercial and commercial real estate	23,645	15,348
Residential	563	3,356
Letters of credit	2,222	1,929
Other commitments	720	76
Derivative Financial Instruments:
Forward interest rate swaps	35,000	30,000
Forward commitments to sell residential mortgage loans	—	11,548

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

The Company has a notional amount of $35.0 million in forward interest rate swap agreements on its junior subordinated debentures. Because the interest rate on these debentures converts from fixed interest rate to variable rate on June 30, 2011, the Company swapped a portion of the variable cost for a fixed cost. One $10.0 million notional amount forward interest rate swap is for ten years with a fixed cost of 5.09% maturing on June 20, 2021; a second $10.0 million notional amount forward interest rate swap is for 18 years with a fixed cost of 5.84% maturing on June 30, 2029; a third $10.0 million notional amount forward interest rate swap is for 19 years with a fixed cost of 5.71% maturing on June 30, 2030; and a fourth $5.0 million notional amount forward interest rate swap entered into in 2011 is for 20 years with a fixed cost of 4.35% maturing on June 30, 2031. The fair value of the swap agreements at March 31, 2011 was a liability of $864,000 and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There were no commitments outstanding to sell mortgages at March 31, 2011.  Commitments totaled $9.4 million at December 31, 2010.  Based upon the minimal change in market interest rates between the commitment date and year end, and the notional amount of the commitment, the Company determined the balance sheet impact resulting from the change in fair value of the commitment was not material.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At March 31, 2011 and December 31, 2010, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 10 -  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the three months ended March 31, 2011 and 2010:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$10,552		$(3,687)	$6,865
Unrealized losses on securities available for sale:
Change in fair value of securities arising during period	2,079		(728)	1,351
Net security losses realized during the period	(48	)(a)	17	(31)
Postretirement plans:
Net actuarial loss	8		(3)	5
Net prior service amortization	5		(2)	3
Net change in fair value of cash flow hedges	(312)		109	(203)
Balance, March 31, 2010	$12,284		$(4,294)	$7,990

Balance, December 31, 2010	$6,660		$(2,331)	$4,329
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	242		(84)	158
Net security losses realized during the period	(33)		11	(22)
Postretirement plans:
Net actuarial loss	17		(6)	11
Net prior service cost amortization	4		(2)	2
Net change in fair value of cash flow hedges	227		(79)	148
Balance, March 31, 2011	$7,117		$(2,491)	$4,626

(a)	Net security losses consist of before-tax OTTI credit related losses of $48,000 for the quarter ended March 31, 2010.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (“ASU’) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The Company has not yet evaluated whether the clarifications provided in ASU No. 2011-02 will change the amount of loan modifications or restructurings classified as TDR.

In April 2011, the FASB issued ASU No. 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance is effective for interim and annual reporting periods ending after December 15, 2011.  The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure as required by GAAP.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2010 . Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

CRITICAL ACCOUNTING POLICIES

In preparing the Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Allowance for Credit Losses.   The allowance for credit losses consists of two components: (1) the allowance for loan losses (“ALL”) which is present as a contra to total gross loans in the asset section of the balance sheet, and (2) the reserve for unfunded commitments included in other liabilities on the balance sheet. In preparing the Consolidated Financial Statements, the ALL requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, is based on our evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, local industry trends, management’s ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and other third parties, analyses of historical trends in charge-offs and delinquencies, the character and size of the loan portfolio, business and economic conditions and our estimation of probable losses.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of March 31, 2011 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Camden National Bank’s Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as the Camden National Bank’s Board of Directors, on a quarterly basis.

The adequacy of the reserve for unfunded commitments is determined similarly to the ALL, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the historical utilization rates could change in the future.

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

Other-Than-Temporary Impairment (“OTTI”) of Investments.  We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Effectiveness of Hedging Derivatives.  The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Company in the management of its interest rate risk position. The Company’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. As a result of interest rate fluctuations, hedged assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.  The Company utilizes a third-party service to evaluate the effectiveness of its cash flow hedges on a quarterly basis.  The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the Consolidated Statement of Condition.  The ineffective portions of cash flow hedging transactions are included in “other income” in the Consolidated Statement of Income if material.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2011:

Net income of $6.3 million for the three-month period ended March 31, 2011 increased $1.0 million, or 19%, compared to the three-month period ended March 31, 2010.  Net income per diluted share increased to $0.83, compared to $0.69 per diluted share earned during the first three months of 2010. The following were major factors contributing to the results of the first three months of 2011 compared to the same period of 2010:

•
Net interest income on a fully-taxable equivalent basis for the first three months of 2011 increased $462,000, or 3%, to $18.9 million due to an increase in average earning assets of $104.4 million, partially offset by a 9 basis point decline in our net interest margin,

•	The provision for credit losses of $1.1 million decreased $877,000 in the first three months of 2011 compared to the same period of 2010,
•
For the three months ended March 31, 2011, net charge-offs totaled $523,000, or an annualized rate of 0.14% of average loans, compared to $867,000, or 0.23%, for the same period of 2010. Non-performing assets as a percentage of total assets amounted to 1.08% at March 31, 2011 and 2010,

•	Non-interest income for the first three months of 2011 was $5.1 million, a 12% increase over the first three months of 2010, and
•
Non-interest expense for the first three months of 2011 was $13.3 million, an increase of $363,000, or 3%, over the first three months of 2010 primarily due to an increase in salaries and employee benefits.

Financial condition at March 31, 2011 compared to December 31, 2010:

•	Total loans at March 31, 2011 were $1.5 billion, an increase of $11.7 million compared to December 31, 2010. The increase in loan balances was primarily in the commercial portfolio,
•	Investment securities increased $32.3 million at March 31, 2011 compared to December 31, 2010 due to pre-investment of anticipated second quarter 2011 cash flows,
•	Deposits at March 31, 2011 were $1.5 billion, an increase of $28.9 million, or 2%, compared to December 31, 2010. The increase in deposit balances was primarily in brokered deposits, and
•	Shareholders’ equity increased 2% due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income is our largest source of revenue and accounts for approximately 80% of our total revenues. Net interest income reflects revenues generated through income from earning assets plus loan fees, less interest paid on interest-bearing deposits and borrowings. Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $18.9 million on a fully-taxable equivalent basis for the three months ended March 31, 2011, compared to $18.4 million for the first three months of 2010, an increase of $462,000, or 3%. The increase in net interest income is primarily due to an increase of $97.5 million in average investment securities for the three months ended March 31, 2011 compared to the same period in 2010, partially offset by a decline of 9 basis points in the net interest margin, to 3.49%.  The yield on earning assets for the first three months of 2011 decreased 50 basis points compared to the same period in 2010, reflecting the impact of the low interest rate environment on both investment and loan yields.  Average interest-bearing liabilities increased $43.1 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increases in core deposits (interest checking, savings and money market accounts, demand deposits) and borrowings, partially offset by declines in certificates of deposit. Total cost of funds decreased 44 basis points due to the decline in short-term interest rates combined with a favorable shift in average balances to low cost deposits.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$572,504	$4,922	3.44%	$466,901	$5,181	4.44%
Securities – nontaxable (1)	47,631	717	6.02%	55,703	829	5.95%
Trading account assets	2,245	4	0.63%	1,723	4	1.01%
Loans (1) (2) :
Residential real estate	598,478	7,637	5.10%	626,941	8,457	5.40%
Commercial real estate	465,754	6,224	5.35%	436,821	6,193	5.67%
Commercial	171,900	2,233	5.20%	178,164	2,431	5.46%
Municipal	17,248	216	5.08%	13,911	197	5.74%
Consumer	282,411	3,234	4.64%	273,612	3,238	4.80%
Total loans	1,535,791	19,544	5.10%	1,529,449	20,516	5.38%
Total interest-earning assets	2,158,171	25,187	4.68%	2,053,776	26,530	5.18%
Cash and due from banks	25,917			29,032
Other assets	159,138			164,655
Less: allowance for loan losses	(22,526)			(21,005)
Total assets	$2,320,700			$2,226,458
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$234,139	137	0.24%	$229,037	238	0.42%
Savings accounts	168,616	103	0.25%	150,859	123	0.33%
Money market accounts	316,473	594	0.76%	289,131	578	0.81%
Certificates of deposit	459,906	1,725	1.52%	544,244	2,795	2.08%
Total retail deposits	1,179,134	2,559	0.88%	1,213,271	3,734	1.25%
Brokered deposits	112,200	456	1.65%	85,605	384	1.82%
Junior subordinated debentures	43,628	695	6.46%	43,530	694	6.47%
Borrowings	529,363	2,591	1.99%	478,787	3,294	2.79%
Total wholesale funding	685,191	3,742	2.22%	607,922	4,372	2.92%
Total interest-bearing liabilities	1,864,325	6,301	1.37%	1,821,193	8,106	1.81%
Demand deposits	227,834			189,077
Other liabilities	22,047			22,803
Shareholders’ equity	206,494			193,385
Total liabilities and shareholders’ equity	$2,320,700			$2,226,458
Net interest income (fully-taxable equivalent)		18,886			18,424
Less: fully-taxable equivalent adjustment		(327)			(359)
		$18,559			$18,065
Net interest rate spread (fully-taxable equivalent)			3.31%			3.37%
Net interest margin (fully-taxable equivalent)			3.49%			3.58%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is determined by management as the amount necessary to adjust the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the three months ended March 31, 2011 totaled $1.1 million, compared with $2.0 million for the same period in 2010. See additional discussion below under the caption “Asset Quality.”

Non-Interest Income
Non-interest income represents 22% and 20% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the three months ended March 31, 2011 and 2010, respectively.  Non-interest income of $5.1 million for the three month period ended March 31, 2011 increased by $546,000, or 12%, compared to $4.6 million for the three month period ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
Income from fiduciary services	$1,547	$1,567
Service charges on deposit accounts	1,231	1,280
Other service charges and fees	870	690
Bank-owned life insurance	539	371
Brokerage and insurance commissions	358	294
Mortgage banking income	80	152
Net securities losses	(33)	—
Other income	526	266
Non-interest income before other-than-temporary impairment of securities	5,118	4,620
Other-than-temporary impairment of securities	—	(48)
Total non-interest income	$5,118	$4,572

The significant changes in non-interest income for the three months ended March 31, 2011 compared to 2010 include:

•	Increase in other service charges and fees of $180,000, or 26%, resulting primarily from increased debit card income of $115,000 associated with transaction volume:

•	Increase in bank-owned life insurance due to death benefit proceeds of $170,000: and

•	Increase in other income due to fees on the addition of 6,000 MaineHousing (Maine State Housing Authority) loans to the servicing portfolio during the fourth quarter of 2010.

Non-Interest Expenses

Non-interest expenses increased $363,000, or 3%, for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010
Salaries and employee benefits	$6,851	$6,225
Furniture, equipment and data processing	1,200	1,130
Net occupancy	1,060	1,034
Other real estate owned and collections costs	491	974
Consulting and professional fees	674	788
Regulatory assessments	703	715
Amortization of identifiable intangible assets	144	144
Other expenses	2,162	1,912
Total non-interest expenses	$13,285	$12,922

The significant changes in non-interest expense for the three months ended March 31, 2011 compared to 2010 include:

•
Increase in salaries and employee benefits of $626,000, or 10%, primarily due to an increase in the incentive accrual of $403,000 based on first quarter financial performance, a $128,000 increase related to increased staffing and salaries, and a $93,000 increase in retirement costs,

•	Increase in furniture, equipment and data processing expenses of $70,000 related to higher depreciation maintenance costs associated with the Company’s investment in technology,

•	Decrease in consulting and professional fees of $114,000, or 15%, primarily related to lower legal costs related to securities registration and other matters, and

•
Decrease in costs associated with foreclosure and collection costs and expenses on other real estate owned of $483,000, or 50%, primarily due to lower real estate taxes on OREO properties of $70,000 and a decline in OREO write-downs of $286,000.

The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) was 55.27% for the three-month period ended March 31, 2011, compared to 56.08% for the three-month period ended March 31, 2010.

FINANCIAL CONDITION

Overview
Total assets at March 31, 2011 were $2.3 billion, an increase of $32.3 million from December 31, 2010. The increase in total assets from December 31, 2010 was due to an increase in the investment portfolio of $32.3 million and growth in the commercial portfolio of $17.7 million, partially offset by a decline in the consumer related portfolio of $11.5 million, due primarily to the sale of  $8.6 million in thirty-year fixed-rate mortgages. Total liabilities increased $27.6 million as total deposits (including brokered) increased $28.9 million. Total shareholders’ equity increased $4.7 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first three months of 2011, average assets of $2.3 billion increased $94.2 million, compared to the same period in 2010.  This increase was primarily the result of an increase in average investments of $97.5 million and average loans of $6.3 million, partially offset by a $5.5 million decrease in other assets. Average liabilities increased $81.1 million for the three months ended March 31, 2011 compared to the same period of 2010, primarily due to an increase in average wholesale funding of $50.7 million and deposits (including brokered deposits) of $31.2 million.  Average shareholders’ equity increased $13.1 million, which was the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Investment Securities
Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs.  Total investment security balances at March 31, 2011 of $643.9 million increased $32.3 million, or 5%, from December 31, 2010.  At December 31, 2010, we had investment securities in both the available-for-sale and held-to-maturity categories. During the first quarter of 2011, $36.1 million of municipal bonds that had been previously classified as held to maturity at purchase were moved to the available for sale category.  This change reflects management’s decision during the first quarter of 2011 to more actively manage these investments in changing economic environments.

Unrealized gains or losses on securities classified as available for sale are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At March 31, 2011, we had $6.4 million of unrealized gains on securities available for sale, net of deferred taxes, compared to $6.2 million of unrealized gains, net of deferred taxes, at December 31, 2010.

At March 31, 2011, $8.8 million of our private issue collateralized mortgage obligations (“CMOs”) had been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market.  Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at March 31, 2011 reflect potential future credit losses in the base case; however, the analysis reflects improvements on the private issue CMOs that the Company has recorded OTTI write-downs on in prior periods and therefore, there were no OTTI write-downs during the first quarter of 2011.

At March 31, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Federal Home Loan Bank Stock
We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLB advances. As of March 31, 2011, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLBB advised its members that it is focusing on preserving capital in response to ongoing market volatility. Accordingly, payments of quarterly dividends were suspended for 2009 and 2010 and the FHLBB placed a moratorium on excess stock repurchases from its members. On March 2, 2011, the FHLBB paid a dividend equal to an annual yield of 0.30%, the approximate daily average of the three-month LIBOR yield for the fourth quarter of 2010.  The FHLBB’s board of directors also announced that it anticipates it would continue to declare modest cash dividends through 2011, but cautioned that adverse events, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this intention.

Loans
At March 31, 2011, loans of $1.5 billion (including loans held for sale) increased $6.2 million from December 31, 2010 primarily due to an increase in commercial loans of $17.7 million offset by declines in the consumer related portfolio of $11.5 million, primarily due to the sale of $8.6 million in thirty-year fixed-rate mortgages.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2011	2010
Non-accrual loans
Residential real estate	$8,171	$7,225
Commercial real estate	6,442	6,072
Commercial	3,977	4,421
Consumer	1,337	1,721
Total non-accrual loans	19,927	19,439
Accruing loans past due 90 days	430	711
Renegotiated loans not included above	2,584	2,295
Total non-performing loans	22,941	22,445
Other real estate owned	2,190	2,387
Total non-performing assets	$25,131	$24,832
Non-performing loans to total loans	1.49%	1.47%
Allowance for credit losses to non-performing loans	99.89%	99.44%
Non-performing assets to total assets	1.08%	1.08%
Allowance for credit losses to non-performing assets	91.18%	89.88%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2011, potential problem loans amounted to approximately $2.6 million, or 0.17% of total loans, compared to $1.8 million, or 0.12% of total loans, at December 31, 2010.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31,	December 31,
(Dollars in Thousands)	2011	2010
Loans 30-89 days past due:
Residential real estate loans	$2,739	$2,493
Commercial real estate	2,786	1,439
Commercial loans	1,393	928
Consumer loans	358	926
Total loans 30-89 days past due	$7,276	$5,786

Loans 30-89 days past due to total loans	0.47%	0.38%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. Through the first three months of 2011, there were no significant changes to the allowance assessment methodology. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010
Allowance at the beginning of the period	$22,293	$20,246
Provision for loan losses	1,117	2,000
Charge-offs:
Residential real estate loans	172	268
Commercial real estate	231	314
Commercial loans	378	377
Consumer loans	66	294
Total loan charge-offs	847	1,253

Recoveries:
Residential real estate loans	50	160
Commercial real estate loans	9	26
Commercial loans	75	91
Consumer loans	190	109
Total loan recoveries	324	386
Net charge-offs	(523)	(867)
Allowance at the end of the period	$22,887	$21,379

Components of allowance for credit losses:
Allowance for loan losses	$22,887	$21,379
Liability for unfunded credit commitments	28	47
Balance of allowance for credit losses at end of the period	$22,915	$21,426
Average loans outstanding	$1,535,791	$1,529,449

Net charge-offs (annualized) to average loans outstanding	0.14%	0.23%
Provision for credit losses (annualized) to average loans outstanding	0.29%	0.52%
Allowance for credit losses to total loans	1.49%	1.40%
Allowance for credit losses to net charge-offs (annualized)	1,097.93%	617.98%
Allowance for credit losses to non-performing loans	99.89%	113.41%
Allowance for credit losses to non-performing assets	91.18%	88.93%

During the first three months of 2011, the Company provided $1.1 million of expense to the ALL compared to $2.0 million for the same period of 2010. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses was primarily a result of the level of net charge-offs and non-performing loans.  Non-performing assets as a percentage of total assets remained consistent at 1.08% at March 31, 2011 and 2010 and December 31, 2010. The unallocated portion of the ALL increased $1.0 million at March 31, 2011 compared to December 31, 2010.  Our local economy continues to experience high unemployment, declines in real estate values and lower than normal retail sales; therefore, the current unallocated portion of the ALL seems reasonable given the high level of economic uncertainties.  We believe the ALL of $22.9 million, or 1.49% of total loans outstanding and 99.89% of total non-performing loans at March 31, 2011, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, more provision may be needed.  The ALL was 1.40% of total loans outstanding and 113.41% of total non-performing loans at March 31, 2010, and 1.46% of total loans outstanding and 99.32% of total non-performing loans at December 31, 2010.

Liabilities and Shareholders’ Equity

Total liabilities decreased $27.6 million since December 31, 2010, to $2.1 billion at March 31, 2011.  Total deposits including brokered deposits increased $28.9 million primarily due to increases in interest checking, savings and money markets balances of $9.7 million and brokered deposits of $32.6 million, partially offset by declines in demand deposits and retail certificates of deposit of $2.5 million and $10.9 million, respectively. Borrowings declined $840,000 due to a decrease of $47.1 million in advances from the FHLBB and an increase in other borrowings of $46.2 million, primarily due to the increase in retail repurchase agreements.  Total shareholders’ equity increased $4.7 million since December 31, 2010 which was a result of current year earnings of $6.3 million offset by dividends declared to shareholders of $1.9 million.

The following table presents certain information regarding shareholders’ equity for the periods ended:

	March 31,	December 31,
	2011	2010
Return on average equity	12.45%	12.42%
Average equity to average assets	8.90%	8.77%
Dividend payout ratio	30.25%	30.95%
Dividends declared per share	$0.25	$1.00
Book value per share	27.45	26.90

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy the varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2011 and 2010, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to our liquidity demands. Sources of funds that we utilized consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2011, average deposits (including brokered deposits) of $1.5 billion increased $31.2 million, or 2%, compared to the same period in 2010. Comparing average deposits for the first three months of 2011 to the same period of 2010, average demand deposits, interest checking, savings and money markets increased $38.8 million, $5.1 million, $17.8 million, and $27.3 million, respectively, and were partially offset by declines in average retail certificates of deposit of $84.3 million. Average brokered deposits increased $26.6 million. Included in the money market and interest checking deposit categories are deposits from Acadia Trust, representing client funds. The balance in the Acadia Trust client money market account, which was $109.8 million at March 31, 2011, could increase or decrease depending upon changes in the portfolios of the clients of Acadia Trust. The shift from retail certificates of deposit to other core deposit categories reflect customers moving to more liquid deposit instruments given the low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first three months of 2011 was $573.0 million, an increase of $50.7 million from the first three months of 2010. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $720.2 million and $732.1 million at March 31, 2011 and 2010, respectively. The carrying value of securities pledged as collateral at the FHLBB was $16.1 million and $26.1 million at March 31, 2011 and 2010, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at March 31, 2011 and 2010. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2011.  Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 22, 2011.  We had no outstanding balance on this line of credit at March 31, 2011.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, commercial reverse repurchase transaction market and the Federal Reserve Bank discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at March 31, 2011 and 2010. The Company’s Tier 1 capital to risk weighted assets was 13.84% and 12.65% at March 31, 2011 and 2010, respectively and total capital to risk weighted assets was 15.10% and 13.90% at March 31, 2011 and 2010, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.93% and 8.42% at March 31, 2011 and 2010, respectively.

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2011, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $210.7 million and $195.2 million at March 31, 2011 and 2010, respectively, which amounted to 9.0% of total assets at March 31, 2011 and 8.8% of total assets at March 31, 2010. Total shareholders’ equity increased $15.6 million, or 8%, from March 31, 2010 which was a result of earnings partially offset by a decrease in other comprehensive income and dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $1.9 million for both of the three month periods ended March 31, 2011 and 2010, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds.  Camden National Bank (the “Bank”) declared dividends in the aggregate amount of $3.0 million for both the first three months of 2011 and the first three months of 2010. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2011, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
(Dollars in Thousand)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,222	$2,222	$—	$—	$—
Commercial Commitment Letters	23,645	23,645	—	—	—
Residential Loan Origination	563	563	—	—	—
Home Equity Line of Credit Commitments	260,742	90,484	3,934	806	165,518
Other Commitments to Extend Credit	720	720	—	—	—
Total	$287,892	$117,634	$3,934	$806	$165,518

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2011, we had the following levels of contractual obligations:

	Total Amount of Obligations	Payments Due per Period
(Dollars in Thousands)		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,753	$764	$981	$276	$732
Capital Leases	1,160	46	99	109	906
Federal Funds – Overnight	43,060	43,060	—	—	—
FHLBB Borrowings – Advances	167,134	80,017	25,822	36,295	25,000
Commercial Repurchase Agreements	106,327	5,000	96,000	—	5,327
Other Borrowed Funds	197,219	197,219	—	—	—
Junior Subordinated Debentures	43,640	—	—	—	43,640
Note Payable	539	304	217	18	—
Other Contractual Obligations	162	162	—	—	—
Total	$561,994	$326,572	$123,119	$36,698	$75,605

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2011, the Company had four forward interest rate swaps, three with a notional amount of $10.0 million and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030 and June 30, 2031, respectively.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income (“NII”), the primary component of our earnings. Board and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCO routinely monitor simulated NII sensitivity over a rolling two-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations. In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first quarters of 2011 and 2010, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	March 31, 2011	March 31, 2010
Year 1
+400 bp	(2.10)%	(0.70)%
+200 bp	(2.10)%	(0.70)%
-100 bp	(0.30)%	(0.70)%
Year 2
+400 bp	(3.30)%	(1.40)%
+200 bp	(1.80)%	0.10%
-100 bp	(4.90)%	(4.00)%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2011 were the increases in the investment and loan balances, supported by increases in retail repurchase agreements, federal funds purchased, and short-term brokered deposits.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the investment and loan cashflows materialize and are replaced into today’s lower rate environment with insufficient offsets from funding cost reductions.  In a falling interest rate environment, net interest income is expected to trend in line with the base case scenarios through the first year as funding cost reductions are matched with asset yield decreases.  Beyond the first year, net interest income levels decline as mortgage related cashflows accelerate and are replaced into the lower rate environment while funding cost reductions slow. In the initial stage of a rising rate environment, net interest income is projected to trend below the base scenarios as the short-term funding base adjusts upward producing funding cost increases while asset yields are slower to respond.  Once funding cost increases begin to dissipate heading into year two, asset yield improvements gain traction, aided by adjustable loans repricing above floor levels, net interest income trends upward for the remainder of the simulation.  If the yield curve were to flatten as rate rise, near-term net interest income exposure is projected to increase and lengthen the recovery period as incremental increases to funding costs outpace the asset base rolling into higher replacement yields.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2011, we had a notional principal amount of $35.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information presented in Note 9 “Commitments and Contingencies” within this Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended March 31, 2011 regarding shares of common stock of the Corporation that were repurchased under the 2003 Stock Option and Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan
Purchases of Equity Securities (1)
1/1/2011 to 1/31/2011	—	$—	—
2/1/2011 to 2/28/2011	234	33.63	234
3/1/2011 to 3/31/2011	7,801	32.37	7,801
Total Purchases of Equity Securities	8,035	$33.47	8,035

(1)
Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 (a)  Exhibits

(10.17) Camden National Corporation Amended and Restated Long-Term Performance Share Plan (incorporated by reference to Exhibits 10.17 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2011)

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 9, 2011
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	May 9, 2011
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(10.17)
Camden National Corporation Amended and Restated Long-Term Performance Share Plan (incorporated by reference to Exhibits 10.17 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2011)

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