Form 10-Q
period 2011-06-30
CAMDEN NATIONAL CORP
filed 2011-08-08
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______

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
Outstanding at August 3, 2011:  Common stock (no par value) 7,677,693 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Income Three and Six Months Ended June 30, 2011 and 2010	5

	Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements Six Months Ended June 30, 2011 and 2010	8-25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26-40

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40-41

ITEM 4.	CONTROLS AND PROCEDURES	41-42

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42

ITEM 1A.	RISK FACTORS	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	[REMOVED AND RESERVED]	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	43

SIGNATURES		44

EXHIBIT INDEX		45

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine
August 8, 2011

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2011	2010
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$29,685	$31,009
Securities
Securities available for sale, at fair value	595,335	553,579
Securities held to maturity, at amortized cost (fair value $38,037 at December 31, 2010)	—	36,102
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,962
Total securities	617,297	611,643
Trading account assets	2,270	2,304
Loans held for sale	1,855	5,528
Loans	1,551,456	1,524,752
Less allowance for loan losses	(22,989)	(22,293)
Net loans	1,528,467	1,502,459
Goodwill and other intangible assets	45,533	45,821
Bank-owned life insurance	43,659	43,155
Premises and equipment, net	24,294	25,044
Deferred tax asset	10,496	12,281
Interest receivable	7,063	6,875
Prepaid FDIC assessment	5,353	6,155
Other real estate owned	1,816	2,387
Other assets	13,226	11,346
Total assets	$2,331,014	$2,306,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$238,405	$229,547
Interest checking, savings and money market	774,455	721,905
Retail certificates of deposit	428,104	464,662
Brokered deposits	104,587	99,697
Total deposits	1,545,551	1,515,811
Federal Home Loan Bank advances	157,044	214,236
Other borrowed funds	341,113	302,069
Junior subordinated debentures	43,666	43,614
Accrued interest and other liabilities	25,399	24,282
Total liabilities	2,112,773	2,100,012

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,677,693 and 7,658,496 shares on June 30, 2011 and December 31, 2010, respectively	51,111	50,936
Retained earnings	160,297	150,730
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	9,787	6,229
Net unrealized losses on derivative instruments, at fair value, net of tax	(1,791)	(709)
Net unrecognized losses on postretirement plans, net of tax	(1,163)	(1,191)
Total accumulated other comprehensive income	6,833	4,329
Total shareholders’ equity	218,241	205,995
Total liabilities and shareholders’ equity	$2,331,014	$2,306,007

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and per Share Data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$20,257	$20,593	$39,726	$41,040
Interest on U.S. government and sponsored enterprise obligations	4,917	5,166	9,802	10,329
Interest on state and political subdivision obligations	431	534	897	1,073
Interest on federal funds sold and other investments	40	33	80	56
Total interest income	25,645	26,326	50,505	52,498
Interest Expense
Interest on deposits	2,963	3,959	5,978	8,078
Interest on borrowings	2,463	3,110	5,054	6,404
Interest on junior subordinated debentures	656	702	1,351	1,396
Total interest expense	6,082	7,771	12,383	15,878
Net interest income	19,563	18,555	38,122	36,620
Provision for credit losses	970	1,950	2,089	3,946
Net interest income after provision for credit losses	18,593	16,605	36,033	32,674
Non-Interest Income
Income from fiduciary services	1,439	1,512	2,986	3,079
Service charges on deposit accounts	1,352	1,285	2,583	2,565
Other service charges and fees	943	872	1,813	1,562
Bank-owned life insurance	335	347	874	718
Brokerage and insurance commissions	385	352	743	646
Mortgage banking income	52	83	132	172
Net gain on sale of securities	53	—	20	—
Other income	474	105	1,000	434
Total non-interest income before other-than-temporary
impairment of securities	5,033	4,556	10,151	9,176
Other-than-temporary impairment of securities	(27)	(131)	(27)	(179)
Total non-interest income	5,006	4,425	10,124	8,997
Non-Interest Expenses
Salaries and employee benefits	7,114	6,298	13,965	12,523
Furniture, equipment and data processing	1,169	1,116	2,369	2,246
Net occupancy	956	897	2,016	1,931
Other real estate owned and collection costs	415	1,158	906	2,132
Regulatory assessments	402	602	1,105	1,317
Consulting and professional fees	868	550	1,542	1,338
Amortization of intangible assets	145	144	289	288
Other expenses	2,203	2,092	4,365	4,004
Total non-interest expenses	13,272	12,857	26,557	25,779
Income before income taxes	10,327	8,173	19,600	15,892
Income Taxes	3,257	2,587	6,191	4,993
Net Income	$7,070	$5,586	$13,409	$10,899

Per Share Data
Basic earnings per share	$0.92	$0.73	$1.75	$1.42
Diluted earnings per share	$0.92	$0.73	$1.75	$1.42
Weighted average number of common shares outstanding	7,677,594	7,656,051	7,668,831	7,654,079
Diluted weighted average number of common shares outstanding	7,687,133	7,664,443	7,679,298	7,661,607

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock			Accumulated Other	Total
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity

Balance at December 31, 2009	7,644,837	$50,062	$133,634	$6,865	$190,561
Net income	—	—	10,899	—	10,899
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	—	—	—	3,983	3,983
Change in fair value of cash flow hedges	—	—	—	(2,181)	(2,181)
Change in net unrecognized losses on postretirement plans	—	—	—	16	16
Total comprehensive income	—	—	10,899	1,818	12,717
Stock-based compensation expense	—	236	—	—	236
Exercise of stock options and issuance of restricted stock	13,751	78	—	—	78
Common stock repurchased	(1,490)	—	(44)	—	(44)
Cash dividends declared ($0.50 per share)	—	—	(3,833)	—	(3,833)
Balance at June 30, 2010	7,657,098	$50,376	$140,656	$8,683	$199,715

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	13,409	—	13,409
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	—	—	—	3,558	3,558
Change in fair value of cash flow hedges	—	—	—	(1,082)	(1,082)
Change in net unrecognized losses on postretirement plans	—	—	—	28	28
Total comprehensive income	—	—	13,409	2,504	15,913
Stock-based compensation expense	—	343	—	—	343
Exercise of stock options and issuance of restricted stock	27,332	104	—	—	104
Common stock repurchased	(8,135)	(272)	—	—	(272)
Cash dividends declared ($0.50 per share)	—	—	(3,842)	—	(3,842)
Balance at June 30, 2011	7,677,693	$51,111	$160,297	$6,833	$218,241

  See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In Thousands)	2011	2010
Operating Activities
Net income	$13,409	$10,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,089	3,946
Depreciation and amortization	1,754	1,687
Stock-based compensation expense	343	236
Increase in interest receivable	(188)	(322)
Amortization of intangible assets	289	288
Net decrease (increase) in trading assets	34	(288)
Net gain on sale of securities	(20)	—
Other-than-temporary impairment of securities	27	179
Increase in other real estate owned valuation allowance	106	1,050
Originations of mortgage loans held for sale	(5,764)	—
Proceeds from the sale of mortgage loans	9,429	—
Loss on sale of mortgage loans	8	—
Decrease in prepaid FDIC assessment	802	1,010
Increase in other assets	(3,565)	(2,317)
Increase (decrease) in other liabilities	1,109	(1,486)
Net cash provided by operating activities	19,862	14,882
Investing Activities
Proceeds from maturities of securities held-to-maturity	251	100
Proceeds from sales and maturities of securities available-for-sale	78,982	78,704
Purchase of securities available-for-sale	(79,880)	(126,992)
Net increase in loans	(29,055)	(17,891)
Recoveries on previously charged-off loans	630	480
Proceeds from the sale of other real estate owned	318	857
Proceeds from bank-owned life insurance	370	—
Purchase of premises and equipment	(476)	(1,349)
Net used by investing activities	(28,860)	(66,091)
Financing Activities
Net increase in deposits	29,742	52,862
Proceeds from Federal Home Loan Bank long-term advances	160,000	20,177
Repayments on Federal Home Loan Bank long-term advances	(217,176)	(55,384)
Net change in short-term Federal Home Loan Bank borrowings	(23,500)	32,785
Net increase (decrease) in other borrowed funds	62,615	(972)
Common stock repurchase	(272)	(44)
Proceeds from exercise of stock options	104	78
Cash dividends paid on common stock	(3,839)	(3,829)
Net cash provided by financing activities	7,674	45,673
Net decrease in cash and cash equivalents	(1,324)	(5,536)
Cash and cash equivalents at beginning of year	31,009	29,772
Cash and cash equivalents at end of period	$29,685	$24,236
Supplemental information
Interest paid	$12,646	$16,256
Income taxes paid	4,820	6,840
Transfer from loans to other real estate owned	1,034	584

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2011 and December 31, 2010, the consolidated statements of income for the three and six months ended June 30, 2011 and 2010, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and six-month periods ended June 30, 2011 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the December 31, 2010 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income, as reported	$7,070	$5,586	$13,409	$10,899
Weighted-average common shares outstanding – basic	7,677,594	7,656,051	7,668,831	7,654,079
Dilutive effect of stock-based compensation	9,539	8,392	10,467	7,528
Weighted-average common and potential common shares – diluted	7,687,133	7,664,443	7,679,298	7,661,607
Basic earnings per share – common stock	$0.92	$0.73	$1.75	$1.42
Basic earnings per share – unvested share-based payment awards	0.88	0.70	1.64	1.37
Diluted earnings per share – common stock	0.92	0.73	1.75	1.42
Diluted earnings per share– unvested share-based payment awards	0.92	0.73	1.75	1.42

For the three-month and six-month periods ended June 30, 2011, options to purchase 77,750 and 53,750 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, because the exercise prices of the options were greater than the average market price of the common stock for the respective periods.  For both the three-month and six-month periods ended June 30, 2010, options to purchase 87,750 of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, because the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available for sale and held to maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Available for sale
Obligations of U.S. government sponsored enterprises	$69,898	$231	$(355)	$69,774
Obligations of states and political subdivisions	39,343	2,327	—	41,670
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	445,084	17,368	(1,913)	460,539
Private issue collateralized mortgage obligations	20,953	10	(2,027)	18,936
Total debt securities	575,278	19,936	(4,295)	590,919
Equity securities	5,000	—	(584)	4,416
Total securities available for sale	$580,278	$19,936	$(4,879)	$595,335
December 31, 2010
Available for sale
Obligations of U.S. government sponsored enterprises	$49,870	$237	$(750)	$49,357
Obligations of states and political subdivisions	13,777	443	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	451,909	15,986	(3,053)	464,842
Private issue collateralized mortgage obligations	23,441	—	(2,719)	20,722
Total debt securities	538,997	16,666	(6,522)	549,141
Equity securities	5,000	—	(562)	4,438
Total securities available for sale	$543,997	$16,666	$(7,084)	$553,579
Held to maturity
Obligations of states and political subdivisions	$36,102	$1,935	$—	$38,037
Total securities held to maturity	$36,102	$1,935	$—	$38,037

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

Unrealized gains on securities available for sale at June 30, 2011 and December 31, 2010 and included in other comprehensive income amounted to $9.8 million and $6.2 million, net of deferred taxes of $5.3 million and $3.4 million, respectively.

Impaired Securities

Management reviews the Company’s investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other-than-temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The following table shows the unrealized gross losses and estimated fair values of investment securities at June 30, 2011 and December 31, 2010, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. government sponsored enterprises	$19,618	$(355)	$—	$—	$19,618	$(355)
Mortgage-backed securities	102,858	(1,912)	86	(1)	102,944	(1,913)
Private issue collateralized mortgage obligations	—	—	16,878	(2,027)	16,878	(2,027)
Equity securities	—	—	4,416	(584)	4,416	(584)
Total	$122,476	$(2,267)	$21,380	$(2,612)	$143,856	$(4,879)
December 31, 2010
U.S. government sponsored enterprises	$29,145	$(750)	$—	$—	$29,145	$(750)
Mortgage-backed securities	96,604	(3,053)	85	—	96,689	(3,053)
Private issue collateralized mortgage obligations	2,160	(79)	18,562	(2,640)	20,722	(2,719)
Equity securities	—	—	4,438	(562)	4,438	(562)
Total	$127,909	$(3,882)	$23,085	$(3,202)	$150,994	$(7,084)

At June 30, 2011, $143.9 million of the Company’s investment securities had unrealized losses that are primarily considered temporary. A portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $10.6 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 22 securities with a fair value of $21.4 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The stress tests at June 30, 2011, indicated potential future credit losses in the base case scenario on two private issue CMOs.  Based on these results, the Company recorded a $27,000 OTTI write-down during the second quarter of 2011.

At June 30, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which failed at auction during 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Six Months Ended June 30,
	2011	2010
Available for sale
Proceeds from sales of securities	$7,842	$250
Gross realized gains	93	—
Gross realized (losses)	(73)	—

During the first six months of 2011, the Company sold sixteen municipal bonds and one private issue CMO that the Company was monitoring that either had below “A” ratings, split ratings, withdrawn ratings, or negative outlooks or were revenue bonds.  The Company had not recorded any OTTI on these securities; however, due to increased pressures on state and local government revenues around the country as municipalities struggle with a weakened economy, management decided to sell these securities.

Securities Pledged

At June 30, 2011 and  2010, securities with an amortized cost of $515.8 million and $345.9 million and estimated fair value of  $532.2 million and $364.3 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$1,747	$1,752
Due after one year through five years	87,155	87,816
Due after five years through ten years	91,951	96,118
Due after ten years	394,425	405,233
	$575,278	$590,919

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Residential real estate loans	$590,458	$596,655
Commercial real estate loans	465,248	464,037
Commercial loans	214,415	180,592
Home equity loans	269,263	270,627
Consumer loans	12,420	13,188
Deferred loan fees net of costs	(348)	(347)
Total loans	$1,551,456	$1,524,752

The Company’s lending activities are primarily conducted in Maine. The Company makes single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.  During the first six months of 2011, the Company sold $9.4 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net loss on the sale of loans of $8,000.  For the year ended December 31, 2010, the Company sold $20.1 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $106,000.

The allowance for loan losses (“ALL”) is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If the assumptions are wrong, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The Board of Directors monitors credit risk management through the Directors’ Loan Committee and Corporate Risk Management. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. Corporate Risk Management oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. The Company's practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

The following is a summary of activity in the ALL for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$22,887	$21,379	$22,293	$20,246
Loan charge-offs	(1,170)	(1,157)	(2,017)	(2,410)
Recoveries on loans previously charged off	306	94	630	480
Net charge-offs	(864)	(1,063)	(1,387)	(1,930)
Provision for loan losses	966	1,950	2,083	3,950
Balance at end of period	$22,989	$22,266	$22,989	$22,266

The following table presents the ALL for the three months ended June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,914	$7,698	$5,437	$1,957	$238	$3,643	$22,887
Loans charged off	(625)	(94)	(333)	(111)	(7)	—	(1,170)
Recoveries	63	174	61	6	2	—	306
Provision (reduction)	2,757	(1,454)	(692)	626	220	(491)	966
Ending balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989

The following table presents the ALL and select loan information for the six months ended June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(797)	(325)	(755)	(120)	(20)	—	(2,017)
Recoveries	113	183	156	170	8	—	630
Provision (reduction)	3,520	(1,732)	(561)	377	263	216	2,083
Ending balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989
Ending Balance: Individually evaluated for impairment	$2,828	$933	$397	$373	$108	$—	$4,639
Ending Balance: Collectively evaluated for impairment	$3,281	$5,391	$4,076	$2,105	$345	$3,152	$18,350

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$11,839	$7,765	$3,878	$1,355	$125	$—	$24,962
Ending Balance: Collectively evaluated for impairment	$578,271	$457,483	$210,537	$267,908	$12,295	$—	$1,526,494
Loans ending balance	$590,110	$465,248	$214,415	$269,263	$12,420	$—	$1,551,456

The following table presents the ALL and select loan information for the year ended December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$2,693	$6,930	$5,015	$1,773	$184	$3,651	$20,246
Loans charged off	(1,262)	(1,382)	(1,502)	(932)	(469)	—	(5,547)
Recoveries	225	232	553	123	136	—	1,269
Provision (reduction)	1,617	2,418	1,567	1,087	351	(715)	6,325
Ending balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Ending Balance: Individually evaluated for impairment	$840	$660	$631	$316	$25	$—	$2,472
Ending Balance: Collectively evaluated for impairment	$2,433	$7,538	$5,002	$1,735	$177	$2,936	$19,821

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$9,330	$6,182	$4,486	$1,711	$25	$—	$21,734
Ending Balance: Collectively evaluated for impairment	$586,978	$457,855	$176,106	$268,916	$13,163	$—	$1,503,018
Loans ending balance	$596,308	$464,037	$180,592	$270,627	$13,188	$—	$1,524,752

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

To further identify loans with similar risk profiles, the Company categorizes each loan category by credit risk exposure and applies a credit quality indicator to all commercial, commercial real estate and residential real estate loans. These indicators are represented by Grades 1 through 10 from lowest to highest risk rating. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

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

A Grade 6-Watch rating is assigned to a loan when one or more of the following circumstances exist:

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

The following table summarizes credit risk exposure indicators by portfolio segment as of June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$574,432	$398,905	$183,863	$—	$—
Performing	—	—	—	267,923	12,296
Special Mention (Grade 7)	891	14,067	12,769	—	—
Substandard (Grade 8)	14,787	52,271	17,783	—	—
Non-performing	—	—	—	1,340	124
Doubtful (Grade 9)	—	5	—	—	—
Total	$590,110	$465,248	$214,415	$269,263	$12,420

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$583,460	$390,488	$146,412	$—	$—
Performing	—	—	—	268,873	13,163
Special Mention (Grade 7)	—	22,692	11,089	—	—
Substandard (Grade 8)	12,848	50,852	23,091	—	—
Non-performing	—	—	—	1,754	25
Doubtful (Grade 9)	—	5	—	—	—
Total	$596,308	$464,037	$180,592	$270,627	$13,188

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans and loans past due over 90 days and accruing as of June 30, 2011:

	30- 59 days Past Due	60- 89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non- Accrual Loans
Residential real estate	$364	$341	$7,194	$7,899	$582,211	$590,110	$—	$8,581
Commercial real estate	2,303	632	4,911	7,846	457,402	465,248	—	7,661
Commercial	916	204	2,748	3,868	210,547	214,415	—	3,809
Home equity	129	253	961	1,343	267,920	269,263	—	1,339
Consumer	60	13	125	198	12,222	12,420	—	125
Total	$3,772	$1,443	$15,939	$21,154	$1,530,302	$1,551,456	$—	$21,515

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

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. Credit administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. Restructured loans consist of loans that provide term modifications or a reduction of either interest or principal due to the borrower’s financial hardship. Once the obligation has been restructured due to credit problems, it will continue to remain in restructured status until paid in full. Loans restructured due to credit difficulties that are now performing amounted to $3.4 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.

Impaired loans consist of non-accrual and restructured loans. All impaired loans are allocated a portion of allowance to cover potential losses. At June 30, 2011 and December 31, 2010, there were no impaired loans without a related recorded allowance.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of June 30, 2011:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$11,839	$12,374	$2,828	$11,748	$37	$11,145	$60
Commercial real estate	7,765	8,850	933	7,189	1	6,535	3
Commercial	3,878	4,222	397	3,973	—	4,085	—
Home equity	1,355	1,392	373	1,274	1	1,471	1
Consumer	125	285	108	92	—	76	—
Ending Balance	$24,962	$27,123	$4,639	$24,276	$39	$23,312	$64

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,330	$9,750	$840	$7,739	$30
Commercial real estate	6,182	7,198	660	6,334	4
Commercial	4,486	4,708	631	4,499	1
Home equity	1,711	2,049	316	1,118	1
Consumer	25	185	25	113	—
Ending Balance	$21,734	$23,890	$2,472	$19,803	$36

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. During the fourth quarter of 2010, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.  The changes in core deposit intangible and trust relationship intangible for the six months ended June 30, 2011 are shown in the table below:

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$14,444	$(10,930)	$3,514
2011 amortization	—	(251)	(251)
Balance at June 30, 2011	$14,444	$(11,181)	$3,263

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$753	$(226)	$527
2011 amortization	—	(38)	(38)
Balance at June 30, 2011	$753	$(264)	$489

The following table reflects the expected amortization schedule for intangible assets at June 30, 2011:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2011	$251	$37
2012	502	75
2013	502	75
2014	502	75
2015	502	75
Thereafter	1,004	152
Total unamortized intangible	$3,263	$489

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the three and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net period benefit cost
Service cost	$58	$45	$116	$90
Interest cost	108	107	216	214
Recognized net actuarial loss	17	8	34	16
Recognized prior service cost	4	5	8	10
Net period benefit cost	$187	$165	$374	$330

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the three and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net period benefit cost
Service cost	$16	$17	$32	$34
Interest cost	38	36	76	72
Net period benefit cost	$54	$53	$108	$106

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

On March 22, 2011, the Company awarded options to purchase 26,000 shares of common stock from the 2003 Stock Option and Incentive Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on March 22, 2011 were 52%, 5 years, 2.98%, and 1.99%, respectively. The options have been determined to have a fair value of $12.41 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

Under the Company’s Amended and Restated Long-term Performance Share Plan, 18,902 shares vested upon the achievement of certain revenue and expense goals under the 2008-2010 Long-term Performance Share Plan metrics.  Under the Company’s Management Stock Purchase Plan, 5,541 shares were granted in lieu of the management employees’ annual incentive bonus during the first three months of 2011.  During the first quarter of 2011, the Company granted 2,135 deferred stock awards under the Company’s Defined Contribution Retirement Plan.

The Company did not grant any stock awards during the second quarter of 2011.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of June 30, 2011.

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

Level 2:   Valuation is determined from quoted prices for similar assets or liabilities in active markets, from quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

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

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at June 30, 2011
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$69,774	$—	$69,774
Obligations of states and political subdivisions	—	41,670	—	41,670
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	460,539	—	460,539
Private issue collateralized mortgage obligations	—	18,936	—	18,936
Equity securities	—	4,416	—	4,416
Trading account assets	2,270	—	—	2,270
Liabilities:
Interest rate swap agreements	—	2,756	—	2,756

Fair Value Measurements at December 31, 2010
Assets:
Securities available for sale:
Obligations of U.S. government sponsored enterprises	$—	$49,357	$—	$49,357
Obligations of states and political subdivisions	—	14,220	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	464,842	—	464,842
Private issue collateralized mortgage obligations	—	20,722	—	20,722
Equity securities	—	4,438	—	4,438
Trading account assets	2,304	—	—	2,304
Liabilities:
Interest rate swap agreements	—	1,091	—	1,091

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at June 30, 2011
Assets:
Impaired loans	$—	$20,323	$—	$20,323
Other real estate owned	—	—	1,816	1,816
Mortgage servicing rights	—	1,316	—	1,316
Derivative Assets:
Mortgage delivery commitments	—	24	—	24

Fair Value Measurements at December 31, 2010
Assets:
Impaired loans	$—	$19,262	$—	$19,262
Other real estate owned	—	—	2,387	2,387
Mortgage servicing rights	—	1,381	—	1,381

The following table reconciles the beginning and ending balances of other real estate owned (“OREO”) measured at fair value on a non-recurring basis using significant unobservable (Level 3) inputs:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$2,387	$5,479
Additions	1,034	584
Write-downs	(106)	(1,050)
Disposals	(1,499)	(1,046)
Balance at end of period	$1,816	$3,697

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

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$29,685	$29,685	$31,009	$31,009
Securities available for sale	595,335	595,335	553,579	553,579
Securities held to maturity	—	—	36,102	38,037
Trading account assets	2,270	2,270	2,304	2,304
Loans held for sale	1,855	1,897	5,528	5,575
FHLB and Federal Reserve Bank stock	21,962	21,962	21,962	21,962
Loans receivable, net of allowance	1,528,467	1,553,811	1,502,459	1,523,451
Mortgage servicing rights	757	1,316	898	1,381
Interest receivable	7,063	7,063	6,875	6,875
Financial liabilities:
Deposits	1,545,551	1,553,205	1,515,811	1,522,899
FHLB advances	157,044	162,938	214,236	220,099
Commercial repurchase agreements	106,299	112,385	106,355	114,188
Other borrowed funds	234,814	234,814	195,714	195,714
Junior subordinated debentures	43,666	43,666	43,614	50,843
Interest payable	1,578	1,578	1,841	1,841
Interest rate swap agreements	2,756	2,756	1,091	1,091

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

In October 2010, Daniel G. Lilley Law Offices, P.A. filed a complaint against Camden National Bank with the Superior Court in Oxford County, Maine claiming that Camden National Bank owed Daniel G. Lilley Law Offices, P.A.  compensation for a benefit that the Law Offices provided to Camden National Bank.  While the plaintiff has not yet given a final calculation of what it is claiming, it appears that it seeks payment of approximately $574,000, or 40% of the benefit it alleges was retained by Camden National Bank from The Steamship Navigation Company judgment in September 2004.  The case was transferred to the Business Court in Portland and a motion to dismiss was filed with the court by Camden National Bank.  On May 19, 2011, the judge granted Camden National Bank’s motion to dismiss the complaint.  However, on June 8, 2011, Daniel G. Lilley Law Offices, P. A. filed an appeal to this ruling.  The appeal is currently pending.

In March 2010, D&F Properties, LLC, Dumont’s Pit Stop, Inc., Duane J. Dumont, and Frances Dumont (“Dumont”) filed a counterclaim with the Kennebec Superior Court against Camden National Bank, an officer of the Bank and other third parties alleging various claims including breach of contract, misrepresentation against Dumont and negligence. The counterclaim was filed in response to a foreclosure complaint filed by Camden National Bank.  The counterclaim seeks, among other things, actual damages, punitive damages, interest, attorney fees and all other relief allowed under the law. The case was transferred to the Business Court in Portland and a motion for judgment on the pleadings has been filed with the court.  Briefing on that motion has now been completed and oral argument is expected in August 2011.  The Bank has also filed a motion to strike the demand for a jury trial.  That motion has also been fully briefed and is awaiting hearing.  This matter is currently pending and discovery continues.

As of June 30, 2011, there are no loss contingencies that are both probable and estimable and, therefore, no accrued liability has been recognized.

 Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	June 30,	December 31,
	2011	2010
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$249,057	$249,193
Commercial and commercial real estate	3,554	15,348
Residential	637	3,356
Letters of credit	1,982	1,929
Other commitments	606	76
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	3,000	9,355
Derivative mortgage loan commitments	1,145	—
Forward interest rate swaps	43,000	30,000

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

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Because the interest rate on these debentures converted from fixed interest rate to variable rate on June 30, 2011, the Company swapped the variable cost for a fixed cost.   The terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	June 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements at June 30, 2011 was a liability of $2.8 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market.  Commitments totaled $3.0 and $9.4 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the commitment to sell loans was marked to market and reflected a net loss of $2,000.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At June 30, 2011 and December 31, 2010, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the balance sheet impact was not material.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the six months ended June 30, 2011 and 2010:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$10,552		$(3,687)	$6,865
Unrealized losses on securities available for sale:
Change in fair value of securities arising during the period	6,306		(2,207)	4,099
Net security losses realized during the period	(179	)(a)	63	(116)
Postretirement plans:
Net actuarial loss	16		(6)	10
Net prior service amortization	10		(4)	6
Net change in fair value of cash flow hedges	(3,355)		1,174	(2,181)
Balance, June 30, 2010	$13,350		$(4,667)	$8,683

Balance, December 31, 2010	$6,660		$(2,331)	$4,329
Unrealized gains on securities available for sale:
Change in fair value of securities arising during the period	5,481		(1,918)	3,563
Net security losses realized during the period	(7	)(a)	2	(5)
Postretirement plans:
Net actuarial loss	34		(11)	23
Net prior service cost amortization	8		(3)	5
Net change in fair value of cash flow hedges	(1,665)		583	(1,082)
Balance, June 30, 2011	$10,511		$(3,678)	$6,833

(a)	Net security losses include before-tax OTTI credit related losses of $27,000 and $179,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued Accounting Standards Update (“ASU’) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

Troubled Debt Restructuring
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The Company has not yet evaluated whether the clarifications provided in ASU No. 2011-02 will change the amount of loan modifications or restructurings classified as TDR.

Transfer and Servicing
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

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs. This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting.  However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of the clarifications provided in ASU No. 2011-04 on the Company’s consolidated financial statements.

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income. This ASU will require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than matters of presentation, the Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure as required by GAAP.

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

CRITICAL ACCOUNTING POLICIES

In preparing the Company’s Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans, and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and results of regulatory examinations. While management’s evaluation of the ALL as of June 30, 2011 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with Camden National Bank’s Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as Camden National Bank’s Board of Directors, on a quarterly basis.

The adequacy of the reserve for unfunded commitments is determined similarly to the ALL, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is accomplished by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the historical utilization rates could change in the future.

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

Effectiveness of Hedging Derivatives.   The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Company in the management of its interest rate risk position. The Company’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. When interest rates fluctuate, hedged assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.  The Company utilizes a third-party service to evaluate the effectiveness of its cash flow hedges on a quarterly basis.  The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the Consolidated Statement of Condition.  The ineffective portions of cash flow hedging transactions are included in “other income” in the Consolidated Statement of Income if material.

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

RESULTS OF OPERATIONS

Executive Overview

For the six months ended June 30, 2011:

Net income of $13.4 million increased $2.5 million, compared to the six-month period ended June 30, 2010.  Net income per diluted share increased to $1.75, compared to $1.42 per diluted share earned during the first six months of 2010. The following were major factors contributing to the results of the first six months of 2011 compared to the same period of 2010:

•	Net interest income on a fully-taxable equivalent basis increased 4% to $38.8 million due to an increase in average earning assets of $90.5 million.

•	The provision for loan losses of $2.1 million decreased $1.9 million compared to the same period of 2010 due primarily to asset quality stabilization.

•	Net charge-offs totaled $1.4 million, or an annualized rate of 0.18% of average loans, compared to $1.9 million, or 0.25% of average loans, for the same period of 2010.

•
Non-interest income increased to $10.1 million, a 13% increase from the first six months of 2010, primarily due to an increase of $536,000 in our expanded loan servicing business, which services 9,000 MaineHousing loans.

•	Non-interest expense of $26.6 million increased $778,000, or 3%, compared to the first six months of 2010.

For the three months ended June 30, 2011:

Net income of $7.1 million increased $1.5 million compared to the three-month period ended June 30, 2010.  Net income per diluted share increased to $0.92, compared to $0.73 per diluted share earned during the same three months of 2010. The following were major factors contributing to the results of the second quarter of 2011 compared to the same period of 2010:

•	Net interest income on a fully-taxable equivalent basis increased 5% to $19.9 million compared to the same period of 2010.

•	The provision for loan losses of $1.0 million decreased $1.0 million compared to the same period of 2010 as credit trends continue to show signs of stabilization.

•	Non-interest income of $5.0 million increased $581,000, or 13%, compared to the same period of 2010.

•	Non-interest expense of $13.3 million increased $415,000, or 3%, compared to the second quarter of 2010.

Financial condition at June 30, 2011 compared to December 31, 2010:

•	Total loans increased $26.7 million to $1.6 billion primarily due to strong growth in the commercial portfolio.

•	Investment securities increased $5.7 million to $617.3 million.

•	Deposits increased $29.7 million to $1.5 billion due to strong growth in core deposits of 6%, partially offset by a decline in retail certificates of deposit.

•	Shareholders’ equity increased 6% due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 80% of total revenues, is affected by, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $38.8 million on a fully-taxable equivalent basis for the six months ended June 30, 2011, compared to $37.3 million for the first six months of 2010.   The increase of $1.4 million, or 4%, in net interest income is primarily due to the collection of $600,000 in loan related fees due to loan prepayments and loans returning to accrual status. Total average interest-earning assets increased $90.5 million for the six months ended June 30, 2011 compared to the same period in 2010.  The yield on earning assets for the first six months of 2011 decreased 41 basis points compared to the same period in 2010, reflecting the impact of the low interest rate environment on both investment and loan yields as these earning assets were booked or repriced.  Balance sheet growth was funded by growth in average core deposits (demand deposits, interest checking, savings and money market accounts) of $95.0 million, or 11%.  Average balances on certificates of deposit declined $85.5 million as the Company utilized lower cost wholesale funding sources. Total cost of funds decreased 40 basis points due to the change in funding mix.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$576,887	$9,873	3.42%	$485,636	$10,375	4.27%
Securities – nontaxable (1)	46,862	1,380	5.89%	55,322	1,651	5.97%
Trading account assets	2,260	9	0.82%	1,809	10	1.06%
Loans (1)(2) :
Residential real estate	595,625	15,356	5.16%	625,515	16,873	5.39%
Commercial real estate	465,478	12,955	5.54%	438,198	12,511	5.68%
Commercial	177,412	4,633	5.19%	177,608	4,851	5.43%
Municipal	19,202	458	4.81%	15,265	425	5.62%
Consumer	281,229	6,484	4.65%	275,102	6,529	4.79%
Total loans	1,538,946	39,886	5.18%	1,531,688	41,189	5.37%
Total interest-earning assets	2,164,955	51,148	4.72%	2,074,455	53,225	5.13%
Cash and due from banks	25,580			35,234
Other assets	157,123			163,488
Less: allowance for loan losses	(22,735)			(21,601)
Total assets	$2,324,923			$2,251,576
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$240,827	277	0.23%	$244,577	486	0.40%
Savings accounts	167,590	206	0.25%	151,453	244	0.33%
Money market accounts	324,516	1,187	0.74%	282,143	1,168	0.83%
Certificates of deposit	451,345	3,345	1.49%	536,838	5,378	2.02%
Total retail deposits	1,184,278	5,015	0.85%	1,215,011	7,276	1.21%
Brokered deposits	119,043	963	1.63%	92,257	802	1.75%
Junior subordinated debentures	43,641	1,351	6.24%	43,541	1,396	6.47%
Borrowings	516,427	5,054	1.97%	493,170	6,404	2.62%
Total wholesale funding	679,111	7,368	2.19%	628,968	8,602	2.76%
Total interest-bearing liabilities	1,863,389	12,383	1.34%	1,843,979	15,878	1.74%
Demand deposits	229,743			189,542
Other liabilities	21,829			22,736
Shareholders’ equity	209,962			195,323
Total liabilities and shareholders’ equity	$2,324,923			$2,251,576
Net interest income (fully-taxable equivalent)		38,765			37,347
Less: fully-taxable equivalent adjustment		(643)			(727)
Net interest income		$38,122			$36,620
Net interest rate spread (fully-taxable equivalent)			3.38%			3.39%
Net interest margin (fully-taxable equivalent)			3.57%			3.59%

(1)      Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2)      Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the six months ended June 30, 2011 totaled $2.1 million, compared with $3.9 million for the same period in 2010.  Refer to the caption “Asset Quality” located below for additional discussion on the allowance for loan losses.

Non-Interest Income

Non-interest income represents 21% and 20% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the six months ended June 30, 2011 and 2010, respectively.  Non-interest income of $10.1 million for the six month period ended June 30, 2011 increased by $1.1 million, or 13%, compared to $9.0 million for the six month period ended June 30, 2010.  The following table presents the components of non-interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from fiduciary services	$1,439	$1,512	$2,986	$3,079
Service charges on deposit accounts	1,352	1,285	2,583	2,565
Other service charges and fees	943	872	1,813	1,562
Bank-owned life insurance	335	347	874	718
Brokerage and insurance commissions	385	352	743	646
Mortgage banking income	52	83	132	172
Net securities losses	53	—	20	—
Other income	474	105	1,000	434
Non-interest income before other-than-temporary impairment of securities	5,033	4,556	10,151	9,176
Other-than-temporary impairment of securities	(27)	(131)	(27)	(179)
Total non-interest income	$5,006	$4,425	$10,124	$8,997

The significant changes for the six months ended June 30, 2011 compared to 2010 include:

•	Increase in other income of $536,000 associated with the expanded loan servicing business.

•	Increase in other service charges and fees of $251,000, or 16%, primarily due to increased transaction volume of debit card transactions.

•	Decrease in other-than-temporary impairment write-downs of $152,000.

Non-interest income for the three month periods ended June 30, 2011, and June 30, 2010 totaled $5.0 million and $4.4 million, respectively.  The significant changes between these periods include:

•	Increase in other income of $267,000 associated with the expanded loan servicing business.

•	Increase in other service charges and fees of $71,000, or 8%, resulting from increased debit card income associated with increased transaction volume.

•	Increase in the market value of trading account assets associated with the increase in management and director deferred compensation of $123,000 included in other income.

•	Decrease in other-than-temporary impairment write-downs of $104,000.

Non-Interest Expenses

Non-interest expenses increased $778,000, or 3%, for the six months ended June 30, 2011 compared to the same period in 2010.  The efficiency ratio (non-interest expense divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses) improved to 54.31% for the six month period ended June 30, 2011, from 55.41% for the six month period ended June 30, 2010 and equaled 53.39% and 54.76% for the second quarters of 2011 and 2010, respectively.  The following table presents the components of non-interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$7,114	$6,298	$13,965	$12,523
Furniture, equipment and data processing	1,169	1,116	2,369	2,246
Net occupancy	956	897	2,016	1,931
OREO and collection costs	415	1,158	906	2,132
Regulatory assessments	402	602	1,105	1,317
Consulting and professional fees	868	550	1,542	1,338
Amortization of intangible assets	145	144	289	288
Other expenses	2,203	2,092	4,365	4,004
Total non-interest expenses	$13,272	$12,857	$26,557	$25,779

The significant changes in non-interest expense for the six months ended June 30, 2011 compared to the same period in 2010 include:

•
Increase in salaries and employee benefits of $1.4 million, or 12%, primarily related to increases in employees’ incentive compensation of $827,000 based on the Company’s year-to-date 2011 financial performance compared to performance goals designated by the Board of Directors.  The 2010 employee incentive plans were reduced by 50% in response to last year’s weak economic conditions and market uncertainties.

•	Decrease in costs associated with foreclosure and collection costs and expenses on OREO of $1.2 million, or 58%, due to a $944,000 decrease in OREO write-downs.

•	Increase in debit card processing expenses of $226,000 included in other expenses.

•	Decrease in regulatory assessments of $212,000, or 16%, related to a decrease in the Federal Deposit Insurance Corporation deposit assessment fee.

•
Increase in consulting and professional fees of $204,000, or 15%, primarily related to the engagement of an outside consultant to facilitate an in-depth review of our processes in order to streamline our business and build capacity for the long-term.

Non-interest expense increased $415,000, or 3%, for the three months ended June 30, 2011 compared to the same period in 2010. The significant changes between these periods include:

•
Increase in salaries and employee benefits of $816,000, or 13%, primarily due to an increase in employees’ incentive compensation of $425,000, which reflects the Company’s strong financial performance during the three months ended June 30, 2011.

•	Decrease in OREO and collection cost of $743,000, or 64%, related to a decrease in OREO write-downs of $772,000.

•	Increase in consulting and professional fees of $318,000, or 58%, primarily related to the engagement of an outside consultant as discussed above.

•	Decrease in regulatory assessments of $200,000, or 33%, related to the decrease in the Federal Deposit Insurance Corporation deposit assessment fee.

FINANCIAL CONDITION

Overview
Total assets of $2.3 billion at June 30, 2011 increased $25.0 million compared to December 31, 2010.  Total loans grew to $1.6 billion at June 30, 2011, an increase of $26.7 million, or 2%, for the first six months of 2011. Our loan growth was centered in the commercial loan portfolio, which increased $33.8 million, or 19%, since year end.  Residential real estate loans declined by $6.2 million, or 1%, due to the sale of thirty-year fixed rate mortgages.

Total deposits of $1.5 billion at June 30, 2011 increased $29.7 million compared to December 31, 2010. Since year end, core deposits grew $61.4 million, or 6%, while retail certificates of deposit declined $36.6 million, or 8%. Total shareholders’ equity increased $12.2 million, which was primarily a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first six months of 2011, average assets of $2.3 billion increased $73.3 million, compared to the same period in 2010.  This increase was primarily the result of an increase in average investments of $82.8 million and average loans of $7.3 million. Average interest bearing liabilities increased $19.4 million for the six months ended June 30, 2011 compared to the same period of 2010, primarily due to an increase in average core deposits (interest checking, savings and money market accounts) of $54.8 million and average wholesale funding (including brokered deposits) of $50.1 million, partially offset by a decline in average retail certificates of deposit of $85.5 million.  Average shareholders’ equity increased $14.6 million, which was primarily the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Investment Securities
Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs.  Total investment security balances at June 30, 2011 of $617.3 million increased $5.7 million, or 1%, from December 31, 2010.  At December 31, 2010, we held investment securities in both the available-for-sale and held-to-maturity categories. During the first quarter of 2011, $36.1 million of municipal bonds that had been previously classified as held-to-maturity at purchase were moved to the available for sale category.  This change reflects management’s decision during the first quarter of 2011 to more actively manage these investments in changing economic environments.

Unrealized gains or losses on securities classified as available-for-sale are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At June 30, 2011, we had $9.8 million of unrealized gains on securities available-for-sale, net of deferred taxes, compared to $6.2 million of unrealized gains, net of deferred taxes, at December 31, 2010.

At June 30, 2011, $10.6 million of our private issue collateralized mortgage obligations (“CMOs”) had been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market.  Stress tests are performed regularly on the higher risk bonds in the portfolio using current statistical data to determine expected cash flows and forecast potential losses. The stress tests at June 30, 2011, indicated potential future credit losses in the base case scenario on two private issue CMOs.  Based on these results, the Company recorded a $27,000 OTTI write-down during the second quarter of 2011.

At June 30, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other than temporarily impaired.

Federal Home Loan Bank Stock
We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLB advances. As of June 30, 2011, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB.

In early 2009, the FHLBB advised its members that it was focused on preserving capital in response to ongoing market volatility. Accordingly, payments of quarterly dividends were suspended for 2009 and 2010 and the FHLBB placed a moratorium on excess stock repurchases from its members. The FHLBB commenced quarterly dividends in 2011 at a current annual yield of approximately the daily average of the three-month LIBOR yield.

Loans
At June 30, 2011, loans of $1.6 billion (including loans held for sale) increased $23.0 million from December 31, 2010 primarily due to an increase in commercial loans of $33.8 million offset by declines in the residential real estate portfolio of $6.2 million, primarily due to the sale of $9.4 million in thirty-year fixed-rate mortgages.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2011	2010
Non-accrual loans
Residential real estate	$8,581	$7,225
Commercial real estate	7,661	6,072
Commercial	3,809	4,421
Consumer	1,464	1,721
Total non-accrual loans	21,515	19,439
Accruing loans past due 90 days	—	711
Renegotiated loans not included above	3,447	2,295
Total non-performing loans	24,962	22,445
Other real estate owned	1,816	2,387
Total non-performing assets	$26,778	$24,832

Non-performing loans to total loans	1.61%	1.47%
Allowance for credit losses to non-performing loans	92.22%	99.44%
Non-performing assets to total assets	1.15%	1.08%
Allowance for credit losses to non-performing assets	85.97%	89.88%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due.  Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2011, potential problem loans amounted to approximately $1.0 million, or 0.07% of total loans, compared to $1.8 million, or 0.12% of total loans, at December 31, 2010.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2011	2010
Loans 30-89 days past due:
Residential real estate loans	$500	$2,493
Commercial real estate	1,668	1,439
Commercial loans	771	928
Consumer loans	344	926
Total loans 30-89 days past due	$3,283	$5,786

Loans 30-89 days past due to total loans	0.21%	0.38%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first six months of 2011, there were no significant changes to the allowance assessment methodology; however, we aggregated certain categories of loans with similar characteristics to more closely reflect the process by which management collectively evaluates loans for impairment.

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Six Months Ended June 30,
(Dollars in Thousands)	2011	2010
Allowance at the beginning of the period	$22,293	$20,246
Provision for loan losses	2,083	3,950
Charge-offs:
Residential real estate loans	797	579
Commercial real estate	325	752
Commercial loans	755	684
Consumer loans	140	395
Total loan charge-offs	2,017	2,410

Recoveries:
Residential real estate loans	113	160
Commercial real estate loans	183	29
Commercial loans	156	152
Consumer loans	178	139
Total loan recoveries	630	480
Net charge-offs	(1,387)	(1,930)
Allowance at the end of the period	$22,989	$22,266

Components of allowance for credit losses:
Allowance for loan losses	$22,989	$22,266
Liability for unfunded credit commitments	31	47
Balance of allowance for credit losses at end of the period	$23,020	$22,313
Average loans outstanding	$1,538,946	$1,531,688

Net charge-offs (annualized) to average loans outstanding	0.18%	0.25%
Provision for credit losses (annualized) to average loans outstanding	0.27%	0.52%
Allowance for credit losses to total loans	1.48%	1.45%
Allowance for credit losses to net charge-offs (annualized)	830.39%	578.13%
Allowance for credit losses to non-performing loans	92.22%	101.52%
Allowance for credit losses to non-performing assets	85.97%	86.00%

During the first six months of 2011, the Company provided $2.1 million of expense to the ALL compared to $4.0 million for the same period of 2010. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. Non-performing assets as a percentage of total assets increased slightly to 1.15% at June 30, 2011 compared to 1.13% and 1.08% at June 30, 2010 and December 31, 2010, respectively. Our local economy continues to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $23.0 million, or 1.48% of total loans outstanding and 92.22% of total non-performing loans at June 30, 2011, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, the provision will likely be increased.  The ALL was 1.44% of total loans outstanding and 101.52% of total non-performing loans at June 30, 2010, and 1.46% of total loans outstanding and 99.44% of total non-performing loans at December 31, 2010.

Liabilities and Shareholders’ Equity
Total liabilities increased $12.8 million, or 1%, since December 31, 2010, to $2.1 billion at June 30, 2011.  Total deposits including brokered deposits increased $29.7 million since December 31, 2010, resulting from increases in interest checking, savings and money market balances of $52.6 million, demand deposits of $8.9 million, and brokered deposits of $4.9 million, partially offset by a decline in retail certificates of deposit of $85.5 million. Borrowings decreased $18.1 million, which was comprised primarily of a $57.2 million decrease in advances from the FHLB, offset by an increase in other borrowings of $39.0 million, comprised mainly of increased short-term borrowings.

Total shareholders’ equity increased $12.2 million, or 6%, since December 31, 2010, which was primarily a result of current year earnings of $13.4 million, and an increase in other comprehensive income of $2.5 million, offset by dividends declared to shareholders of $3.8 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	As of or For	As of or For
	the Six Months Ended	the Year Ended
	June 30, 2011	December 31, 2010
Return on average equity	12.88%	12.42%
Average equity to average assets	9.03%	8.77%
Dividend payout ratio	28.64%	30.95%
Dividends declared per share	$0.50	$1.00
Book value per share	28.43	26.90

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2011 and 2010, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2011, average deposits (including brokered deposits) of $1.5 billion increased $36.3 million compared to the same period of 2010. Comparing average deposits for the first six months of 2011 to the same period of 2010, we experienced a decline in average retail certificates of deposit balances of $85.5 million and interest checking of $3.8 million, while average demand deposits and savings balances increased $40.2 million and $16.1 million, respectively.  Average brokered deposits increased $26.8 million.  Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. The balance in the Acadia Trust, N.A. client accounts, which was $105.2 million on June 30, 2011, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The shift from retail certificates of deposit to other core deposit categories reflects customers continuing shift to more liquid deposit instruments given the current low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize treasury tax and loan accounts. Average borrowings and long-term debt for the first six months of 2011 was $560.1 million, an increase of $23.4 million from the first six months of 2010. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $689.1 million and $734.8 million at June 30, 2011 and 2010, respectively. The carrying value of securities pledged as collateral at the FHLB was $10.0 million and $20.0 million at June 30, 2011 and 2010, respectively. Through our bank subsidiary, we have an available line of credit with the FHLBB of $9.9 million at June 30, 2011 and 2010. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2011.  Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 22, 2011.  We had no outstanding balance on this line of credit at June 30, 2011.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, commercial reverse repurchase transaction market and the Federal Reserve Bank discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the regulations). Our risk-based ratios, and those of our bank subsidiary, exceeded regulatory guidelines at June 30, 2011 and December 31, 2010. The Company’s Tier 1 capital to risk weighted assets was 14.19% and 13.80% at June 30, 2011 and December 31, 2010, respectively, and total capital to risk weighted assets was 15.45% and 15.05% at June 30, 2011 and December 31, 2010, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 9.13% and 8.77% at June 30, 2011 and December 31, 2010, respectively.

Although the junior subordinated debentures are recorded as a liability on our Statement of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2011, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $218.2 million and $206.0 million at June 30, 2011 and December 31, 2010, respectively, which amounted to 9.4% and 8.9% of total assets at June 30, 2011and December 31, 2010, respectively.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $3.8 million for each of the six month periods ended June 30, 2011 and 2010. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s respective Board of Directors from legally available funds.  Camden National Bank (the “Bank”) declared dividends in the aggregate amount of $6.0 million for both the first six months of 2011 and 2010. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2011, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousand)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,982	$1,982	$—	$—	$—
Commercial Commitment Letters	3,554	3,554	—	—	—
Residential Loan Origination	637	637	—	—	—
Home Equity Line of Credit Commitments	249,057	78,657	2,682	1,111	166,607
Other Commitments to Extend Credit	606	606	—	—	—
Total	$255,836	$85,436	$2,682	$1,111	$166,607

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2011, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,549	$705	$657	$360	$827
Capital Leases	1,900	129	258	259	1,254	(a)
Federal Funds – Overnight	50,000	50,000	—	—	—
FHLBB Borrowings – Overnight	13,775	13,775	—	—	—
FHLBB Borrowings – Advances	157,044	60,075	30,689	46,280	20,000
Commercial Repurchase Agreements	106,299	5,000	96,000	—	5,299
Other Borrowed Funds	169,369	169,369	—	—	—
Junior Subordinated Debentures	43,666	—	—	—	43,666
Note Payable	522	341	171	10	—
Other Contractual Obligations	162	162	—	—	—
Total	$545,286	$299,556	$127,775	$46,909	$71,046

(a)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $34,000.

Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings that are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2011, the Company had five forward interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and June 30, 2031, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the CNB Board of Directors that are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations. In the down 100 bp scenario, Fed Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first six months of 2011 and 2010, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	June 30, 2011	June 30, 2010
Year 1
+400 bp	(2.04)%	(0.60)%
+200 bp	(2.00)%	(0.60)%
-100 bp	(0.22)%	(0.50)%
Year 2
+400 bp	(2.63)%	(1.60)%
+200 bp	(1.53)%	0.10%
-100 bp	(4.52)%	(5.60)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2011 were the increases in the investment and loan balances, supported by increases in retail repurchase agreements, federal funds purchased, and short-term brokered deposits.  If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the investment and loan cashflows materialize and are replaced into today’s lower rate environment with insufficient offsets from funding cost reductions.  In a falling interest rate environment, net interest income is expected to initially trend in line with the base case scenarios through the middle of the first year as funding cost reductions are matched with asset yield decreases.  Beyond this point, net interest income levels decline as mortgage related cashflows accelerate and are replaced into the lower rate environment while funding cost reductions slow.  Net interest income trends downward and below the current base case scenario over year one in a rising rate environment as increases to funding costs materialize more quickly than asset yields reprice.  Once market rate movements cease, and funding rollovers settle into higher costs, net interest income begins to recover as asset yields continue to replace into the higher rate environment.  If the yield curve were to flatten as rates rise, near-term exposure would be greater as funding costs closely correlate with movements in the short-end of the yield curve, while asset yields are more aligned with the intermediate sectors of the curve.  Long term, rising rate scenarios are the best case net interest income for the Company.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2011, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures. Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information presented in Note 9 “Commitments and Contingencies” to the Consolidated Financial Statements in Part 1, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended June 30, 2011 regarding shares of common stock of the Company that were repurchased under the 2003 Stock Option and Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan
Purchases of Equity Securities (1)
4/1/2011 to 4/30/2011	100	$36.87	100
5/1/2011 to 5/31/2011	—	—	—
6/1/2011 to 6/30/2011	—	—	—
Total Purchases of Equity Securities	100	$36.87	100

(1)
Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 (a)  Exhibits

(23.1) Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 8, 2011
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	August 8, 2011
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002