Form 10-Q
period 2011-09-30
CAMDEN NATIONAL CORP
filed 2011-11-04
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Outstanding at November 1, 2011:  Common stock (no par value) 7,691,508 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition September 30, 2011 and December 31, 2010	4

	Consolidated Statements of Income Three and Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements Nine Months Ended September 30, 2011 and 2010	8-25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26-39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40-41

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	[REMOVED AND RESERVED]	42

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	43

SIGNATURES		44

EXHIBIT INDEX		45

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2011, and for the three-month and nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine
November 4, 2011

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2011	2010
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$89,266	$31,009
Securities
Securities available-for-sale, at fair value	591,955	553,579
Securities held-to-maturity, at amortized cost (fair value $38,037 at December 31, 2010)	—	36,102
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,962
Total securities	613,917	611,643
Trading account assets	2,162	2,304
Loans held for sale	762	5,528
Loans	1,512,312	1,524,752
Less allowance for loan losses	(23,011)	(22,293)
Net loans	1,489,301	1,502,459
Goodwill and other intangible assets	45,389	45,821
Bank-owned life insurance	44,019	43,155
Premises and equipment, net	23,970	25,044
Deferred tax asset	11,341	12,281
Interest receivable	6,519	6,875
Prepaid FDIC assessment	5,088	6,155
Other real estate owned	1,759	2,387
Other assets	13,223	11,346
Total assets	$2,346,716	$2,306,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$278,900	$229,547
Interest checking, savings and money market	823,349	721,905
Retail certificates of deposit	417,456	464,662
Brokered deposits	121,552	99,697
Total deposits	1,641,257	1,515,811
Federal Home Loan Bank advances	126,953	214,236
Other borrowed funds	279,033	302,069
Junior subordinated debentures	43,691	43,614
Accrued interest and other liabilities	33,843	24,282
Total liabilities	2,124,777	2,100,012

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,678,143 and 7,658,496 shares on September 30, 2011 and December 31, 2010, respectively	51,375	50,936
Retained earnings	165,300	150,730
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available-for-sale, net of tax	13,485	6,229
Net unrealized losses on derivative instruments, at fair value, net of tax	(7,072)	(709)
Net unrecognized losses on postretirement plans, net of tax	(1,149)	(1,191)
Total accumulated other comprehensive income	5,264	4,329
Total shareholders’ equity	221,939	205,995
Total liabilities and shareholders’ equity	$2,346,716	$2,306,007

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and per Share Data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$19,515	$20,685	$59,241	$61,725
Interest on U.S. government and sponsored enterprise obligations	4,439	5,037	14,241	15,366
Interest on state and political subdivision obligations	387	528	1,284	1,601
Interest on federal funds sold and other investments	45	28	125	84
Total interest income	24,386	26,278	74,891	78,776
Interest Expense
Interest on deposits	2,842	3,734	8,820	11,812
Interest on borrowings	2,265	2,953	7,913	9,357
Interest on junior subordinated debentures	632	712	1,983	2,108
Total interest expense	5,739	7,399	18,122	23,277
Net interest income	18,647	18,879	56,769	55,499
Provision for credit losses	1,182	1,291	3,271	5,237
Net interest income after provision for credit losses	17,465	17,588	53,498	50,262
Non-Interest Income
Income from fiduciary services	1,517	1,618	4,503	4,697
Service charges on deposit accounts	1,296	1,151	3,879	3,716
Other service charges and fees	878	945	2,691	2,507
Bank-owned life insurance	910	401	1,784	1,119
Brokerage and insurance commissions	307	419	1,050	1,065
Mortgage banking income	368	160	500	332
Net gain (loss) on sale of securities	177	(188)	197	(188)
Other income	433	2,331	1,433	2,765
Total non-interest income before other-than-temporary impairment of securities	5,886	6,837	16,037	16,013
Other-than-temporary impairment of securities	(61)	(38)	(88)	(217)
Total non-interest income	5,825	6,799	15,949	15,796
Non-Interest Expenses
Salaries and employee benefits	7,437	6,949	21,402	19,472
Furniture, equipment and data processing	1,149	1,150	3,518	3,396
Net occupancy	944	899	2,960	2,830
Consulting and professional fees	601	591	2,143	1,929
Regulatory assessments	410	832	1,515	2,149
Other real estate owned and collection costs	517	636	1,423	2,768
Amortization of intangible assets	144	144	433	432
Other expenses	2,105	2,258	6,470	6,262
Total non-interest expenses	13,307	13,459	39,864	39,238
Income before income taxes	9,983	10,928	29,583	26,820
Income Taxes	3,054	3,487	9,245	8,480
Net Income	$6,929	$7,441	$20,338	$18,340

Per Share Data
Basic earnings per share	$0.90	$0.97	$2.65	$2.40
Diluted earnings per share	$0.90	$0.97	$2.65	$2.39
Weighted average number of common shares outstanding	7,677,972	7,657,098	7,671,911	7,655,097
Diluted weighted average number of common shares outstanding	7,683,570	7,663,051	7,680,401	7,660,919

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock			Accumulated Other	Total
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity

Balance at December 31, 2009	7,644,837	$50,062	$133,634	$6,865	$190,561
Net income	—	—	18,340	—	18,340
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	3,734	3,734
Change in fair value of cash flow hedges	—	—	—	(3,375)	(3,375)
Change in net unrecognized losses on postretirement plans	—	—	—	24	24
Total comprehensive income	—	—	18,340	383	18,723
Stock-based compensation expense	—	623	—	—	623
Exercise of stock options and issuance of restricted stock	10,940	78	—	—	78
Common stock repurchased	(1,385)	—	(44)	—	(44)
Cash dividends declared ($0.75 per share)	—	—	(5,751)	—	(5,751)
Balance at September 30, 2010	7,654,392	$50,763	$146,179	$7,248	$204,190

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	20,338	—	20,338
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	7,256	7,256
Change in fair value of cash flow hedges	—	—	—	(6,363)	(6,363)
Change in net unrecognized losses on postretirement plans	—	—	—	42	42
Total comprehensive income	—	—	20,338	935	21,273
Stock-based compensation expense	—	593	—	—	593
Exercise of stock options and issuance of restricted stock	27,782	118	—	—	118
Common stock repurchased	(8,135)	(272)	—	—	(272)
Cash dividends declared ($0.75 per share)	—	—	(5,768)	—	(5,768)
Balance at September 30, 2011	7,678,143	$51,375	$165,300	$5,264	$221,939

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In Thousands)	2011	2010
Operating Activities
Net income	$20,338	$18,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,271	5,237
Depreciation and amortization	2,618	2,560
Stock-based compensation expense	593	623
Decrease (increase) in interest receivable	356	(101)
Amortization of intangible assets	433	432
Net decrease (increase) in trading assets	142	(448)
Net (gain) loss on sale of securities	(197)	188
Other-than-temporary impairment of securities	88	217
Increase in other real estate owned valuation allowance	188	21
Originations of mortgage loans held for sale	(11,848)	(4,690)
Proceeds from the sale of mortgage loans	16,817	2,234
Gain on sale of mortgage loans	(203)	(83)
Decrease in prepaid FDIC assessment	1,067	1,511
Increase in other assets	(5,660)	(4,391)
Increase (decrease) in other liabilities	3,238	(825)
Net cash provided by operating activities	31,241	20,825
Investing Activities
Proceeds from maturities of securities held-to-maturity	251	1,130
Proceeds from sales and maturities of securities available-for-sale	133,416	121,929
Purchase of securities available-for-sale	(125,358)	(178,245)
Net decrease (increase) in loans	7,231	(13,858)
Recoveries on previously charged-off loans	865	653
Proceeds from the sale of other real estate owned	1,638	4,169
Proceeds from bank-owned life insurance	370	—
Purchase of premises and equipment	(722)	(1,736)
Net cash provided (used) by investing activities	17,691	(65,958)
Financing Activities
Net increase in deposits	125,449	86,432
Proceeds from Federal Home Loan Bank long-term advances	190,000	20,177
Repayments on Federal Home Loan Bank long-term advances	(277,265)	(65,489)
Net change in short-term Federal Home Loan Bank borrowings	(37,275)	(24,335)
Net increase in other borrowed funds	14,335	37,670
Common stock repurchase	(272)	(44)
Proceeds from exercise of stock options	118	78
Cash dividends paid on common stock	(5,765)	(5,746)
Net cash provided by financing activities	9,325	48,743
Net increase in cash and cash equivalents	58,257	3,610
Cash and cash equivalents at beginning of year	31,009	29,772
Cash and cash equivalents at end of period	$89,266	$33,382
Supplemental information
Interest paid	$18,433	$23,777
Income taxes paid	8,340	9,860
Transfer from loans to other real estate owned	1,198	1,341

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2011 and December 31, 2010, the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three month and nine month periods ended September 30, 2011, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s December 31, 2010 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income, as reported	$6,929	$7,441	$20,338	$18,340
Weighted-average common shares outstanding – basic	7,677,972	7,657,098	7,671,911	7,655,097
Dilutive effect of stock-based compensation	5,598	5,953	8,490	5,822
Weighted-average common and potential common shares – diluted	7,683,570	7,663,051	7,680,401	7,660,919
Basic earnings per share – common stock	$0.90	$0.97	$2.65	$2.40
Basic earnings per share – unvested share-based payment awards	0.87	0.97	2.51	2.40
Diluted earnings per share – common stock	0.90	0.97	2.65	2.39
Diluted earnings per share – unvested share-based payment awards	0.90	0.97	2.65	2.39

For the three month and nine month periods ended September 30, 2011, options to purchase 108,200 and 102,400 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, because the exercise prices of the options were greater than the average market price of the common stock for the respective periods.  For both the three month and nine month periods ended September 30, 2010, options to purchase 92,050 and 87,750 shares of common stock, respectively, were not considered in the computation of potential common shares for purposes of diluted EPS, because the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale and held-to-maturity, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Available-for-sale
Obligations of U.S. government sponsored enterprises	$59,908	$510	$(28)	$60,390
Obligations of states and political subdivisions	39,234	3,004	—	42,238
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	454,125	19,907	(90)	473,942
Private issue collateralized mortgage obligations	12,942	—	(1,799)	11,143
Total debt securities	566,209	23,421	(1,917)	587,713
Equity securities	5,000	—	(758)	4,242
Total securities available-for-sale	$571,209	$23,421	$(2,675)	$591,955
December 31, 2010
Available-for-sale
Obligations of U.S. government sponsored enterprises	$49,870	$237	$(750)	$49,357
Obligations of states and political subdivisions	13,777	443	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	451,909	15,986	(3,053)	464,842
Private issue collateralized mortgage obligations	23,441	—	(2,719)	20,722
Total debt securities	538,997	16,666	(6,522)	549,141
Equity securities	5,000	—	(562)	4,438
Total securities available-for-sale	$543,997	$16,666	$(7,084)	$553,579
Held-to-maturity
Obligations of states and political subdivisions	$36,102	$1,935	$—	$38,037
Total securities held-to-maturity	$36,102	$1,935	$—	$38,037

During the first quarter of 2011, $36.1 million of municipal bonds that had been previously classified as held-to-maturity at purchase were moved to the available-for-sale category and the associated unrealized gains and temporary unrealized losses on these securities are now being reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss.  This change reflects management’s decision during the first quarter of 2011 to more actively manage these investments in changing economic environments.

Unrealized gains on securities available-for-sale at September 30, 2011 and December 31, 2010 and included in accumulated other comprehensive income amounted to $13.5 million and $6.2 million, net of deferred taxes of $7.2 million and $3.4 million, respectively.

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

The following table shows the unrealized gross losses and estimated fair values of investment securities at September 30, 2011 and December 31, 2010, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. government sponsored enterprises	$19,968	$(28)	$—	$—	$19,968	$(28)
Mortgage-backed securities	20,289	(90)	74	—	20,363	(90)
Private issue collateralized mortgage obligations	—	—	11,142	(1,799)	11,142	(1,799)
Equity securities	—	—	4,243	(758)	4,243	(758)
Total	$40,257	$(118)	$15,459	$(2,557)	$55,716	$(2,675)
December 31, 2010
U.S. government sponsored enterprises	$29,145	$(750)	$—	$—	$29,145	$(750)
Mortgage-backed securities	96,604	(3,053)	85	—	96,689	(3,053)
Private issue collateralized mortgage obligations	2,160	(79)	18,562	(2,640)	20,722	(2,719)
Equity securities	—	—	4,438	(562)	4,438	(562)
Total	$127,909	$(3,882)	$23,085	$(3,202)	$150,994	$(7,084)

At September 30, 2011, $55.7 million of the Company’s investment securities had unrealized losses that are considered temporary. A portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $10.1 million that have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized loss for the CMOs is the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 20 securities with a fair value of $15.5 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The stress tests at September 30, 2011, indicated potential future credit losses in the most likely scenario on four private issue CMOs.  Based on these results, the Company recorded a $61,000 OTTI write-down during the third quarter of 2011.

At September 30, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which failed at auction during 2008. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Nine Months Ended September 30,
	2011	2010
Available-for-sale
Proceeds from sales of securities	$15,128	$4,210
Gross realized gains	270	—
Gross realized (losses)	(73)	(188)

During the first nine months of 2011, the Company sold sixteen municipal bonds that the Company was monitoring that either had below “A” ratings, split ratings, withdrawn ratings, or negative outlooks or were revenue bonds.  Due to increased pressures on state and local government revenues around the country as municipalities struggle with a weakened economy, management decided to sell these securities. The Company also sold three private issue CMOs in response to favorable market pricing, which reduced its CMO holdings by $7.8 million.  The Company had not recorded any OTTI on these securities.

Securities Pledged

At September 30, 2011 and 2010, securities with an amortized cost of $486.8 million and $378.2 million and estimated fair values of $508.6 million and $395.9 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, securities sold under agreements to repurchase and other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$758	$763
Due after one year through five years	66,151	67,376
Due after five years through ten years	99,902	105,028
Due after ten years	399,398	414,546
	$566,209	$587,713

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Residential real estate loans	$580,672	$596,655
Commercial real estate loans	458,348	464,037
Commercial loans	191,060	180,592
Home equity loans	270,468	270,627
Consumer loans	12,188	13,188
Deferred loan fees net of costs	(424)	(347)
Total loans	$1,512,312	$1,524,752

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.  During the first nine months of 2011, the Company sold $16.6 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net gain on the sale of loans of $203,000.  For the year ended December 31, 2010, the Company sold $20.1 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $106,000.

The allowance for loan losses (“ALL”) is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The Board of Directors monitors credit risk management through the Directors’ Loan Committee and the Risk Management Group. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. The Risk Management Group oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. The Company's practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.  For purposes of determining the ALL, the Company disaggregates its portfolio loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

The following is a summary of activity in the ALL for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$22,989	$22,266	$22,293	$20,246
Loan charge-offs	(1,400)	(1,395)	(3,417)	(3,805)
Recoveries on loans previously charged off	235	173	865	653
Net charge-offs	(1,165)	(1,222)	(2,552)	(3,152)
Provision for loan losses	1,187	1,292	3,270	5,242
Balance at end of period	$23,011	$22,336	$23,011	$22,336

The following table presents activity in the ALL by portfolio segment for the three months ended September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989
Loans charged off	(239)	(621)	(325)	(205)	(10)	—	(1,400)
Recoveries	1	124	83	25	2	—	235
Provision (reduction)	75	179	633	188	(12)	124	1,187
Ending balance	$5,946	$6,006	$4,864	$2,486	$433	$3,276	$23,011

The following table presents the activity in the ALL and select loan information by portfolio segment for the nine months ended September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,036)	(946)	(1,080)	(325)	(30)	—	(3,417)
Recoveries	114	307	239	195	10	—	865
Provision (reduction)	3,595	(1,553)	72	565	251	340	3,270
Ending balance	$5,946	$6,006	$4,864	$2,486	$433	$3,276	$23,011
Ending Balance: Individually evaluated for impairment	$2,669	$1,411	$831	$370	$91	$—	$5,372
Ending Balance: Collectively evaluated for impairment	$3,277	$4,595	$4,033	$2,116	$342	$3,276	$17,639

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,305	$9,596	$4,343	$1,343	$159	$—	$27,746
Ending Balance: Collectively evaluated for impairment	$567,943	$448,752	$186,717	$269,125	$12,029	$—	$1,484,566
Loans ending balance	$580,248	$458,348	$191,060	$270,468	$12,188	$—	$1,512,312

The following table presents activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$2,693	$6,930	$5,015	$1,773	$184	$3,651	$20,246
Loans charged off	(1,262)	(1,382)	(1,502)	(932)	(469)	—	(5,547)
Recoveries	225	232	553	123	136	—	1,269
Provision (reduction)	1,617	2,418	1,567	1,087	351	(715)	6,325
Ending balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Ending Balance: Individually evaluated for impairment	$840	$660	$631	$316	$25	$—	$2,472
Ending Balance: Collectively evaluated for impairment	$2,433	$7,538	$5,002	$1,735	$177	$2,936	$19,821

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$9,330	$6,182	$4,486	$1,711	$25	$—	$21,734
Ending Balance: Collectively evaluated for impairment	$586,978	$457,855	$176,106	$268,916	$13,163	$—	$1,503,018
Loans ending balance	$596,308	$464,037	$180,592	$270,627	$13,188	$—	$1,524,752

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

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment.  The indicators for commercial, commercial real estate and residential real estate loans are represented by Grades 1 through 10 from lowest to highest risk rating. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

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

Grade 2 – Loans with minimal risk. Includes loans to borrowers with a solid financial condition and good liquidity, significant cash flows and interest coverage and well-defined repayment strength. Loan to value and loan to cost parameters are conservative.

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

Grade 4 – Loans with less than average risk. Loans to borrowers with adequate repayment source or a recently demonstrated ability to service debt with acceptable margins. Working capital, debt to worth and coverage ratios may be on the lower end of industry standards, but are not considered unsatisfactory. There may be minor negative trends but collateral position is adequate. Loan to value and debt coverage ratios meet the criteria in the Company’s loan policy.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$563,468	$393,868	$162,316	$—	$—
Performing	—	—	—	269,125	12,029
Special Mention (Grade 7)	883	16,860	9,513	—	—
Substandard (Grade 8)	15,897	47,620	18,648	—	—
Non-performing	—	—	—	1,343	159
Doubtful (Grade 9)	—	—	583	—	—
Total	$580,248	$458,348	$191,060	$270,468	$12,188

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1-6)	$583,460	$390,488	$146,412	$—	$—
Performing	—	—	—	268,873	13,163
Special Mention (Grade 7)	—	22,692	11,089	—	—
Substandard (Grade 8)	12,848	50,852	23,091	—	—
Non-performing	—	—	—	1,754	25
Doubtful (Grade 9)	—	5	—	—	—
Total	$596,308	$464,037	$180,592	$270,627	$13,188

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans ("TDRs"), and loans past due over 90 days and accruing as of September 30, 2011:

	30-59 days Past Due	60-89 days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$505	$1,262	$7,333	$9,100	$571,148	$580,248	$—	$9,060
Commercial real estate	2,057	1,935	5,116	9,108	449,240	458,348	—	9,596
Commercial	1,482	193	2,406	4,081	186,979	191,060	—	4,278
Home equity	284	149	1,041	1,474	268,994	270,468	—	1,343
Consumer	126	8	159	293	11,895	12,188	—	159
Total	$4,454	$3,547	$16,055	$24,056	$1,488,256	$1,512,312	$—	$24,436

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans which include TDRs, and loans past due over 90 days and accruing as of December 31, 2010:

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

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $3.3 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.

Loans that were restructured on or after January 1, 2011 were reassessed during the third quarter of 2011 as a result of the adoption of the new accounting guidance for TDRs.  In its reassessment, the Company did not identify any modifications constituting TDRs under the new guidance that were not previously considered TDRs.  At September 30, 2011, the allowance related to TDRs was $124,000. The specific reserve component was determined by using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows from the borrower.  There were no commitments to lend additional funds to borrowers with loans classified as TDRs at September 30, 2011, and there were no TDR loans that subsequently defaulted during the first nine months of 2011.

The following is a summary of all TDR loans (accruing and non-accruing) by portfolio segment as of September 30, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled-Debt Restructurings
Residential real estate	18	$2,797	$3,437	$3,363
Commercial real estate	2	824	824	371
Commercial	2	163	163	103
Total	22	$3,784	$4,424	$3,837

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses. At September 30, 2011 and December 31, 2010, there were no impaired loans without a related recorded allowance.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of September 30, 2011:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$12,305	$12,905	$2,669	$11,567	$35	$11,395	$95
Commercial real estate	9,596	10,872	1,411	9,175	—	7,379	3
Commercial	4,343	4,640	831	3,890	2	4,020	2
Home equity	1,343	1,410	370	1,327	—	1,418	1
Consumer	159	319	91	135	—	95	—
Ending Balance	$27,746	$30,146	$5,372	$26,094	$37	$24,307	$101

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,330	$9,750	$840	$7,739	$30
Commercial real estate	6,182	7,198	660	6,334	4
Commercial	4,486	4,708	631	4,499	1
Home equity	1,711	2,049	316	1,118	1
Consumer	25	185	25	113	—
Ending Balance	$21,734	$23,890	$2,472	$19,803	$36

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. During the fourth quarter of 2010, the Company completed its annual impairment evaluation of goodwill and did not identify any impairment.  The changes in core deposit intangible and trust relationship intangible for the nine months ended September 30, 2011 are shown in the table below:

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$14,444	$(10,930)	$3,514
2011 amortization	—	(377)	(377)
Balance at September 30, 2011	$14,444	$(11,307)	$3,137

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$753	$(226)	$527
2011 amortization	—	(56)	(56)
Balance at September 30, 2011	$753	$(282)	$471

The following table reflects the expected amortization schedule for intangible assets at September 30, 2011:

	Trust Relationship	Core Deposit
	Intangible	Intangible
2011	$125	$19
2012	502	75
2013	502	75
2014	502	75
2015	502	75
Thereafter	1,004	152
Total unamortized intangible	$3,137	$471

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan
The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the three- and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net period benefit cost
Service cost	$58	$45	$174	$135
Interest cost	108	107	324	321
Recognized net actuarial loss	17	7	51	23
Recognized prior service cost	4	4	12	14
Net period benefit cost	$187	$163	$561	$493

Other Postretirement Benefit Plan
The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net period benefit cost
Service cost	$16	$18	$48	$52
Interest cost	38	35	114	107
Net period benefit cost	$54	$53	$162	$159

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On February 22, 2011, the Company granted 1,500 restricted stock awards to certain officers of the Company and/or its wholly-owned subsidiary Camden National Bank, under the 2003 Stock Option and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $33.60, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

On February 22, 2011, the Company awarded options to purchase 26,000 shares of common stock from the 2003 Stock Option and Incentive Plan to certain officers of the Company and/or Camden National Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on February 22, 2011 were 52%, 5 years, 2.98%, and 1.99%, respectively. The options have been determined to have a fair value of $12.41 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

On September 27, 2011, the Company awarded options to purchase 1,000 shares of common stock from the 2003 Stock Option and Incentive Plan to certain officers of the Company. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on September 27, 2011 were 53%, 5 years, 3.61%, and 1.02%, respectively. The options have been determined to have a fair value of $9.53 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

Under the Company’s Amended and Restated Long-Term Performance Share Plan, 18,902 shares vested during the first quarter of 2011 upon the achievement of certain revenue and expense goals under the 2008-2010 Long-Term Performance Share Plan metrics.  Under the Company’s Management Stock Purchase Plan, 5,541 shares were granted in lieu of the management employees’ annual incentive bonus during the first three months of 2011.  During the first quarter of 2011, the Company granted 2,135 deferred stock awards under the Company’s Defined Contribution Retirement Plan.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of September 30, 2011.

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

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at September 30, 2011
Assets:
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises	$—	$60,390	$—	$60,390
Obligations of states and political subdivisions	—	42,238	—	42,238
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	473,942	—	473,942
Private issue collateralized mortgage obligations	—	11,143	—	11,143
Equity securities	—	4,242	—	4,242
Trading account assets	2,162	—	—	2,162
Liabilities:
Interest rate swap agreements	—	10,880	—	10,880

Fair Value Measurements at December 31, 2010
Assets:
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises	$—	$49,357	$—	$49,357
Obligations of states and political subdivisions	—	14,220	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	464,842	—	464,842
Private issue collateralized mortgage obligations	—	20,722	—	20,722
Equity securities	—	4,438	—	4,438
Trading account assets	2,304	—	—	2,304
Liabilities:
Interest rate swap agreements	—	1,091	—	1,091

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at September 30, 2011
Assets:
Impaired loans	$—	$22,374	$—	$22,374
Other real estate owned	—	—	1,759	1,759
Mortgage servicing rights	—	1,173	—	1,173

Fair Value Measurements at December 31, 2010
Assets:
Impaired loans	$—	$19,262	$—	$19,262
Other real estate owned	—	—	2,387	2,387
Mortgage servicing rights	—	1,381	—	1,381

The following table reconciles the beginning and ending balances of other real estate owned (“OREO”) measured at fair value on a non-recurring basis using significant unobservable (Level 3) inputs:
	Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$2,387	$5,479
Additions	1,198	1,341
Write-downs	(188)	(21)
Disposals	(1,638)	(4,169)
Balance at end of period	$1,759	$2,630

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

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$89,266	$89,266	$31,009	$31,009
Securities available-for-sale	591,955	591,955	553,579	553,579
Securities held-to-maturity	—	—	36,102	38,037
Trading account assets	2,162	2,162	2,304	2,304
Loans held for sale	762	762	5,528	5,575
FHLB and Federal Reserve Bank stock	21,962	21,962	21,962	21,962
Loans receivable, net of allowance	1,489,301	1,518,618	1,502,459	1,523,451
Mortgage servicing rights	768	1,173	898	1,381
Interest receivable	6,519	6,519	6,875	6,875
Financial liabilities:
Deposits	1,641,257	1,650,443	1,515,811	1,522,899
FHLB advances	126,953	134,664	214,236	220,099
Commercial repurchase agreements	106,271	111,844	106,355	114,188
Other borrowed funds	172,762	172,762	195,714	195,714
Junior subordinated debentures	43,691	43,691	43,614	50,843
Interest payable	1,577	1,577	1,841	1,841
Interest rate swap agreements	10,880	10,880	1,091	1,091

The following assumptions, methods and calculations were used in determining the estimated fair value of financial instruments:

Cash and Due from Banks:  The carrying amounts of cash and due from banks approximate their fair value.

Securities Available-for-Sale and Trading Account Assets:  The fair value of debt securities available-for-sale and trading account assets is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities available-for-sale was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads.

Securities Held-to-Maturity:  Fair values of securities held-to-maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Mortgage Servicing Rights:  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan data including note rate, loan type and the term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation and annual unit loan cost.

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

In October 2010, Daniel G. Lilley Law Offices, P.A. filed a complaint against Camden National Bank in the Superior Court in Oxford County, Maine claiming that Camden National Bank owed Daniel G. Lilley Law Offices, P.A. compensation for a benefit that the Law Offices provided to Camden National Bank.  While the plaintiff has not yet given a final calculation of the damages sought, it appears that it seeks payment of approximately $574,000, or 40% of the benefit it alleges was retained by Camden National Bank from The Steamship Navigation Company judgment in September 2004.  The case was transferred to the Business Court in Portland and a motion to dismiss was filed with the court by Camden National Bank.  On May 19, 2011, the court granted Camden National Bank’s motion to dismiss the complaint.  However, on June 8, 2011, Daniel G. Lilley Law Offices, P. A. filed an appeal to this ruling.  The appeal is currently pending.

In March 2010, D&F Properties, LLC, Dumont’s Pit Stop, Inc., Duane J. Dumont, and Frances Dumont collectively, (“Dumont”) filed a counterclaim with the Kennebec Superior Court against Camden National Bank, an officer of Camden National Bank and other third parties alleging various claims including breach of contract, misrepresentation against Dumont and negligence. The counterclaim was filed in response to a foreclosure complaint filed by Camden National Bank against Dumont.  The counterclaim, among other things, actual damages, punitive damages, interest, attorney fees and all other relief allowed under the law. No specific dollar amount of damages is stated in the counterclaim. The case was transferred to the Business Court in Portland and a motion for judgment on the pleadings has been filed with the court.  Briefing on that motion has now been completed and oral argument was held on August 26, 2011.   Camden National Bank has filed a motion to strike the demand for a jury trial that was the subject of a hearing on that same date.   On October 3, 2011, the Court entered orders (a) granting in part and denying in part Camden National Bank’s motion for judgment on the pleadings and (b) denying the motion to strike the demand for a jury trial.  Thus, the case will proceed to further discovery and motions and a possible jury trial.

On September 29, 2011, Camden National Bank filed additional claims against several of the Dumont parties including counts for breach of contract on a note, as well as breach of Maine’s fraudulent conveyance statute and common law fraud.  No responsive pleading has yet been filed by the Dumont parties.

As of September 30, 2011, there are no loss contingencies that are both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30,	December 31,
	2011	2010
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$252,097	$249,193
Commercial and commercial real estate	13,977	15,348
Residential	2,958	3,356
Letters of credit	1,128	1,929
Other commitments	2,304	76
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	3,077	9,355
Derivative mortgage loan commitments	2,765	—
Customer loan swaps	12,310	—
Interest rate swaps	43,000	30,000

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

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $11.2 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	June 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on its junior subordinated debentures at September 30, 2011 was a liability of $10.9 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities.

The Company has a notional amount of $6.2 million in an interest rate swap agreement with a commercial customer and an interest rate swap agreement of an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program.  As the two swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market.  Commitments totaled $3.1 million and $9.4 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the commitment to sell loans was marked to market. No gain or loss was recognized as the commitment value approximated the market value at September 30, 2011.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At September 30, 2011 and December 31, 2010, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statement was not material.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the nine months ended September 30, 2011 and 2010:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$10,552		$(3,687)	$6,865
Unrealized losses on securities available-for-sale:
Change in fair value of securities arising during the period	5,339		(1,868)	3,471
Net security losses realized during the period	405	(a)	(142)	263
Postretirement plans:
Net actuarial loss	23		(8)	15
Net prior service amortization	14		(5)	9
Net change in fair value of cash flow hedges	(5,191)		1,817	(3,375)
Balance, September 30, 2010	$11,142		$(3,893)	$7,248

Balance, December 31, 2010	$6,660		$(2,331)	$4,329
Unrealized gains on securities available-for-sale:
Change in fair value of securities arising during the period	11,272		(3,945)	7,327
Net security gains realized during the period	(109	)(a)	38	(71)
Postretirement plans:
Net actuarial loss	51		(17)	34
Net prior service cost amortization	12		(4)	8
Net change in fair value of cash flow hedges	(9,789)		3,426	(6,363)
Balance, September 30, 2011	$8,097		$(2,833)	$5,264

(a)	Net security (gains) losses include before-tax OTTI credit related losses of $88,000 and $217,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than matters of presentation, the Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

Intangibles

In August 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for identifying whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2011 for potential recognition or disclosure as required by GAAP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan”, “target”, or “goal” or future or conditional verbs such as “will,”, “may”, “might”, “should”, “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters.  Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Camden National. These risks, uncertainties and other factors may cause the actual results, performance or achievements of Camden National to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include, but are not limited to, the following:

•
general, national, regional or local economic conditions that are less favorable than anticipated, including continued global recession, impacting the performance of our investment portfolio, quality of credits or the overall demand for services;

•	changes in loan default and charge-off rates, which could affect the allowance for credit losses;

•	declines in the equity and financial markets, which could result in impairment of goodwill;

•	reductions in deposit levels, which could necessitate increased and/or higher cost borrowing to fund loans and investments;

•	declines in mortgage loan refinancing, equity loan and line of credit activity, which could reduce net interest and non-interest income;

•	changes in the domestic interest rate environment and inflation, as substantially all of our assets and virtually all of our liabilities are monetary in nature;

•	changes in carrying value of investment securities and other assets;

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

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance. The specific loan component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. This methodology is in accordance with accounting principles generally accepted in the United States of America.

We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition and flexibility, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingencies, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as a subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. We also consider the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern Maine and a substantial portion of the portfolio is collateralized by real estate in this area. A portion of the commercial and commercial real estate loans are also to borrowers in the hospitality, tourism and recreation industries. Finally, an unallocated portion of the total allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment.

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of September 30, 2011 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Risk Management Group reviews the ALL with Camden National Bank’s Board of Directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s Board of Directors, as well as Camden National Bank’s Board of Directors, on a quarterly basis.

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

Effectiveness of Hedging Derivatives.   The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Company in the management of its interest rate risk position. The Company’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. When interest rates fluctuate, hedged assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.  The Company utilizes a third-party service to evaluate the effectiveness of its cash flow hedges on a quarterly basis.  The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the Consolidated Statements of Condition.  The ineffective portions of cash flow hedging transactions are included in “other income” in the Consolidated Statements of Income, if material.

Accounting for Postretirement Plans.  We use a December 31 measurement date to determine the expenses for our postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in the number of eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trends rates. As with the computations on plan expense, cash contribution requirements are also sensitive to such changes.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2008 through 2010 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

 RESULTS OF OPERATIONS

Executive Overview

For the nine months ended September 30, 2011:

Net income of $20.3 million increased $2.0 million, compared to the nine month period ended September 30, 2010.  Net income per diluted share increased to $2.65, compared to $2.39 per diluted share earned during the first nine months of 2010. The following were major factors contributing to the results of the first nine months of 2011 compared to the same period of 2010:

•
Net interest income on a fully-taxable equivalent basis increased 2% to $57.7 million due to a decrease in the total cost of funds of 37 basis points and an increase in average earning assets of $66.9 million, partially offset by a decline in the net interest margin to 3.55% from 3.60%.

•	The provision for credit losses of $3.3 million decreased $2.0 million compared to the same period of 2010 due primarily to asset quality stabilization.

•	Net charge-offs totaled $2.6 million, or an annualized rate of 0.22% of average loans, compared to $3.2 million, or 0.27% of average loans, for the same period of 2010.

•	Non-interest income increased to $15.9 million, a 1% increase from the first nine months of 2010.

•	Non-interest expense of $39.9 million increased $626,000, or 2%, compared to the first nine months of 2010.

For the three months ended September 30, 2011:

Net income of $6.9 million decreased $512,000 compared to the three month period ended September 30, 2010.  Net income per diluted share decreased to $0.90, compared to $0.97 per diluted share earned during the same three months of 2010. The following were major factors contributing to the results of the third quarter of 2011 compared to the same period of 2010:

•	Net interest income on a fully-taxable equivalent basis decreased 2% to $18.9 million compared to the same period of 2010.

•	The provision for credit losses of $1.2 million decreased $109,000 compared to the same period of 2010 as credit trends continued to show signs of stabilization.

•
Non-interest income of $5.8 million decreased $974,000, or 14%, compared to the same period of 2010, primarily related to the $2.0 million in proceeds received from a legal settlement during the third quarter of 2010.

•	Non-interest expense of $13.3 million decreased $152,000, or 1%, compared to the third quarter of 2010.

Financial condition at September 30, 2011 compared to December 31, 2010:

•
Total loans (excluding loans held for sale) decreased $12.4 million to $1.5 billion, which primarily related to the impact of soft economic conditions on loan demand and the sale of thirty-year fixed rate mortgages within the residential real estate portfolio as a result of the current low interest rate environment.

•	Investment securities increased $2.3 million to $613.9 million.

•	Deposits increased $125.4 million to $1.6 billion due to strong growth in core deposits of 16%, partially offset by a decline in retail certificates of deposit.

•	Shareholders’ equity increased 8% due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 80% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $57.7 million on a fully-taxable equivalent basis for the nine months ended September 30, 2011, compared to $56.6 million for the first nine months of 2010.   The increase in net interest income is primarily related to the decrease in total cost of funds of 37 basis points due to a favorable change in our funding mix combined with continued reduction in interest rates on deposit and wholesale funding and an increase in our average earning assets of $66.9 million, partially offset by a decline in our net interest margin to 3.55% from 3.60% for the nine months ended September 30, 2011 and 2010, respectively.  The yield on earning assets for the first nine months of 2011 decreased 41 basis points compared to the same period in 2010, reflecting the impact of the low interest rate environment on both investment and loan yields as these earning assets were booked or repriced.  Balance sheet growth was funded primarily by growth in average core deposits (demand deposits, interest checking, savings and money market accounts) of $105.9 million, or 12%.  Average balances on certificates of deposit declined $87.4 million as the Company utilized lower cost wholesale funding sources.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$568,477	$14,346	3.36%	$497,312	$15,434	4.14%
Securities – nontaxable (1)	45,220	1,975	5.82%	55,047	2,463	5.97%
Trading account assets	2,256	20	1.16%	1,895	16	1.13%
Loans (1)(2) :
Residential real estate	593,072	22,799	5.13%	623,409	25,125	5.37%
Commercial real estate	465,988	19,302	5.46%	440,720	19,039	5.70%
Commercial	177,952	6,904	5.12%	175,689	7,236	5.43%
Municipal	20,967	719	4.58%	16,417	675	5.50%
Consumer	281,608	9,769	4.64%	278,116	9,887	4.75%
Total loans	1,539,587	59,493	5.13%	1,534,351	61,962	5.36%
Total interest-earning assets	2,155,540	75,834	4.67%	2,088,605	79,875	5.08%
Cash and due from banks	32,540			33,930
Other assets	155,105			162,127
Less: allowance for loan losses	(22,822)			(21,913)
Total assets	$2,320,363			$2,262,749
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$252,637	411	0.22%	$249,441	681	0.36%
Savings accounts	169,586	314	0.25%	153,781	358	0.31%
Money market accounts	331,936	1,777	0.75%	285,972	1,781	0.83%
Certificates of deposit	441,394	4,876	1.48%	528,784	7,694	1.95%
Total retail deposits	1,195,553	7,378	0.83%	1,217,978	10,514	1.15%
Brokered deposits	122,788	1,442	1.57%	104,135	1,298	1.67%
Junior subordinated debentures	43,653	1,983	6.07%	43,553	2,108	6.47%
Borrowings	479,949	7,319	2.04%	477,023	9,357	2.62%
Total wholesale funding	646,390	10,744	2.22%	624,711	12,763	2.73%
Total interest-bearing liabilities	1,841,943	18,122	1.32%	1,842,689	23,277	1.69%
Demand deposits	241,480			200,515
Other liabilities	23,296			22,197
Shareholders’ equity	213,644			197,348
Total liabilities and shareholders’ equity	$2,320,363			$2,262,749
Net interest income (fully-taxable equivalent)		57,712			56,598
Less: fully-taxable equivalent adjustment		(943)			(1,099)
Net interest income		$56,769			$55,499
Net interest rate spread (fully-taxable equivalent)			3.35%			3.39%
Net interest margin (fully-taxable equivalent)			3.55%			3.60%

(1)      Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2)      Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the nine months ended September 30, 2011 totaled $3.3 million, compared with $5.2 million for the same period in 2010.  Please see to the caption “Asset Quality” located below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represents 22% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for both the nine months ended September 30, 2011 and 2010, respectively.  Non-interest income of $15.9 million for the nine month period ended September 30, 2011 increased by $153,000, or 1%, compared to $15.8 million for the nine month period ended September 30, 2010.  The following table presents the components of non-interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from fiduciary services	$1,517	$1,618	$4,503	$4,697
Service charges on deposit accounts	1,296	1,151	3,879	3,716
Other service charges and fees	878	945	2,691	2,507
Bank-owned life insurance	910	401	1,784	1,119
Brokerage and insurance commissions	307	419	1,050	1,065
Mortgage banking income	368	160	500	332
Net gain (loss) on sale of securities	177	(188)	197	(188)
Other income	433	2,331	1,433	2,765
Non-interest income before other-than-temporary impairment of securities	5,886	6,837	16,037	16,013
Other-than-temporary impairment of securities	(61)	(38)	(88)	(217)
Total non-interest income	$5,825	$6,799	$15,949	$15,796

The significant changes in non-interest income between the nine months ended September 30, 2011 and 2010 include:

•	Decrease in other income of $1.3 million, related to proceeds of $2.0 million received from a legal settlement during the nine months ended September 30, 2010.

•	Increase in income on bank-owned life insurance of $665,000, primarily related to revenue recorded from insurance proceeds.

•	Net gain on sale of securities increased $385,000 and OTTI decreased $129,000.

Non-interest income for the three month periods ended September 30, 2011, and September 30, 2010 totaled $5.8 million and $6.8 million, respectively.  The significant changes between these periods include:

•	Decrease in other income of $1.9 million, related to proceeds from a $2.0 million legal settlement received during the three months ended September 30, 2010.

•	Net gain on sale of securities increased $365,000.

•	Increase in income on bank-owned life insurance of $509,000, primarily related to revenue recorded from insurance proceeds.

 Non-Interest Expenses

Non-interest expenses increased $626,000, or 2%, for the nine months ended September 30, 2011 compared to the same period in 2010.   The following table presents the components of non-interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$7,437	$6,949	$21,402	$19,472
Furniture, equipment and data processing	1,149	1,150	3,518	3,396
Net occupancy	944	899	2,960	2,830
Consulting and professional fees	601	591	2,143	1.929
Regulatory assessments	410	832	1,515	2,149
OREO and collection costs	517	636	1,423	2,768
Amortization of intangible assets	144	144	433	432
Other expenses	2,105	2,258	6,470	6,262
Total non-interest expenses	$13,307	$13,459	$39,864	$39,238

The significant changes in non-interest expenses between the nine months ended September 30, 2011 and 2010 include:

•
Increase in salaries and employee benefits of $1.9 million, or 10%, primarily related to increases in employees’ incentive compensation of $1.3 million based on our financial performance, which exceeded the benchmarks determined by the Board of Directors.  The 2010 employee incentive plans were reduced by 50% in response to last year’s weak economic conditions and market uncertainties.

•	Decrease in costs associated with foreclosure and collection costs and expenses on OREO of $1.3 million, or 49%, due to a decrease in losses on OREO sales.

•	Decrease in regulatory assessments of $634,000, or 30%, related to a decrease in the Federal Deposit Insurance Corporation deposit assessment fee.

•
Increase in consulting and professional fees of $214,000, or 11%, primarily related to the engagement of an outside consultant to facilitate an in-depth review of our processes in order to streamline our business and build capacity for the long-term.

Non-interest expenses decreased $152,000, or 1%, for the three months ended September 30, 2011 compared to the same period in 2010. The significant changes between these periods include:

•
Increase in salaries and employee benefits of $488,000, or 7%, reflect an increase in employees’ incentive compensation of $326,000, based on our 2011 financial performance, which exceeded the benchmarks determined by the Board of Directors.

•	Decrease in OREO and collection cost of $119,000, or 19%, related to a decrease in OREO write-downs of $138,000.

•	Decrease in other expense of $153,000, or 7%, primarily related to debit card expense and website maintenance.

•	Decrease in regulatory assessments of $422,000, or 51%, related to the decrease in the Federal Deposit Insurance Corporation deposit assessment fee.

FINANCIAL CONDITION

Overview
Total assets of $2.3 billion at September 30, 2011 increased $40.7 million compared to December 31, 2010.  Total loans of $1.5 billion at September 30, 2011, decreased $17.2 million, or 1%, compared to December 31, 2010. The decrease was primarily related to the decline in the residential real estate loan portfolio of $16.0 million resulting from the Company’s sale of all of its thirty-year fixed rate mortgage production given the current low interest rate environment. We have experienced mixed loan growth results since year-end with commercial loans growing 6%, commercial real estate loans decreasing 1% and consumer loan balances declining 8%.

Total deposits of $1.6 billion at September 30, 2011 increased $125.4 million, or 8%, compared to December 31, 2010. Since year-end, we have experienced strong core deposit growth of $150.8 million, or 16%, while retail certificates of deposit declined $47.2 million, or 10%. The growth in checking, savings and money market accounts is primarily due to a combination of businesses and individuals maintaining higher balances in short-term deposits, the acquisition of several large deposit relationships and the typical seasonal inflow of deposits during the third quarter of each year.

During the first nine months of 2011, average assets of $2.3 billion increased $57.6 million, compared to the same period in 2010.  This increase was primarily the result of an increase in average investments of $61.3 million and average loans of $5.2 million. Average interest bearing liabilities decreased $746,000 for the nine months ended September 30, 2011 compared to the same period of 2010; however, the deposit mix changed with an increase in average core deposits (interest checking, savings and money market accounts) of $65.0 million and average wholesale funding (including brokered deposits) of $21.7 million, partially offset by a decline in average retail certificates of deposit of $87.4 million.  In addition, average demand deposit balances grew $41.0 million. Average shareholders’ equity increased $16.3 million, which was primarily the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Investment Securities
Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs.  Total investment security balances at September 30, 2011 of $613.9 million increased $2.3 million from December 31, 2010.  At December 31, 2010, we held investment securities in both the available-for-sale and held-to-maturity categories. During the first quarter of 2011, $36.1 million of municipal bonds that had been previously classified as held-to-maturity at purchase were moved to the available-for-sale category.  This change reflects management’s decision during the first quarter of 2011 to more actively manage these investments in changing economic environments.

Unrealized gains or losses on securities classified as available-for-sale are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statementsof Changes in Shareholders’ Equity. At September 30, 2011, we had $13.5 million of unrealized gains on securities available-for-sale, net of deferred taxes, compared to $6.2 million of unrealized gains, net of deferred taxes, at December 31, 2010.

Within our available-for-sale portfolio, we hold senior tranches of non-agency collateralized mortgage obligations (“CMOs”), which were rated Triple-A by Moody’s, S&P and/or Fitch at the time of purchase. At September 30, 2011, six of our CMOs were non-investment grade, had fair values of $10.1 million, and unrealized losses of $1.8 million. Management believes the unrealized losses for the CMOs are primarily a reflection of the lack of liquidity in the market and do not reflect the credit quality. The Bank evaluates the unrealized losses within its portfolio each quarter to determine if the impairment is other-than-temporary.

Included in the analyses is a base case scenario as well as several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests are performed monthly on the higher risk bonds using current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is derived from the Bloomberg and FTM models. These analyses allow the Bank to track loan data, performance data for the individual tranche and the entire issue and prepayment history. The base case uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the bond. Inputs in the base case are modified when deemed appropriate to better reflect future expected cash flows. Based on the results of this analysis, the Company recorded a $61,000 OTTI write-down during the third quarter of 2011.

At September 30, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLB advances. As of September 30, 2011, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB. In early 2009, the FHLBB advised its members that it was focused on preserving capital in response to ongoing market volatility. Accordingly, payments of quarterly dividends were suspended for 2009 and 2010 and the FHLBB placed a moratorium on excess stock repurchases from its members. The FHLBB commenced quarterly dividends in 2011 at a current annual yield of approximately the daily average of the three-month LIBOR yield.

Loans
At September 30, 2011, total loans of $1.5 billion (including loans held-for-sale) decreased $17.2 million from December 31, 2010, primarily due to a $16.0 million decline in the residential real estate portfolio, resulting from the $16.6 million sale of thirty-year fixed-rate mortgages and partially offset by an increase in commercial real estate and other commercial loans of $4.8 million.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2011	2010
Non-accrual loans
Residential real estate	$9,060	$7,225
Commercial real estate	9,596	6,072
Commercial	4,278	4,421
Consumer	1,502	1,721
Total non-accrual loans	24,436	19,439
Accruing loans past due 90 days	—	711
Renegotiated loans not included above	3,310	2,295
Total non-performing loans	27,746	22,445
Other real estate owned	1,759	2,387
Total non-performing assets	$29,505	$24,832

Non-performing loans to total loans	1.83%	1.47%
Allowance for credit losses to non-performing loans	83.03%	99.44%
Non-performing assets to total assets	1.26%	1.08%
Allowance for credit losses to non-performing assets	78.08%	89.88%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due.  Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2011, potential problem loans amounted to approximately $1.5 million, or 0.10% of total loans, compared to $1.8 million, or 0.12% of total loans, at December 31, 2010.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2011	2010
Loans 30-89 days past due:
Residential real estate loans	$1,447	$2,493
Commercial real estate	1,149	1,439
Commercial loans	1,226	928
Consumer loans	505	926
Total loans 30-89 days past due	$4,327	$5,786

Loans 30-89 days past due to total loans	0.29%	0.38%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first nine months of 2011, there were no significant changes to the allowance assessment methodology; however, we aggregated certain categories of loans with similar characteristics to more closely reflect the process by which management collectively evaluates loans for impairment.

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010
Allowance at the beginning of the period	$22,293	$20,246
Provision for loan losses	3,270	5,242
Charge-offs:
Residential real estate loans	1,036	1,103
Commercial real estate	946	844
Commercial loans	1,080	1,098
Consumer loans	355	760
Total loan charge-offs	3,417	3,805

Recoveries:
Residential real estate loans	114	220
Commercial real estate loans	307	30
Commercial loans	239	208
Consumer loans	205	195
Total loan recoveries	865	653
Net charge-offs	(2,552)	(3,152)
Allowance at the end of the period	$23,011	$22,336

Components of allowance for credit losses:
Allowance for loan losses	$23,011	$22,336
Liability for unfunded credit commitments	26	47
Balance of allowance for credit losses at end of the period	$23,037	$22,383
Average loans outstanding	$1,539,587	$1,534,351

Net charge-offs (annualized) to average loans outstanding	0.22%	0.27%
Provision for credit losses (annualized) to average loans outstanding	0.16%	0.26%
Allowance for credit losses to total loans	1.52%	1.45%
Allowance for credit losses to net charge-offs (annualized)	677.13%	532.63%
Allowance for credit losses to non-performing loans	83.03%	106.10%
Allowance for credit losses to non-performing assets	78.08%	94.34%

During the first nine months of 2011, the Company provided $3.3 million of expense to the ALL compared to $5.2 million for the same period of 2010. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. Non-performing assets as a percentage of total assets increased to 1.26 % at September 30, 2011 compared to 1.03% and 1.08% at September 30, 2010 and December 31, 2010, respectively, as a result of an increase in non-accrual loans. Our local economy continues to experience a decline in retail sales, rising unemployment, and an overall decline in real estate values.  We believe the ALL of $ 23.0 million, or 1.52% of total loans outstanding and 83.03% of total non-performing loans at September 30, 2011, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, the provision will likely be increased.  The ALL was 1.45% of total loans outstanding and 106.10% of total non-performing loans at September 30, 2010, and 1.46% of total loans outstanding and 99.44% of total non-performing loans at December 31, 2010.

Liabilities and Shareholders’ Equity
Total liabilities increased $24.8 million, or 1%, since December 31, 2010, to $2.1 billion at September 30, 2011.  Total deposits, including brokered deposits, increased $125.4 million since December 31, 2010, resulting from increases in interest checking, savings and money market balances of $101.4 million, demand deposits of $49.4 million, and brokered deposits of $21.9 million, partially offset by a decline in retail certificates of deposit of $47.2 million. Borrowings decreased $110.3 million, which was comprised primarily of an $87.3 million decrease in advances from the FHLB and a decrease in other borrowings of $23.0 million, comprised mainly of decreased short-term borrowings.

Total shareholders’ equity increased $15.9 million, or 8%, since December 31, 2010, which was primarily a result of current year earnings of $20.3 million, and an increase in other comprehensive income of $935,000, offset by dividends declared to shareholders of $5.8 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	As of or For	As of or For
	the Nine Months Ended	the Year Ended
	September 30, 2011	December 31, 2010
Return on average equity	12.73%	12.42%
Average equity to average assets	9.21%	8.77%
Dividend payout ratio	28.34%	30.95%
Dividends declared per share	$0.75	$1.00
Book value per share	28.91	26.90

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2011 and 2010, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2011, average deposits (including brokered deposits) of $1.6 billion increased $37.2 million compared to the same period of 2010. Comparing average deposits for the first nine months of 2011 to the same period of 2010, we experienced growth in the average balances of money market accounts of $46.0 million, demand deposits of $41.0 million, brokered deposits of $18.7 million, savings of $15.8 million, and interest checking of $3.2 million, while average retail certificates of deposit balances declined $87.4 million, respectively. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. Balance in the Acadia Trust, N.A. client accounts, which totaled $97.9 million on September 30, 2011, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The movement from retail certificates of deposit to other core deposit categories reflects customers continuing shift to more liquid deposit instruments given the current low interest rate environment.

 Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLB, we purchase federal funds, sell securities under agreements to repurchase and utilize Treasury Tax and Loan accounts. Average borrowings and long-term debt for the first nine months of 2011 was $523.6 million, an increase of $3.0 million from the first nine months of 2010. We secure borrowings from the FHLB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLB was $689.6 million and $719.0 million at September 30, 2011 and 2010, respectively. The carrying value of securities pledged as collateral at the FHLB was $9.3 million and $79.5 million at September 30, 2011 and 2010, respectively. Through Camden National Bank, we have an available line of credit with the FHLBB of $9.9 million at September 30, 2011 and 2010. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2011.  Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 22, 2011.  We had no outstanding balance on this line of credit at September 30, 2011.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the regulations). Our risk-based ratios and those of Camden National Bank, exceeded regulatory guidelines at September 30, 2011 and December 31, 2010. The Company’s Tier 1 capital to risk-weighted assets was 14.80% and 13.80% at September 30, 2011 and December 31, 2010, respectively, and total capital to risk-weighted assets was 16.05% and 15.05% at September 30, 2011 and December 31, 2010, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 9.43% and 8.77% at September 30, 2011 and December 31, 2010, respectively.

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2011, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $221.9 million and $206.0 million at September 30, 2011 and December 31, 2010, respectively, which amounted to 9.5% and 8.9% of total assets at September 30, 2011 and December 31, 2010, respectively.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $5.8 million for each of the nine month periods ended September 30, 2011 and 2010. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

 We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s respective Board of Directors from legally available funds.  Camden National Bank declared dividends in the aggregate amount of $9.0 million for both the first nine months of 2011 and 2010. Under regulations prescribed by the Office of the Comptroller of the Currency (“OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 27, 2011, The Board of Directors authorized the 2011 Common Stock Repurchase Program (“The Repurchase Program”). The Repurchase Program will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock over the next year when it feels conditions warrant.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2011, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousand)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,128	$1,128	$—	$—	$—
Commercial Commitment Letters	13,977	13,977	—	—	—
Residential Loan Origination	2,958	2,958	—	—	—
Home Equity Line of Credit Commitments	252,097	75,521	3,101	557	172,918
Other Commitments to Extend Credit	2,304	2,304	—	—	—
Total	$272,464	$95,888	$3,101	$557	$172,918

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2011, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,350	$601	$622	$331	$796
Capital Leases	1,866	129	258	257	1,222	(a)
FHLBB Borrowings – Advances	126,953	15,073	35,616	56,264	20,000
Commercial Repurchase Agreements	106,271	55,000	46,000	—	5,271
Other Borrowed Funds	171,183	171,183	—	—	—
Junior Subordinated Debentures	43,691	—	—	—	43,691
Note Payable	442	293	144	5	—
Total	$452,756	$242,279	$82,640	$56,857	$70,980

(a)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $32,000.

Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings that are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one to four-family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

 We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2011, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and June 30, 2031, respectively.

At September 30, 2011, the Company had a notional amount of $6.2 million in an interest rate swap agreement with a commercial customer and an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Camden National Bank’s Board of Directors that are reviewed and approved annually. The Board of Directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) has on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first nine months of 2011 and 2010, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change	September 30, 2011	September 30, 2010
Year 1
+400 bp	(0.68)%	(0.30)%
+200 bp	(0.68)%	(0.40)%
-100 bp	(0.54)%	(0.00)%
Year 2
+400 bp	0.65%	(1.50)%
+200 bp	0.96%	0.50%
-100 bp	(7.90)%	(6.00)%

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

The most significant factors affecting the changes in market risk exposure during the first nine months of 2011 were the slowdown in loan growth and continued growth in core deposits placing pressure on asset yield and overall balance sheet spread. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the investment and loan cashflows materialize and are replaced in today’s lower rate environment with insufficient offsets from funding cost reductions. A falling interest rate environment places the most stress on net interest income as asset yields continue to fall and funding costs hit their assumed floor. In a rising interest rate environment, net interest income levels are initially expected to trend closely with the current rates scenario and improve by the second year and throughout the remainder of the five year simulation. Initially, deposit rate increases offset improving asset yields, but as asset cashflows materialize into the second year and loans reprice in the higher rate environment, positive net interest momentum takes hold. If the yield curve were to flatten as rates rise, net interest income improves but not to quite the same level as created with the parallel yield curve environment. Long term, rising rate scenarios provide the best case net interest income for the Company.  The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2011, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and a $6.2 million interest rate swap related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended September 30, 2011, regarding shares of common stock of the Company that were repurchased under the 2003 Stock Option and Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan
Purchases of Equity Securities (1)
7/1/2011 to 7/31/2011	—	$—	—
8/1/2011 to 8/31/2011	—	—	—
9/1/2011 to 9/30/2011	—	—	—
Total Purchases of Equity Securities	—	$—	—

(1)
In September 2011, the Board of Directors of the Company voted to authorize a Common Stock Repurchase Program (the “Repurchase Program”) which will allow for the repurchase of up to 500,000 shares of the Company’s common stock. The authority, which expires on September 30, 2012, may be exercised from time to time and in such amounts as market conditions warrant. During the third quarter of 2011, we made no repurchases under the Repurchase Program.

(2)
Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with such recipient’s vesting of stock-based compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

 (a)  Exhibits

(23.1) Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2) Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101) – XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in xBRL: (i) Consolidated Statements of Condition September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements Nine Months Ended September 30, 2011 and 2010.

* Filed herewith
**Furnished herewith
*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 4, 2011
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	November 4, 2011
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL (Extensible Business Reporting Language)