Form 10-K
period 2011-12-31
CAMDEN NATIONAL CORP
filed 2012-03-02
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $228,741,739. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2012 is: Common Stock: 7,666,962.

Listed hereunder are documents incorporated by reference and the relevant Part of the Form 10-K into which the document is incorporated by reference:

(1)	Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2011 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan”, “target”, or “goal” or future or conditional verbs such as “will,”, “may”, “might”, “should”, “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in Maine, and a substantial portion of these loans have real estate as collateral;
•	changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	adverse changes in asset;
•	competitive pressures, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;
•	continued volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios;
•	changes in information technology that require increased capital spending;
•	changes in consumer spending and savings habits;
•	new laws and regulations regarding the financial services industry including but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act;
•	changes in laws and regulations including laws and regulations concerning taxes, banking, securities and insurance; and
•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A, “Risk Factors,” beginning

ii

on page 12. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

iii

PART I

Item 1. Business

Overview.  Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $2.3 billion in assets at December 31, 2011, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (the “Bank”), and its brokerage and insurance services through Camden Financial Consultants (“Camden Financial”), a division of the Bank. The Company also provides wealth management, trust and employee benefit products and services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its divisions, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

Descriptions of the Company and the Company’s Subsidiaries

The Company.  Following is a timeline of recent major events of the Company:

•	On January 3, 2008, the Company acquired Union Bankshares Company, Maine, including its principal wholly-owned subsidiary, Union Trust Company. Union Trust Company became a division of the Bank.
•	On February 22, 2011, the Union Trust division was merged into the Bank.

As of December 31, 2011, the Company’s securities consisted of one class of common stock, no par value, of which there were 7,664,975 shares outstanding held of record by approximately 1,700 shareholders. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders.

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”).

Camden National Bank.  The Bank, a direct, wholly-owned subsidiary of the Company, is a national banking association chartered under the laws of the United States and having its principal office in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of the corporate reorganization in 1985. The Bank offers its products and services in the Maine counties of Androscoggin, Cumberland, Franklin, Hancock, Knox, Lincoln, Penobscot, Piscataquis, Somerset, Waldo, Washington, and York, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Customers may also access the Bank’s products and services using other channels, including the Bank’s website located at www.camdennational.com. The Bank is a member bank of the Federal Reserve System and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Federal Deposit Insurance Corporation (the “FDIC”) insures the deposits of the Bank up to the maximum amount permitted by law.

Camden Financial Consultants, located at Camden National Bank.  Camden Financial is a full-service brokerage and insurance division of the Bank, which is in the business of helping clients meet all of their financial needs by using a total wealth management approach. Its financial offerings include college, retirement, and estate planning, mutual funds, Strategic Asset Management accounts, and variable and fixed annuities.

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

Competition.  Through the Bank and its division, Camden Financial, the Company competes throughout the State of Maine, and considers its primary market areas to be in Knox, Hancock, Waldo, Penobscot, and Franklin counties, with a growing presence in Cumberland, Lincoln, Androscoggin and York counties. The combined population of the two primary counties of Knox and Waldo is approximately 81,000 people and their economies are based primarily on tourism and fishing and supported by a substantial population of retirees. The Bank’s downeast, central and western Maine markets are characterized as rural areas, with the exception of Bangor and Lewiston, which have populations of approximately 33,000 and 37,000, respectively. Major competitors in the Company’s market areas include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

The Company’s Growth.  The Company has achieved a five-year compounded annual asset growth rate of 5.4%, resulting in $2.3 billion in total assets as of the end of 2011. The primary factor contributing to the growth was the acquisition of Union Trust. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

The Company’s Employees.  The Company employs approximately 425 people on a full- or part-time basis, which calculates into 410 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months and is pleased with the most recent rating, which came in as a “positive” culture, signifying that employees understand and support the overall Company objectives and strategies. In 2009, the Company was named one of the top two “Best Places to Work in Maine” in the large-size category (200 or more employees) by ModernThink, a workplace excellence firm. There are no known disputes between management and employees.

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

Regulatory Reform.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “— Supervision and Regulation — Bank Holding Company — Activities and Other Limitations” and “— Supervision and Regulation — Activities and Investments of National Banking Associations” below;
•	codifies the source of strength doctrine, as discussed in more detail in “— Supervision and Regulation — Bank Holding Company Support of Subsidiary Banks” below;
•	grants the FRB increased supervisory authority allowing it to directly examine the subsidiaries of the Company, including the Bank;
•	provides for new capital standards applicable to the Company and the Bank, as discussed in more detail in “— Supervision and Regulation — Capital Requirements” below;
•	modifies deposit insurance coverage, as discussed in “— Supervision and Regulation — Deposit Insurance” below;
•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “— Consumer Protection Regulation — Consumer Protection Laws — General” below;
•	established a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank, as discussed in “— Consumer Protection Regulation — Preemption of State Consumer Protection Laws” below;
•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “— Consumer Protection Regulation — Mortgage Reform” below;
•	established new corporate governance and proxy disclosure requirements, as discussed in “— Other Regulatory Requirements — Corporate Governance and Executive Compensation” below;

•	authorizes the FRB to regulate interchange fees for debit card transactions. The FRB has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule;
•	permits the payment of interest on business demand deposit accounts;
•	established and empowered the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and
•	established the Office of Financial Research, which has the power to require reports from financial services companies such as the Company.

Bank Holding Company — Activities and Other Limitations.  As a BHC, the Company is subject to regulation under the BHCA. In addition, the Company is subject to examination and supervision by the FRB, and is required to file reports with, and provide additional information requested by, the FRB.

Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company which is not a bank or BHC, and may not engage directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. However, a BHC that has elected to be treated as a “financial holding company” may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected “financial holding company” status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking. Additionally, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

Acquisitions and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) and the Dodd-Frank Act permit well capitalized and well managed BHCs and banks, as determined by the FRB and the OCC, respectively, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. However, as a BHC, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a BHC, bank or savings association.

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

Activities and Investments of National Banking Associations.  National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC, which limit the activities of national banking associations to those that are deemed to be part of, or incidental to, the “business of banking.” Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating paper. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank. As noted above, the Dodd-Frank Act bars the Bank from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

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

Declaration of Dividends.  According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “FRB Dividend Policy”), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings, and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength. The FRB has the authority to prohibit a BHC, such as the Company, from paying dividends if it deems such payment to be an unsafe or unsound practice.

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

The revenue of the Company is derived substantially from interest and dividends paid to it by the Bank. Dividend payments by national banks, such as the Bank, also are subject to certain restrictions. For instance, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as the Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Capital Requirements.  The FRB and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, the Agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital; however, the Company’s currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Dodd-Frank Act requires the FRB to establish minimum risk-based capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2011, the Company’s Tier 1 risk-based capital ratio was 14.69% and its total risk-based capital ratio was 15.95%.

In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company’s leverage capital ratio was 9.59% as of December 31, 2011.

Pursuant to the Dodd-Frank Act, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Company. The Dodd-Frank Act also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

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

The OCC also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. At December 31, 2011, the Bank was deemed to be a “well capitalized” institution for the above purposes. Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, in the section entitled “Note 18, Regulatory Capital Requirements.”

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

The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. The FRB has not yet adopted Basel III, and when it is implemented in the United States, it may be with some modifications or adjustments. Additionally, the timetable for the adoption and implementation of Basel III is expected to last for several years. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

The Agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Deposit Insurance.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, deposit premiums are now based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula was effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC.

Pursuant to an FDIC rule issued in November 2009, the Bank prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The amount of the Bank’s prepaid deposit premium was $4.8 million as of December 31, 2011. The Bank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. Each quarter, the Bank has recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the remaining two years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future increase deposit insurance assessment levels.

Consumer Protection Regulation

Consumer Protection Laws — General.  The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), Truth in Lending Act, the Community Reinvestment Act (the “CRA”), the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforce CFPB rules with respect to the Bank.

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

Privacy and Customer Information Security.  GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Other Regulatory Requirements

The Community Reinvestment Act.  The CRA requires lenders to identify the communities served by the Bank’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. The Agencies examine banks and rate such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of “Outstanding” on its most recent CRA examination.

Anti-Money Laundering and the Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Corporate Governance and Executive Compensation.  Under the Dodd-Frank Act, the SEC has adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The Agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

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

In October 2010, Daniel G. Lilley Law Offices, P.A. filed a complaint against the Bank in the Superior Court in Oxford County, Maine claiming that the Bank owed Daniel G. Lilley Law Offices, P.A. compensation for a benefit that the Law Offices provided to the Bank. While the plaintiff has not yet given a final calculation of the damages sought, it appears that it seeks payment of approximately $574,000, or 40% of the benefit it alleges was retained by the Bank from The Steamship Navigation Company judgment in September 2004. The case was transferred to the Business Court in Portland and a motion to dismiss was filed with the court by the Bank. On May 19, 2011, the court granted the Bank’s motion to dismiss the complaint. However, on June 8, 2011, Daniel G. Lilley Law Offices, P. A. filed an appeal to this ruling. In December 2011, both parties filed documents with the law court under the appeal and we are awaiting a final ruling. We anticipate final ruling and/or resolution in the next few months.

Available Information

The Company’s Investor Relations information can be obtained through its subsidiary bank’s internet address, www.camdennational.com. The Company makes available on or through its Investor Relations page without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Item 1A. Risk Factors

If our allowance for loan losses is not adequate to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. Monthly, the Corporate Risk Management group reviews the assumptions, calculation methodology and balance of the allowance for loan losses with the board of directors for the Bank. On a quarterly basis, the Company’s board of directors, as well as the board of directors for the subsidiary bank, completes a similar review of the allowance for loan losses. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

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

We are subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the OCC and the FDIC. Federal laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the FRB adopted rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules.

Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the “CFPB,” as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Bank will be examined by the OCC for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been a heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees that the Bank may charge for products and services.

Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and the Bank to hold additional capital which could limit the manner in which we and the Bank conduct our business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and the Bank having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or the Bank to satisfy the applicable buffer’s requirements would limit our ability to make distributions, including paying out dividends or buying back shares.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our banking subsidiary decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

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

The Company is a separate and distinct legal entity from our banking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company, which could impede access to funds we need to make payments on our obligations or dividend payments.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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

We have credit and counterparty risk inherent in our securities portfolio and bank-owned life insurance policies.

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

The current economic environment and financial markets volatility increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets. During the years ended December 31, 2011, 2010 and 2009, we recorded charges for other-than-temporary impairment of securities of $109,000, $221,000 and $11,000, respectively. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Increases in FDIC deposit insurance premiums will increase our non-interest expense.

Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula was effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. Any increase in our deposit insurance premiums will result in an increase in our non-interest expense.

We could be held responsible for environmental liabilities of properties we acquired through foreclosure.

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

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2011, the Company’s goodwill and other identifiable intangible assets were approximately $45.2 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that goodwill was impaired by $50,000, which resulted in an expense recorded in 2011. The Company cannot provide assurance whether it will be required to take an additional impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Continued market volatility may impact our business and the value of our common stock.

Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments relating to our periodic or current reports under the Securities Exchange Act of 1934 that were received from the SEC staff 180 days or more before the end of our fiscal year.

Item 2. Properties

The Company operates in 40 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company has a 38 branch network located in 12 counties throughout Maine. The Company owns twenty-three of its branch facilities, none of which are subject to a mortgage and the remaining branch facilities and, two parking lots are leased. Related rent expense appears in Note 5 of the Consolidated Financial Statements. The following table presents our materially important properties as of December 31, 2011.

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet
Main Office	Camden, Maine	3 story building	Principal executive office	Owned	15,500
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Bangor	Bangor, Maine	2 story building	Branch	Owned	25,334	(a)
Acadia Trust	Portland, Maine	1 floor	Main office	Leased	18,966	(b)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(a)

(a)	Includes leased space to third parties.
(b)	Property square feet represents the square footage occupied by the Company.

Item 3. Legal Proceedings

Various legal claims arise from time to time in the normal course of the Company’s business, which in our opinion, are not expected to have a material effect on our Consolidated Financial Statements.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its inception in 1984 following a corporate reorganization in which the shareholders of the Bank exchanged shares of Bank stock for shares in the Company. The high and low closing sales prices (as quoted by NASDAQ for 2011 and 2010) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years were as follows:

	2011			2010
	Market Price		Dividends Paid per Share	Market Price		Dividends Paid per Share
	High	Low		High	Low
First Quarter	$37.63	$31.74	$0.25	$34.53	$28.75	$0.25
Second Quarter	$37.67	$30.95	$0.25	$36.94	$27.42	$0.25
Third Quarter	$34.57	$25.19	$0.25	$35.00	$26.58	$0.25
Fourth Quarter	$33.12	$25.80	$0.75	$39.63	$32.63	$0.25

As of December 31, 2011, there were 7,664,975 shares of the Company’s common stock outstanding held of record by approximately 1,700 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,500 shareholders based on the number of requested copies from such institutions.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2006 through December 31, 2011. For purposes of comparison, the graph illustrates comparable shareholder returns of the ABA NASDAQ Community Bank Index, the SNL $1B – $5B Bank Index, and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2006 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2011.

Stock Performance Graph

In September 2011, the Company’s board of directors authorized the 2011 Common Stock Repurchase Program (“The Repurchase Program”). The Repurchase Program will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company’s outstanding common stock over the next year when it feels conditions warrant. The following table presents the Company’s purchase of equity securities during the fourth quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
November 1 – 30, 2011	7,616	$29.03	7,616	492,384
December 1 – 31, 2011	5,625	29.71	5,625	486,759
Total	13,241	$29.34	13,241	486,759

Item 6. Selected Financial Data

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2011	2010	2009	2008(1)	2007
Financial Condition Data
Investments	$611,998	$611,643	$539,587	$670,040	$483,648
Loans and loans held for sale	1,520,089	1,530,280	1,526,758	1,500,908	1,145,639
Allowance for loan losses	23,011	22,293	20,246	17,691	13,653
Total assets	2,302,720	2,306,007	2,235,383	2,341,496	1,716,788
Deposits	1,591,366	1,515,811	1,495,807	1,489,517	1,118,051
Borrowings	456,233	559,919	527,347	661,805	460,133
Shareholders’ equity	218,876	205,995	190,561	166,400	120,203
Operating Data
Interest income	$98,372	$104,507	$113,331	$127,120	$107,736
Interest expense	23,153	30,217	40,320	56,899	57,866
Net interest income	75,219	74,290	73,011	70,221	49,870
Provision for credit losses	4,735	6,299	8,213	4,397	100
Net interest income after provision for credit losses	70,484	67,991	64,798	65,824	49,770
Non-interest income before other-than-temporary impairment of securities	23,162	21,046	19,434	16,673	12,652
Other-than-temporary impairment of securities	(109)	(221)	(11)	(14,950)	—
Non-interest expense	55,579	52,937	51,005	46,829	33,686
Income before income taxes	37,958	35,879	33,216	20,718	28,736
Income taxes	11,781	11,113	10,443	5,383	8,453
Net income	$26,177	$24,766	$22,773	$15,335	$20,283
Ratios
Return on average assets	1.13%	1.09%	1.00%	0.67%	1.16%
Return on average equity	12.16%	12.42%	12.81%	9.15%	18.34%
Allowance for credit losses to total loans	1.52%	1.46%	1.33%	1.18%	1.19%
Non-performing loans to total loans	1.82%	1.47%	1.29%	0.85%	0.93%
Non-performing assets to total assets	1.27%	1.08%	1.13%	0.71%	0.64%
Average equity to average assets	9.32%	8.77%	7.80%	7.28%	6.33%
Efficiency ratio(2)	54.68%	55.74%	54.26%	52.44%	52.70%
Tier 1 leverage capital ratio	9.59%	8.77%	8.17%	7.19%	8.55%
Tier 1 risk-based capital ratio	14.69%	13.80%	12.24%	11.11%	13.41%
Total risk-based capital ratio	15.95%	15.05%	13.49%	12.32%	14.64%
Per common share data
Basic earnings per share	$3.41	$3.23	$2.98	$2.00	$3.09
Diluted earnings per share	3.41	3.23	2.97	2.00	3.09
Dividends declared per share	1.50	1.00	1.00	1.00	1.20
Dividends paid per share	1.50	1.00	1.00	0.99	0.96
Book value per share	28.56	26.90	24.93	21.78	18.45
Tangible book value per share(3)	22.66	20.91	18.86	15.62	17.79
Dividend payout ratio	44.05%	30.95%	33.56%	50.00%	38.83%

(1)	The 2008 data includes the merger of Union Bankshares Company with and into the Company as of January 3, 2008.
(2)	Computed by dividing non-interest expense (excluding prepayment penalties) by the sum of net interest income (tax equivalent) and non-interest income (excluding security gains/losses, OTTI and proceeds from legal settlement of $2.0 million in 2010). The Company uses certain non-GAAP financial measures, such as the efficiency ratio and tangible book value per share, to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector.
(3)	Computed by dividing shareholders’ equity less goodwill and other intangibles by the number of common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, which follows, focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 and financial condition at December 31, 2011 and 2010 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

Net income for 2011 of $26.2 million, or $3.41 per diluted share, was 6% higher than the net income of $24.8 million, or $3.23 per diluted share, reported for 2010. This financial performance translated to an increase in return on average assets to 1.13% for 2011, compared to 1.09% in 2010. The following were significant factors influencing the results of fiscal year 2011 compared to fiscal year 2010:

•	Total loans were $1.5 billion, a decrease of $10.2 million, or 1%, compared to a year ago. The decrease in total loans was primarily related to the residential real estate loan portfolio, which declined by $17.4 million due to the sale of thirty-year fixed rate mortgages totaling $28.6 million. The commercial and commercial real estate portfolios grew $4.5 million and $6.0 million, respectively, while consumer and home equity balances declined $3.2 million;
•	Investments at December 31, 2011 were $612.0 million, an increase of $355,000 compared to December 31, 2010;
•	Total deposits of $1.6 billion at December 31, 2011 increased $75.6 million, or 5%, compared to December 31, 2010. During 2011, we experienced strong core deposit (demand, checking, savings, and money market accounts) growth of $133.9 million, or 14%, which offset the decline in retail certificates of deposit of $69.2 million, or 15%. The overall growth across our core deposits reflects excess customer liquidity and success in obtaining several large deposit relationships;
•	Stabilized asset quality ratios and a reduction in net loan charge-offs for the year resulted in a decline in the loan loss provision to $4.7 million for 2011 compared to $6.3 million in 2010. The allowance for credit losses compared to total loans was 1.52% and 1.46% at December 31, 2011 and 2010, respectively;
•	Non-performing assets as a percentage of total assets amounted to 1.27% and 1.08% at December 31, 2011 and 2010, respectively;
•	Net interest income, our primary revenue source, increased $929,000, or 1%, due to an increase in average earning assets of $39.2 million or 2% in 2011, partially offset by a decline in our net interest margin of three basis points to 3.57% during 2011;
•	Non-interest income increased $2.2 million, or 11%, primarily due to increases in investment security gains of $2.4 million, loan servicing income of $1.1 million and bank-owned life insurance earnings and proceeds of $695,000, partially offset by the $2.0 million settlement proceeds received in 2010; and
•	Non-interest expenses increased $2.6 million, or 5%, primarily as a result of the prepayment penalty on borrowings of $2.3 million and increases in compensation and benefit costs of $2.3 million, partially offset by declines in OREO and collections costs of $1.4 million and FDIC assessment costs of $913,000.

Critical Accounting Policies

In preparing the Company’s Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans, and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements included in Item 8.

Allowance for Credit Losses.  Management is committed to maintaining an allowance for loan losses (“ALL”) that is appropriate to absorb likely loss exposure in the loan portfolio. Evaluating the appropriateness of the ALL is a key management function, one that requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, consists of two components: (1) a contra to total gross loans in the asset section of the balance sheet, and (2) the reserve for unfunded commitments included in other liabilities on the balance sheet. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, historical trends in charge-offs and delinquencies, overall risk characteristics and size of the portfolios, ongoing review of significant individual loans, trends in levels of watched or criticized assets, business and economic conditions, local industry trends, evaluation of results of examinations by regulatory authorities and other third parties, and other relevant factors.

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology focuses on four key elements: (1) identification of loss allocations for specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance. The specific loan component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. This methodology is in accordance with accounting principles generally accepted in the United States of America.

We use a risk rating system to determine the credit quality of our loans and apply the related loss allocation factors. In assessing the risk rating of a particular loan, we consider, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as a subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan.

Three times annually, management conducts a thorough review of adversely risk rated commercial and commercial real estate exposures exceeding certain thresholds to re-evaluate the risk rating and identify impaired loans. This extensive review takes into account the obligor’s repayment history and financial condition, collateral value, guarantor support, local economic and industry trends, and other factors relevant to the particular loan relationship. Allocations for impaired loans are based upon discounted cash flows or collateral values and are made in accordance with accounting principles generally accepted in the United States of America.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2011 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

The adequacy of the reserve for unfunded commitments is determined in a similar manner as the ALL, with the exception that management must also estimate the likelihood of these commitments being funded and becoming loans. This is accomplished by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the historical utilization rates could change in the future.

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

Effectiveness of Hedging Derivatives.  The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate contracts are used by the Company in the management of its interest rate risk position. The Company’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. When interest rates fluctuate, hedged assets and liabilities appreciate or depreciate in fair value or cash flows. Gains or losses on the derivative instruments that are linked to the hedged assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation or changes in cash flows. The Company utilizes a third-party service to evaluate the effectiveness of its cash flow hedges on a quarterly basis. The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the Consolidated Statements of Condition. The ineffective portions of cash flow hedging transactions are included in “other income” in the Consolidated Statements of Income, if material.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. We are currently under review by the Internal Revenue Service for the year ended December 31, 2009. Although not currently under review, income tax returns for the years ended December 31, 2008 and 2010 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share, and tax equivalent net interest income. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio.  The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding prepayment penalties (the numerator) to (ii) net interest income on a fully taxable equivalent basis plus total non-interest income excluding net gains or losses on sale of securities, OTTI, and proceeds from a 2010 legal settlement (the denominator).

	At or for the Year Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007
Non-interest expense, as presented	$55,579	$52,937	$51,005	$46,829	$33,686
Prepayment penalty on borrowings	2,318	—	—	—	—
Adjusted non-interest expense	53,261	52,937	51,005	46,829	33,686
Net interest income, as presented	75,219	74,290	73,011	70,221	49,870
Effect of tax-exempt income	1,212	1,452	1,628	1,765	1,393
Non-interest income	23,053	20,825	19,423	1,723	12,652
Gains (losses) on sale of securities	2,185	(188)	52	(624)	—
Other-than-temporary impairment of securities	(109)	(221)	(11)	(14,950)	—
Legal settlement proceeds	—	2,000	—	—	—
Adjusted net interest income plus non-interest income	$97,408	$94,976	$94,021	$89,283	$63,915
Non-GAAP efficiency ratio	54.68%	55.74%	54.26%	52.44%	52.70%
GAAP efficiency ratio	56.49%	55.53%	55.17%	53.89%	53.88%

Tax Equivalent Net Interest Income.  Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate.

	At or for the Year Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007
Net interest income, as presented	$75,219	$74,290	$73,011	$70,221	$49,870
Effect of tax-exempt income	1,212	1,452	1,628	1,765	1,393
Net interest income, tax equivalent	$76,431	$75,742	$74,639	$71,986	$51,263

Tangible Book Value per Share.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, premium on deposits and other acquisition-related intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share.

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2011	2010	2009	2008	2007
Shareholders’ equity	$218,876	$205,995	$190,561	$166,400	$120,203
Less goodwill and other intangibles	45,194	45,821	46,379	47,083	4,327
Tangible shareholders’ equity	$173,682	$160,174	$144,182	$119,317	$115,876
Shares outstanding at period end	7,664,975	7,658,496	7,644,837	7,638,713	6,513,573
Tangible book value per share	$22.66	$20.91	$18.86	$15.62	$17.79
Book value per share	$28.56	$26.90	$24.93	$21.78	$18.45

Results of Operations

For the year ended December 31, 2011, we reported record net income of $26.2 million compared to $24.8 million for the year ended December 31, 2010, and $22.8 million for the year ended December 31, 2009. Diluted earnings per share for each of these years were $3.41, $3.23, and $2.97, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income taxes, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 77% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $76.4 million on a fully-taxable equivalent basis for 2011, compared to $75.7 million for 2010, an increase of $689,000, or 1%. The increase in net interest income was primarily due to growth in our average earning assets of $39.2 million, partially offset by a three basis point decline in our net interest margin. The tax equivalent net interest margin was 3.57% and 3.60% for the years ended December 31, 2011 and 2010, respectively. The yield on our earning assets averaged 4.65% in 2011 compared to 5.04% in 2010, a decrease of 39 basis points, as amortization and prepayments on loans and investments are reinvested at lower rates, particularly in the investment portfolio. The cost of funds averaged 1.27% in 2011, compared to 1.64% in 2010, as a result of lower interest rates and a favorable shift in the deposit mix to lower cost transaction accounts. Average balance sheet growth was funded primarily by growth in average core deposits (demand deposits, interest checking, savings and money market accounts) of $112.3 million, or 12%. Average balances on retail certificates of deposit declined $84.0 million as customers continue to shift to more liquid deposit instruments given the current low interest rate environment.

Net interest income was $75.7 million on a fully-taxable equivalent basis for 2010, compared to $74.6 million for 2009, an increase of $1.1 million, or 2%. The increase in net interest income was primarily due to an improvement of seven basis points in the net interest margin, to 3.60%, for 2010. Total average interest-earning assets decreased $10.9 million for 2010 compared to 2009, primarily due to decreases in investments, partially offset by increases in average loans of $25.9 million. The yield on earning assets averaged 5.04% in 2010 compared to 5.44% in 2009, a decrease of 40 basis points. The earning asset yield declined during 2010 primarily as the result of reinvestment of cash flows at lower rates. Average interest-bearing liabilities decreased $48.6 million for 2010 compared to 2009, primarily due to declines in Federal Home Loan Bank (“FHLB”) advances, in part offset by an increase in brokered deposits. The cost of funds averaged 1.64% in 2010 compared to 2.13% in 2009, a decrease of 49 basis points. The cost of funds declined in 2010 due to lower interest rates on deposit accounts, maturing retail certificates of deposit and wholesale funding combined with a favorable change in our deposit mix as a result of growth in lower cost deposit accounts. The average balance for demand deposit, interest checking, savings and money market accounts increased $64.8 million, or 8%, to $909.2 million for 2010.

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$564,418	$18,496	3.28%	$511,800	$20,425	3.99%	$539,959	$25,979	4.81%
Securities – nontaxable(1)	44,112	2,556	5.79%	54,392	3,247	5.97%	63,472	3,707	5.84%
Trading account assets	2,245	39	1.74%	1,973	36	1.82%	1,479	24	1.62%
Loans(1)(2):
Residential real estate	590,238	30,184	5.11%	620,357	33,165	5.35%	622,535	35,726	5.74%
Commercial real estate	463,581	25,381	5.47%	444,153	25,486	5.74%	415,369	25,168	6.06%
Commercial	175,760	9,007	5.12%	173,073	9,464	5.47%	181,981	10,170	5.59%
Municipal	19,465	910	4.68%	16,417	901	5.49%	21,533	1,079	5.01%
Consumer	281,596	13,010	4.62%	280,069	13,235	4.73%	266,786	13,106	4.91%
Total loans	1,530,640	78,492	5.13%	1,534,069	82,251	5.36%	1,508,204	85,249	5.65%
Total interest-earning assets	2,141,415	99,583	4.65%	2,102,234	105,959	5.04%	2,113,114	114,959	5.44%
Cash and due from banks	36,168			33,204			28,985
Other assets	154,550			161,067			155,921
Less: ALL	(22,850)			(22,021)			(18,742)
Total assets	$2,309,283			$2,274,484			$2,279,278
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$258,322	509	0.20%	$252,692	861	0.34%	$218,715	1,042	0.48%
Savings accounts	171,840	426	0.25%	156,397	467	0.30%	140,246	499	0.36%
Money market accounts	344,369	2,369	0.69%	292,510	2,408	0.82%	300,455	3,158	1.05%
Certificates of deposit	431,850	6,322	1.46%	515,882	9,647	1.87%	578,231	15,997	2.77%
Total retail deposits	1,206,381	9,626	0.80%	1,217,481	13,383	1.10%	1,237,647	20,696	1.67%
Brokered deposits	120,143	1,965	1.64%	102,702	1,760	1.71%	75,204	1,881	2.50%
Junior subordinated debentures	43,666	2,614	5.99%	43,565	2,817	6.47%	43,462	2,845	6.55%
Borrowings	451,034	8,947	1.98%	480,897	12,257	2.55%	537,658	14,898	2.77%
Total wholesale funding	614,843	13,526	2.20%	627,164	16,834	2.68%	656,324	19,624	2.99%
Total interest-bearing liabilities	1,821,224	23,152	1.27%	1,844,645	30,217	1.64%	1,893,971	40,320	2.13%
Demand deposits	246,995			207,579			184,979
Other liabilities	25,753			22,832			22,598
Shareholders’ equity	215,311			199,428			177,730
Total liabilities and shareholders’ equity	$2,309,283			$2,274,484			$2,279,278
Net interest income (fully-taxable equivalent)		76,431			75,742			74,639
Less: fully-taxable equivalent adjustment		(1,212)			(1,452)			(1,628)
		$75,219			$74,290			$73,011
Net interest rate spread (fully-taxable equivalent)			3.38%			3.40%			3.31%
Net interest margin (fully-taxable equivalent)			3.57%			3.60%			3.53%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2011 vs. 2010 Increase (Decrease) Due to			December 31, 2010 vs. 2009 Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$2,099	$(4,028)	$(1,929)	$(1,354)	$(4,200)	$(5,554)
Securities – nontaxable	(614)	(77)	(691)	(530)	70	(460)
Trading account assets	5	(2)	3	8	4	12
Residential real estate	(1,611)	(1,370)	(2,981)	(125)	(2,436)	(2,561)
Commercial real estate	1,115	(1,220)	(105)	1,744	(1,426)	318
Commercial	147	(604)	(457)	(498)	(208)	(706)
Municipal	167	(158)	9	(256)	78	(178)
Consumer	72	(297)	(225)	653	(524)	129
Total interest income	1,380	(7,756)	(6,376)	(358)	(8,642)	(9,000)
Interest-bearing liabilities:
Interest checking accounts	19	(371)	(352)	162	(343)	(181)
Savings accounts	46	(87)	(41)	57	(89)	(32)
Money market accounts	425	(464)	(39)	(84)	(666)	(750)
Certificates of deposit	(1,571)	(1,754)	(3,325)	(1,725)	(4,625)	(6,350)
Brokered deposits	298	(93)	205	688	(809)	(121)
Junior subordinated debentures	7	(210)	(203)	7	(35)	(28)
Borrowings	(762)	(2,548)	(3,310)	(1,573)	(1,068)	(2,641)
Total interest expense	(1,538)	(5,527)	(7,065)	(2,468)	(7,635)	(10,103)
Net interest income (fully-taxable equivalent)	$2,918	$(2,229)	$689	$2,110	$(1,007)	$1,103

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for 2011 totaled $4.7 million, or 0.31% of average loans, compared with $6.3 million in 2010 and $8.2 million in 2009. Please see the caption “Asset Quality” located below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represented 21.8%, 22.2% and 21.0% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the years ended December 31, 2011, 2010 and 2009, respectively. Non-interest income of $23.1 million for 2011 increased $2.2 million, or 11%, compared to $20.8 million for 2010. The following table presents the components of non-interest income:

	Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Income from fiduciary services	$6,027	$6,236	$5,902
Service charges on deposit accounts	5,134	4,911	5,261
Other service charges and fees	3,577	3,345	2,908
Proceeds from legal settlement	—	2,000	—
Bank-owned life insurance	2,173	1,478	1,476
Brokerage and insurance commissions	1,363	1,449	1,356
Mortgage banking income, net	729	761	1,314
Other income	1,974	1,054	1,154
Non-interest income before security gains (losses)	20,977	21,234	19,371
Net gains (losses) on sale of securities	2,185	(188)	63
Other-than-temporary impairment of securities	(109)	(221)	(11)
Total non-interest income	$23,053	$20,825	$19,423

The significant changes in non-interest income in 2011 compared to 2010 include:

•	Increase in net gains on sale of securities of $2.4 million related to sale of $54.6 million in available-for-sale (“AFS”) securities during 2011 and a decrease in OTTI of $112,000;
•	Increase in other income primarily related to a $1.1 million increase in loan servicing income resulted from the growth of our loan servicing business, which services 9,000 MaineHousing loans;
•	Increase in bank-owned life insurance income of $695,000, primarily related to revenue recorded from insurance proceeds; and
•	Legal settlement proceeds of $2.0 million recorded in 2010, related to the Company’s investment in auction pass-through certificates with Federal Home Loan Mortgage Corporation (“Freddie Mac”) for preferred stock assets which resulted in an OTTI write-down of $15.0 million in 2008.

Non-interest income increased to $20.8 million for the year ended December 31, 2010, compared to non-interest income of $19.4 million in 2009, an increase of $1.4 million. The increase was primarily related to: legal settlement proceeds of $2.0 million recorded in 2010; increase in fiduciary services of $334,000, resulting from the market value increases in assets under management; an increase in other service charges and fees of $437,000, resulting from increased debit card income associated with increased transaction volume; decrease in mortgage banking income of $553,000, due to the decline in loan sales proceeds to $20.2 million in 2010 compared to $72.6 million during 2009; and a decrease in service charges on deposit accounts of $350,000 resulting primarily from a decrease in overdraft fee income associated with recent regulation prohibiting financial institutions from charging consumers fees for paying overdrafts on automated teller machines and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Non-Interest Expenses

Non-interest expenses increased $2.6 million, or 5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The following table presents the components of non-interest expense:

	Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Salaries and employee benefits	$28,627	$26,337	$24,588
Furniture, equipment and data processing	4,773	4,647	4,150
Net occupancy	3,949	3,833	3,908
Consulting and professional fees	2,629	2,596	2,455
OREO and collection costs	2,104	3,459	2,314
Regulatory assessments	1,955	2,868	4,035
Amortization of identifiable intangible assets	577	577	578
Prepayment penalty on borrowings	2,318	—	—
Other expenses	8,647	8,620	8,977
Total non-interest expenses	$55,579	$52,937	$51,005

The significant changes in non-interest expenses in 2011 compared to 2010 include:

•	Prepayment penalty on wholesale borrowings of $2.3 million as a result of the refinancing of $70.0 million of wholesale borrowings that had an average cost of 4.90% into lower cost short-term funds;
•	An increase in salaries and employee benefits of $2.3 million, or 9%, primarily due to increases in incentive compensation of $1.4 million, based on the Company’s 2011 financial performance, which exceeded the benchmarks determined by the board of directors, salaries of $522,000, or 3%, due to merit increases and new positions, and health insurance cost and retirement expenses of $414,000, or 12%;
•	A decrease in OREO and collection costs of $1.4 million, or 39%, primarily due to a $1.4 million decrease in write-downs on OREO properties;
•	A decrease in regulatory assessments of $913,000, or 32%, primarily due to a decrease in the FDIC deposit assessment fee related to change in the assessment base from deposits to assets minus tangible equity; and
•	The efficiency ratio (non-interest expense excluding prepayment penalties divided by net interest income on a tax equivalent basis plus non-interest income excluding net investment securities gains/losses, OTTI and proceeds from legal settlement) was 54.68% for the year ended December 31, 2011, compared to 55.80% for 2010.

Total non-interest expense increased $1.9 million, or 4%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to: increase in salaries and employee benefits of $1.7 million, primarily due to a $799,000 increase in benefits associated with increased health insurance cost and retirement expenses: a reduction in deferred salary costs of $522,000 related to the decline in mortgage production volume in 2010: an increase in salary and incentives of $504,000 due to merit increases and new positions; an increase in furniture, equipment and data processing of $497,000, related to depreciation associated with investments in technology, including a telephone system and document imaging technology; an increase in foreclosure and collection costs and expenses on OREO of $1.2 million, which includes OREO write-downs of $1.6 million due to declining real estate values; and a decrease in regulatory assessments of $1.2 million, related to the FDIC special assessment imposed on all banks in 2009.

Income Taxes

Income tax expense totaled $11.8 million, $11.1 million and $10.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s effective income tax rate was approximately 31.0%, 31.0%, and 31.4% in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35%, primarily due to our significant non-taxable interest income from state and political subdivisions obligations. A full detail of these amounts can be found in Note 10 to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in Item 8, “Financial Statements and Supplementary Data,” have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars and, in some case, current fair values without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of our assets and virtually all of our liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates and the yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

Financial Condition

Overview

Total assets at December 31, 2011 were $2.3 billion, a slight decline of $3.3 million compared to December 31, 2010. At December 31, 2011, total loans were $1.5 billion, a decrease of $10.2 million, or 1%, compared to a year ago. The decrease in total loans was primarily related to the residential real estate loan portfolio, which declined by $17.4 million due to the sale of thirty-year fixed rate mortgages totaling $27.6 million. Total liabilities decreased $16.2 million as total borrowings decreased $103.7 million, partially offset by an increase in total deposits (including brokered deposits) of $75.6 million. Total shareholders’ equity increased $12.9 million, which was a result of earnings in 2011 of $26.2 million offset by dividends declared of $11.5 million and a decrease of $2.3 million in other comprehensive income.

Growth in total deposits resulted from strong core deposit growth of $133.9 million, or 14%, which was offset by the decline in retail certificates of deposit of $69.2 million, or 15%. The overall growth across our core deposits reflects excess customer liquidity and success in obtaining several large deposit relationships.

Average assets during 2011 were $2.3 billion, an increase of $34.8 million, compared to 2010. This increase was primarily the result of an increase in average investments of $42.6 million offset by decline in average loans of $3.4 million. Average interest bearing liabilities decreased $23.4 million in 2011 compared to 2010; however, the deposit mix reflected an increase in average core deposits (interest checking, savings and money market accounts) of $72.9 million and brokered deposits of $17.4 million, partially offset by a decline in average retail certificates of deposit of $84.0 million and average wholesale funding (excluding brokered deposits) of $29.8 million. In addition, average demand deposit balances grew $39.4 million. Average shareholders’ equity increased $15.9 million, which was primarily the result of current earnings, partially offset by other comprehensive income and dividends declared to shareholders.

Investment Securities

We invest in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. Total investment securities increased $355,000 to $612.0 million at December 31, 2011. At December 31, 2010, we held investment securities in both the AFS and held-to-maturity (“HTM”) portfolios. During 2011, we transferred $36.1 million of municipal bonds from the HTM portfolio to the AFS portfolio. This change reflects management’s decision during 2011 to more actively manage these investments in changing economic environments.

Unrealized gains or losses on securities classified as AFS are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity and Note 19 to the Consolidated Financial Statements. At December 31, 2011, we had $11.1 million of unrealized gains on AFS securities, net of deferred taxes, compared to $6.2 million of unrealized gains, net of deferred taxes, at December 31, 2010. The increase in unrealized gains from 2010 to 2011 is primarily attributed to a decline in market interest rates.

Within our AFS portfolio, we hold senior tranches of non-agency collateralized mortgage obligations (“CMOs”), which were rated Triple-A by Moody’s, S&P and/or Fitch at the time of purchase. At December 31, 2011, six of our CMOs were non-investment grade, with fair values of $9.7 million, and unrealized losses of $1.8 million. We believe that the decline in the fair values is primarily a reflection of the lack of liquidity in the market and not deterioration in the credit. The Company has the intent and ability to hold these securities until recovery and will continue to evaluate the unrealized losses within our portfolio each quarter to determine if the impairment is other than temporary.

We determine if a security has OTTI by evaluating the present value of projected credit losses that result from a discounted cash flow analysis. Each month we obtain various discounted cash flow models, stress tests, and other current information about our securities. Currently, we use the Bloomberg’s “Cash Flow Analyzer.” We review the significant inputs of the discounted cash flow analysis to ensure reasonableness and a prudent measure, we compare the Bloomberg assumptions to the assumptions used by FTN Financial, which is a division of First Tennessee Bank. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case scenario uses current data and historical performance, which provides a basis for determining if a credit loss is projected during the life of the security. Stress tests are performed on our higher risk securities (non-investment grade and/or coverage ratio of less than 1.00) using current statistical data to determine expected cash flows and forecast potential losses. Based on the results of this analysis, the Company recorded $109,000 OTTI write-downs on two private issue CMOs during 2011, compared to a $221,000 write-down in 2010. During 2011, the Company recorded proceeds of $7.8 million on the sale of three investment grade CMO investments classified as AFS, which resulted in a net realized gain of $153,000.

At December 31, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million. The security, which has maintained its Triple-A rating by Moody’s and Standard and Poor’s, has failed at auction. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. No OTTI has been recorded as the Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature.

The following table presents the carrying amount and fully-taxable equivalent weighted average yields of our investment securities by contractual maturity as of the dates indicated.

					December 31,
					2011	2010	2009
(In thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Carrying Value	Carrying Value	Carrying Value
Available-for-sale
Obligations of U.S. government sponsored enterprises	$—	$20,112	$9,995	$—	$30,107	$49,357	$—
Obligations of states and political subdivisions	2,510	4,701	31,886	661	39,758	14,220	18,060
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	43	10,759	84,035	410,547	505,384	464,842	428,356
Private issue collateralized mortgage obligations	—	—	—	10,641	10,641	20,722	28,872
Total debt securities	2,553	35,572	125,916	421,849	585,890	549,141	475,288
Equity securities (no fixed maturity)	—	—	—	—	4,146	4,438	4,420
Total securities available-for-sale	2,553	35,572	125,916	421,849	590,036	553,579	479,708
Yield on securities available-for-sale	4.97%	3.07%	3.24%	3.11%
Held-to-maturity
Obligations of states and political subdivisions	—	—	—	—	—	36,102	37,914
Total securities held-to-maturity	—	—	—	—	—	36,102	37,914
Total investments	$2,553	$35,572	$125,916	$421,849	$590,036	$589,681	$517,622

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. At December 31, 2011, our investment in FHLBB stock totaled $21.0 million. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.

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

Loans

We provide loans primarily to customers located within our geographic market area. At December 31, 2011, total loans of $1.5 billion (including loans held-for-sale) decreased $10.2 million from December 31, 2010, primarily related to the residential real estate loan portfolio (net of deferred fees), which declined by $18.0 million due to the sale of thirty-year fixed rate mortgages in 2011 totaling $28.6 million. The commercial and commercial real estate portfolios grew $4.5 million and $6.0 million, respectively, while consumer and home equity balances declined $3.2 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

December 31,
(Dollars in Thousands)	2011		2010		2009		2008		2007
Residential real estate	$578,262	38%	$596,308	39%	$627,655	41%	$621,048	41%	$410,687	36%
Commercial real estate	470,061	31%	464,037	30%	434,783	28%	400,312	27%	333,506	29%
Commercial	185,045	12%	180,592	12%	191,214	13%	213,683	14%	197,736	17%
Consumer and home equity	280,660	19%	283,815	19%	273,106	18%	265,865	18%	203,710	18%
Total loans	$1,514,028	100%	$1,524,752	100%	$1,526,758	100%	$1,500,908	100%	$1,145,639	100%

Residential real estate loans.  Residential real estate loans consist of loans secured by one to four-family residences. We generally retain in our portfolio adjustable-rate mortgages and fixed-rate mortgages with original terms of 20 years or less. Based on market risk assessments, we may retain thirty-year fixed-rate mortgages. We originated and sold $28.6 million in residential fixed-rate real estate production on the secondary market to Freddie Mac, and $6.1 million of loans were held for sale at December 31, 2011. In 2010, residential real estate loan balances decreased $31.3 million, or 5% from 2009 due to the sale of $20.1 million in production on the secondary market.

Commercial real estate loans.  Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. In 2011, commercial real estate loans increased $6.0 million, or 1%, from 2010, and in 2010, commercial real estate loans increased $29.3 million, or 7%, from 2009. We have experienced five consecutive years of growth in commercial real estate portfolio because of the opportunity created by the pull-back of many financial institutions in this segment.

Commercial loans.  Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. In 2011, commercial loans increased $4.5 million, or 2%, from 2010 and in 2010, commercial loans decreased $10.6 million, or 6%, from 2009.

Consumer loans and home equity loans.  Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2011, consumer loans decreased by $3.2 million, or 1%, from 2010. In 2010, consumer loans increased by $10.7 million, or 4%, from 2009.

Asset Quality

The board of directors monitors credit risk management through the Directors’ Loan Committee and Corporate Risk Management. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. Corporate Risk Management oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. Our practice is to identify problem credits early and take charge-offs as promptly as practical. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans and property acquired through foreclosure or repossession. The level of our non-performing assets over the past five (5) years is shown in the table below. Non-performing assets represented 1.27% of total assets as of December 31, 2011 compared to 1.08% at year-end 2010. While this ratio has increased over last year, it continues to compare favorably to our peer group’s most recently available ratio of 3.57% as of September 30, 2011. For purposes of comparison, this peer data is based upon information available through the FFIEC for banks and holding companies with $1-$3 billion in assets (peer group 3). Overall, the increase in the Company’s non-performing assets is attributable to the generally weak economy, substantial changes in real estate valuations, and legislative changes that have resulted in lengthening foreclosure timelines, among other factors.

	December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Non-accrual loans
Residential real estate loans	$9,503	$7,225	$6,161	$4,048	$1,800
Commercial real estate	7,830	6,072	6,476	4,957	6,625
Commercial loans	3,955	4,421	4,145	2,384	2,200
Consumer loans	2,822	1,721	1,158	1,112	—
Non-accrual loans	24,110	19,439	17,940	12,501	10,625
Accruing loans past due 90 days	236	711	1,135	206	6
Accruing renegotiated loans not included above	3,276	2,295	581	—	—
Total non-performing loans	27,622	22,445	19,656	12,707	10,631
Other real estate owned	1,682	2,387	5,479	4,024	400
Total non-performing assets	$29,304	$24,832	$25,135	$16,731	$11,031
Non-performing loans to total loans	1.82%	1.47%	1.29%	0.85%	0.93%
Allowance for credit losses to non-performing loans	83.38%	99.44%	103.26%	139.22%	128.43%
Non-performing assets to total assets	1.27%	1.08%	1.13%	0.71%	0.64%
Allowance for credit losses to non-performing assets	78.59%	89.88%	80.75%	105.73%	123.77%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans at December 31, 2011 were $24.1 million compared to $19.4 million a year ago. This $4.7 million increase in non-accruals is primarily attributable to the continued pressure on homeowners and real estate values affecting both the residential real estate and home equity loan (included in “consumer”) portfolios.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $1.1 million, $985,000 and $961,000 in 2011, 2010, and 2009, respectively. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $141,000, $36,000 and $12,000 in 2011, 2010 and 2009, respectively.

The OREO balance at December 31, 2011 consisted of fifteen properties, including ten residential properties and five commercial/mixed use properties. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded. During 2011, the Company recorded OREO write-downs of $188,000 related to five properties.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31,

2011, potential problem loans amounted to approximately $1.6 million, or 0.11% of total loans, compared to $1.8 million, or 0.12% of total loans, at December 31, 2010.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets presents past due loans at the dates indicated:

(Dollars in Thousands)	December 31, 2011	December 31, 2010
Loans 30 – 89 days past due:
Residential real estate loans	$2,429	$2,493
Commercial real estate	2,107	1,439
Commercial loans	911	928
Consumer loans	1,793	926
Total loans 30 – 89 days past due	$7,240	$5,786
Loans 30 – 89 days past due to total loans	0.48%	0.38%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During 2011, there were no significant changes to the allowance assessment methodology.

Reserve for Unfunded Commitments.  The reserve for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused loan credit lines. Adequacy of the reserve is determined using a methodology similar to the one that analyzes the allowance for loan losses. Additionally, management must also estimate the likelihood that these commitments would be funded and become loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at the beginning of period	$22,293	$20,246	$17,691	$13,653	$14,933
Acquired from Union Trust	—	—	—	4,369	—
Provision for loan losses	4,741	6,325	8,162	4,397	100
Charge-offs:
Residential real estate loans	1,216	1,262	792	221	50
Commercial real estate	1,633	1,382	1,844	3,236	416
Commercial loans	1,256	1,502	2,640	1,286	1,411
Consumer loans	920	1,401	1,180	810	315
Total loan charge-offs	5,025	5,547	6,456	5,553	2,192
Recoveries:
Residential real estate loans	120	225	10	12	—
Commercial real estate loans	374	232	127	78	215
Commercial loans	296	553	306	422	425
Consumer loans	212	259	406	313	172
Total loan recoveries	1,002	1,269	849	825	812
Net charge-offs	4,023	4,278	5,607	4,728	1,380
Allowance for loan losses at the end of the period	$23,011	$22,293	$20,246	$17,691	$13,653
Components of allowance for credit losses:
Allowance for loan losses	$23,011	$22,293	$20,246	$17,691	$13,653
Liability for unfunded credit commitments	20	25	51	—	—
Balance of allowance for credit losses at end of the period	$23,031	$22,318	$20,297	$17,691	$13,653
Average loans outstanding	$1,530,640	$1,534,069	$1,508,204	$1,517,863	$1,187,627
Net charge-offs to average loans outstanding	0.26%	0.28%	0.37%	0.31%	0.12%
Provision for credit losses to average loans outstanding	0.31%	0.41%	0.54%	0.29%	0.01%
Allowance for loan losses to total loans	1.52%	1.46%	1.33%	1.18%	1.19%
Allowance for credit losses to net charge-offs	572.59%	521.61%	361.99%	374.18%	989.35%
Allowance for loan losses to non-performing loans	83.31%	99.32%	103.00%	39.22%	128.43%

During 2011, the Company provided $4.7 million of expense to the ALL compared to $6.3 million for 2010. As stated previously, the determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses was primarily a result of stabilized asset quality ratios and a decline in net loan charge-offs. Non-performing assets as a percentage of total assets increased to 1.27% at December 31, 2011 compared to 1.08% and 1.13% at December 30, 2010 and 2009, respectively, as a result of an increase in non-accrual loans. Our local economy continues to experience a decline in retail sales, sustained unemployment, and an overall decline in real estate values. We believe the ALL of $23.0 million, or 1.52% of total loans outstanding and 83.31% of total non-performing loans at December 31, 2011, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, the provision will likely be increased. The ALL was 1.46% of total loans outstanding and 99.32% of total non-performing loans at December 31, 2010.

We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle. We believe the economy is still in a credit cycle correction and could be negatively affected by national, regional and local economic impacts. We continue to have concerns regarding various industries, including hospitality and commercial real estate, and do not yet know how or when the economy will improve. An additional future risk factor is a potential change in federal and state regulations which may impact a bank’s ability to take appropriate action to protect its financial interests in certain loan situations.

For further discussion of the ALL, refer to “Critical Accounting Policies” above and Notes 1 and 3 to the Consolidated Financial Statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

As of December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Balance at end of year applicable to:
Residential real estate loans	$6,398	38%	$3,273	39%	$2,693	41%	$2,985	41%	$1,461	36%
Commercial real estate loans	5,702	31%	8,198	30%	6,930	28%	7,402	27%	6,006	29%
Commercial	4,846	12%	5,633	12%	5,015	13%	2,734	14%	3,243	17%
Consumer loans	3,124	19%	2,253	19%	1,957	18%	2,294	18%	1,169	18%
Unallocated	2,941	N/A	2,936	N/A	3,651	N/A	2,276	N/A	1,774	N/A
	$23,011	100%	$22,293	100%	$20,246	100%	$17,691	100%	$13,653	100%

Prior to the Company’s recognition in 2009 of a separate reserve for unfunded commitments, a portion of the unallocated category was reserved for inherent losses in the off-balance sheet exposures, which are not recognized in the separate liability.

Investment in Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) amounted to $43.7 million and $43.2 million at December 31, 2011 and 2010, respectively, with the net increase due to normal increases in the cash surrender value less proceeds from death benefits. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. All such general account carriers were rated “A” or better by two of the three major rating agencies at December 31, 2011. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Income.

Deposits

The Bank receives checking, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System. Total deposits of $1.6 billion at December 31, 2011 increased $75.6 million from 2010. The deposit growth was primarily derived from low cost deposits with an increase in demand deposit balances of $26.8 million, or 12%, and increases in interest checking, savings and money market accounts of $107.1 million, or 15%. Brokered funds increased $10.9 million, or 11%, as a result of more favorable pricing compared to other funding alternatives. Growth in total deposits was partially offset by a decline in retail certificates of deposit of $69.2 million as customers shifted to more liquid deposit accounts in response to the low interest rate environment.

In 2010, total deposits increased $20.0 million from 2009. Core deposit growth was strong with increases in demand deposit balances of $36.0 million and increases in interest checking, savings and money market accounts of $46.2 million. Brokered funds increased $18.9 million as a result of more favorable pricing compared to other funding alternatives. Growth in total deposits was partially offset by a decline in retail certificates of deposit of $81.1 million.

Borrowings

In 2011, borrowings decreased $103.7 million, or 19%, from 2010 primarily due to decreases in FHLBB advances and retail and commercial repurchase agreements of $77.4 million, $11.7 million, and $35.1 million, respectively. The Company prepaid $70.0 million in wholesale borrowings in 2011, resulting in prepayment penalties totaling $2.3 million. These borrowings had an average cost of 4.90% and an average remaining maturity of 10 months. These decreases were partially offset by increases in overnight funding of $21.4 million. In 2010, borrowings increased $32.6 million, or 6%, from 2009 primarily due to an increase in retail repurchase agreements of $43.3 million and FHLB overnight funds of $8.6 million, partially offset by a decline in commercial repurchase agreements of $20.1 million.

The borrowings we utilized have primarily been advances from the FHLBB. In addition, we use Federal Funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. Approximately 24% of all borrowings mature or reprice within the next three months. The following table presents certain information regarding short-term borrowings included in other borrowed funds as of or for the years ended:

	December 31,
(Dollars in Thousands)	2011	2010	2009
Balance outstanding at end of year	$202,928	$193,930	$145,541
Average balance outstanding	202,423	188,663	190,142
Maximum amount outstanding at any month-end during the year	287,334	268,197	277,562
Weighted average interest rate during the year	0.35%	0.63%	0.81%
Weighted average interest rate at end of year	0.22%	0.45%	1.06%

Shareholders’ Equity

Total shareholders’ equity increased $12.9 million, or 6%, since December 31, 2010, which was primarily a result of current year earnings of $26.2 million and net unrealized gains on securities available for sale, net of tax of $4.9 million, offset by dividends declared to shareholders of $11.5 million and other comprehensive loss on derivatives and postretirement benefits of $7.2 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	December 31,
	2011	2010	2009
Return on average equity	12.16%	12.42%	12.81%
Average equity to average assets	9.32%	8.77%	7.80%
Dividend payout ratio	44.05%	30.95%	33.56%
Dividends declared per share	$1.50	$1.00	$1.00
Book value per share	28.56	26.90	24.93

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2011 and 2010, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. In 2011, average deposits (including brokered deposits) of $1.6 billion increased $45.8 million compared to 2010. Comparing average deposits for 2011 to 2010, we experienced growth in the average balances of money market accounts of $51.9 million, demand deposits of $39.4 million, brokered deposits of $17.4 million, savings accounts of $15.4 million, and interest checking accounts of $5.6 million, while average retail certificate of deposit balances declined $84.0 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. The deposits in the Acadia Trust, N.A. client accounts, which totaled $106.8 million at December 31, 2011, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The movement from retail certificates of deposit to other core deposit categories reflects customers continuing shift to more liquid deposit instruments given the current low interest rate environment.

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in Thousands)	December 31, 2011
Time remaining until maturity:
Less than 3 months	$33,175
3 months through 6 months	28,568
6 months through 12 months	29,717
Over 12 months	103,341
$194,801

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize Treasury Tax and Loan accounts. Average borrowings and long-term debt for 2011 were $494.7 million, a decrease of $29.8 million, or 5.7%, from 2010. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $698.8 million and $738.3 million at December 31, 2011 and 2010, respectively. The carrying value of securities pledged as collateral at the FHLBB was $8.3 million and $16.8 million at December 31, 2011 and 2010, respectively. Through the Bank, we have an available line of credit with the FHLBB of $9.9 million at December 31, 2011 and 2010. We had no outstanding balance on the line of credit with the FHLBB at December 31, 2011. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2012. We had no outstanding balance on these lines of credit at December 31, 2011.

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

Loan demand also affects our liquidity position. Of the loans maturing over one year, approximately 55% are variable rate loans. The following table presents the maturities of loans at December 31, 2011:

(Dollars in Thousands)	< 1 Year	1 Through 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$2,546	$13,082	$415,685	$431,313
Commercial real estate	7,131	52,005	29,438	88,574
Commercial	10,030	28,415	13,308	51,753
Consumer	2,410	9,327	74,006	85,743
Municipal	1,185	7,361	4,517	13,063
Total Fixed Rate	23,302	110,190	536,954	670,446
Variable Rate:
Residential real estate	21	605	146,323	146,949
Commercial real estate	19,613	49,210	312,664	381,487
Commercial	41,045	19,559	59,625	120,229
Consumer	687	589	193,641	194,917
Municipal	—	—	—	—
Total Variable Rate	61,366	69,963	712,253	843,582
	$84,668	$180,153	$1,249,207	$1,514,028

Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the regulations). Our risk-based ratios and those of the Bank, exceeded regulatory guidelines at December 31, 2011 and 2010. The Company’s Tier 1 capital to risk-weighted assets was 14.69% and 13.80% at December 31, 2011 and 2010, respectively, and its ratio of total capital to risk-weighted assets was 15.95% and 15.05% at December 31, 2011 and 2010, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 9.59% and 8.77% at December 31, 2011 and 2010, respectively.

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2011, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $218.9 million and $206.0 million at December 31, 2011 and 2010, respectively, which amounted to 9.5% and 8.9% of total assets at December 31, 2011 and 2010, respectively.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $11.5 million and $7.7 million for 2011 and 2010, respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s respective board of directors from legally available funds. The Bank declared dividends in the aggregate amount of $13.5 million and $12.0 million for 2011 and 2010, respectively. Under regulations prescribed by the Office of the Comptroller of the Currency (“OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 27, 2011, the board of directors authorized the 2011 Common Stock Repurchase Program (“The Repurchase Program”). The Repurchase Program will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company’s outstanding common stock over the next year when it feels conditions warrant.

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

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2011, we had the following levels of commitments to extend credit:

(Dollars in Thousand)	Total Amount Committed	Commitment Expires in:
		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of credit	$1,178	$1,178	$—	$—	$—
Commercial commitment letters	21,972	21,972	—	—	—
Residential loan origination	2,060	2,060	—	—	—
Home equity line of credit commitments	254,603	74,805	2,124	851	176,823
Other commitments to extend credit	1,932	1,932	—	—	—
Total	$281,745	$101,947	$2,124	$851	$176,823

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At December 31, 2011, we had the following levels of contractual obligations:

(Dollars in Thousands)	Total Amount Committed	Payments Due per Period
		<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$2,195	$543	$584	$304	$764
Capital leases	1,125	48	103	117	857	(a)
Federal funds purchased – overnight	50,000	50,000	—	—	—
FHLBB borrowings – overnight	8,700	8,700	—	—	—
FHLBB borrowings – advances	136,860	45,090	25,523	46,247	20,000
Commercial repurchase agreements	71,243	5,000	36,000	25,000	5,243
Retail repurchase agreements	144,228	144,228	—	—	—
Junior subordinated debentures	43,717	—	—	—	43,717
Note payable	360	275	85	—	—
Total	$458,428	$253,884	$62,295	$71,668	$70,581

(a)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $30,000.

Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings that are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to four-family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include treasury, tax and loan deposits and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2011, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and March 30, 2031, respectively.

At December 31, 2011, the Company had a notional amount of $6.1 million in an interest rate swap agreement with a commercial customer and an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (Year 1) and a “rate shock” (and beyond) has on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the fourth quarter of 2011 and 2010, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 – Base	2011	2010
Year 1
+400 bp	(1.10)%	(1.30)%
+200 bp	(1.10)%	(1.30)%
-100 bp	(1.00)%	(0.40)%
Year 2
Base	(4.30)%	(1.70)%
+400 bp	(1.50)%	(2.10)%
+200 bp	(1.30)%	(0.30)%
-100 bp	(10.00)%	(6.10)%

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

The most significant factors affecting the changes in market risk exposure during 2011 were the slowdown in loan growth and continued growth in core deposits placing pressure on asset yield and overall balance sheet spread. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the investment and loan cashflows materialize and are replaced in today’s lower rate environment with insufficient offsets from funding cost reductions. A falling interest rate environment places the most stress on net interest income as asset yields continue to fall and funding costs hit their assumed floor. In a rising interest rate environment, net interest income levels are initially expected to trend closely with the current rates scenario as short term funding cost adjustments materialize faster than asset yields improve. By Year 2, although at a lower starting point, net interest income begins to improve as funding cost increases slow while asset cashflows materialize and are continually cycled into the elevated rate environment. If the yield curve were to flatten as rates rise, net interest income improves but not to quite the same level as created with the parallel yield curve environment. Long term, rising rate scenarios provide the best case net interest income for the Company. The risk in the various rate scenarios is within our policy limits.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2011, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and a $6.1 million interest rate swap related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

Other Market Risk(s)

We are also subject to other market risks, including but not limited to, operational risks, actions of government agencies, solvency of counter-parties, changes in investment markets, and changes in consumer demand. For further descriptions of these additional market risks, refer to Item 1A. “Risk Factors.”

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2011	2010
ASSETS
Cash and due from banks	$39,325	$31,009
Securities
Securities available for sale, at fair value	590,036	553,579
Securities held to maturity, at amortized cost (fair value $38,037 at December 31, 2010)	—	36,102
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,962	21,962
Total securities	611,998	611,643
Trading account assets	2,244	2,304
Loans held for sale	6,061	5,528
Loans	1,514,028	1,524,752
Less allowance for loan losses	(23,011)	(22,293)
Net loans	1,491,017	1,502,459
Goodwill and other intangible assets	45,194	45,821
Bank-owned life insurance	43,672	43,155
Premises and equipment, net	24,113	25,044
Deferred tax asset	13,486	12,281
Interest receivable	6,431	6,875
Prepaid FDIC assessment	4,796	6,155
Other real estate owned	1,682	2,387
Other assets	12,701	11,346
Total assets	$2,302,720	$2,306,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$256,330	$229,547
Interest checking, savings and money market	828,977	721,905
Retail certificates of deposit	395,431	464,662
Brokered deposits	110,628	99,697
Total deposits	1,591,366	1,515,811
Federal Home Loan Bank advances	136,860	214,236
Other borrowed funds	275,656	302,069
Junior subordinated debentures	43,717	43,614
Accrued interest and other liabilities	36,245	24,282
Total liabilities	2,083,844	2,100,012
Commitments and Contingencies (Notes 5, 13, 14, 16 and 18)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,664,975 and 7,658,496 shares at December 31, 2011 and 2010, respectively	51,438	50,936
Retained earnings	165,377	150,730
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	11,128	6,229
Net unrealized losses on derivative instruments, at fair value, net of tax	(7,264)	(709)
Net unrecognized losses on postretirement plans, net of tax	(1,803)	(1,191)
Total accumulated other comprehensive income	2,061	4,329
Total shareholders’ equity	218,876	205,995
Total liabilities and shareholders’ equity	$2,302,720	$2,306,007

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2011	2010	2009
Interest Income
Interest and fees on loans	$78,174	$81,935	$84,901
Interest on U.S. government and sponsored enterprise obligations	18,342	20,335	25,851
Interest on state and political subdivision obligations	1,662	2,111	2,450
Interest on federal funds sold and other investments	194	126	129
Total interest income	98,372	104,507	113,331
Interest Expense
Interest on deposits	11,591	15,143	22,577
Interest on borrowings	8,948	12,257	14,898
Interest on junior subordinated debentures	2,614	2,817	2,845
Total interest expense	23,153	30,217	40,320
Net interest income	75,219	74,290	73,011
Provision for credit losses	4,735	6,299	8,213
Net interest income after provision for credit losses	70,484	67,991	64,798
Non-Interest Income
Income from fiduciary services	6,027	6,236	5,902
Service charges on deposit accounts	5,134	4,911	5,261
Other service charges and fees	3,577	3,345	2,908
Net gains (losses) on sale of securities	2,185	(188)	63
Bank-owned life insurance	2,173	1,478	1,476
Proceeds from legal settlement	—	2,000	—
Brokerage and insurance commissions	1,363	1,449	1,356
Mortgage banking income, net	729	761	1,314
Other income	1,974	1,054	1,154
Total non-interest income before other-than-temporary impairment of securities	23,162	21,046	19,434
Other-than-temporary impairment of securities	(109)	(221)	(11)
Total non-interest income	23,053	20,825	19,423
Non-Interest Expenses
Salaries and employee benefits	28,627	26,337	24,588
Furniture, equipment and data processing	4,773	4,647	4,150
Net occupancy	3,949	3,833	3,908
Consulting and professional fees	2,629	2,596	2,455
Other real estate owned and collection costs	2,104	3,459	2,314
Regulatory assessments	1,955	2,868	4,035
Amortization of identifiable intangible assets	577	577	578
Other expenses	10,965	8,620	8,977
Total non-interest expenses	55,579	52,937	51,005
Income before income taxes	37,958	35,879	33,216
Income Taxes	11,781	11,113	10,443
Net Income	$26,177	$24,766	$22,773
Per Share Data
Basic earnings per share	$3.41	$3.23	$2.98
Diluted earnings per share	$3.41	$3.23	$2.97
Weighted average number of common shares outstanding	7,672,126	7,655,668	7,642,492
Diluted weighted average number of common shares outstanding	7,679,895	7,663,498	7,653,973

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount
Balance at December 31, 2008	7,638,713	$48,984	$118,564	$(1,148)	$166,400
Net income for 2009	—	—	22,773	—	22,773
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	7,172	7,172
Change in fair value of cash flow hedges	—	—	—	739	739
Change in net unrecognized losses on postretirement plans	—	—	—	102	102
Total comprehensive income	—	—	22,773	8,013	30,786
Stock-based compensation expense	—	1,072	—	—	1,072
Exercise of stock options and issuance of restricted stock	7,814	6	—	—	6
Common stock repurchased	(1,690)	—	(55)	—	(55)
Cash dividends declared ($1.00 per share)	—	—	(7,648)	—	(7,648)
Balance at December 31, 2009	7,644,837	50,062	133,634	6,865	190,561
Net income for 2010	—	—	24,766	—	24,766
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	—	—	—	(854)	(854)
Change in fair value of cash flow hedges	—	—	—	(1,448)	(1,448)
Change in net unrecognized losses on postretirement plans	—	—	—	(234)	(234)
Total comprehensive income	—	—	24,766	(2,536)	22,230
Stock-based compensation expense	—	809	—	—	809
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	16,251	114	—	—	114
Common stock repurchased	(2,592)	(49)	—	—	(49)
Cash dividends declared ($1.00 per share)	—	—	(7,670)	—	(7,670)
Balance at December 31, 2010	7,658,496	50,936	150,730	4,329	205,995
Net income for 2011	—	—	26,177	—	26,177
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	—	—	—	4,899	4,899
Change in fair value of cash flow hedges	—	—	—	(6,555)	(6,555)
Change in net unrecognized losses on postretirement plans	—	—	—	(612)	(612)
Total comprehensive income	—	—	26,177	(2,268)	23,909
Stock-based compensation expense	—	1,025	—	—	1,025
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,723	(134)	—	—	(134)
Common stock repurchased	(13,244)	(389)	—	—	(389)
Cash dividends declared ($1.50 per share)	—	—	(11,530)	—	(11,530)
Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Operating Activities
Net income	$26,177	$24,766	$22,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,735	6,299	8,213
Depreciation and amortization	3,703	3,189	2,688
Stock-based compensation expense	1,025	809	1,072
Decrease in interest receivable	444	361	1,089
Amortization of intangible assets	577	577	578
Net decrease (increase) in trading assets	60	(579)	(421)
Net (gains) losses on sale of securities	(2,185)	188	(63)
Other-than-temporary impairment of securities	109	221	11
Increase in other real estate owned valuation allowance	188	1,606	1,006
Originations of mortgage loans held for sale	(29,126)	(25,615)	(72,529)
Proceeds from the sale of mortgage loans	28,885	20,193	72,615
Gain on sale of mortgage loans	(292)	(106)	(86)
Liquidation of defined benefit pension plan	—	—	(735)
Decrease (increase) in prepaid FDIC assessment	1,359	2,042	(8,197)
Increase in other assets	(3,187)	(1,530)	(1,790)
Increase (decrease) in other liabilities	951	3,387	(3,811)
Net cash provided by operating activities	33,423	35,808	22,413
Investing Activities
Proceeds from sale and maturities of securities held to maturity	251	1,765	4,038
Proceeds from sales and maturities of securities available for sale	227,003	203,172	192,586
Purchase of securities available for sale	(219,092)	(279,313)	(55,460)
Net decrease (increase) in loans	2,992	(7,061)	(31,075)
Proceeds from the sale of other real estate owned	2,506	2,965	959
Proceeds from bank-owned life insurance	1,656	—	258
Recoveries of previously charged-off loans	1,002	1,269	849
Purchase of premises and equipment	(1,516)	(2,459)	(2,493)
Net cash provided (used) by investing activities	14,802	(79,662)	109,662
Financing Activities
Net increase in deposits	75,559	19,992	6,263
Proceeds from Federal Home Loan Bank long-term advances	235,000	75,000	11,663
Repayments on Federal Home Loan Bank long-term advances	(312,355)	(70,387)	(60,879)
Net change in short-term Federal Home Loan Bank borrowings	(28,575)	5,100	(128,160)
Net increase in other borrowed funds	2,509	22,985	41,318
Common stock repurchase	(389)	(49)	(55)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(134)	114	6
Cash dividends paid on common stock	(11,524)	(7,664)	(7,654)
Net cash (used) provided by financing activities	(39,909)	45,091	(137,498)
Net increase (decrease) in cash and cash equivalents	8,316	1,237	(5,423)
Cash and cash equivalents at beginning of year	31,009	29,772	35,195
Cash and cash equivalents at end of year	$39,325	$31,009	$29,772
Supplemental information
Interest paid	$23,901	$30,969	$41,349
Income taxes paid	12,097	12,985	8,250
Transfer of loans to other real estate owned	1,989	1,479	3,420

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies

Camden National Corporation (the “Company”), a Maine corporation, is the bank holding company for Camden National Bank (the “Bank”) and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 41 banking offices and ATMs in Maine. Acadia Trust, N.A. provides trust and investment management services to its clients, who are primarily located in the State of Maine, and to clients of the Bank.

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

Use of Estimates in the Preparation of Financial Statements.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses (“ALL”), other real estate owned (“OREO”), postretirement benefits and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill, other intangible assets and deferred tax assets.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2011 for potential recognition or disclosure as required by GAAP.

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

Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and temporary unrealized losses on securities classified as available for sale are reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss. Federal Home Loan Bank (“FHLB”) and FRB stocks are non-marketable equity securities reported at cost and evaluated for impairment.

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

The Company is a member of the FHLB of Boston (“FHLBB”). As a requirement of membership, the Company must own a minimum amount of FHLB stock based on the level of its FHLB advances. No market exists for shares of the FHLB and therefore they are carried at par value. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLB. While the Company currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB. The FHLB suspended dividends in 2009 and 2010 to preserve capital. The FHLB reinstated quarterly dividend payments in the first quarter of 2011. The FHLB moratorium on excess stock repurchases from its members still remains in place. The Company will continue to monitor its investment in FHLB stock.

Loans and Allowance for Loan Losses.  Loans held for sale are reported at the lower of cost or market value in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. All other loans in the aggregate are reported at amortized cost adjusted for any charge-offs, the ALL and any deferred fees or costs. From time to time, management identifies and designates certain residential mortgage loans (either newly originated mortgage loans or held in the loan portfolio) for sale, and, accordingly, these loans are transferred to loans held for sale.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

The Company uses a risk rating system to determine the credit quality of loans and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of our methodology, could impact the risk rating assigned to that loan. The Company periodically reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers the results of regulatory examinations, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. An unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition and to account for uncertainty in the economic environment.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the Company’s market area, concentration of risk, declines in local property values, and results of regulatory examinations.

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

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Thereafter, any further declines in the property’s values are recorded against current earnings. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property.

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

Effective January 1, 2009, in accordance with new accounting requirements issued by the Financial Accounting Standards Board (“FASB”), unvested share-based payment awards, which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, share-based payment awards considered to be participating securities, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted share grants and management stock purchase grants are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the years ended December 31, 2011, 2010 and 2009 have been presented in accordance with these requirements.

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

Segment Reporting.  The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, demand deposits, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues and profits are derived by the Bank from banking products and services. Revenues and profits derived, and assets owned by Acadia Trust, N.A. are less than 10% of the consolidated Company totals and, accordingly, the Company and its subsidiaries are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements. In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and annual reporting periods beginning on or after June 15, 2011. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The guidance is effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

In August 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for identifying whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of a requirement in ASU No. 2011-05 related to the reclassification of items out of accumulated other comprehensive income. The deferral in the effective date was made to allow the FASB time to redeliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”) and held-to-maturity (“HTM”), as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale
Obligations of U.S. government sponsored enterprises	$29,996	$116	$(5)	$30,107
Obligations of states and political subdivisions	37,138	2,620	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	488,226	17,489	(331)	505,384
Private issue collateralized mortgage obligations	12,557	—	(1,916)	10,641
Total debt securities	567,917	20,225	(2,252)	585,890
Equity securities	5,000	—	(854)	4,146
Total securities available-for-sale	$572,917	$20,225	$(3,106)	$590,036
December 31, 2010
Available-for-sale
Obligations of U.S. government sponsored enterprises	$49,870	$237	$(750)	$49,357
Obligations of states and political subdivisions	13,777	443	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	451,909	15,986	(3,053)	464,842
Private issue collateralized mortgage obligations	23,441	—	(2,719)	20,722
Total debt securities	538,997	16,666	(6,522)	549,141
Equity securities	5,000	—	(562)	4,438
Total securities available-for-sale	$543,997	$16,666	$(7,084)	$553,579
Held-to-maturity
Obligations of states and political subdivisions	$36,102	$1,935	$—	$38,037
Total securities held-to-maturity	$36,102	$1,935	$—	$38,037

During 2011, $36.1 million of municipal bonds that had been previously classified as HTM at purchase were moved to the AFS category and the associated unrealized gains of $2.3 million on these securities that are now being reported on an after-tax basis in shareholders’ equity as accumulated other comprehensive income or loss. This change reflects management’s decision to more actively manage these investments in changing economic environments.

Net unrealized gains on AFS at December 31, 2011 and 2010 and included in accumulated other comprehensive income amounted to $11.1 million and $6.2 million, net of deferred taxes of $6.0 million and $3.4 million, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities  – (continued)

Impaired Securities

Management periodically reviews the Company’s investment portfolio to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other-than-temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2011 and 2010, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. government sponsored enterprises	$9,995	$(5)	$—	$—	$9,995	$(5)
Mortgage-backed securities	38,025	(331)	66	—	38,091	(331)
Private issue collateralized mortgage obligations	—	—	10,641	(1,916)	10,641	(1,916)
Equity securities	—	—	4,146	(854)	4,146	(854)
Total	$48,020	$(336)	$14,853	$(2,770)	$62,873	$(3,106)
December 31, 2010
U.S. government sponsored enterprises	$29,145	$(750)	$—	$—	$29,145	$(750)
Mortgage-backed securities	96,604	(3,053)	85	—	96,689	(3,053)
Private issue collateralized mortgage obligations	2,160	(79)	18,562	(2,640)	20,722	(2,719)
Equity securities	—	—	4,438	(562)	4,438	(562)
Total	$127,909	$(3,882)	$23,085	$(3,202)	$150,994	$(7,084)

At December 31, 2011, the Company held $62.9 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $9.7 million in private issue collateralized mortgage obligations (“CMOs”) which have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized losses for the CMOs are the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 20 securities with a fair value of $14.9 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during 2011 and at December 31, 2011, indicated potential future credit losses in the most likely scenario on two securities in which the Company recorded $109,000 in OTTI write-downs.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities  – (continued)

At December 31, 2011, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million. Since early 2008, the auction rate securities market has been greatly affected by market turmoil that has resulted in failed auctions for the majority of auction rate securities including DNP. The security has maintained its Triple-A rating by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to the contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered other-than-temporarily impaired.

At December 31, 2010, $151.0 million of the Company’s investment securities had unrealized losses that were primarily considered temporary. A large portion of the unrealized loss was related to the private issue collateralized mortgage obligations (“CMOs”), which includes $8.4 million that have been downgraded to non-investment grade. Including the CMOs, there were 23 securities with a fair value of $23.1 million in the portfolio which had unrealized losses for twelve months or longer.

Security Gains and Losses

The following table details the Company’s sales of investment securities:

	Years Ended December 31,
	2011	2010	2009
Available for sale
Proceeds from sales of securities	$54,600	$4,210	$7,521
Gross realized gains	2,258	—	65
Gross realized (losses)	(73)	(188)	—
Held to maturity
Proceeds from sales of securities	$—	$—	$864
Gross realized gains	—	—	1
Gross realized (losses)	—	—	(3)

During 2011, the Company sold sixteen municipal bonds totaling $7.3 million that the Company was monitoring that either had below “A” ratings, split ratings, withdrawn ratings, negative outlooks or were revenue bonds. Due to continued pressure on state and local government revenues around the country as municipalities struggle with a weak economy, management decided to sell these securities. The Company also sold one $10.2 million agency security, thirty-one pass through securities totaling $29.3 million, and three private issue CMOs totaling $7.8 million. The Company had not recorded any OTTI on these securities.

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

Securities Pledged

At December 31, 2011 and 2010, securities with an amortized cost of $435.8 million and $451.6 million and estimated fair values of $454.2 million and $464.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Securities  – (continued)

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,509	$2,553
Due after one year through five years	34,840	35,572
Due after five years through ten years	121,286	125,916
Due after ten years	409,282	421,849
	$567,917	$585,890

3. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
Residential real estate loans	$578,757	$596,655
Commercial real estate loans	470,061	464,037
Commercial loans	185,045	180,592
Home equity loans	268,782	270,627
Consumer loans	11,878	13,188
Deferred loan fees net of costs	(495)	(347)
Total loans	$1,514,028	$1,524,752

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. For the years ended December 31, 2011, 2010, and 2009, the Company sold $28.6 million, $20.1 million, and $72.5 million of fixed rate residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $292,000, $106,000, and $86,000, respectively.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans to related parties were as follows:

	December 31,
	2011	2010
Balance at beginning of year	$7,318	$9,458
Loans made/advanced and additions	11,292	794
Repayments and reductions	(3,249)	(2,934)
Balance at end of year	$15,361	$7,318

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

The board of directors monitors credit risk management through the Directors’ Loan Committee and the Corporate Risk Management group. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. The Corporate Risk Management group oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. The Company’s practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its portfolio loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

The following is a summary of activity in the ALL:

	December 31,
	2011	2010	2009
Balance at beginning of year	$22,293	$20,246	$17,691
Loans charged off	(5,025)	(5,547)	(6,456)
Recoveries	1,002	1,269	849
Net charge-offs	(4,023)	(4,278)	(5,607)
Provision for loan losses	4,741	6,325	8,162
Balance at end of year	$23,011	$22,293	$20,246

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,216)	(1,633)	(1,256)	(861)	(59)	—	(5,025)
Recoveries	120	374	296	196	16	—	1,002
Provision (reduction)	4,221	(1,237)	173	1,318	261	5	4,741
Ending balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Ending Balance: Individually evaluated for impairment	$1,364	$961	$815	$440	$91	$—	$3,671
Ending Balance: Collectively evaluated for impairment	$5,034	$4,741	$4,031	$2,264	$329	$2,941	$19,340
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,715	$7,830	$4,019	$2,670	$152	$—	$27,386
Ending Balance: Collectively evaluated for impairment	$565,547	$462,231	$181,026	$266,112	$11,726	$—	$1,486,642
Loans ending balance	$578,262	$470,061	$185,045	$268,782	$11,878	$—	$1,514,028

The following table presents activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$2,693	$6,930	$5,015	$1,773	$184	$3,651	$20,246
Loans charged off	(1,262)	(1,382)	(1,502)	(932)	(469)	—	(5,547)
Recoveries	225	232	553	123	136	—	1,269
Provision (reduction)	1,617	2,418	1,567	1,087	351	(715)	6,325
Ending balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Ending Balance: Individually evaluated for impairment	$840	$660	$631	$316	$25	$—	$2,472
Ending Balance: Collectively evaluated for impairment	$2,433	$7,538	$5,002	$1,735	$177	$2,936	$19,821
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$9,330	$6,182	$4,486	$1,711	$25	$—	$21,734
Ending Balance: Collectively evaluated for impairment	$586,978	$457,855	$176,106	$268,916	$13,163	$—	$1,503,018
Loans ending balance	$596,308	$464,037	$180,592	$270,627	$13,188	$—	$1,524,752

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are continuously monitored by the Company’s Corporate Risk Management group.

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, commercial real estate and residential real estate loans are represented by Grades 1 through 10 from lowest to highest risk rating. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to annual credit and loan reviews, periodic reviews of loan performance metrics such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

A Grade 6 Watch rating is assigned to a loan when one or more of the following circumstances exist:

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1 – 6)	$560,926	$413,489	$157,141	$—	$—
Performing	—	—	—	266,112	11,726
Special Mention (Grade 7)	876	8,134	8,998	—	—
Substandard (Grade 8)	16,460	48,438	18,335	—	—
Non-performing	—	—	—	2,670	152
Doubtful (Grade 9)	—	—	571	—	—
Total	$578,262	$470,061	$185,045	$268,782	$11,878

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2010:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1 – 6)	$583,460	$390,488	$146,412	$—	$—
Performing	—	—	—	268,873	13,163
Special Mention (Grade 7)	—	22,692	11,089	—	—
Substandard (Grade 8)	12,848	50,852	23,091	—	—
Non-performing	—	—	—	1,754	25
Doubtful (Grade 9)	—	5	—	—	—
Total	$596,308	$464,037	$180,592	$270,627	$13,188

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of December 31, 2011:

	30 – 59 days Past Due	60 – 89 days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$2,207	$575	$7,373	$10,155	$568,107	$578,262	$99	$9,503
Commercial real estate	2,105	739	5,009	7,853	462,208	470,061	—	7,830
Commercial	1,020	184	2,309	3,513	181,532	185,045	135	3,955
Home equity	1,208	962	1,927	4,097	264,685	268,782	2	2,670
Consumer	73	10	152	235	11,643	11,878	—	152
Total	$6,613	$2,470	$16,770	$25,853	$1,488,175	$1,514,028	$236	$24,110

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

Interest foregone was approximately $1.1 million, $985,000, and $961,000 for 2011, 2010, and 2009, respectively.

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $3.3 million and $2.3 million at December 31, 2011 and December 31, 2010, respectively. The Company did not have any TDR loans that subsequently defaulted during 2011.

Loans that were restructured on or after January 1, 2011 were reassessed during 2011 as a result of the adoption of the new accounting guidance for TDRs. In its reassessment, the Company did not identify any loan modifications that would be considered TDRs under the new guidance that were not previously considered TDRs. At December 31, 2011 and 2010, the allowance related to TDRs was $357,000 and $124,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At December 31, 2011, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Loans and Allowance for Loan Losses  – (continued)

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled-Debt Restructurings
Residential real estate	19	$3,221	$3,426	$3,330
Commercial real estate	3	1,708	1,708	1,249
Commercial	2	163	163	103
Total	24	$5,092	$5,297	$4,682

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With related allowance recorded:
Residential real estate	$10,717	$11,287	$1,364	$11,280	$109
Commercial real estate	5,477	5,478	961	7,257	3
Commercial	3,636	3,636	815	3,963	7
Home equity	1,888	1,887	440	1,457	1
Consumer	136	136	91	106	—
Ending Balance	$21,854	$22,424	$3,671	$24,063	$120
Without related allowance recorded:
Residential real estate	$1,998	$1,810	$—	$1,847	$21
Commercial real estate	2,353	3,815	—	2,078	—
Commercial	383	665	—	393	—
Home equity	782	1,189	—	422	—
Consumer	16	176	—	18	—
Ending Balance	$5,532	$7,655	$—	$4,758	$21
Total impaired loans	$27,386	$30,079	$3,671	$28,821	$141

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,330	$9,750	$840	$7,739	$30
Commercial real estate	6,182	7,198	660	6,334	4
Commercial	4,486	4,708	631	4,499	1
Home equity	1,711	2,049	316	1,118	1
Consumer	25	185	25	113	—
Ending Balance	$21,734	$23,890	$2,472	$19,803	$36

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Goodwill, Core Deposit and Trust Relationship Intangibles

On January 3, 2008, the Company acquired all of the outstanding common stock of Union Bankshares in exchange for 1,222,497 shares of the Company’s common stock valued at $43.5 million and $29.0 million in cash. The Company recorded $37.9 million of goodwill, $5.0 million of core deposit intangible and $753,000 of trust relationship intangible related to the acquisition. The changes in goodwill, core deposit intangible and trust relationship intangible for the years ended December 31, 2011 and 2010 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2009 and 2010	$34,720	$7,060	$41,780
2011 impairment charge	—	(50)	(50)
Balance at December 31, 2011	$34,720	$7,010	$41,730

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$14,444	$(10,428)	$4,016
2010 amortization	—	(502)	(502)
Balance at December 31, 2010	14,444	(10,930)	3,514
2011 amortization	—	(502)	(502)
Balance at December 31, 2011	$14,444	$(11,432)	$3,012

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2009	$753	$(151)	$602
2010 amortization	—	(75)	(75)
Balance at December 31, 2010	753	(226)	527
2011 amortization	—	(75)	(75)
Balance at December 31, 2011	$753	$(301)	$452

The annual evaluation of goodwill resulted in a $50,000 impairment charge recorded by Acadia Trust, N.A. in December 2011.

The following table reflects the expected amortization schedule for intangible assets at December 31, 2011:

	Core Deposit Intangible	Trust Relationship Intangible
2012	$502	$75
2013	502	75
2014	502	75
2015	502	75
2016	502	75
Thereafter	502	77
Total unamortized intangible	$3,012	$452

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

5. Premises and Equipment

Details of premises and equipment, at cost, at December 31 were as follows:

	2011	2010
Land and land improvements	$2,567	$2,567
Buildings and leasehold improvements	30,552	29,823
Furniture, fixtures and equipment	16,783	16,411
Total cost	49,902	48,801
Accumulated depreciation and amortization	(25,789)	(23,757)
Net premises and equipment	$24,113	$25,044

Depreciation and amortization expense was $2.3 million, $2.3 million and $2.2 million for 2011, 2010 and 2009, respectively. Lease expense was approximately $918,000, $840,000 and $789,000 for 2011, 2010 and 2009, respectively. The Company has a capital lease for a branch facility with payments that extend until 2026 at an interest rate of 9.75% per year. The related asset, recorded in premises and equipment, has a cost basis of $855,000 and accumulated depreciation of $245,000. At December 31, 2011, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2012	$543	$48
2013	327	50
2014	257	53
2015	177	55
2016	126	62
Thereafter	765	857
	$2,195	$1,125

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

Activity in OREO was as follows:

	2011	2010	2009
Balance at beginning of year	$2,387	$5,479	$4,024
Additions	1,989	1,479	3,420
Disposals	(2,506)	(2,965)	(1,070)
Write-downs	(188)	(1,606)	(895)
Balance at end of year	$1,682	$2,387	$5,479

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

7. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2011 and 2010 was $768,000 and $898,000, respectively. For the same periods, the fair value of the mortgage servicing rights were approximated $1.1 million and $1.4 million, respectively. In evaluating the reasonableness of the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus 5.11%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2011	2010	2009
Mortgage Servicing Rights:
Balance at beginning of year	$898	$810	$139
Capitalized upon sale	204	308	811
Amortization charged against mortgage servicing fee income	(310)	(235)	(575)
Valuation adjustment	(24)	15	435
Balance at end of year	$768	$898	$810
Valuation Allowance:
Balance at beginning of year	$(19)	$(34)	$(469)
Increase in impairment reserve	(33)	(43)	—
Reduction of impairment reserve	9	58	435
Balance at end of year	$(43)	$(19)	$(34)

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Condition and totaled $178.0 million, $179.6 million and $218.3 million at December 31, 2011, 2010 and 2009, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $429,000 and $471,000 at December 31, 2011 and 2010, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

8. Deposits

The following is a summary of scheduled maturities of certificates of deposit as of December 31, 2011:

	Retail	Brokered	Total
2012	$231,876	$11,805	$243,681
2013	73,507	—	73,507
2014	34,475	2,126	36,601
2015	32,385	17,033	49,418
2016	19,660	28,622	48,282
Thereafter	3,528	6,545	10,073
Total certificates of deposit	$395,431	$66,131	$461,562

Certificates of deposit issued in amounts of $100,000 or more totaled $187.9 million and $177.8 million at December 31, 2011 and 2010, respectively, including brokered certificates of deposit of $39.2 million and $10.0 million, respectively.

At December 31, 2011 and 2010, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $28.1 million and $36.3 million, respectively.

9. Borrowings

Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLBB overnight borrowings and line of credit advances, correspondent bank overnight borrowings, and treasury, tax and loan deposits that are due within one year from the origination date. The Company, through its bank subsidiary, had an available line of credit with the FHLBB of $9.9 million at December 31, 2011 and 2010. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2011 and 2010. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 20, 2012.

The following table summarizes other borrowed funds outstanding at December 31:

	2011	2010
Short-term Borrowings
Securities sold under repurchase agreements – retail	$144,228	$155,932
FHLBB and correspondent bank overnight borrowings	58,700	37,275
Treasury, tax and loan deposits	—	723
Total short-term borrowings	202,928	193,930
Long-term Borrowings
Securities sold under repurchase agreements – commercial	71,243	106,355
Notes payable	360	615
Capital lease obligation	1,125	1,169
Total long-term borrowings	72,728	108,139
Total other borrowed funds	$275,656	$302,069

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

9. Borrowings  – (continued)

Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2011	2010	2009
Balance outstanding at end of year	$202,928	$193,930	$145,541
Average daily balance outstanding	$202,423	$188,663	$190,142
Maximum balance outstanding at any month end	$287,334	$268,197	$277,562
Weighted average interest rate for the year	0.35%	0.63%	0.81%
Weighted average interest rate at end of year	0.22%	0.45%	1.06%

The securities sold under repurchase agreements — commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument became or becomes callable, as of December 31, 2011:

	Amount	Rate	Callable
2012	$5,000	4.60%	2008
2013	36,000	3.33%	2011
2016	25,000	2.61%	2012
2017	5,243	4.67%	2008
Total	$71,243	3.27%

Federal Home Loan Bank Advances

FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $698.8 million and $738.3 million at December 31, 2011 and 2010, respectively. The carrying value of securities pledged as collateral at the FHLB was $8.3 million and $16.8 million at December 31, 2011 and 2010, respectively.

The advances payable to the FHLB are summarized as follows:

	December 31, 2011		December 31, 2010
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.22% – 5.06% due in 2011	$—	$—	$112,024	$12,000
0.15% – 7.23% due in 2012	45,090	—	15,082	—
3.46% – 6.15% due in 2013	5,523	5,000	25,819	5,000
2.71% – 3.35% due in 2014	20,000	10,000	20,000	10,000
2.75% – 4.75% due in 2015	16,247	10,000	16,311	10,000
1.80% – 2.91% due in 2016	30,000	—	5,000	—
3.99% – 4.06% due in 2017	20,000	20,000	20,000	20,000
Total FHLB advances	$136,860	$45,000	$214,236	$57,000

Junior Subordinated Debentures

In April 2006, the Company formed Camden Capital Trust A (“CCTA”), which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA. The interest rate of the trust preferred

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

9. Borrowings  – (continued)

securities was fixed at 6.71% through June 2011 and now floats at the 3 month London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par any time on or after June 30, 2011.

In connection with the Union Trust acquisition, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, Union Bankshares Capital Trust I (“UBCT”). In 2006, Union Trust issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT. The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The interest rate of the trust preferred securities until April 7, 2011 was a blended rate equal to the sum of (1) the product of 50% times the average three-month LIBOR plus 1.42%, plus (2) the product of 50% times 6.4725%. The rate is now the average three-month LIBOR plus 1.42%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Statements of Condition. Interest expense on the junior subordinated debentures totaled $2.6 million during 2011 and $2.8 million during both 2010 and 2009. At December 31, 2011, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 20.1% of Tier 1 capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on its junior subordinated debentures at December 31, 2011 was a liability of $11.2 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities. In connection with the interest rate swap agreements and the liability position, the Company has posted $10.9 million of cash held as collateral with counterparties at December 31, 2011.

The Company has a notional amount of $6.1 million in an interest rate swap agreement with a commercial customer and an interest rate swap agreement of an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. As the two swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Income Taxes

The current and deferred components of income tax expense were as follows:

	2011	2010	2009
Current:
Federal	$11,301	$11,282	$10,316
State	463	433	407
	11,764	11,715	10,723
Deferred:
Federal	17	(602)	(280)
Income tax expense	$11,781	$11,113	$10,443

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	2011	2010	2009
Computed tax expense	$13,285	$12,558	$11,626
Increase (reduction) in income taxes resulting from:
Tax exempt income	(753)	(888)	(1,009)
State taxes, net of federal benefit	301	281	265
Income from life insurance	(760)	(517)	(450)
Low income housing credits	(393)	(381)	(230)
Other	101	60	241
Income tax expense	$11,781	$11,113	$10,443

Temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	2011		2010
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$8,061	$—	$7,811	$—
Allowance for OTTI of investments	5,352	—	5,314	—
Allowance for OREO valuation	179	—	428	—
Pension and other benefits	3,690	—	3,531	—
Depreciation	—	1,687	—	1,686
Deferred loan origination fees	—	1,155	—	1,161
Deferred compensation and benefits	890	—	919	—
Net unrealized gains on investments available for sale and derivative instruments	—	2,080	—	2,972
Net unrealized losses on postretirement plans	970	—	641	—
Purchase accounting	571	—	815	—
Deposit premium	—	937	—	939
Mortgage servicing rights	—	269	—	314
Prepaid expenses	—	579	—	525
Other	480	—	419	—
	$20,193	$6,707	$19,878	$7,597

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the net deferred tax asset.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Income Taxes  – (continued)

The Company is currently under review by the Internal Revenue Service for the income tax return for the year ended December 31, 2009. Although not currently under review, income tax returns for the years ended December 31, 2010 and 2008 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through other non-interest expense.

11. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Company declared $11.5 million, $7.7 million and $7.6 million in dividends to shareholders for the years ended December 31, 2011, 2010 and 2009, respectively. On December 30, 2011, the Company paid a special dividend of $0.50 per share.

Common Stock Repurchase

In September 2011, the Company’s board of directors authorized the 2011 Common Stock Repurchase Program (“The Repurchase Program”). The Repurchase Program authorizes management to repurchase up to 500,000 shares, or approximately 6.5%, of the Company’s outstanding common stock, over the next year when it feels conditions warrant. As of December 31, 2011, the Company repurchased 13,244 shares of common stock at an average price of $29.34.

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

	2011	2010	2009
Net income, as reported	$26,177	$24,766	$22,773
Weighted-average common shares outstanding – basic	7,672,126	7,655,668	7,642,492
Dilutive effect of stock-based compensation	7,769	7,830	11,481
Weighted-average common and potential common shares – diluted	7,679,895	7,663,498	7,653,973
Basic earnings per share – common stock	$3.41	$3.23	$2.98
Basic earnings per share – unvested share-based payment awards	3.17	3.23	2.98
Diluted earnings per share – common stock	3.41	3.23	2.97
Diluted earnings per share – unvested share-based payments awards	3.41	3.23	2.97

At December 31, 2011 and 2010, options to purchase 102,000 and 88,300 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS because the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

13. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k) plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the board of directors. For the years ended December 31, 2011, 2010, and 2009, these amounted to 3%, 2%, and 3%, respectively, of pre-tax compensation. For the years ended December 31, 2011, 2010 and 2009, expenses under the other postretirement plan amounted to $1.1 million, $1.0 million, and $1.1 million, respectively.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

The following table summarizes changes in the benefit obligation and plan assets for (i) the supplemental executive retirement plan and (ii) the other postretirement benefit plan as of December 31, 2011 and 2010:

	SERP		Other Postretirement Benefits
	2011	2010	2011	2010
Benefit obligations:
Beginning of year	$8,102	$7,700	$2,700	$2,580
Service cost	232	181	65	60
Interest cost	431	427	150	143
Actuarial loss	615	361	417	50
Benefits paid	(512)	(567)	(145)	(133)
End of year	8,868	8,102	3,187	2,700
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	512	567	145	133
Benefits paid	(512)	(567)	(145)	(133)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$8,868	$8,102	$3,187	$2,700
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,953	$1,405	$739	$327
Prior service cost	81	100	—	—
Total	$2,034	$1,505	$739	$327

The accumulated benefit obligation for the SERP was $7.2 million and $8.4 million at December 31, 2011 and 2010, respectively. In 2012, approximately $115,000 and $67,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $31,000 in net actuarial loss is expected to be recognized for the other postretirement benefit plan.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

The components of net period benefit cost and other amounts recognized in other comprehensive income were as follows:

	SERP			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net period benefit cost
Service cost	$232	$181	$205	$65	$60	$66
Interest cost	431	427	418	150	143	136
Recognized net actuarial loss	67	30	50	5	2	2
Recognized prior service cost	19	19	19	—	—	—
Net period benefit cost	749	657	692	220	205	204
Changes in funded status recognized in other comprehensive loss (income), before taxes
Net actuarial loss (gain)	615	361	(86)	417	50	—
Reclassifications to net period benefit cost Amortization of net unrecognized actuarial loss	(67)	(30)	(50)	(5)	(2)	(2)
Amortization of prior service cost	(19)	(19)	(19)	—	—	—
Total recognized in other comprehensive loss (income)	529	312	(155)	412	48	(2)
Total recognized in net period benefit cost and other comprehensive loss (income)	$1,278	$969	$537	$632	$253	$202

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions as of end of year
Discount rate for benefit obligation	4.75%	5.50%	5.75%	4.75%	5.45%	5.70%
Discount rate for net period benefit cost	5.50%	5.75%	6.00%	5.45%	5.70%	5.70%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Employee Benefit Plans  – (continued)

In 2012, the expected contribution is $502,000 for the SERP and $249,000 for the other postretirement benefit plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2012	$502	$149
2013	505	154
2014	371	158
2015	371	161
2016	422	158
2017 – 2021	2,265	836

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effects of the Act on the accumulated projected benefit obligation or net period post-retirement benefit cost are not reflected in the financial statements or accompanying notes because the Company has not concluded whether the benefits provided by the Plan are actuarially equivalent to Medicare Part D under the Act.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions:

	2011	2010	2009
Dividend yield	3.04%	3.10%	4.01%
Weighted average risk-free interest rate	1.95%	2.36%	1.60%
Weighted average expected volatility	51.90%	50.50%	42.89%
Weighted average expected life in years	5.12	5.12	5.20
Weighted average fair value of options granted	$12.30	$11.72	$6.90

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $204,000, $182,000 and $189,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Unrecognized compensation cost for nonvested stock options, which reflects an estimated annualized forfeiture rate of 5% per year over the vesting period, totaled $504,000 at December 31, 2011, and is expected to be recognized over the remaining weighted-average vesting period of 3.4 years. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $16,000 and $56,000, respectively. No options were exercised during the year ended December 31, 2009.

Stock option activity for 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at January 1, 2011	146,300	$32.22		$
Granted	27,000	33.39
Exercised	(1,900)	24.46
Forfeited and expired	(14,400)	33.89
Options outstanding at December 31, 2011	157,000	$32.36	6.4		$375
Options exercisable at December 31, 2011	79,650	$34.00	4.9		$161

A summary of the status of the Company’s nonvested stock options as of December 31, 2011 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	84,950	$8.65
Granted	27,000	12.30
Vested	(23,700)	8.88
Forfeited	(10,900)	10.34
Nonvested at December 31, 2011	77,350	$9.20

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

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Year Ended December 31,
	2011	2010	2009
Restricted stock awards	$92	$72	$139
Management stock purchase plan grants	37	19	21
Total compensation expense	$129	$91	$160
Related income tax benefit	$45	$32	$56
Fair value of grants vested	$106	$134	$273

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	7,833	$30.60	4,298	$8.26
Granted	1,500	33.60	5,541	11.01
Vested	(2,837)	30.60	(2,736)	6.97
Forfeited and expired	—	—	(321)	9.55
Nonvested at December 31, 2011	6,496	$31.92	6,782	$10.96

At December 31, 2011, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $137,000 which is expected to be recognized over a weighted average period of 1.4 years.

Long-Term Performance Share Plan

The Long-term Performance Share Plan (“LTIP”) is intended to create incentives to allow the Company to attract and retain its executives who will contribute to its future success. It is further the intent of the Company that awards made under this plan will achieve the twin goals of aligning executive incentive compensation with increases in shareholder value by using equity compensation as a tool to retain key employees. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the board of directors. The performance-based share units granted will vest only if certain revenue and expense goals or service conditions, as defined under the LTIP, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

Compensation expense recognized in connection with the LTIP is presented in the following table:

	Year Ended December 31,
	2011	2010	2009
Long-Term Performance Share Plan compensation expense	$672	$526	$719
Related income tax benefit	$235	$184	$251
Fair value of grants vested	$570	$327	$—

The following table presents a summary of the activity related to Long-Term Performance Share Plan for the period indicated:

	Long-Term Performance Share Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	65,036	$29.14
Granted	18,902	37.63
Vested	(20,385)	27.95
Nonvested at December 31, 2011	63,553	$32.05

Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $396,000 with a weighted-average remaining amortization period of 0.83 years at December 31, 2011.

Defined Contribution Retirement Plan

The Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. The Company granted 2,135 and 1,565 of Deferred Stock Awards during 2011 and 2010, respectively under the DCRP. Compensation expense totaled $20,000, $10,000, and $4,000 for the years ended December 31, 2011, 2010, 2009, respectively. Unrecognized stock compensation expense for the Deferred Stock Awards was $116,000 with a weighted-average remaining amortization period of 14 years at December 31, 2011.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Other Non-Interest Expenses

Detail of other expenses included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
	2011	2010	2009
Prepayment penalty on borrowings	$2,318	$—	$—
Communication costs	1,461	1,508	1,556
Debit and ATM related costs	1,425	1,276	1,152
Donations and marketing	1,347	1,240	1,133
Employee related costs	981	1,079	1,105
Office and branch supplies	767	785	710
Other expenses	2,666	2,732	3,321
Total	$10,965	$8,620	$8,977

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

As of December 31, 2011, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

16. Commitments and Contingencies  – (continued)

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2011	2010
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$254,603	$249,193
Commercial and commercial real estate	21,972	15,348
Residential	2,060	3,356
Letters of credit	1,178	1,929
Other commitments	1,932	76
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	7,773	9,355
Derivative mortgage loan commitments	2,356	—
Customer loan swaps	12,240	—
Interest rate swaps	43,000	30,000

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

Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures.

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $10.9 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on our junior subordinated debentures at December 31, 2011 was a liability of $11.2 million and, as this instrument qualifies as a highly effective cash flow hedge, the $6.6 million decrease in fair value was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $839,000 in 2011, and have been classified as cash flows from operating activities in the statement of cash flows. The Company expects net payments of $1.7 million in 2012, which will be reclassified from accumulated other comprehensive loss to earnings.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

16. Commitments and Contingencies  – (continued)

At December 31, 2010, the Company had a notional amount of $30.0 million in forward interest rate swap agreements on its junior subordinated debentures. In 2010, the Company swapped a portion of the variable cost for a fixed cost.

Customer Derivatives

The Company has a notional amount of $6.1 million in an interest rate swap agreement with a commercial customer and an interest rate swap agreement of an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. As the two swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Commitments totaled $7.8 million and $9.4 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company recognized a $37,000 gain on commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2011 and 2010, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

17. Fair Value

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections as of December 31, 2011.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value  – (continued)

The following table summarizes assets and liabilities measured at estimated fair value on a recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at December 31, 2011
Assets:
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises	$—	$30,107	$—	$30,107
Obligations of states and political subdivisions	—	39,758	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	505,384	—	505,384
Private issue collateralized mortgage obligations	—	10,641	—	10,641
Equity securities	—	4,146	—	4,146
Trading account assets	2,244	—	—	2,244
Liabilities:
Interest rate swap agreements	—	11,387	—	11,387
Fair Value Measurements at December 31, 2010
Assets:
Securities available-for-sale:
Obligations of U.S. government sponsored enterprises	$—	$49,357	$—	$49,357
Obligations of states and political subdivisions	—	14,220	—	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	464,842	—	464,842
Private issue collateralized mortgage obligations	—	20,722	—	20,722
Equity securities	—	4,438	—	4,438
Trading account assets	2,304	—	—	2,304
Liabilities:
Interest rate swap agreements	—	1,091	—	1,091

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value  – (continued)

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
Fair Value Measurements at December 31, 2011
Assets:
Impaired loans	$—	$18,183	$—	$18,183
Goodwill	—	—	276	276
Other real estate owned	—	—	1,682	1,682
Mortgage servicing rights	—	1,138	—	1,138
Fair Value Measurements at December 31, 2010
Assets:
Impaired loans	$—	$19,262	$—	$19,262
Other real estate owned	—	—	2,387	2,387
Mortgage servicing rights	—	1,381	—	1,381

The following table reconciles the beginning and ending balances of other real estate owned (“OREO”) measured at fair value on a non-recurring basis using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$2,387	$5,479
Additions	1,989	1,479
Disposals	(2,506)	(2,965)
Write-downs	(188)	(1,606)
Balance at end of period	$1,682	$2,387

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense. A rollforward of goodwill activity for 2011 is presented in Note 4.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Fair Value  – (continued)

The carrying amounts and estimated fair value for financial instrument assets and liabilities are presented in the following table:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,325	$39,325	$31,009	$31,009
Securities available-for-sale	590,036	590,036	553,579	553,579
Securities held-to-maturity	—	—	36,102	38,037
Trading account assets	2,244	2,244	2,304	2,304
Loans held for sale	6,061	6,268	5,528	5,575
FHLB and Federal Reserve Bank stock	21,962	21,962	21,962	21,962
Loans receivable, net of allowance	1,491,017	1,510,277	1,502,459	1,523,451
Mortgage servicing rights	768	1,138	898	1,381
Interest receivable	6,431	6,431	6,875	6,875
Financial liabilities:
Deposits	1,591,366	1,600,222	1,515,811	1,522,899
FHLB advances	136,860	143,642	214,236	220,099
Commercial repurchase agreements	71,243	75,342	106,355	114,188
Other borrowed funds	204,413	204,413	195,714	195,714
Junior subordinated debentures	43,717	43,717	43,614	50,843
Interest payable	1,093	1,093	1,841	1,841
Interest rate swap agreements	11,387	11,387	1,091	1,091

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

17. Fair Value  – (continued)

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

Junior Subordinated Debentures:  At December 31, 2011, carrying amounts approximate their fair value. At December 31, 2010, the fair value was estimated using a discounted cash flow calculation that applies current rates for debentures of similar maturity.

Derivatives:  The determination of the fair value of many derivatives is mainly derived from inputs that are observable in the marketplace. Such inputs include yield curves, publicly available volatilities, and floating indexes, and accordingly, are classified as Level 2 inputs. Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of FASB Accounting Standards Codification Topic 820, these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Company does not determine credit value adjustment on derivative assets and liabilities where the Company and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of Tier 1 capital to average assets (as defined in the applicable regulations). In addition, the OCC requires a minimum level of $2.5 million of Tier 1 capital to be maintained at Acadia Trust, N.A. Management believes that, as of December 31, 2011, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2011, the Bank was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$208,580	14.50%	$115,074	8.00%	$143,842	10.00%
Tier 1 capital	190,538	13.25	57,537	4.00	86,305	6.00
Tier 1 leverage capital ratio	190,538	8.63	89,836	4.00	112,295	5.00
As of December 31, 2010
Total risk-based capital	$194,172	13.63%	$113,977	8.00%	$142,472	10.00%
Tier 1 capital	176,307	12.37	56,989	4.00	85,483	6.00
Tier 1 leverage capital ratio	176,307	7.84	89,928	4.00	112,410	5.00

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$232,339	15.95%	$116,567	8.00%	$145,709	10.00%
Tier 1 capital	214,066	14.69	58,284	4.00	87,426	6.00
Tier 1 leverage capital ratio	214,066	9.59	91,056	4.00	113,820	5.00
As of December 31, 2010
Total risk-based capital	$216,516	15.05%	$115,097	8.00%	$143,871	10.00%
Tier 1 capital	198,479	13.80	57,548	4.00	86,322	6.00
Tier 1 leverage capital ratio	198,479	8.77	90,539	4.00	113,174	5.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

19. Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2011, 2010 and 2009:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$(1,765)		$617	$(1,148)
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	11,076		(3,870)	7,206
Net security gains realized during the period	(52	)(a)	18	(34)
Postretirement plans:
Net actuarial gain	138		(48)	90
Net prior service cost amortization	19		(7)	12
Net change in fair value of cash flow hedges	1,136		(397)	739
Balance, December 31, 2009	10,552		(3,687)	6,865
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	(1,714)		594	(1,120)
Net security losses realized during the period	409	(a)	(143)	266
Postretirement plans:
Net actuarial loss	(379)		132	(247)
Net prior service cost amortization	19		(6)	13
Net change in fair value of cash flow hedges	(2,227)		779	(1,448)
Balance, December 31, 2010	6,660		(2,331)	4,329
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	9,613		(3,365)	6,248
Net security gains realized during the period	(2,076	)(a)	727	(1,349)
Postretirement plans:
Net actuarial loss	(960)		336	(624)
Net prior service cost amortization	19		(7)	12
Net change in fair value of cash flow hedges	(10,085)		3,530	(6,555)
Balance, December 31, 2011	$3,171		$(1,110)	$2,061

(a)	Net security gains (losses) include before-tax OTTI credit related losses of $109,000, $221,000 and $11,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements

Following are the condensed Statements of Condition, Income and Cash Flows for the Company:

STATEMENTS OF CONDITION

	December 31,
	2011	2010
ASSETS
Cash	$18,661	$12,574
Trading assets	2,244	2,304
Premises and equipment	4,896	5,432
Investment in subsidiaries:
Bank subsidiary	239,953	221,136
Other subsidiary	11,205	12,682
Amounts receivable from subsidiaries	1,572	1,565
Investments in Camden Capital Trust A and Union
Bankshares Capital Trust I	1,331	1,331
Other assets	8,049	4,307
Total assets	$287,911	$261,331
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$—	$14
Junior subordinated debentures	43,717	43,614
Accrued interest and other liabilities	25,318	11,708
Shareholders’ equity	218,876	205,995
Total liabilities and shareholders’ equity	$287,911	$261,331

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
Operating Income
Dividend income from subsidiaries	$15,400	$12,400	$12,000
Fees from subsidiaries	18,048	16,821	15,218
Other income	13	188	256
Total operating income	33,461	29,409	27,474
Operating Expenses
Interest on borrowings	2,614	2,817	2,845
Salaries and employee benefits	11,417	10,316	9,598
Net occupancy	473	461	483
Furniture, equipment and data processing	3,296	3,158	2,278
Other operating expenses	3,041	3,186	3,286
Total operating expenses	20,841	19,938	18,490
Income before equity in undistributed earnings of subsidiaries and income taxes	12,620	9,471	8,984
Equity in undistributed earnings of subsidiaries	12,441	14,372	12,792
Income before income taxes	25,061	23,843	21,776
Income tax benefit	1,116	923	997
Net Income	$26,177	$24,766	$22,773

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$26,177	$24,766	$22,773
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(12,441)	(14,372)	(12,792)
Depreciation and amortization	1,194	1,182	944
Stock-based compensation expense	1,025	809	1,072
(Increase) decrease in amount receivable from subsidiaries	(22)	(573)	2,945
Increase in other assets	(35)	(1,962)	(1,068)
Increase in accrued expenses	3,522	1,992	1,318
Net cash provided by operating activities	19,420	11,842	15,192
Investing Activities
Purchase of premises and equipment	(1,286)	(2,759)	(865)
Net cash used by investing activities	(1,286)	(2,759)	(865)
Financing Activities
Exercise of stock options and restricted stock, net	(134)	114	6
Common stock repurchase	(389)	(49)	(55)
Cash dividends paid on common stock	(11,524)	(7,664)	(7,654)
Net cash used by financing activities	(12,047)	(7,599)	(7,703)
Net increase in cash	6,087	1,484	6,624
Cash at beginning of year	12,574	11,090	4,466
Cash at end of year	$18,661	$12,574	$11,090

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for 2011 and 2010:

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$24,860	$25,645	$24,386	$23,481	$26,171	$26,326	$26,278	$25,732
Interest expense	6,301	6,082	5,739	5,031	8,106	7,771	7,399	6,941
Net interest income	18,559	19,563	18,647	18,450	18,065	18,555	18,879	18,791
Provision for credit losses	1,119	970	1,182	1,464	1,996	1,950	1,291	1,062
Non-interest income	5,118	5,006	5,825	7,104	4,539	4,419	6,824	5,043
Non-interest expense	13,285	13,272	13,307	15,715	12,889	12,851	13,484	13,713
Income before income taxes	9,273	10,327	9,983	8,375	7,719	8,173	10,928	9,059
Income tax expense	2,934	3,257	3,054	2,536	2,406	2,587	3,487	2,633
Net income	$6,339	$7,070	$6,929	$5,839	$5,313	$5,586	$7,441	$6,426
Per common share:
Basic	$0.83	$0.92	$0.90	$0.76	$0.69	$0.73	$0.97	$0.84
Diluted	$0.83	$0.92	$0.90	$0.76	$0.69	$0.73	$0.97	$0.84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC

Berry Dunn McNeil & Parker, LLC
Bangor, Maine
March 2, 2012

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

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of the Company is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting and for identifying the framework used to evaluate its effectiveness. Management has designed processes, internal controls and a business culture that foster financial integrity and accurate reporting. The Company’s comprehensive system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States of America. The Company’s accounting policies and internal control over financial reporting, established and maintained by management, is under the general oversight of the Company’s board of directors, including the board of directors’ Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2011. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which precedes this report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column a) (c)
Equity compensation plans approved by shareholders	239,383	$21.80	498,326
Equity compensation plans not approved by shareholders	—	—	—
Total	239,383	$21.80	498,326

Refer to Notes 1 and 14 to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

Other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012.

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

3.  Exhibits:

Exhibit No.	Definition
(2.1)	Agreement and Plan of Merger, dated as of August 13, 2007, by and between the Company and Union Bankshares Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on August 14, 2007).
(3.i.1)	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
(3.ii)*	The Bylaws of Camden National Corporation, as amended to date
(10.1)	The Bank’s 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.2)	Amendment No. 1 to the 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on November 3, 2006).
(10.3)	The Company’s 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
(10.4)	The Company’s form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
(10.5)	The Company’s form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
(10.6)	Management Stock Purchase Plan, as amended April 29, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.7)	The Company’s Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
(10.8)	The Company’s Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).

Exhibit No.	Definition
(10.9)	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
(10.10)	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.11)	Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
(10.12)	The Company’s Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
(10.13)	The Company’s 2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
(10.14)	Form of Change in Control Agreement for chief executive officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.15)	Form of Change in Control Agreement for named executive officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
(10.16)	Amended and Restated Employment Agreement between Camden National Corporation and Robert W. Daigle, dated as of April 29, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
(10.17)	The Company’s Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 30, 2011).
(11.1)	Statement re computation of per share earnings is provided in Note 12 to the Notes to Consolidated Financial Statements in this report.
(14)	The Company’s Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
(21)*	Subsidiaries of the Company.
(23)*	Consent of Berry Dunn McNeil & Parker, LLC relating to the Company’s financial statements.
(31.1)*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Definition
(101)***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
Date: March 2, 2012	/s/ Gregory A. Dufour Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour Gregory A. Dufour	President, Director and Chief Executive Officer	February 28, 2012
/s/ Deborah A. Jordan Deborah A. Jordan	Chief Financial Officer and Principal Financial and Accounting Officer	February 28, 2012
/s/ Karen W. Stanley Karen W. Stanley	Chairman and Director	February 28, 2012
/s/ Ann W. Bresnahan Ann W. Bresnahan	Director	February 28, 2012
/s/ Robert J. Campbell Robert J. Campbell	Director	February 28, 2012
/s/ David C. Flanagan David C. Flanagan	Director	February 28, 2012
/s/ Craig S. Gunderson Craig S. Gunderson	Director	February 28, 2012
/s/ John W. Holmes John W. Holmes	Director	February 28, 2012
/s/ Rendle A. Jones Rendle A. Jones	Director	February 28, 2012
/s/ James H. Page James H. Page	Director	February 28, 2012
/s/ John M. Rohman John M. Rohman	Director	February 28, 2012
/s/ Robin A. Sawyer Robin A. Sawyer	Director	February 28, 2012