Form 10-Q
period 2012-03-31
CAMDEN NATIONAL CORP
filed 2012-05-09
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Outstanding at May 8, 2012:  Common stock (no par value) 7,684,589 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition March 31, 2012 and December 31, 2011	4

	Consolidated Statements of Income Three Months Ended March 31, 2012 and 2011	5

	Consolidated Statements of Comprehensive Income
	Three Months Ended March 31, 2012 and 2011	6

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2012 and 2011	7

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2012 and 2011	8

	Notes to Consolidated Financial Statements Three Months Ended March 31, 2012 and 2011	9-24

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	37-38

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4.	MINE SAFETY DISCLOSURES	39

ITEM 5.	OTHER INFORMATION	39

ITEM 6.	EXHIBITS	40

SIGNATURES		41

EXHIBIT INDEX		42

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine

May 9, 2012

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2012	2011
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$35,732	$39,325
Securities
Securities available for sale, at fair value	626,488	590,036
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,034	21,962
Total securities	647,522	611,998
Trading account assets	2,194	2,244
Loans held for sale	9,144	6,061
Loans	1,516,181	1,514,028
Less allowance for loan losses	(23,010)	(23,011)
Net loans	1,493,171	1,491,017
Goodwill and other intangible assets	44,774	45,194
Bank-owned life insurance	44,010	43,672
Premises and equipment, net	23,740	24,113
Deferred tax asset	13,131	13,486
Interest receivable	6,521	6,431
Prepaid FDIC assessment	4,507	4,796
Other real estate owned	1,898	1,682
Other assets	12,814	12,701
Total assets	$2,339,158	$2,302,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$251,157	$256,330
Interest checking, savings and money market	768,677	828,977
Retail certificates of deposit	383,258	395,431
Brokered deposits	152,656	110,628
Total deposits	1,555,748	1,591,366
Federal Home Loan Bank advances	221,767	136,860
Other borrowed funds	254,470	275,656
Junior subordinated debentures	43,742	43,717
Accrued interest and other liabilities	39,773	36,245
Total liabilities	2,115,500	2,083,844

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,684,589 and 7,664,975 shares on March 31, 2012 and December 31, 2011, respectively	51,328	51,438
Retained earnings	170,015	165,377
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	9,830	11,128
Net unrealized losses on derivative instruments, at fair value, net of tax	(5,739)	(7,264)
Net unrecognized losses on postretirement plans, net of tax	(1,776)	(1,803)
Total accumulated other comprehensive income	2,315	2,061
Total shareholders’ equity	223,658	218,876
Total liabilities and shareholders’ equity	$2,339,158	$2,302,720

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011
Interest Income
Interest and fees on loans	$18,435	$19,469
Interest on U.S. government and sponsored enterprise obligations	4,116	4,885
Interest on state and political subdivision obligations	365	466
Interest on federal funds sold and other investments	49	40
Total interest income	22,965	24,860
Interest Expense
Interest on deposits	2,538	3,015
Interest on borrowings	1,418	2,591
Interest on junior subordinated debentures	638	695
Total interest expense	4,594	6,301
Net interest income	18,371	18,559
Provision for credit losses	1,005	1,119
Net interest income after provision for credit losses	17,366	17,440
Non-Interest Income
Income from fiduciary services	1,439	1,547
Service charges on deposit accounts	1,156	1,231
Other service charges and fees	845	870
Bank-owned life insurance	339	539
Brokerage and insurance commissions	339	358
Mortgage banking income, net	336	80
Net gain (losses) on sale of securities	150	(33)
Other income	653	526
Total non-interest income before other-than-temporary impairment of securities	5,257	5,118
Other-than-temporary impairment of securities	(29)	—
Total non-interest income	5,228	5,118
Non-Interest Expenses
Salaries and employee benefits	6,908	6,851
Furniture, equipment and data processing	1,223	1,200
Net occupancy	1,111	1,060
Other real estate owned and collection costs	626	491
Consulting and professional fees	490	674
Regulatory assessments	435	703
Amortization of intangible assets	144	144
Other expenses	1,982	2,162
Total non-interest expenses	12,919	13,285
Income before income taxes	9,675	9,273
Income Taxes	3,092	2,934
Net Income	$6,583	$6,339
Per Share Data
Basic earnings per share	$0.86	$0.83
Diluted earnings per share	$0.86	$0.83
Weighted average number of common shares outstanding	7,672,039	7,659,970
Diluted weighted average number of common shares outstanding	7,686,933	7,672,398

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net income	$6,583	$6,339
Other comprehensive income, net of related tax effects:
Unrealized (losses) gains on AFS securities:
Unrealized holding (losses) gains on AFS arising during period	(1,219)	114
Less: reclassification adjustment for (gains) losses included in net income	(79)	22
Net change in unrealized (losses) gains on AFS securities	(1,298)	136
Unrealized gain on cash flow hedging derivatives	1,525	148
Postretirement plans:
Net actuarial loss arising during period	24	11
Less: amortization of prior service cost included in net periodic cost	3	2
Other comprehensive income	254	297
Comprehensive income	$6,837	$6,636

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	6,339	—	6,339
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	136	136
Change in fair value of cash flow hedges	—	—	—	148	148
Change in net unrecognized losses on postretirement plans	—	—	—	13	13
Total comprehensive income	—	—	6,339	297	6,636
Stock-based compensation expense	—	138	—	—	138
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	26,782	145	—	—	145
Common stock repurchased	(8,035)	(269)	—	—	(269)
Cash dividends declared ($0.25 per share)	—	—	(1,920)	—	(1,920)
Balance at March 31, 2011	7,677,243	$50,950	$155,149	$4,626	$210,725

Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	6,583	—	6,583
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(1,298)	(1,298)
Change in fair value of cash flow hedges	—	—	—	1,525	1,525
Change in net unrecognized losses on postretirement plans	—	—	—	27	27
Total comprehensive income	—	—	6,583	254	6,837
Stock-based compensation expense	—	130	—	—	130
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,614	(240)	—	—	(240)
Cash dividends declared ($0.25 per share)	—	—	(1,945)	—	(1,945)
Balance at March 31, 2012	7,684,589	$51,328	$170,015	$2,315	$223,658

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In Thousands)	2012	2011
Operating Activities
Net income	$6,583	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,005	1,119
Depreciation and amortization	1,033	960
Stock-based compensation expense	130	138
Increase in interest receivable	(90)	(480)
Amortization of intangible assets	144	144
Net decrease in trading assets	50	65
Net investment securities (gains) losses	(150)	33
Other-than-temporary impairment of securities	29	—
Increase in other real estate owned valuation allowance and loss disposition	180	84
Originations of mortgage loans held for sale	(8,492)	(3,096)
Proceeds from the sale of mortgage loans	5,728	8,618
(Gain) loss on sale of mortgage loans	(319)	6
Decrease in prepaid FDIC assessment	289	507
Decrease (increase) in other assets	884	(480)
Increase (decrease) in other liabilities	8	(455)
Net cash provided by operating activities	7,012	13,502
Investing Activities
Proceeds from maturities of securities held to maturity	—	251
Proceeds from sales and maturities of securities available for sale	61,039	39,147
Purchase of securities available for sale	(94,708)	(71,800)
Net increase in loans	(4,082)	(12,796)
Proceeds from sale of FHLB stock	928	—
Proceeds from the sale of other real estate owned	302	209
Proceeds from bank-owned life insurance	—	370
Proceeds from previously charge-off loans	97	324
Purchase of premises and equipment	(187)	(288)
Net cash used by investing activities	36,611	(44,583)
Financing Activities
Net (decrease) increase in deposits	(35,617)	28,869
Proceeds from Federal Home Loan Bank long-term advances	—	80,000
Repayments on Federal Home Loan Bank long-term advances	(91)	(127,088)
Net change in short-term Federal Home Loan Bank borrowings	85,000	(37,275)
Net (decrease) increase in other borrowed funds	(21,101)	83,577
Common stock repurchase	—	(269)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(240)	145
Cash dividends paid on common stock	(1,945)	(1,917)
Net cash provided by financing activities	26,006	26,042
Net decrease in cash and cash equivalents	(3,593)	(5,039)
Cash and cash equivalents at beginning of year	39,325	31,009
Cash and cash equivalents at end of period	$35,732	$25,970
Supplemental information
Interest paid	$4,563	$6,302
Income taxes paid	—	—
Transfer from loans to other real estate owned	698	96

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2012 and December 31, 2011, the consolidated statements of income for the three months ended March 31, 2012 and 2011, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2011 Form 10-K.

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

	Three Months Ended March 31,
	2012	2011
Net income, as reported	$6,583	$6,339
Weighted-average common shares outstanding – basic	7,672,039	7,659,970
Dilutive effect of stock-based compensation	14,894	12,428
Weighted-average common and potential common shares – diluted	7,686,933	7,672,398
Basic earnings per share – common stock	$0.86	$0.83
Basic earnings per share – unvested share-based payment awards	0.83	0.83
Diluted earnings per share – common stock	0.86	0.83
Diluted earnings per share – unvested share-based payment awards	0.86	0.83

At March 31, 2012 and 2011, options to purchase 48,400 and 54,050 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of March 31, 2012 and December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Obligations of U.S. government sponsored enterprises	$10,000	$77	$—	$10,077
Obligations of states and political subdivisions	35,996	2,380	—	38,376
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	548,158	16,472	(870)	563,760
Private issue collateralized mortgage obligations	12,210	—	(1,759)	10,451
Total debt securities	606,364	18,929	(2,629)	622,664
Equity securities	5,000	—	(1,176)	3,824
Total securities available for sale	$611,364	$18,929	$(3,805)	$626,488
December 31, 2011
Obligations of U.S. government sponsored enterprises	$29,996	$116	$(5)	$30,107
Obligations of states and political subdivisions	37,138	2,620	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	488,226	17,489	(331)	505,384
Private issue collateralized mortgage obligations	12,557	—	(1,916)	10,641
Total debt securities	567,917	20,225	(2,252)	585,890
Equity securities	5,000	—	(854)	4,146
Total securities available for sale	$572,917	$20,225	$(3,106)	$590,036

Net unrealized gains on AFS at March 31, 2012 and December 31, 2011 and included in accumulated other comprehensive income amounted to $9.8 million and $11.1 million, net of deferred taxes of $5.3 million and $6.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2012 and December 31, 2011, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Mortgage-backed securities	$96,580	$(870)	$43	$—	$96,623	$(870)
Private issue collateralized mortgage obligations	—	—	10,451	(1,759)	10,451	(1,759)
Equity securities	—	—	3,824	(1,176)	3,824	(1,176)
Total	$96,580	$(870)	$14,318	$(2,935)	$110,898	$(3,805)
December 31, 2011
U.S. government sponsored enterprises	$9,995	$(5)	$—	$—	$9,995	$(5)
Mortgage-backed securities	38,025	(331)	66	—	38,091	(331)
Private issue collateralized mortgage obligations	—	—	10,641	(1,916)	10,641	(1,916)
Equity securities	—	—	4,146	(854)	4,146	(854)
Total	$48,020	$(336)	$14,853	$(2,770)	$62,873	$(3,106)

At March 31, 2012, the Company held $110.9 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $9.5 million in private issue collateralized mortgage obligations (“CMOs”) which have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized losses for the CMOs are the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 19 securities with a fair value of $14.3 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at March 31, 2012, indicated potential future credit losses in the most likely scenario on two securities in which the Company recorded $29,000 in OTTI write-downs.

At March 31, 2012, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock (“DNP”) with an amortized cost of $5.0 million. Since early 2008, the auction rate securities market has been greatly affected by market turmoil that has resulted in failed auctions for the majority of auction rate securities including DNP. The security has maintained its Triple-A rating by Moody’s and Standard and Poor’s. Management believes the failed auctions are a liquidity event in the auction rate securities market and not a credit event. The Company is currently collecting all amounts due according to the contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered OTTI.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Three Months Ended March 31,
Available for sale	2012	2011
Proceeds from sales of securities	$13,040	$3,406
Gross realized gains	153	16
Gross realized (losses)	(3)	(49)

During the first quarter of 2012, the Company sold two mortgage-backed securities totaling $13.0 million. The Company had not recorded any OTTI on these securities.

Securities Pledged

At March 31, 2012 and December 31, 2011, securities with an amortized cost of $430.4 million and $435.8 million and a fair value of $447.4 million and $454.2 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$4,493	$4,544
Due after one year through five years	26,520	27,014
Due after five years through ten years	140,992	145,582
Due after ten years	434,359	445,524
	$606,364	$622,664

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Residential real estate loans	$573,695	$578,757
Commercial real estate loans	480,062	470,061
Commercial loans	179,797	185,045
Home equity loans	270,322	268,782
Consumer loans	12,716	11,878
Deferred loan fees net of costs	(411)	(495)
Total loans	$1,516,181	$1,514,028

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first quarter of 2012, the Company sold $5.4 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net gain on the sale of loans of $319,000. For the year ended December 31, 2011, the Company sold $28.6 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $292,000.

The allowance for loan losses (“ALL”) is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the ALL in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

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

The following is a summary of activity in the ALL:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$23,011	$22,293
Loans charged off	(1,089)	(847)
Recoveries on loans previously charged off	97	324
Net charge-offs	(992)	(523)
Provision for loan losses	991	1,117
Balance at end of period	$23,010	$22,887

The following table presents ALL and select loan information for the quarter ended March 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(308)	(179)	(191)	(387)	(24)	—	(1,089)
Recoveries	5	21	64	—	7	—	97
Provision	8	169	474	157	120	63	991
Ending balance	$6,103	$5,713	$5,193	$2,474	$523	$3,004	$23,010
Ending Balance: Individually evaluated for impairment	$754	$479	$567	$—	$—	$—	$1,800
Ending Balance: Collectively evaluated for impairment	$5,349	$5,234	$4,626	$2,474	$523	$3,004	$21,210
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$7,039	$4,058	$866	$868	$8	$—	$12,839
Ending Balance: Collectively evaluated for impairment	$566,245	$476,004	$178,931	$269,454	$12,708	$—	$1,503,342
Loans ending balance	$573,284	$480,062	$179,797	$270,322	$12,716	$—	$1,516,181

The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,216)	(1,633)	(1,256)	(861)	(59)	—	(5,025)
Recoveries	120	374	296	196	16	—	1,002
Provision (reduction)	4,221	(1,237)	173	1,318	261	5	4,741
Ending balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Ending Balance: Individually evaluated for impairment	$1,364	$961	$815	$440	$91	$—	$3,671
Ending Balance: Collectively evaluated for impairment	$5,034	$4,741	$4,031	$2,264	$329	$2,941	$19,340
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,715	$7,830	$4,019	$2,670	$152	$—	$27,386
Ending Balance: Collectively evaluated for impairment	$565,547	$462,231	$181,026	$266,112	$11,726	$—	$1,486,642
Loans ending balance	$578,262	$470,061	$185,045	$268,782	$11,878	$—	$1,514,028

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following periods:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
March 31, 2012
Pass (Grades 1-6)	$555,912	$418,961	$151,549	$—	$—
Performing	—	—	—	268,121	12,441
Special Mention (Grade 7)	869	10,275	8,538	—	—
Substandard (Grade 8)	16,503	50,826	19,144	—	—
Non-performing	—	—	—	2,201	275
Doubtful (Grade 9)	—	—	566	—	—
Total	$573,284	$480,062	$179,797	$270,322	$12,716
December 31, 2011
Pass (Grades 1-6)	$560,926	$413,489	$157,141	$—	$—
Performing	—	—	—	266,112	11,726
Special Mention (Grade 7)	876	8,134	8,998	—	—
Substandard (Grade 8)	16,460	48,438	18,335	—	—
Non-performing	—	—	—	2,670	152
Doubtful (Grade 9)	—	—	571	—	—
Total	$578,262	$470,061	$185,045	$268,782	$11,878

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following periods:

	30-59 days Past Due	60-89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2012
Residential real estate	$2,119	$211	$7,594	$9,924	$563,360	$573,284	$—	$9,570
Commercial real estate	3,857	968	2,888	7,713	472,349	480,062	—	7,578
Commercial	1,144	296	2,988	4,428	175,369	179,797	183	4,253
Home equity	99	115	1,930	2,144	268,178	270,322	—	2,202
Consumer	29	2	275	306	12,410	12,716	—	275
Total	$7,248	$1,592	$15,675	$24,515	$1,491,666	$1,516,181	$183	$23,878
December 31, 2011
Residential real estate	$2,207	$575	$7,373	$10,155	$568,107	$578,262	$99	$9,503
Commercial real estate	2,105	739	5,009	7,853	462,208	470,061	—	7,830
Commercial	1,020	184	2,309	3,513	181,532	185,045	135	3,955
Home equity	1,208	962	1,927	4,097	264,685	268,782	2	2,670
Consumer	73	10	152	235	11,643	11,878	—	152
Total	$6,613	$2,470	$16,770	$25,853	$1,488,175	$1,514,028	$236	$24,110

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration group works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $3.3 million at March 31, 2012 and December 31, 2011. The Company did not have any TDR loans that subsequently defaulted during the first quarter of 2012.

At March 31, 2012 and December 31, 2011, the allowance related to TDRs was $354,000 and $357,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At March 31, 2012, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of the following periods:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
March 31, 2012
Troubled-Debt Restructurings
Residential real estate	19	$3,221	$3,426	$3,309
Commercial real estate	3	1,708	1,708	1,235
Commercial	2	163	163	103
Total	24	$5,092	$5,297	$4,647
December 31, 2011
Troubled-Debt Restructurings
Residential real estate	19	$3,221	$3,426	$3,330
Commercial real estate	3	1,708	1,708	1,249
Commercial	2	163	163	103
Total	24	$5,092	$5,297	$4,682

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following periods:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With related allowance recorded:
Residential real estate	$10,701	$10,701	$1,435	$10,942	$32
Commercial real estate	5,488	5,488	689	5,405	—
Commercial	4,017	4,017	842	3,733	—
Home equity	1,334	1,334	377	1,766	—
Consumer	267	267	178	183	—
Ending Balance	$21,807	$21,807	$3,521	$22,029	$32
Without related allowance recorded:
Residential real estate	$2,060	$2,534	$—	$1,969	$7
Commercial real estate	2,090	3,378	—	2,300	—
Commercial	300	532	—	319	—
Home equity	868	1,395	—	800	—
Consumer	8	168	—	10	—
Ending Balance	$5,326	$8,007	$—	$5,398	$7
Total impaired loans	$27,133	$29,814	$3,521	$27,427	$39
December 31, 2011
With related allowance recorded:
Residential real estate	$10,717	$11,287	$1,364	$11,280	$109
Commercial real estate	5,477	5,478	961	7,257	3
Commercial	3,636	3,636	815	3,963	7
Home equity	1,888	1,887	440	1,457	1
Consumer	136	136	91	106	—
Ending Balance	$21,854	$22,424	$3,671	$24,063	$120
Without related allowance recorded:
Residential real estate	$1,998	$1,810	$—	$1,847	$21
Commercial real estate	2,353	3,815	—	2,078	—
Commercial	383	665	—	393	—
Home equity	782	1,189	—	422	—
Consumer	16	176	—	18	—
Ending Balance	$5,532	$7,655	$—	$4,758	$21
Total impaired loans	$27,386	$30,079	$3,671	$28,821	$141

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the three months ended March 31, 2012 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2011	$34,720	$7,010	$41,730
2012 sale of portion of business unit	—	(276)	(276)
Balance at March 31, 2012	$34,720	$6,734	$41,454

During the first quarter of 2012, the Company entered into a service agreement with Guidance Point Retirement Services, resulting in a reduction in goodwill and an increase in accounts receivable of $276,000.

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2011	$14,444	$(11,432)	$3,012
2012 amortization	—	(125)	(125)
Balance at March 31, 2012	$14,444	$(11,557)	$2,887

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2011	$753	$(301)	$452
2012 amortization	—	(19)	(19)
Balance at March 31, 2012	$753	$(320)	$433

The following table reflects the expected amortization schedule for intangible assets at March 31, 2012:

	Core Deposit	Trust Relationship
	Intangible	Intangible
2012	$377	$56
2013	502	75
2014	502	75
2015	502	75
2016	502	75
Thereafter	502	77
Total unamortized intangible	$2,887	$433

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers and provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended March 31, 2012 and 2011 were as follows:

	Supplemental Executive Retirement Plan		Other Postretirement Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Net period benefit cost
Service cost	$67	$58	$17	$16
Interest cost	102	108	37	38
Recognized net actuarial loss	29	17	8	1
Recognized prior service cost	5	4	—	—
Net period benefit cost	$203	$187	$62	$55

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On January 31, 2012, the Company awarded options to purchase 2,000 shares of common stock from the Stock Option and Incentive Plan to certain officers of the Company and/or Camden National Bank (the “Bank”). The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on January 31, 2012 were 53.34%, 5 years, 3.00%, and 0.89%, respectively. The options have been determined to have a fair value of $12.68 per share. The options vest over a five year period and have a contractual life of ten years from the date of grant.

On February 28, 2012, the Company granted 7,050 restricted stock awards to certain officers of the Company and/or the Bank under the 2003 Stock Option and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $35.76, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

Under the Long-term Performance Share Plan, 13,969 shares vested upon the achievement of certain revenue and expense goals under the 2009-2011 Long-term Performance Share Plan metrics. Under the Management Stock Purchase Plan, 7,195 shares were granted in lieu of the management employees’ annual incentive bonus during the first three months of 2012.  During the first quarter of 2012, the Company granted 2,322 deferred stock awards under the Defined Contribution Retirement Plan.

On March 27, 2012, the Company approved the Amended and Restated Long-Term Performance Share Plan for the 2012 – 2014 performance period (the “2012 – 2014 LTIP”). Pursuant to the 2012 – 2014 LTIP, certain executive officers of the Company are eligible to receive equity compensation based on the attainment of certain performance goals set forth in the 2012 – 2014 LTIP. Performance goals under the 2012-2014 LTIP include specific revenue growth and efficiency ratio goals for threshold, target and superior levels of performance, and a minimum level of performance for the Company’s non-performing asset to total asset ratio at December 31, 2014 and a minimum level of net income growth for the three-year period ending December 31, 2014.

NOTE 8 – FAIR VALUE

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. At March 31, 2012, the Company elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset.

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

The following table summarizes recurring and non-recurring assets and liabilities measured at estimated fair value:

	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)	Total
At March 31, 2012
Recurring fair value measurement:
Assets:
Available for sale debt securities:
Obligations of U.S. government sponsored enterprises	$—	$10,077	$—	$10,077
Obligations of states and political subdivisions	—	38,376	—	38,376
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	563,760	—	563,760
Private issue collateralized mortgage obligations	—	10,451	—	10,451
Available for sale equity securities:
Auction rate securities	—	3,824	—	3,824
Trading account assets	2,194	—	—	2,194
Loans held for sale	9,144	—	—	9,144
Liabilities:
Interest rate swap agreements	—	9,016	—	9,016
Nonrecurring fair value measurement:
Assets:
Impaired loans	$—	$18,286	$—	$18,286
Other real estate owned	—	—	1,898	1,898
Mortgage servicing rights	—	797	—	797

At December 31, 2011
Recurring fair value measurement:
Assets:
Available for sale debt securities:
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
Nonrecurring fair value measurement:
Assets:
Impaired loans	$—	$18,183	$—	$18,183
Goodwill	—	—	276	276
Other real estate owned	—	—	1,682	1,682
Mortgage servicing rights	—	1,138	—	1,138

The following table presents the difference between the aggregate fair value and the unpaid principal balance of loans held for sale at March 31, 2012:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under Fair Value Option	Fair Value Over/(Under) Unpaid Principal
Loans held for sale	$9,144	$8,834	$310

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,898	Sales comparison	Adjustment for differences between the comparable sales	—

The following table reconciles the beginning and ending balances of other real estate owned (“OREO”) measured at fair value on a nonrecurring basis using significant unobservable Level 3 inputs:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$1,682	$2,387
Additions	698	96
Write-downs	—	(84)
Disposals (1)	(482)	(209)
Balance at end of period	$1,898	$2,190

(1)	Includes a $180,000 loss on the sale of two OREO properties during first quarter of 2012.

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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at March 31, 2012:

			Fair Value Measurement at March 31, 2012
	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$35,732	$35,732	$35,732	$—	$—
Securities available for sale	626,488	626,488	—	626,488	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,194	2,194	2,194	—	—
Loans held for sale	9,144	9,144	9,144	—	—
Loans receivable, net of allowance	1,493,171	1,513,474	—	—	1,513,474
Mortgage servicing rights	588	797	—	797	—
Interest receivable	6,521	6,521	—	6,521	—
Financial liabilities:
Deposits	1,555,748	1,564,313	832,717	731,596	—
FHLB advances	221,767	228,192	—	228,192	—
Commercial repurchase agreements	66,221	69,995	—	69,995	—
Other borrowed funds	188,249	188,249	188,249	—	—
Junior subordinated debentures	43,742	43,742	—	43,742	—
Interest payable	1,124	1,124	1,124	—	—
Interest rate swap agreements	9,016	9,016	—	9,016	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,325	$39,325
Securities available for sale	590,036	590,036
FHLB and Federal Reserve Bank stock	21,962	21,962
Trading account assets	2,244	2,244
Loans held for sale	6,061	6,268
Loans receivable, net of allowance	1,491,017	1,510,277
Mortgage servicing rights	768	1,138
Interest receivable	6,431	6,431
Financial liabilities:
Deposits	1,591,366	1,600,222
FHLB advances	136,860	143,642
Commercial repurchase agreements	71,243	75,342
Other borrowed funds	204,413	204,413
Junior subordinated debentures	43,717	43,717
Interest payable	1,093	1,093
Interest rate swap agreements	11,387	11,387

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

Junior Subordinated Debentures:  At March 31, 2012 and December 31, 2011, carrying amounts approximate their fair value.

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

In October 2010, Daniel G. Lilley Law Offices, P.A. filed a complaint against the Bank in the Superior Court in Oxford County, Maine claiming that the Bank owed Daniel G. Lilley Law Offices, P.A. compensation for a benefit that the Law Offices provided to the Bank. While the plaintiff has not yet given a final calculation of the damages sought, it appears that it seeks payment of approximately $574,000, or 40% of the benefit it alleges was retained by the Bank from The Steamship Navigation Company judgment in September 2004. The case was transferred to the Business Court in Portland and a motion to dismiss was filed with the court by the Bank. On May 19, 2011, the court granted the Bank’s motion to dismiss the complaint. However, on June 8, 2011, Daniel G. Lilley Law Offices, P. A. filed an appeal to this ruling. In December 2011, both parties filed documents with the law court under the appeal and the law court heard the case under the appeal on April 12, 2012. The Company is awaiting a final ruling from the law court.

As of March 31, 2012, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	March 31,	December 31,
	2012	2011
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$257,932	$254,603
Commercial and commercial real estate	27,015	21,972
Residential	1,100	2,060
Letters of credit	1,560	1,178
Other commitments	3,030	1,932
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	12,262	7,773
Derivative mortgage loan commitments	3,450	2,356
Customer loan swaps	12,169	12,240
Interest rate swaps	43,000	43,000

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

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $8.4 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at March 31, 2012 was a liability of $8.8 million and, as this instrument qualifies as a highly effective cash flow hedge, the $2.3 million increase in fair value during the first quarter of 2012 was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $384,000 in first quarter of 2012, and have been classified as cash flows from operating activities in the statement of cash flows.

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

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Commitments totaled $12.3 million on March 31, 2012 and $7.8 million at December 31, 2011. At March 31, 2012, the Company recognized a $34,000 loss on commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At March 31, 2012, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the three months ended March 31, 2012 and 2011:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$3,171		$(1,110)	$2,061
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	(1,876)		657	(1,219)
Net security gains realized during the period	(121	)(a)	42	(79)
Postretirement plans:
Net actuarial loss	37		(13)	24
Net prior service cost amortization	5		(2)	3
Net change in fair value of cash flow hedges	2,346		(821)	1,525
Balance, March 31, 2012	$3,562		$(1,247)	$2,315
Balance, December 31, 2010	$6,660		$(2,331)	$4,329
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	176		(62)	114
Net security losses realized during the period	33		(11)	22
Postretirement plans:
Net actuarial loss	17		(6)	11
Net prior service cost amortization	4		(2)	2
Net change in fair value of cash flow hedges	227		(79)	148
Balance, March 31, 2011	$7,117		$(2,491)	$4,626

(a)	Net security gains include before-tax OTTI credit related losses of $29,000 for the quarter ended March 31, 2012. No OTTI was recorded for the quarter ended March 31, 2011.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs . This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. Other than expanded disclosures, the implementation of ASU No. 2011-04 did not have material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for identifying whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2012 for potential recognition or disclosure as required by GAAP.

On April 23, 2012, the Company signed a definitive agreement to acquire 15 branch banking locations from Bank of America, National Association. The acquisition will expand the Company’s franchise to 53 branches and results in an additional $414 million of deposits and $14 million in business loans.  The transaction is subject to regulatory approval and is expected to close by the end of the third quarter 2012.

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in Maine, and a substantial portion of these loans have real estate as collateral;
•	changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	competitive pressures, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;
•	continued volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans;
•	changes in information technology that require increased capital spending;
•	changes in consumer spending and savings habits;
•	changes in laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance; and
•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2011 . Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

In preparing the Company’s Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans, and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups, taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. Finally, an unallocated portion of the total allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment.

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of March 31, 2012 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. We are currently under review by the Internal Revenue Service for the years ended December 31, 2009 and 2010. Income tax returns for the years ended December 31, 2008 and 2011 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2012:

Net income of $6.6 million for the three-month period ended March 31, 2012 increased $244,000, or 4%, compared to the three-month period ended March 31, 2011.  Net income per diluted share increased to $0.86, compared to $0.83 per diluted share earned during the first three months of 2011. The following were major factors contributing to the results of the first three months of 2012 compared to the same period of 2011:

•	Net interest income on a fully-taxable equivalent basis for the first three months of 2012 decreased $259,000, or 1%, to $18.6 million primarily due to the decline in our average earning assets of $26.4 million and a slight decline in our tax equivalent net interest margin of 1 basis point to 3.48%,
•	The provision for credit losses of $1.0 million decreased $114,000 in the first three months of 2012 compared to the same period of 2011,
•	Non-interest income for the first three months of 2012 was $5.2 million, a 2% increase over the first three months of 2011, and
•	Non-interest expense for the first three months of 2012 was $12.9 million, a decrease of $366,000, or 3%, over the first three months of 2011.

Financial condition at March 31, 2012 compared to December 31, 2011:

•	Total loans at March 31, 2012 were $1.5 billion, an increase of $2.2 million compared to December 31, 2011. The increase in loan balances was primarily due to growth in the commercial real estate and commercial loan portfolio of $4.8 million,
•	Investment securities increased $35.5 million at March 31, 2012 compared to December 31, 2011,
•	Deposits at March 31, 2012 were $1.6 billion, a decrease of $35.6 million, or 2%, compared to December 31, 2011. The decrease in deposit balances was primarily in interest checking, savings and money market accounts and retail certificates of deposit, and
•	Shareholders’ equity increased 2% due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 78% of total revenues (net interest income and non-interest income), is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $18.6 million on a fully-taxable equivalent basis for the three months ended March 31, 2012, compared to $18.9 million for the first three months of 2011, a decrease of $259,000, or 1%. The decrease in net interest income is primarily due to the decline in our average earning assets of $26.4 million and a slight decline in our tax equivalent net interest margin of 1 basis point to 3.48%, partially offset by the $40.3 million increase in average demand deposits and shareholders’ equity. The yield on earning assets for the first three months of 2012 decreased 34 basis points compared to the same period in 2011, reflecting the impact of the reinvestment of cashflows from investment securities and loans at lower rates.   The average cost of funds for the first quarter of 2012 was 1.03%, a decrease of 34 basis points compared to the same period in 2011, as a result of lower interest rates and a favorable shift in the deposit mix to lower cost transaction accounts. Average core deposits (demand deposits, interest checking, savings, and money market accounts) increased $111.1 million, or 12% compared to the first quarter of 2011. Average balances on retail certificates of deposit declined $68.1 million as customers continue to shift to more liquid deposits instruments given the current low interest rate environment.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$569,579	$4,162	2.92%	$572,504	$4,922	3.44%
Securities – nontaxable (1)	39,481	561	5.68%	47,631	717	6.02%
Trading account assets	2,195	3	0.63%	2,245	4	0.63%
Loans (1) (2) :
Residential real estate	581,265	7,103	4.89%	598,478	7,637	5.10%
Commercial real estate	475,303	6,032	5.02%	465,754	6,224	5.35%
Commercial	169,329	2,039	4.76%	171,900	2,233	5.20%
Municipal	13,058	172	5.30%	17,248	216	5.08%
Consumer	281,557	3,149	4.50%	282,411	3,234	4.64%
Total loans	1,520,512	18,495	4.85%	1,535,791	19,544	5.10%
Total interest-earning assets	2,131,767	23,221	4.34%	2,158,171	25,187	4.68%
Cash and due from banks	35,858			25,917
Other assets	154,811			159,138
Less: allowance for loan losses	(23,080)			(22,526)
Total assets	$2,299,356			$2,320,700
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$266,744	74	0.11%	$234,139	137	0.24%
Savings accounts	182,249	95	0.21%	168,616	103	0.25%
Money market accounts	354,996	541	0.61%	316,473	594	0.76%
Certificates of deposit	391,802	1,341	1.38%	459,906	1,725	1.52%
Total retail deposits	1,195,791	2,051	0.69%	1,179,134	2,559	0.88%
Brokered deposits	129,831	487	1.51%	112,200	456	1.65%
Junior subordinated debentures	43,730	638	5.87%	43,628	695	6.46%
Borrowings	420,950	1,418	1.35%	529,363	2,591	1.99%
Total wholesale funding	594,511	2,543	1.72%	685,191	3,742	2.22%
Total interest-bearing liabilities	1,790,302	4,594	1.03%	1,864,325	6,301	1.37%
Demand deposits	254,176			227,834
Other liabilities	34,441			22,047
Shareholders’ equity	220,437			206,494
Total liabilities and shareholders’ equity	$2,299,356			$2,320,700
Net interest income (fully-taxable equivalent)		18,627			18,886
Less: fully-taxable equivalent adjustment		(256)			(327)
		$18,371			$18,559
Net interest rate spread (fully-taxable equivalent)			3.31%			3.31%
Net interest margin (fully-taxable equivalent)			3.48%			3.49%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the three months ended March 31, 2012 totaled $1.0 million, compared with $1.1 million for the same period in 2011. Please see the caption “Asset Quality” located below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represents 22% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the three months ended March 31, 2012. Non-interest income of $5.2 million for the three month period ended March 31, 2012 increased by $110,000, or 2%, compared to $5.1 million for the three month period ended March 31, 2011.

	Three Months Ended March 31,
	2012	2011
Income from fiduciary services	$1,439	$1,547
Service charges on deposit accounts	1,156	1,231
Other service charges and fees	845	870
Bank-owned life insurance	339	539
Brokerage and insurance commissions	339	358
Mortgage banking income	336	80
Net gain (losses) on sale of securities	150	(33)
Other income	653	526
Non-interest income before other-than-temporary impairment of securities	5,257	5,118
Other-than-temporary impairment of securities	(29)	—
Total non-interest income	$5,228	$5,118

The significant changes in non-interest income for the three months ended March 31, 2012 compared to 2011 include:

•	Increase in mortgage banking income of $256,000, primarily due to the increased sales and commitments to sell thirty-year fixed rate mortgages;

•	Increase in gain on sale of securities of $183,000 primarily due to the sale of mortgage-backed securities totaling $13 million; and

•	Decrease in bank-owned life insurance resulting from non-recurring benefit of $170,000 related to policy proceeds received during the first quarter last year.

Non-Interest Expenses

Non-interest expenses decreased $366,000, or 3%, for the three months ended March 31, 2012 compared to the same period in 2011. The following table presents the components of non-interest expense:

	Three Months Ended March 31,
	2012	2011
Salaries and employee benefits	$6,908	$6,851
Furniture, equipment and data processing	1,223	1,200
Net occupancy	1,111	1,060
Other real estate owned and collections costs	626	491
Consulting and professional fees	490	674
Regulatory assessments	435	703
Amortization of identifiable intangible assets	144	144
Other expenses	1,982	2,162
Total non-interest expenses	$12,919	$13,285

The significant changes in non-interest expense for the three months ended March 31, 2012 compared to 2011 include:

•	Decrease in regulatory assessments as a result of a lower FDIC deposit assessment rate related to the change in the assessment base from deposits to assets minus tangible equity;

•	Decrease in consulting and professional fees primarily due to decrease in general legal fees;

•	Decrease in other expense of $180,000, or 8%, primarily related to reduced advertising cost of $133,000; and

•	Increase in OREO and collections costs of $135,000, or 27%, primarily due to the ongoing foreclosure costs associated with our consumer portfolio and a $96,000 increase in losses on the sale of OREO properties during the first quarter of 2012.

FINANCIAL CONDITION

Overview

Total assets at March 31, 2012 were $2.3 billion, an increase of $36.4 million from December 31, 2011. The increase was due to an increase in the investment portfolio of $35.5 million and growth in the commercial and commercial real estate portfolios of $4.8 million, partially offset by a decline in the consumer related portfolio of $2.7 million, due primarily to the continued sale of thirty-year fixed-rate mortgages. Total liabilities increased $31.7 million as Federal Home Loan Bank (“FLHB”) advances increased $84.9 million, partially offset by a decline in total deposits of $35.6 million. Total shareholders’ equity increased $4.8 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first three months of 2012, average assets of $2.3 billion decreased $21.3 million, compared to the same period in 2011.  This decrease was primarily the result of decreases in average loans of $15.3 million and average investments of $11.1 million. Average liabilities decreased $35.3 million for the three months ended March 31, 2012 compared to the same period of 2011, primarily due to a decrease in average wholesale funding of $90.7 million, partially offset by an increase in core deposits (demand deposits, interest checking, savings, and money market accounts) of $111.1 million. Average shareholders’ equity increased $13.9 million, which was the result of retained earnings and other comprehensive income, partially offset by dividends declared to shareholders.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment security balances at March 31, 2012 of $647.5 million increased $35.5 million, or 6%, from December 31, 2011.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At March 31, 2012, we had $9.8 million of unrealized gains on AFS securities, net of deferred taxes, compared to $11.1 million of unrealized gains, net of deferred taxes, at December 31, 2011.

Within our AFS portfolio, we hold senior tranches of non-agency collateralized mortgage obligations (“CMOs”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At March 31, 2012, six of our CMOs were non-investment grade, had fair values of $9.5 million, and unrealized losses of $1.7 million. Management believes the unrealized losses for the CMOs are primarily a reflection of the lack of liquidity in the market and do not reflect the credit quality. The Bank evaluates the unrealized losses within its portfolio each quarter to determine if the impairment is other-than-temporary.

Included in the analyses is a base case scenario as well as several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests are performed monthly on the higher risk bonds using current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is derived from the Bloomberg and FTM models. These analyses allow the Bank to track loan data, performance data for the individual tranche and the entire issue and prepayment history. The base case uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the bond. Inputs in the base case are modified when deemed appropriate to better reflect future expected cash flows. Based on the results of this analysis, the Company recorded a $29,000 OTTI write-down during the first quarter of 2012.

At March 31, 2012, the Company held Duff & Phelps Select Income Fund Auction Preferred Stock with an amortized cost of $5.0 million which has failed at auction. The security is rated Triple-A by Moody’s and Standard and Poor’s. Management believes the failed auctions are a temporary liquidity event related to this asset class of securities. The Company is currently collecting all amounts due according to contractual terms and has the ability and intent to hold the securities until they clear auction, are called, or mature; therefore, the securities are not considered OTTI.

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLB advances. As of March 31, 2012, our investment in FHLB stock totaled $21.0 million. No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. While we currently have no intention to terminate our FHLB membership, the ability to redeem our investment in FHLB stock would be subject to the conditions imposed by the FHLB. During the first quarter of 2012, the FHLBB announced they would repurchase a targeted amount of members’ excess capital stock. This was the first such repurchase since the FHLBB’s moratorium was established and they indicated this will be the only such repurchase it intends to make in 2012. As a result, $928,000 of FHLB stock was repurchased from the Company in March 2012.

Loans

We provide loans primarily to customers located within our geographic market area. At March 31, 2012, total loans of $1.5 billion (including loans held-for-sale) increased $5.2 million from December 31, 2011, primarily related to the increase in commercial real estate loan portfolio of $10.0 million, partially offset by a decrease in the residential real estate portfolio of $5.1 million due to the continued sale of thirty-year fixed rate mortgages. The commercial portfolio declined $5.2 million, while consumer and home equity balances increased $2.4 million.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2012	2011
Non-accrual loans
Residential real estate	$9,570	$9,503
Commercial real estate	7,578	7,830
Commercial	4,253	3,955
Consumer	2,477	2,822
Total non-accrual loans	23,878	24,110
Accruing loans past due 90 days	183	236
Renegotiated loans not included above	3,256	3,276
Total non-performing loans	27,317	27,622
Other real estate owned	1,898	1,682
Total non-performing assets	$29,215	$29,304
Non-performing loans to total loans	1.79%	1.82%
Allowance for credit losses to non-performing loans	84.36%	83.38%
Non-performing assets to total assets	1.25%	1.27%
Allowance for credit losses to non-performing assets	78.88%	78.59%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2012, potential problem loans amounted to approximately $1.7 million, or 0.11% of total loans, compared to $1.6 million, or 0.11% of total loans, at December 31, 2011.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31,	December 31,
(Dollars in Thousands)	2012	2011
Loans 30-89 days past due:
Residential real estate loans	$1,961	$2,429
Commercial real estate	3,075	2,107
Commercial loans	846	911
Consumer loans	245	1,793
Total loans 30-89 days past due	$6,127	$7,240

Loans 30-89 days past due to total loans	0.40%	0.48%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first three months of 2012, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011
Allowance at the beginning of the period	$23,011	$22,293
Provision for loan losses	991	1,117
Charge-offs:
Residential real estate loans	308	172
Commercial real estate	179	231
Commercial loans	191	391
Consumer loans	411	53
Total loan charge-offs	1,089	847

Recoveries:
Residential real estate loans	5	50
Commercial real estate loans	21	9
Commercial loans	64	80
Consumer loans	7	185
Total loan recoveries	97	324
Net charge-offs	(992)	(523)
Allowance at the end of the period	$23,010	$22,887

Components of allowance for credit losses:
Allowance for loan losses	$23,010	$22,887
Liability for unfunded credit commitments	34	28
Balance of allowance for credit losses at end of the period	$23,044	$22,915
Average loans outstanding	$1,520,512	$1,535,791

Net charge-offs (annualized) to average loans outstanding	0.26%	0.14%
Provision for credit losses (annualized) to average loans outstanding	0.26%	0.29%
Allowance for credit losses to total loans	1.51%	1.49%
Allowance for credit losses to net charge-offs (annualized)	580.75%	1,095.36%
Allowance for credit losses to non-performing loans	84.36%	99.89%
Allowance for credit losses to non-performing assets	78.88%	91.18%

During the first three months of 2012, the Company provided $1.0 million of expense to the ALL compared to $1.1 million for the same period in 2011. As stated previously, the determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses was primarily a result of stabilized asset quality ratios. Non-performing assets as a percentage of total assets decreased to 1.25% at March 31, 2012 compared to 1.27% at December 31, 2011, but was higher than the March 31, 2011 level of 1.08% as a result of an increase in non-accrual loans. Our local economy continues to experience a decline in retail sales, sustained unemployment, and an overall decline in real estate values. We believe the ALL of $23.0 million, or 1.51% of total loans outstanding and 84.36% of total non-performing loans at March 31, 2012, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions continue to deteriorate, however, the provision will likely be increased. The ALL was 1.49% of total loans outstanding and 99.89% of total non-performing loans at March 31, 2011, and 1.52% of total loans outstanding and 83.38% of total non-performing loans at December 31, 2011.

Liabilities and Shareholders’ Equity

Total liabilities increased $31.7 million, or 2%, since December 31, 2011, to $2.1 billion at March 31, 2012.  Total deposits, including brokered deposits, decreased $35.6 million since December 31, 2011, resulting from decreases in interest checking, savings and money market balances of $60.3 million, retail certificates of deposit of $12.2 million, and demand deposits of $5.2 million, partially offset by an increase in brokered deposits of $42.0 million. The largest decrease was in interest checking, which declined $49.4 million primarily due to seasonal balance fluctuations. Borrowings increased $63.7 million, which was comprised of an $84.9 million increase in advances from the FHLB, partially offset by a decrease in other borrowings of $21.2 million, primarily related to a reduction in overnight funding.

Total shareholders’ equity increased $4.8 million, or 2%, since December 31, 2011, which was primarily a result of current year earnings of $6.6 million, and an increase in other comprehensive income of $254,000, offset by dividends declared to shareholders of $1.9 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	March 31,	December 31,
	2012	2011
Return on average equity	12.01%	12.16%
Average equity to average assets	9.59%	9.32%
Dividend payout ratio	29.16%	44.05%
Dividends declared per share	$0.25	$1.50
Book value per share	$29.10	$28.56

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2012 and 2011, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2012, average deposits (including brokered deposits) of $1.6 billion increased $60.6 million compared to the same period in 2011. Comparing average deposits for the first three months of 2012 to the same period of 2011, we experienced growth in the average balances of money market accounts of $38.5 million, interest checking accounts of $32.6 million, demand deposits of $26.3 million, brokered deposits of $17.6 million, and savings accounts of $13.6 million, while average retail certificate of deposit balances declined $68.1 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. The deposits in the Acadia Trust, N.A. client accounts, which totaled $97.5 million at March 31, 2012, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The movement from retail certificates of deposit to other core deposit categories reflects customers continuing shift to more liquid deposit instruments given the current low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds, sell securities under agreements to repurchase and utilize Treasury Tax and Loan accounts. Average borrowings and long-term debt for the first three months of 2012 were $464.7 million, a decrease of $108.3 million, or 19%, from 2011. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $700.3 million and $720.2 million at March 31, 2012 and 2011, respectively. The carrying value of securities pledged as collateral at the FHLBB was $7.9 million and $16.1 million at March 31, 2012 and 2011, respectively. Through the Bank, we have an available line of credit with the FHLBB of $9.9 million at March 31, 2012 and 2011. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2012. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2012. We had no outstanding balance on these lines of credit at March 31, 2012.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios, and those of the Bank, exceeded regulatory guidelines at March 31, 2012, December 31, 2011 and March 31, 2011. The following table presents our regulatory capital ratios at the periods indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011
Tier 1 capital to risk	14.90%	14.69%	13.84%
Total capital to risk	16.16%	15.95%	15.10%
Tier 1 leverage capital ratio	9.70%	9.59%	8.93%

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2012, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $223.7 million, $218.9 million and $210.7 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, which amounted to 9.5% of total assets at March 31, 2012 and December 31, 2011 and 9.0% of total assets at March 31, 2011. Total shareholders’ equity increased $13.0 million, or 6%, from March 31, 2011 and $4.8 million, or 2% from December 31, 2011, which was a result of earnings and an increase in other comprehensive income partially offset by dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $1.9 million for both of the three month periods ended March 31, 2012 and 2011, respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $3.0 million for both the first three months of 2012 and 2011. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 27, 2011, the board of directors authorized the 2011 Common Stock Repurchase Program (“2011 Plan”) for the repurchase of up to 500,000 shares, or approximately 6.5% of the Company's outstanding common stock. Under the 2011 Plan, Camden National has repurchased 13,241 shares of common stock at an average price of $29.34. The 2011 Plan will expire on October 1, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2012, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousand)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,560	1,560	$—	$—	$—
Commercial Commitment Letters	27,015	27,015	—	—	—
Residential Loan Origination	1,100	1,100	—	—	—
Home Equity Line of Credit Commitments	257,932	81,996	2,461	864	172,611
Other Commitments to Extend Credit	3,030	3,030	—	—	—
Total	$290,637	$114,701	$2,461	$864	$172,611

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2012, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,017	$464	$545	$276	$732
Capital Leases	1,141	55	118	127	841	(a)
Federal Funds – Overnight	36,225	36,225	—	—	—
FHLBB Borrowings – Advances	221,767	130,112	30,423	41,232	20,000
Commercial Repurchase Agreements	66,221	36,000	25,000	5,221	—
Other Borrowed Funds	150,606	150,606	—	—	—
Junior Subordinated Debentures	43,742	—	—	—	43,742
Note Payable	275	198	77	—	—
Other Contractual Obligations	375	375	—	—	—
Total	$522,369	$354,035	$56,163	$46,856	$65,315

(a)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $28,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2012, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and March 30, 2031, respectively.

At March 31, 2012, the Company had a notional amount of $6.1 million in an interest rate swap agreement with a commercial customer and an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

SUBSEQUENT EVENTS

On April 23, 2012, the Company signed a definitive agreement to acquire 15 branch banking locations from Bank of America, National Association. The acquisition will expand the Company’s franchise to 53 branches and results in an additional $414 million of deposits and $14 million in business loans.  The transaction is subject to regulatory approval and is expected to close by the end of the third quarter 2012.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (year-1) and a “rate shock” (year-2 and beyond) have on margin expectations. In the down 100 bp scenario, Fed Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first quarters of 2012 and 2011, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 - Base	March 31, 2012	March 31, 2011
Year 1
+400 bp	(3.00)%	(2.10)%
+200 bp	(3.00)%	(2.10)%
-100 bp	(0.40)%	(0.30)%
Year 2
+400 bp	(6.90)%	(3.30)%
+200 bp	(5.00)%	(1.80)%
-100 bp	(8.50)%	(4.90)%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2012 was the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets cashflows at today’s lower rate levels at a faster pace than the decline in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current level over the first year as funding cost reductions and assumed loan floors help keep net interest income near current levels. Thereafter, net interest income declines as assets reprice/replace at a faster pace into the lower rate environment driven by prepayments on mortgage-related assets, while additional reductions to funding costs are negligible. In a rising interest rate environment, with a parallel yield curve shift, initial pressure on net interest income is projected into the second year, which is attributable to the larger short-term funding position that resets up quickly, while asset yield improvements are lagged due to the more fixed rate and intermediate term repricing nature of the asset base. As funding maturities slow and asset cashflows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation. If the yield curve were to flatten as rates rise, near-term net interest income exposure is projected to increase and lengthen the recovery period into the third year as incremental increases to funding costs outpace the asset base rolling into higher replacement yields.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2012, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and a $6.1 million interest rate swap related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended March 31, 2012 regarding shares of common stock of the Corporation that were repurchased under the 2003 Stock Option and Incentive Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
Purchases of Equity Securities (1) (2)
1/1/2012 to 1/31/2012	—	$—	—	—
2/1/2012 to 2/29/2012	234	33.63	234	—
3/1/2012 to 3/31/2012	7,801	32.37	7,801	—
Total Purchases of Equity Securities	8,035	$33.47	8,035	—

(1)	Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.
(2)	In September 2011, the Board of Directors of the Company voted to authorize a Common Stock Repurchase Program (the “Repurchase Program”) which will allow for the repurchase of up to 500,000 shares of the Company’s common stock. The authority, which expires on September 30, 2012, may be exercised from time to time and in such amounts as market conditions warrant. During the first quarter of 2012, we made no repurchases under the Repurchase Program.
(3)	The Company’s share-based compensation plans do not restrict the number of shares that may be purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

(2.1) Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with Securities and Exchange Commission on April 24, 2012)

(10.1) The Company’s 2012 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2012)

(10.17) Camden National Corporation Amended and Restated Long-Term Performance Share Plan (incorporated by reference to Exhibits 10.17 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2012)

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Condition March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements Three Months Ended March 31, 2012 and 2011.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 9, 2012
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	May 9, 2012
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(2.1)	Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with Securities and Exchange Commission on April 24, 2012)

(10.1)	The Company’s 2012 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2012)

(10.17)	Camden National Corporation Amended and Restated Long-Term Performance Share Plan (incorporated by reference to Exhibits 10.17 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2012)

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL (Extensible Business Reporting Language)

