Form 10-Q
period 2012-06-30
CAMDEN NATIONAL CORP
filed 2012-08-08
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Outstanding at August 3, 2012:  Common stock (no par value) 7,619,346 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition June 30, 2012 and December 31, 2011	4

	Consolidated Statements of Income Three and Six Months Ended June 30, 2012 and 2011	5

	Consolidated Statements of Comprehensive Income Three and Six Months Ended June 30, 2012 and 2011	6

	Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2012 and 2011	7

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and 2011	8

	Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2012 and 2011	9-28

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29-41

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	42-43

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	44

ITEM 4.	MINE SAFETY DISCLOSURES	44

ITEM 5.	OTHER INFORMATION	44

ITEM 6.	EXHIBITS	45

SIGNATURES		46

EXHIBIT INDEX		47

EXHIBITS

 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine

August 8, 2012

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2012	2011
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$40,478	$39,325
Securities
Securities available for sale (“AFS”), at fair value	677,262	590,036
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,034	21,962
Total securities	698,296	611,998
Trading account assets	2,184	2,244
Loans held for sale	—	6,061
Loans	1,536,464	1,514,028
Less allowance for loan losses	(23,262)	(23,011)
Net loans	1,513,202	1,491,017
Goodwill and other intangible assets	44,629	45,194
Bank-owned life insurance	44,352	43,672
Premises and equipment, net	23,913	24,113
Deferred tax asset	8,531	13,486
Interest receivable	6,530	6,431
Prepaid FDIC assessment	4,221	4,796
Other real estate owned	1,697	1,682
Other assets	15,824	12,701
Total assets	$2,403,857	$2,302,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$271,648	$256,330
Interest checking, savings and money market	858,617	828,977
Retail certificates of deposit	372,982	395,431
Brokered deposits	98,614	110,628
Total deposits	1,601,861	1,591,366
Federal Home Loan Bank advances	251,613	136,860
Other borrowed funds	232,432	275,656
Junior subordinated debentures	43,768	43,717
Accrued interest and other liabilities	48,095	36,245
Total liabilities	2,177,769	2,083,844

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,619,009 and 7,664,975 shares on June 30, 2012 and December 31, 2011, respectively	49,273	51,438
Retained earnings	174,500	165,377
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	12,082	11,128
Net unrealized losses on derivative instruments, at fair value, net of tax	(8,018)	(7,264)
Net unrecognized losses on postretirement plans, net of tax	(1,749)	(1,803)
Total accumulated other comprehensive income	2,315	2,061
Total shareholders’ equity	226,088	218,876
Total liabilities and shareholders’ equity	$2,403,857	$2,302,720

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$18,268	$20,257	$36,703	$39,726
Interest on U.S. government and sponsored enterprise obligations	4,118	4,917	8,234	9,802
Interest on state and political subdivision obligations	355	431	720	897
Interest on federal funds sold and other investments	56	40	105	80
Total interest income	22,797	25,645	45,762	50,505
Interest Expense
Interest on deposits	2,390	2,963	4,928	5,978
Interest on borrowings	1,409	2,463	2,827	5,054
Interest on junior subordinated debentures	632	656	1,270	1,351
Total interest expense	4,431	6,082	9,025	12,383
Net interest income	18,366	19,563	36,737	38,122
Provision for credit losses	835	970	1,840	2,089
Net interest income after provision for credit losses	17,531	18,593	34,897	36,033
Non-Interest Income
Income from fiduciary services	1,289	1,439	2,728	2,986
Service charges on deposit accounts	1,315	1,352	2,471	2,583
Other service charges and fees	956	943	1,801	1,813
Bank-owned life insurance	342	335	681	874
Brokerage and insurance commissions	410	385	749	743
Mortgage banking income	132	52	468	132
Net gain on sale of securities	751	53	901	20
Other income	559	474	1,212	1,000
Total non-interest income before other-than-temporary impairment of securities	5,754	5,033	11,011	10,151
Other-than-temporary impairment of securities	—	(27)	(29)	(27)
Total non-interest income	5,754	5,006	10,982	10,124
Non-Interest Expenses
Salaries and employee benefits	6,972	7,114	13,880	13,965
Furniture, equipment and data processing	1,295	1,169	2,518	2,369
Net occupancy	1,020	956	2,131	2,016
Other real estate owned and collection costs	497	415	1,123	906
Regulatory assessments	432	402	867	1,105
Consulting and professional fees	608	868	1,098	1,542
Amortization of intangible assets	145	145	289	289
Other expenses	3,010	2,203	4,992	4,365
Total non-interest expenses	13,979	13,272	26,898	26,557
Income before income taxes	9,306	10,327	18,981	19,600
Income Taxes	2,894	3,257	5,986	6,191
Net Income	$6,412	$7,070	$12,995	$13,409

Per Share Data
Basic earnings per share	$0.84	$0.92	$1.69	$1.75
Diluted earnings per share	$0.83	$0.92	$1.69	$1.75
Weighted average number of common shares outstanding	7,675,819	7,677,594	7,673,927	7,668,831
Diluted weighted average number of common shares outstanding	7,687,620	7,687,133	7,686,747	7,679,298

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Net income	$6,412	$7,070	$12,995	$13,409
Other comprehensive income, net of related tax effects:
Unrealized gains on AFS securities:
Unrealized holding gains on AFS arising during period	2,740	3,449	1,521	3,563
Less: reclassification adjustment for gains included in net income	(488)	(27)	(567)	(5)
Net change in unrealized gains on AFS securities	2,252	3,422	954	3,558
Unrealized loss on cash flow hedging derivatives	(2,279)	(1,230)	(754)	(1,082)
Postretirement plans:
Net actuarial gain arising during period	24	12	48	23
Reclassification: amortization of prior service cost included in net periodic cost	3	3	6	5
Other comprehensive income	—	2,207	254	2,504
Comprehensive income	$6,412	$9,277	$13,249	$15,913

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	13,409	—	13,409
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	3,558	3,558
Change in fair value of cash flow hedges	—	—	—	(1,082)	(1,082)
Change in net unrecognized losses on postretirement plans	—	—	—	28	28
Total comprehensive income	—	—	13,409	2,504	15,913
Stock-based compensation expense	—	343	—	—	343
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	27,332	104	—	—	104
Common stock repurchased	(8,135)	(272)	—	—	(272)
Cash dividends declared ($0.50 per share)	—	—	(3,842)	—	(3,842)
Balance at June 30, 2011	7,677,693	$51,111	$160,297	$6,833	$218,241

Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	12,995	—	12,995
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	954	954
Change in fair value of cash flow hedges	—	—	—	(754)	(754)
Change in net unrecognized losses on postretirement plans	—	—	—	54	54
Total comprehensive income	—	—	12,995	254	13,249
Stock-based compensation expense	—	172	—	—	172
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,614	(240)	—	—	(240)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($0.50 per share)	—	—	(3,872)	—	(3,872)
Balance at June 30, 2012	7,619,009	$49,273	$174,500	$2,315	$226,088

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In Thousands)	2012	2011
Operating Activities
Net income	$12,995	$13,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,840	2,089
Depreciation and amortization	2,139	1,754
Stock-based compensation expense	172	343
Increase in interest receivable	(99)	(188)
Amortization of intangible assets	289	289
Net decrease in trading assets	60	34
Net investment securities gains	(901)	(20)
Other-than-temporary impairment of securities	29	27
Increase in other real estate owned valuation allowance and loss on disposition	247	106
Originations of mortgage loans held for sale	(12,775)	(5,764)
Proceeds from the sale of mortgage loans	19,104	9,429
(Gain) loss on sale of mortgage loans	(268)	8
Decrease in prepaid FDIC assessment	575	802
Decrease (increase) in other assets	1,034	(3,565)
Increase in other liabilities	1,099	1,109
Net cash provided by operating activities	25,540	19,862
Investing Activities
Proceeds from maturities of securities held to maturity	—	251
Proceeds from sales and maturities of securities available for sale	110,644	78,982
Purchase of securities available for sale	(196,419)	(79,880)
Net increase in loans	(25,585)	(29,055)
Proceeds from sale of FHLB stock	928	—
Proceeds from the sale of other real estate owned	627	318
Proceeds from bank-owned life insurance	—	370
Proceeds from previously charged-off loans	384	630
Purchase of premises and equipment	(968)	(476)
Net cash used by investing activities	(110,389)	(28,860)
Financing Activities
Net increase in deposits	10,496	29,742
Proceeds from Federal Home Loan Bank long-term advances	—	160,000
Repayments on Federal Home Loan Bank long-term advances	(243)	(217,176)
Net change in short-term Federal Home Loan Bank borrowings	125,000	(23,500)
Net (decrease) increase in other borrowed funds	(43,068)	62,605
Common stock repurchase	(2,097)	(272)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(240)	104
Cash dividends paid on common stock	(3,846)	(3,839)
Net cash provided by financing activities	86,002	7,674
Net increase (decrease) in cash and cash equivalents	1,153	(1,324)
Cash and cash equivalents at beginning of year	39,325	31,009
Cash and cash equivalents at end of period	$40,478	$29,685
Supplemental information
Interest paid	$9,190	$12,646
Income taxes paid	3,322	4,820
Transfer from loans to other real estate owned	889	1,034

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2012 and December 31, 2011, the consolidated statements of income for the three and six months ended June 30, 2012 and 2011, the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and six-month period ended June 30, 2012 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2011 Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income, as reported	$6,412	$7,070	$12,995	$13,409
Weighted-average common shares outstanding – basic	7,675,819	7,677,594	7,673,927	7,668,831
Dilutive effect of stock-based compensation	11,801	9,539	12,820	10,467
Weighted-average common and potential common shares – diluted	7,687,620	7,687,133	7,687,747	7,679,298
Basic earnings per share – common stock	$0.84	$0.92	$1.69	$1.75
Basic earnings per share – unvested share-based payment awards	0.81	0.88	1.55	1.64
Diluted earnings per share – common stock	0.83	0.92	1.69	1.75
Diluted earnings per share– unvested share-based payment awards	0.83	0.92	1.69	1.75

For the three-month and six-month periods ended June 30, 2012, options to purchase 75,000 and 50,000 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods. For the three-month and six-month periods ended June 30, 2011, options to purchase 77,750 and 53,750 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of June 30, 2012 and December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Obligations of states and political subdivisions	$35,161	$2,073	$—	$37,234
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	611,806	18,212	(84)	629,934
Private issue collateralized mortgage obligations	11,708	—	(1,614)	10,094
Total securities available for sale	$658,675	$20,285	$(1,698)	$677,262
December 31, 2011
Obligations of U.S. government sponsored enterprises	$29,996	$116	$(5)	$30,107
Obligations of states and political subdivisions	37,138	2,620	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	488,226	17,489	(331)	505,384
Private issue collateralized mortgage obligations	12,557	—	(1,916)	10,641
Total debt securities	567,917	20,225	(2,252)	585,890
Equity securities	5,000	—	(854)	4,146
Total securities available for sale	$572,917	$20,225	$(3,106)	$590,036

Net unrealized gains on AFS at June 30, 2012 and December 31, 2011 and included in accumulated other comprehensive income amounted to $12.1 million and $11.1 million, net of deferred taxes of $6.5 million and $6.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2012 and December 31, 2011, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Mortgage-backed securities	$19,401	$(84)	$38	$—	$19,439	$(84)
Private issue collateralized mortgage obligations	—	—	10,094	(1,614)	10,094	(1,614)
Total	$19,401	$(84)	$10,132	$(1,614)	$29,533	$(1,698)
December 31, 2011
U.S. government sponsored enterprises	$9,995	$(5)	$—	$—	$9,995	$(5)
Mortgage-backed securities	38,025	(331)	66	—	38,091	(331)
Private issue collateralized mortgage obligations	—	—	10,641	(1,916)	10,641	(1,916)
Equity securities	—	—	4,146	(854)	4,146	(854)
Total	$48,020	$(336)	$14,853	$(2,770)	$62,873	$(3,106)

At June 30, 2012, the Company held $29.5 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $9.3 million in private issue collateralized mortgage obligations (“CMOs”) which have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized losses for the CMOs are the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 18 securities with a fair value of $10.1 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests at June 30, 2012, indicated potential future credit losses were lower than previously recorded OTTI. The Company did not record any OTTI write-downs during the second quarter of 2012.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Six Months Ended June 30,
Available for sale	2012	2011
Proceeds from sales of securities	$31,364	$7,842
Gross realized gains	1,104	93
Gross realized (losses)	(203)	(73)

During the first six months of 2012, the Company sold one agency security, six mortgage-backed securities, and 587,481 shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock and voluntarily tendered one auction rate security (Duff & Phelps Select Income Fund Auction Preferred Stock) (“DNP”). The Company had recorded a $14.95 million OTTI write-down on auction pass-through certificates collateralized by the Freddie Mac preferred stock in 2008.

The Company voluntarily tendered its DNP auction rate security in response to an unexpected tender offer issued by DNP to buy back certain auction rate security pools at 96% of par. No OTTI was previously recorded as management believed the unrealized losses were due to the lack of liquidity in the market and were temporary in nature. Additionally, the Company was collecting all amounts due according to contractual terms and had the ability and intent to hold the securities until maturity or recovery.

Securities Pledged

At June 30, 2012 and 2011, securities with an amortized cost of $431.1 million and $515.8 million and a fair value of $448.8 million and $532.2 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$4,810	$4,881
Due after one year through five years	16,982	17,477
Due after five years through ten years	141,396	146,321
Due after ten years	495,487	508,583
	$658,675	$677,262

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Residential real estate loans	$570,185	$578,757
Commercial real estate loans	496,411	470,061
Commercial loans	182,428	185,045
Home equity loans	272,309	268,782
Consumer loans	15,493	11,878
Deferred loan fees net of costs	(362)	(495)
Total loans	$1,536,464	$1,514,028

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first six months of 2012, the Company sold $18.8 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net gain on the sale of loans of $268,000. For the year ended December 31, 2011, the Company sold $28.6 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $292,000.

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

The following is a summary of activity in the ALL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$23,010	$22,887	$23,011	$22,293
Loan charge-offs	(861)	(1,170)	(1,950)	(2,017)
Recoveries on loans previously charged off	287	306	384	630
Net charge-offs	(574)	(864)	(1,566)	(1,387)
Provision for loan losses	826	966	1,817	2,083
Balance at end of period	$23,262	$22,989	$23,262	$22,989

The following table presents the ALL for the three months ended June 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,103	$5,713	$5,193	$2,474	$523	$3,004	$23,010
Loans charged off	(138)	(30)	(225)	(464)	(4)	—	(861)
Recoveries	63	145	56	20	3	—	287
Provision (reduction)	324	(991)	1,344	289	(358)	218	826
Ending balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262

The following table presents the ALL and select loan information for the six months ended June 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(446)	(209)	(416)	(851)	(28)	—	(1,950)
Recoveries	68	166	120	20	10	—	384
Provision (reduction)	332	(822)	1,818	446	(238)	281	1,817
Ending balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262
Ending Balance: Individually evaluated for impairment	$1,903	$707	$933	$203	$39	$—	$3,785
Ending Balance: Collectively evaluated for impairment	$4,449	$4,130	$5,435	$2,116	$125	$3,222	$19,477

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$13,458	$7,362	$4,751	$1,651	$263	$—	$27,485
Ending Balance: Collectively evaluated for impairment	$556,365	$489,049	$177,677	$270,658	$15,230	$—	$1,508,979
Loans ending balance	$569,823	$496,411	$182,428	$272,309	$15,493	$—	$1,536,464

The following table presents the ALL for the three months ended June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,914	$7,698	$5,437	$1,957	$238	$3,643	$22,887
Loans charged off	(625)	(94)	(333)	(111)	(7)	—	(1,170)
Recoveries	63	174	61	6	2	—	306
Provision (reduction)	2,757	(1,454)	(692)	626	220	(491)	966
Ending balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989

The following table presents the ALL and select loan information for the six months ended June 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(797)	(325)	(755)	(120)	(20)	—	(2,017)
Recoveries	113	183	156	170	8	—	630
Provision (reduction)	3,520	(1,732)	(561)	377	263	216	2,083
Ending balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989
Ending Balance: Individually evaluated for impairment	$2,828	$933	$397	$373	$108	$—	$4,639
Ending Balance: Collectively evaluated for impairment	$3,281	$5,391	$4,076	$2,105	$345	$3,152	$18,350

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$11,839	$7,765	$3,878	$1,355	$125	$—	$24,962
Ending Balance: Collectively evaluated for impairment	$578,271	$457,483	$210,537	$267,908	$12,295	$—	$1,526,494
Loans ending balance	$590,110	$465,248	$214,415	$269,263	$12,420	$—	$1,551,456

 The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,216)	(1,633)	(1,256)	(861)	(59)	—	(5,025)
Recoveries	120	374	296	196	16	—	1,002
Provision (reduction)	4,221	(1,237)	173	1,318	261	5	4,741
Ending balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Ending Balance: Individually evaluated for impairment	$1,364	$961	$815	$440	$91	$—	$3,671
Ending Balance: Collectively evaluated for impairment	$5,034	$4,741	$4,031	$2,264	$329	$2,941	$19,340
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,715	$7,830	$4,019	$2,670	$152	$—	$27,386
Ending Balance: Collectively evaluated for impairment	$565,547	$462,231	$181,026	$266,112	$11,726	$—	$1,486,642
Loans ending balance	$578,262	$470,061	$185,045	$268,782	$11,878	$—	$1,514,028

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following periods:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
June 30, 2012
Pass (Grades 1-6)	$553,473	$437,714	$155,341	$—	$—
Performing	—	—	—	270,658	15,233
Special Mention (Grade 7)	1,153	12,585	9,121	—	—
Substandard (Grade 8)	15,197	46,112	17,404	—	—
Non-performing	—	—	—	1,651	260
Doubtful (Grade 9)	—	—	562	—	—
Total	$569,823	$496,411	$182,428	$272,309	$15,493
December 31, 2011
Pass (Grades 1-6)	$560,926	$413,489	$157,141	$—	$—
Performing	—	—	—	266,112	11,726
Special Mention (Grade 7)	876	8,134	8,998	—	—
Substandard (Grade 8)	16,460	48,438	18,335	—	—
Non-performing	—	—	—	2,670	152
Doubtful (Grade 9)	—	—	571	—	—
Total	$578,262	$470,061	$185,045	$268,782	$11,878

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following periods:

	30-59 days Past Due	60-89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2012
Residential real estate	$842	$460	$8,206	$9,508	$560,315	$569,823	$—	$10,349
Commercial real estate	2,181	1,912	4,511	8,604	487,807	496,411	451	7,362
Commercial	833	369	3,572	4,774	177,654	182,428	111	4,687
Home equity	425	33	1,142	1,600	270,709	272,309	—	1,652
Consumer	52	20	260	332	15,161	15,493	—	260
Total	$4,333	$2,794	$17,691	$24,818	$1,511,646	$1,536,464	$562	$24,310
December 31, 2011
Residential real estate	$2,207	$575	$7,373	$10,155	$568,107	$578,262	$99	$9,503
Commercial real estate	2,105	739	5,009	7,853	462,208	470,061	—	7,830
Commercial	1,020	184	2,309	3,513	181,532	185,045	135	3,955
Home equity	1,208	962	1,927	4,097	264,685	268,782	2	2,670
Consumer	73	10	152	235	11,643	11,878	—	152
Total	$6,613	$2,470	$16,770	$25,853	$1,488,175	$1,514,028	$236	$24,110

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration group works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $3.2 million at June 30, 2012 and $3.3 million at December 31, 2011. The Company did not have any TDR loans that subsequently defaulted during the first six months of 2012.

At June 30, 2012 and December 31, 2011, the allowance related to TDRs was $397,000 and $357,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At June 30, 2012, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of the following periods:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
June 30, 2012
Troubled-Debt Restructurings
Residential real estate	18	$3,124	$3,227	$3,109
Commercial real estate	3	1,708	1,708	1,141
Commercial	2	163	163	102
Consumer	1	3	3	3
Total	24	$4,998	$5,101	$4,355
December 31, 2011
Troubled-Debt Restructurings
Residential real estate	19	$3,221	$3,426	$3,330
Commercial real estate	3	1,708	1,708	1,249
Commercial	2	163	163	103
Total	24	$5,092	$5,297	$4,682

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following periods:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With an allowance recorded:
Residential real estate	$11,371	$11,371	$1,903	$11,151	$25	$11,360	$57
Commercial real estate	5,593	5,593	707	5,919	—	6,433	—
Commercial	4,472	4,472	933	4,162	—	4,590	—
Home equity	1,060	1,060	203	1,465	—	1,165	—
Consumer	257	257	39	222	—	260	—
Ending Balance	$22,753	$22,753	$3,785	$22,919	$25	$23,808	$57
Without allowance recorded:
Residential real estate	$2,087	$2,536	$—	$2,024	$6	$2,081	$13
Commercial real estate	1,769	2,571	—	1,654	—	1,009	—
Commercial	279	526	—	289	—	260	—
Home equity	591	1,462	—	793	—	787	—
Consumer	6	166	—	7	—	5	—
Ending Balance	$4,732	$7,261	$—	$4,767	$6	$4,142	$13
Total impaired loans	$27,485	$30,014	$3,785	$27,686	$31	$27,950	$70

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With related allowance recorded:
Residential real estate	$10,717	$11,287	$1,364	$11,280	$109
Commercial real estate	5,477	5,478	961	7,257	3
Commercial	3,636	3,636	815	3,963	7
Home equity	1,888	1,887	440	1,457	1
Consumer	136	136	91	106	—
Ending Balance	$21,854	$22,424	$3,671	$24,063	$120
Without related allowance recorded:
Residential real estate	$1,998	$1,810	$—	$1,847	$21
Commercial real estate	2,353	3,815	—	2,078	—
Commercial	383	665	—	393	—
Home equity	782	1,189	—	422	—
Consumer	16	176	—	18	—
Ending Balance	$5,532	$7,655	$—	$4,758	$21
Total impaired loans	$27,386	$30,079	$3,671	$28,821	$141

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the six months ended June 30, 2012 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2011	$34,720	$7,010	$41,730
2012 sale of portion of business unit	—	(276)	(276)
Balance at June 30, 2012	$34,720	$6,734	$41,454

During the first quarter of 2012, the Company entered into a service agreement to sell the employee benefits portion of its financial services business unit to Guidance Point Retirement Services, resulting in a reduction in goodwill and an increase in accounts receivable of $276,000.

	Core Deposit Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2011	$14,444	$(11,432)	$3,012
2012 amortization	—	(251)	(251)
Balance at June 30, 2012	$14,444	$(11,683)	$2,761

	Trust Relationship Intangible
	Total	Accumulated Amortization	Net
Balance at December 31, 2011	$753	$(301)	$452
2012 amortization	—	(38)	(38)
Balance at June 30, 2012	$753	$(339)	$414

The following table reflects the expected amortization schedule for intangible assets at June 30, 2012:

	Core Deposit	Trust Relationship
	Intangible	Intangible
2012	$251	$38
2013	502	75
2014	502	75
2015	502	75
2016	502	75
Thereafter	502	76
Total unamortized intangible	$2,761	$414

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net period benefit cost
Service cost	$67	$58	$134	$116
Interest cost	102	108	204	216
Recognized net actuarial loss	29	17	58	34
Recognized prior service cost	5	4	10	8
Net period benefit cost	$203	$187	$406	$374

Other Postretirement Benefit Plan

The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net period benefit cost
Service cost	$17	$16	$34	$32
Interest cost	37	38	74	76
Recognized net actuarial loss	8	—	16	—
Net period benefit cost	$62	$54	$124	$108

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On January 31, 2012, the Company awarded options to purchase 2,000 shares of common stock from the Camden National Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) to certain officers of the Company and/or Camden National Bank (the “Bank”). The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on January 31, 2012 were 53.34%, 5 years, 3.00%, and 0.89%, respectively. The options have been determined to have a fair value of $12.68 per share. The options vest over a five year period and have a contractual life of ten years from the date of grant.

On February 28, 2012, the Company granted 7,050 restricted stock awards to certain officers of the Company and/or the Bank under the 2003 Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $35.76, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

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

On May 1, 2012, the 2012 Camden National Corporation Equity and Incentive Plan (the “2012 Plan”) was approved by the shareholders of the Company. The 2012 Plan replaced the 2003 Plan, which has been terminated and no further awards will be granted thereunder. The 2012 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Committee, in its discretion, may grant stock-based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights, to officers, employees and other key persons under the 2012 Plan. Independent directors are also eligible to receive awards under the 2012 Plan on a limited basis.

During the second quarter of 2012, the Company awarded options to purchase 3,000 shares of common stock from the 2003 and 2012 Plans to certain officers of the Company and/or the Bank. The options have been determined to have fair values ranging from $12.07 to $12.67 per share. The options vest over a five year period and have a contractual life of ten years from the date of grant.

NOTE 8 – FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy for valuation of an asset or liability is as follows:

Level 1:   Valuation is based upon unadjusted quoted prices in active markets for identical assets and liabilities that the entity has the ability to access as of the measurement date.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale:  The fair value of debt securities available for sale is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities available for sale was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads. The fair values of debt and equity securities are classified as Level 2.

Trading Account Assets:  Trading account assets are invested in mutual funds and classified as Level 1 based upon quoted prices.

Loans Held for Sale: Effective March 31, 2012, mortgage loans originated and held for sale in the secondary market are carried at fair value. The fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs.  The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At June 30, 2012
Financial Assets:
Available for sale debt securities:
Obligations of states and political subdivisions	$—	$37,234	$—	$37,234
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	629,934	—	629,934
Private issue collateralized mortgage obligations	—	10,094	—	10,094
Trading account assets	2,184	—	—	2,184
Financial Liabilities:
Interest rate swap agreements	—	12,820	—	12,820

At December 31, 2011
Financial Assets:
Available for sale debt securities:
Obligations of U.S. government sponsored enterprises	$—	$30,107	$—	$30,107
Obligations of states and political subdivisions	—	39,758	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	505,384	—	505,384
Private issue collateralized mortgage obligations	—	10,641	—	10,641
Equity securities	—	4,146	—	4,146
Trading account assets	2,244	—	—	2,244
Financial Liabilities:
Interest rate swap agreements	—	11,387	—	11,387

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-dependent impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the Company measures impairment in accordance with GAAP. Impaired loans are measured using one of three methods: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans. Circumstances may warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Mortgage Servicing Rights:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation and annual unit loan cost. Mortgage servicing rights are classified within Level 2 of the fair value hierarchy.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned.

Other Real Estate Owned (“OREO”): OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense. Certain assets require assumptions that are not observable in an active market in determination of fair value and are classified as Level 3.

Goodwill: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

Assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At June 30, 2012
Assets:
Collateral-dependent impaired loans	$—	$—	$9,525	$9,525
Other real estate owned	—	—	1,697	1,697
Mortgage servicing rights	—	976	—	976

At December 31, 2011
Assets:
Impaired loans	$—	$—	$18,183	$18,183
Goodwill	—	—	276	276
Other real estate owned	—	—	1,682	1,682
Mortgage servicing rights	—	1,138	—	1,138

The December 31, 2011, non-recurring fair value table includes all loans with a related allowance. During the second quarter of 2012, the Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly, the June 30, 2012, fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
Collateral-dependent impaired loans:(1)
Partially charged-off	$2,914	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	6,611	Market approach appraisal of collateral	Management adjustment of appraisal	—	(2)
Other real estate owned	$1,697	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.
(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value over the recorded investment.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments.

Cash and Due from Banks:  The carrying amounts reported in the balance sheet approximate fair value.

FHLB and Federal Reserve Bank Stock:  The carrying amounts reported in the balance sheet approximate fair value.

Loans:  For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest Receivable and Payable:  The carrying amounts reported in the balance sheet approximate fair value.

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

Junior Subordinated Debentures:  The carrying amounts reported in the balance sheet approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at June 30, 2012:

			Fair Value Measurement at June 30, 2012
	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$40,478	$40,478	$40,478	$—	$—
Securities available for sale	677,262	677,262	—	677,262	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,184	2,184	2,184	—	—
Loans receivable, net of allowance	1,513,202	1,534,591	—	—	1,534,591
Mortgage servicing rights	688	976	—	976	—
Interest receivable	6,530	6,530	—	6,530	—
Financial liabilities:
Deposits	1,601,861	1,610,149	1,070,414	539,735	—
FHLB advances	251,613	258,173	—	258,173	—
Commercial repurchase agreements	66,210	69,850	—	69,850	—
Other borrowed funds	166,222	166,222	166,222	—	—
Junior subordinated debentures	43,768	43,768	—	43,768	—
Interest payable	928	928	928	—	—
Interest rate swap agreements	12,820	12,820	—	12,820	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,325	$39,325
Securities available for sale	590,036	590,036
FHLB and Federal Reserve Bank stock	21,962	21,962
Trading account assets	2,244	2,244
Loans held for sale	6,061	6,268
Loans receivable, net of allowance	1,491,017	1,510,277
Mortgage servicing rights	768	1,138
Interest receivable	6,431	6,431
Financial liabilities:
Deposits	1,591,366	1,600,222
FHLB advances	136,860	143,642
Commercial repurchase agreements	71,243	75,342
Other borrowed funds	204,413	204,413
Junior subordinated debentures	43,717	43,717
Interest payable	1,093	1,093
Interest rate swap agreements	11,387	11,387

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

As of June 30, 2012, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	June 30,	December 31,
	2012	2011
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$256,489	$254,603
Commercial and commercial real estate	15,570	21,972
Residential	1,030	2,060
Letters of credit	1,533	1,178
Other commitments	3,491	1,932
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	—	7,773
Derivative mortgage loan commitments	—	2,356
Customer loan swaps	16,315	12,240
Interest rate swaps	43,000	43,000

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

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $12.6 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at June 30, 2012 was a liability of $12.3 million and, as this instrument qualifies as a highly effective cash flow hedge, the $754,000 decrease in fair value during the first six months of 2012 was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $793,000 in first six months of 2012, and have been classified as cash flows from operating activities in the statement of cash flows.

Customer Derivatives

The Company has a notional amount of $8.2 million in an interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Commitments totaled $7.8 million at December 31, 2011. At June 30, 2012, the Company had no outstanding commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At June 30, 2012, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the six months ended June 30, 2012 and 2011:

	Before-Tax Amount		Tax Effect	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$3,171		$(1,110)	$2,061
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	2,340		(819)	1,521
Net security gains realized during the period	(872	)(a)	305	(567)
Postretirement plans:
Net actuarial gain	74		(26)	48
Net prior service cost amortization	10		(4)	6
Net change in fair value of cash flow hedges	(1,160)		406	(754)
Balance, June 30, 2012	$3,563		$(1,248)	$2,315
Balance, December 31, 2010	$6,660		$(2,331)	$4,329
Unrealized gains on securities available for sale:
Change in fair value of securities arising during period	5,481		(1,918)	3,563
Net security gains realized during the period	(7	)(a)	2	(5)
Postretirement plans:
Net actuarial gain	34		(11)	23
Net prior service cost amortization	8		(3)	5
Net change in fair value of cash flow hedges	(1,665)		583	(1,082)
Balance, June 30, 2011	$10,511		$(3,678)	$6,833

(a)	Net security losses include before-tax OTTI credit related losses of $29,000 and $27,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure will be required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. Other than expanded disclosures, the implementation of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2011, FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for identifying whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the effective date of a requirement in ASU No. 2011-05 related to the reclassification of items out of accumulated other comprehensive income. The deferral in the effective date was made to allow FASB time to redeliberate whether to require presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On July 17, 2012, the Office of the Comptroller of the Currency (“OCC”) approved Camden National Bank’s (the “Bank”) acquisition of 15 branch banking locations from Bank of America, including branches in Auburn, Brewer, Gardiner, Lewiston, Newport, Old Town, Rockland and Waterville, Maine, as well as three branches in the Augusta and Bangor markets. The Bank will also re-open the Orono location.

Following a customary antitrust review, the Bank reached an agreement with the Department of Justice to divest the branch located in Rockland, Maine. On July 1, 2012, the Bank signed definitive agreements to sell the acquired Bank of America branch in Rockland, Maine, including the deposit accounts and a small volume of loans as well as the Company’s Bangor, Maine, building subsequent to the relocation of the Company’s branch facility.

The Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition or disclosure as required by GAAP.

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in Maine, and a substantial portion of these loans have real estate as collateral;
•	changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	adverse changes in assets;
•	competitive pressures, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;
•	continued volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans;
•	changes in information technology that require increased capital spending;
•	new laws and regulations regarding the financial services industry;
•	changes in consumer spending and savings habits;
•	changes in laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance; and
•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of June 30, 2012 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. During the second quarter of 2012, the Internal Revenue Service completed its audit for the years ended December 31, 2009 and 2010. There were no major findings that impacted the Company’s second quarter Form 10-Q of 2012. Income tax returns for the year ended December 31, 2011 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

RESULTS OF OPERATIONS

Executive Overview

On April 23, 2012, the Company signed a definitive agreement to acquire 15 Maine branches from Bank of America, National Association.   On July 1, 2012, the Company entered into an agreement to divest the Bank of America Rockland branch, which was required as part of the regulatory approval.  These branch transactions are expected to close during the fourth quarter of 2012, and are expected to result in 38,000 new customer relationships and approximately $350.0 million in core deposits.

For the six months ended June 30, 2012:

Net income was $13.0 million for the six-month period ended June 30, 2012 compared to $13.4 million for the same period of 2011.  Net income per diluted share decreased to $1.69, compared to $1.75 per diluted share earned during the first six months of 2011. For the first six months of 2012, the Company achieved a return on assets of 1.12%, a return on tangible equity of 14.71%, a net interest margin of 3.44%, and an efficiency ratio of 55.26%. The following were major factors contributing to the results of the first six months of 2012 compared to the same period of 2011:

•	Net interest income on a fully-taxable equivalent basis for the first six months of 2012 decreased $1.5 million, or 4%, compared to the same period in 2011 primarily due to $600,000 in non-recurring loan-related fees received during the second quarter of last year, an $8.4 million reduction in average earning assets, and reduction in our tax equivalent net interest margin of 13 basis points, resulting from the continued low rate environment that has driven asset yields lower.
•	The provision for credit losses of $1.8 million decreased $249,000 in the first six months of 2012 compared to the same period of 2011 due to lower past due loans and charge-offs and stabilized non-performing assets.
•	Non-interest income for the first six months of 2012 was $11.0 million, an increase of $858,000, or 8%, over the first six months of 2011, primarily due to securities gains.
•	Non-interest expense for the first six months of 2012 was $26.9 million, an increase of $341,000, or 1%, over the first six months of 2011.

For the three months ended June 30, 2012:

Net income for the second quarter of 2012 of $6.4 million decreased $658,000 compared to the three-month period ended June 30, 2011.  Net income per diluted share decreased to $0.83, compared to $0.92 per diluted share earned during the same three months of 2011. For the second quarter of 2012, the Company achieved a return on assets of 1.10%, a return on tangible equity of 14.33%, a net interest margin of 3.40%, and an efficiency ratio of 56.10%.The following were major factors contributing to the results of the second quarter of 2012 compared to the same period of 2011:

•	Net interest income on a fully-taxable equivalent basis of $18.6 million decreased 6% compared to the same period of 2011.
•	The provision for loan losses of $835,000 decreased $135,000 compared to the same period of 2011 as past due loans have declined, non-performing assets remain even and overall credit trends continue to show signs of stabilization.
•	Non-interest income of $5.8 million increased $748,000, or 15%, compared to the same period of 2011.
•	Non-interest expense of $14.0 million increased $707,000, or 5%, compared to the second quarter of 2011.

Financial condition at June 30, 2012 compared to December 31, 2011:

•	Total loans at June 30, 2012 were $1.5 billion, an increase of $22.4 million compared to December 31, 2011. The increase in loan balances was primarily due to growth in the commercial real estate portfolio of $26.4 million related to an increase in lending demand and an increase in the consumer and home equity portfolios of $7.1 million as a result of retail promotions. The residential real estate loan portfolio declined $8.6 million compared to December 31, 2011, primarily due to sales of thirty-year fixed rate mortgages, and the commercial loan portfolio declined $2.6 million since year-end.

•	Investment securities increased $86.3 million at June 30, 2012 compared to December 31, 2011. During the second quarter of 2012, $75.0 million of securities were purchased as a pre-investment strategy in anticipation of excess cash resulting from the branch acquisition transaction, which is expected to close in the fourth quarter of 2012.
•	Deposits at June 30, 2012 were $1.6 billion, an increase of $10.5 million, or 1%, compared to December 31, 2011. The increase in deposit balances was primarily in demand deposits, interest checking, savings and money market accounts partially offset by a decline in retail certificates of deposit and brokered deposits.
•	Shareholders’ equity increased $7.2 million, or 3%, due to current year earnings and other comprehensive income, in part offset by dividends declared.

Net Interest Income

Net interest income, which is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings, is our largest source of revenue and accounts for approximately 77% of total revenues (net interest income and non-interest income). Net interest income is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $37.2 million on a fully-taxable equivalent basis for the six months ended June 30, 2012, compared to $38.8 million for the same period of 2011, a decrease of $1.5 million, or 4%. The decrease in net interest income is primarily due to the decline in the net interest margin of 13 basis points to 3.44% for the first six months of 2012 combined with a decrease in average earning assets of $8.4 million. The yield on average interest-earning assets for the first six months of 2012 compared to the same period in 2011 decreased 44 basis points reflecting the impact of cashflow reinvestment from both investment securities and loans at lower interest rates. The average cost of funds for the first six months of 2012 was 1.00%, a decrease of 34 basis points compared to the same period in 2011, as a result of lower interest rates and a favorable shift in the deposit mix to lower cost transaction accounts. Average core deposits (demand deposits, interest checking, savings, and money market accounts) increased $112.8 million, or 12%, compared to the first six months of 2011. Average balances on retail certificates of deposit declined $66.7 million and wholesale borrowings decreased $71.6 million.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$588,892	$8,329	2.83%	$576,887	$9,873	3.42%
Securities – nontaxable (1)	38,863	1,109	5.71%	46,862	1,380	5.89%
Trading account assets	2,189	10	0.88%	2,260	9	0.82%
Loans (1)(2) :
Residential real estate	576,442	14,010	4.86%	595,625	15,356	5.16%
Commercial real estate	483,639	12,123	4.96%	465,478	12,955	5.54%
Commercial	168,903	4,028	4.72%	177,412	4,633	5.19%
Municipal	13,540	347	5.16%	19,202	458	4.81%
Consumer	284,076	6,316	4.47%	281,229	6,484	4.65%
Total loans	1,526,600	36,824	4.81%	1,538,946	39,886	5.18%
Total interest-earning assets	2,156,544	46,272	4.28%	2,164,955	51,148	4.72%
Cash and due from banks	36,095			25,580
Other assets	154,375			157,123
Less: allowance for loan losses	(23,189)			(22,735)
Total assets	$2,323,825			$2,324,923
LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking accounts	$278,144	155	0.11%	$240,827	278	0.23%
Savings accounts	184,900	181	0.20%	167,590	206	0.25%
Money market accounts	353,088	1,056	0.60%	324,516	1,187	0.74%
Certificates of deposit	384,630	2,598	1.36%	451,345	3,344	1.49%
Total retail deposits	1,200,762	3,990	0.67%	1,184,278	5,015	0.85%
Brokered deposits	130,248	938	1.45%	119,043	963	1.63%
Junior subordinated debentures	43,743	1,270	5.84%	43,641	1,351	6.24%
Borrowings	433,562	2,827	1.31%	516,427	5,054	1.97%
Total wholesale funding	607,553	5,035	1.67%	679,111	7,368	2.19%
Total interest-bearing liabilities	1,808,315	9,025	1.00%	1,863,389	12,383	1.34%
Demand deposits	259,360			229,743
Other liabilities	33,638			21,829
Shareholders’ equity	222,512			209,962
Total liabilities and shareholders’ equity	$2,323,825			$2,324,923
Net interest income (fully-taxable equivalent)		37,247			38,765
Less: fully-taxable equivalent adjustment		(510)			(643)
Net interest income		$36,737			$38,122
Net interest rate spread (fully-taxable equivalent)			3.28%			3.38%
Net interest margin (fully-taxable equivalent)			3.44%			3.57%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the six months ended June 30, 2012 totaled $1.8 million, compared with $2.1 million for the same period of 2011. Please see the caption “Financial Condition— Asset Quality” below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represented 22% and 21% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the six months ended June 30, 2012 and 2011, respectively. Non-interest income of $11.0 million for the six-month period ended June 30, 2012 increased by $858,000, or 8%, compared to $10.1 million for the six-month period ended June 30, 2011. The following table presents the components of non-interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from fiduciary services	$1,289	$1,439	$2,728	$2,986
Service charges on deposit accounts	1,315	1,352	2,471	2,583
Other service charges and fees	956	943	1,801	1,813
Bank-owned life insurance	342	335	681	874
Brokerage and insurance commissions	410	385	749	743
Mortgage banking income	132	52	468	132
Net gain on sale of securities	751	53	901	20
Other income	559	474	1,212	1,000
Non-interest income before other-than-temporary impairment of securities	5,754	5,033	11,011	10,151
Other-than-temporary impairment of securities	—	(27)	(29)	(27)
Total non-interest income	$5,754	$5,006	$10,982	$10,124

The significant changes in non-interest income for the six months ended June 30, 2012 compared to the same period of 2011 include:

•	Increase in net gain on sale of securities of $881,000 primarily due to the sale of Freddie Mac preferred stock and several mortgage-backed securities.

•	Increase in mortgage banking income of $336,000 primarily due to the increased sales of thirty-year fixed rate mortgages.

•	Decrease in income from fiduciary services of $258,000 associated with the sale of the employee benefits portion of our financial services business line.

•	Increase in other income of $212,000 primarily due to the expansion of our loan servicing business, which resulted in an increase of $134,000 in fee income and $83,000 fee related to a commercial loan interest rate swap.

Non-interest income for the three-month periods ended June 30, 2012 and 2011 totaled $5.8 million and $5.0 million, respectively.  The significant changes between these periods include:

•	Increase in gain on sale of securities of $698,000 related to the sale of Freddie Mac preferred stock.

•	Increase in other income associated with an $83,000 fee related to a commercial loan interest rate swap.

Non-Interest Expenses

Non-interest expenses increased $341,000, or 1%, for the six months ended June 30, 2012 compared to the same period of 2011. The following table presents the components of non-interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$6,972	$7,114	$13,880	$13,965
Furniture, equipment and data processing	1,295	1,169	2,518	2,369
Net occupancy	1,020	956	2,131	2,016
OREO and collection costs	497	415	1,123	906
Regulatory assessments	432	402	867	1,105
Consulting and professional fees	608	868	1,098	1,542
Amortization of intangible assets	145	145	289	289
Other expenses	3,010	2,203	4,992	4,365
Total non-interest expenses	$13,979	$13,272	$26,898	$26,557

The significant changes in non-interest expense for the six months ended June 30, 2012 compared to the same period of 2011 include:

•	Increase in other expenses of $627,000 primarily due to a prepayment fee on wholesale borrowings of $728,000 as a result of the refinancing of $10.0 million of wholesale borrowings that had an average cost of 3.35% into lower cost short-term funds.

•	Decrease in consulting and professional fees of $444,000 compared to the first six months of 2011 primarily due to 2011 including a consulting review of business processes and legal costs associated with litigation. In addition, the sale of the employee benefits portion of our financial services business line in 2012 resulted in lower professional fees.

•	Decrease in regulatory assessments of $238,000 resulting from a decrease in the FDIC deposit assessment rate during the second quarter of 2011 as a result of the change in the assessment base from deposits to assets minus tangible equity.

The significant changes in non-interest expense for the three months ended June 30, 2012 compared to 2011 include:

•	Increase in other expenses of $807,000 primarily due to the prepayment penalty on wholesale borrowings of $728,000.

•	Decrease in consulting and professional fees of $260,000 primarily due to an in-depth consulting review of business processes during the second quarter of 2011.

•	Decrease in salaries and employee benefits of $142,000 primarily due to lower employee incentive compensation accruals during the second quarter of 2012 compared to the same period last year, based on year-to-date financial performance compared to benchmarks set by the board of directors.

FINANCIAL CONDITION

Overview

Total assets at June 30, 2012 were $2.4 billion, an increase of $101.1 million from December 31, 2011. The increase was due to growth in the investment portfolio of $86.3 million and growth in the commercial real estate, home equity and consumer loan portfolios of $33.5 million, partially offset by a decline in the residential real estate and commercial portfolios of $11.1 million. Total liabilities increased $93.9 million as Federal Home Loan Bank (“FHLB”) advances increased $114.8 million and total deposits increased $10.5 million, partially offset by a decline in other borrowed funds of $43.2 million. Total shareholders’ equity increased $7.2 million, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders.

During the first six months of 2012, average assets of $2.3 billion decreased $1.1 million, compared to the same period in 2011.  This decrease was primarily the result of a decline in average loans of $12.3 million, partially offset by an increase in average cash and due from banks and average investments of $10.5 million and $3.9 million, respectively. Average interest bearing liabilities decreased $55.1 million for the six months ended June 30, 2012 compared to the same period of 2011, primarily due to a decrease in average wholesale funding of $71.6 million and retail certificates of deposit of $66.7 million, partially offset by an increase in core deposits (demand deposits, interest checking, savings, and money market accounts) of $112.8 million.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. Total investment security balances at June 30, 2012 of $698.3 million increased $86.3 million, or 14%, from December 31, 2011.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At June 30, 2012, we had $12.1 million of unrealized gains on AFS securities, net of deferred taxes, compared to $11.1 million of unrealized gains, net of deferred taxes, at December 31, 2011.

Within our AFS portfolio, we hold senior tranches of non-agency collateralized mortgage obligations (“CMOs”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At June 30, 2012, seven of our CMOs were non-investment grade, had fair values of $9.3 million, and unrealized losses of $1.6 million. Management believes the unrealized losses for the CMOs are primarily a reflection of the lack of liquidity in the market and do not reflect the credit quality. The Bank evaluates the unrealized losses within its portfolio each quarter to determine if the impairment is other-than-temporary.

Included in the analyses is a base case scenario as well as several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests are performed monthly on the higher risk bonds using current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is derived from the Bloomberg and FTM models. These analyses allow the Bank to track loan data, performance data for the individual tranche and the entire issue and prepayment history. The base case uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the bond. Inputs in the base case are modified when deemed appropriate to better reflect future expected cash flows. Based on the results of this analysis, the Company did not record any OTTI write-down during the second quarter of 2012.

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of June 30, 2012, our investment in FHLBB stock totaled $20.1 million. No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. During the first quarter of 2012, the FHLBB announced they would repurchase a targeted amount of members’ excess capital stock. This was the first such repurchase since the FHLBB’s moratorium was established and they indicated this will be the only such repurchase it intends to make in 2012. As a result, $928,000 of FHLBB stock was repurchased from the Company in March 2012.

Loans

We provide loans primarily to customers located within our geographic market area. At June 30, 2012, total loans of $1.5 billion (excluding loans held-for-sale) increased $22.4 million from December 31, 2011, primarily related to the increase in commercial real estate loan portfolio of $26.4 million and consumer loan portfolio of $7.1 million, partially offset by a decrease in the residential real estate portfolio of $8.6 million due to the sale of thirty-year fixed rate mortgages and a decline in commercial loans of $2.6 million.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2012	2011
Non-accrual loans
Residential real estate	$10,349	$9,503
Commercial real estate	7,362	7,830
Commercial	4,687	3,955
Consumer	1,912	2,822
Total non-accrual loans	24,310	24,110
Accruing loans past due 90 days	562	236
Renegotiated loans not included above	3,177	3,276
Total non-performing loans	28,049	27,622
Other real estate owned	1,697	1,682
Total non-performing assets	$29,746	$29,304
Non-performing loans to total loans	1.83%	1.82%
Allowance for credit losses to non-performing loans	83.09%	83.38%
Non-performing assets to total assets	1.24%	1.27%
Allowance for credit losses to non-performing assets	78.35%	78.59%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2012, potential problem loans amounted to approximately $1.5 million, or 0.10% of total loans, compared to $1.6 million, or 0.11% of total loans, at December 31, 2011.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30,	December 31,
(Dollars in Thousands)	2012	2011
Loans 30-89 days past due:
Residential real estate	$780	$2,429
Commercial real estate	2,122	2,107
Commercial	762	911
Consumer	310	1,793
Total loans 30-89 days past due	$3,974	$7,240

Loans 30-89 days past due to total loans	0.26%	0.48%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first six months of 2012, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Six Months Ended June 30,
(Dollars in Thousands)	2012	2011
Allowance for loan losses at the beginning of the period	$23,011	$22,293
Provision for loan losses	1,817	2,083
Charge-offs:
Residential real estate	446	797
Commercial real estate	209	325
Commercial	416	755
Consumer	879	140
Total loan charge-offs	1,950	2,017

Recoveries:
Residential real estate	68	113
Commercial real estate	166	183
Commercial	120	156
Consumer	30	178
Total loan recoveries	384	630
Net charge-offs	(1,566)	(1,387)
Allowance for loan losses at the end of the period	$23,262	$22,989

Components of allowance for credit losses:
Allowance for loan losses	$23,262	$22,989
Liability for unfunded credit commitments	43	31
Balance of allowance for credit losses at end of the period	$23,305	$23,020
Average loans outstanding	$1,526,600	$1,538,946

Net charge-offs (annualized) to average loans outstanding	0.21%	0.18%
Provision for credit losses (annualized) to average loans outstanding	0.24%	0.27%
Allowance for credit losses to total loans	1.52%	1.48%
Allowance for credit losses to net charge-offs (annualized)	744.29%	830.39%
Allowance for credit losses to non-performing loans	83.09%	92.22%
Allowance for credit losses to non-performing assets	78.35%	85.97%

During the first six months of 2012, the Company provided $1.8 million of expense to the ALL compared to $2.1 million for the same period in 2011. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses was primarily a result of stabilized asset quality ratios. Non-performing assets as a percentage of total assets decreased to 1.24% at June 30, 2012 compared to 1.27% at December 31, 2011, but was higher than the June 30, 2011 level of 1.15% as a result of an increase in non-accrual loans. Our local economy continues to experience a decline in retail sales, sustained unemployment, and an overall decline in real estate values. We believe the ALL of $23.3 million, or 1.52% of total loans outstanding and 83.09% of total non-performing loans at June 30, 2012, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions continue to deteriorate, however, the provision will likely be increased. The ALL was 1.48% of total loans outstanding and 92.22% of total non-performing loans at June 30, 2011, and 1.52% of total loans outstanding and 83.38% of total non-performing loans at December 31, 2011.

Liabilities and Shareholders’ Equity

Total liabilities increased $93.9 million, or 5%, since December 31, 2011, to $2.2 billion at June 30, 2012.  Total deposits, including brokered deposits, increased $10.5 million since December 31, 2011, due to increases in demand deposits, interest checking, savings and money market balances of $45.0 million, offset by decreases in retail certificates of deposit of $22.4 million and brokered deposits of $12.0 million. Borrowings increased $71.6 million, which was comprised of $114.8 million increase in short-term advances from the FHLB, partially offset by a decrease in other borrowings of $43.2 million, related to a reduction in overnight funding and repurchase agreements.

Total shareholders’ equity increased $7.2 million, or 3%, since December 31, 2011, which was primarily a result of current year earnings of $13.0 million, and an increase in other comprehensive income of $254,000, offset by dividends declared to shareholders of $3.9 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	As of or For the	As of or For the
	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Return on average equity	11.74%	12.16%
Average equity to average assets	9.58%	9.32%
Dividend payout ratio	29.60%	44.05%
Dividends declared per share	$0.50	$1.50
Book value per share	29.67	28.56

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2012 and 2011, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2012, average deposits (including brokered deposits) of $1.6 billion increased $57.3 million compared to the same period in 2011. Comparing average deposits for the first six months of 2012 to the same period of 2011, we experienced growth in the average balances of money market accounts of $28.6 million, interest checking accounts of $37.3 million, demand deposits of $29.6 million, savings accounts of $17.3 million, and brokered deposits of $11.2 million, while average retail certificate of deposit balances declined $66.7 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. The deposits in the Acadia Trust, N.A. client accounts, which totaled $86.8 million at June 30, 2012, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The movement from retail certificates of deposit to other core deposit categories reflects customers continuing shift to more liquid deposit instruments given the current low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Average borrowings and long-term debt for the first six months of 2012 were $477.3 million, a decrease of $82.8 million, or 15%, from 2011. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $667.2 million and $689.1 million at June 30, 2012 and 2011, respectively. The carrying value of securities pledged as collateral at the FHLBB was $7.8 million and $10.0 million at June 30, 2012 and 2011, respectively. Through the Bank, we have an available line of credit with the FHLBB of $9.9 million at June 30, 2012 and 2011. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2012. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2012. We had no outstanding balance on these lines of credit at June 30, 2012.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios, and those of the Bank, exceeded regulatory guidelines at June 30, 2012, December 31, 2011 and June 30, 2011. The following table presents our regulatory capital ratios at the periods indicated:

	June 30,	December 31,	June 30,
	2012	2011	2011
Tier 1 capital to risk	14.97%	14.69%	14.19%
Total capital to risk	16.22%	15.95%	15.45%
Tier 1 leverage capital ratio	9.64%	9.59%	9.13%

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2012, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $226.1 million, $218.9 million and $218.2 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, which amounted to 9.4% of total assets at both June 30, 2012 and 2011, and 9.5% of total assets at December 31, 2011. Total shareholders’ equity increased $7.8 million, or 4%, from June 30, 2011 and $7.2 million, or 3%, from December 31, 2011, which was a result of earnings and an increase in other comprehensive income partially offset by dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $3.9 million for both of the six-month periods ended June 30, 2012 and 2011, respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $6.5 million for the first six months of 2012 and $6.0 million for the same period in 2011. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 27, 2011, the board of directors authorized the 2011 Common Stock Repurchase Program (“2011 Plan”) for the repurchase of up to 500,000 shares, or approximately 6.5% of the Company's outstanding common stock. Under the 2011 Plan, the Company has repurchased 78,824 shares of common stock at an average price of $31.53. The 2011 Plan will expire on October 1, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2012, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousand)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,533	1,533	$—	$—	$—
Commercial Commitment Letters	15,570	15,570	—	—	—
Residential Loan Origination	1,030	1,030	—	—	—
Home Equity Line of Credit Commitments	256,489	77,021	5,505	989	172,974
Other Commitments to Extend Credit	3,491	3,491	—	—	—
Total	$278,113	$98,645	$5,505	$989	$172,974

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2012, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,621	$534	$778	$532	$777
Capital Leases	1,128	56	119	128	825	(a)
Federal Funds – Overnight	24,675	24,675	—	—	—
FHLBB Borrowings – Advances	251,613	160,398	40,000	51,215	—
Commercial Repurchase Agreements	66,210	36,000	—	30,210	—
Other Borrowed Funds	140,227	140,227	—	—	—
Junior Subordinated Debentures	43,768	—	—	—	43,768
Note Payable	192	147	45	—	—
Other Contractual Obligations	375	375	—	—	—
Total	$530,809	$362,412	$40,942	$82,085	$45,370

(a)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $27,000.

Borrowings from the FHLBB consist of short- and long-term fixed- and variable-rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include federal funds purchased and securities sold under repurchase agreements. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2012, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and March 30, 2031, respectively.

At June 30, 2012, the Company had a notional amount of $8.2 million in interest rate swap agreements with commercial customers and equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our Consolidated Statements of Condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (Year 1) and a “rate shock” (Year 2 and beyond) have on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first six months of 2012 and 2011, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 – Base	June 30, 2012	June 30, 2011
Year 1
+400 bp	(2.87)%	(2.04)%
+200 bp	(2.87)%	(2.00)%
-100 bp	(0.16)%	(0.22)%
Year 2
+400 bp	(6.99)%	(2.63)%
+200 bp	(5.34)%	(1.53)%
-100 bp	(8.81)%	(4.52)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2012 was the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets cashflows at today’s lower rate levels at a faster pace than the decline in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current level over the first year as funding cost reductions and assumed loan floors help keep net interest income near current levels. Thereafter, net interest income declines as assets reprice/replace at a faster pace into the lower rate environment driven by prepayments on mortgage-related assets, while additional reductions to funding costs are negligible. In a rising interest rate environment, with a parallel yield curve shift, initial pressure on net interest income is projected into the second year, which is attributable to the larger short-term funding position that resets up quickly, while asset yield improvements are lagged due to the more fixed rate and intermediate term repricing nature of the asset base. As funding maturities slow and asset cashflows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation. If the yield curve were to flatten as rates rise, near-term net interest income exposure is projected to increase and lengthen the recovery period. Greater benefit to net interest income is expected over the longer term simulation.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2012, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $8.2 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended June 30, 2012 regarding shares of common stock of the Corporation that were repurchased.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
Purchases of Equity Securities (1) (2)
4/1/2012 to 4/30/2012	—	$—	—	—
5/1/2012 to 5/31/2012	580	31.43	580	486,176
6/1/2012 to 6/30/2012	65,000	31.98	65,000	421,176
Total Purchases of Equity Securities	65,580	$31.98	65,580	421,176

(1)	Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.
(2)	In September 2011, the Board of Directors of the Company voted to authorize a Common Stock Repurchase Program (the “Repurchase Program”) which will allow for the repurchase of up to 500,000 shares of the Company’s common stock. The authority, which expires on September 30, 2012, may be exercised from time to time and in such amounts as market conditions warrant. During the quarter ended June 30, 2012, 65,580 shares were repurchased under the Repurchase Program.
(3)	The Company’s share-based compensation plans do not restrict the number of shares that may be purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Condition June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2012 and 2011.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 8, 2012
Gregory A. Dufour	Date
President and Chief Executive Officer

/s/ Deborah A. Jordan	August 8, 2012
Deborah A. Jordan	Date
Chief Financial Officer and Principal
Financial & Accounting Officer

Exhibit Index

(2.1)	Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with Securities and Exchange Commission on April 24, 2012)

(10.1)	The Company’s 2012 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2012)

(10.17)	Camden National Corporation Amended and Restated Long-Term Performance Share Plan (incorporated by reference to Exhibits 10.17 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2012)

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101)	XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Condition June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows Six Months Ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Six Months Ended June 30, 2012 and 2011.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

