Form 10-Q
period 2012-09-30
CAMDEN NATIONAL CORP
filed 2012-11-07
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Outstanding at November 2, 2012:  Common stock (no par value) 7,620,072 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition September 30, 2012 and December 31, 2011	4

	Consolidated Statements of Income Three and Nine Months Ended September 30, 2012 and 2011	5

	Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30, 2012 and 2011	6

	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2012 and 2011	7

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011	8

	Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2012 and 2011	9-27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-44

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	44-45

ITEM 4.	CONTROLS AND PROCEDURES	45

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46

ITEM 4.	MINE SAFETY DISCLOSURES	46

ITEM 5.	OTHER INFORMATION	46

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX		49

EXHIBITS

 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine

November 7, 2012

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2012	2011
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$48,933	$39,325
Securities
Securities available for sale, at fair value	730,630	590,036
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,034	21,962
Total securities	751,664	611,998
Trading account assets	2,259	2,244
Loans held for sale	—	6,061
Loans	1,540,600	1,514,028
Less allowance for loan losses	(22,851)	(23,011)
Net loans	1,517,749	1,491,017
Goodwill and other intangible assets	44,485	45,194
Bank-owned life insurance	44,706	43,672
Premises and equipment, net	25,084	24,113
Deferred tax asset	5,681	13,486
Interest receivable	6,373	6,431
Prepaid FDIC assessment	3,921	4,796
Other real estate owned	596	1,682
Other assets	16,424	12,701
Total assets	$2,467,875	$2,302,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$212,011	$256,330
Interest checking, savings and money market	1,007,148	828,977
Retail certificates of deposit	362,103	395,431
Brokered deposits	108,057	110,628
Total deposits	1,689,319	1,591,366
Federal Home Loan Bank advances	171,519	136,860
Other borrowed funds	270,691	275,656
Junior subordinated debentures	43,794	43,717
Accrued interest and other liabilities	57,574	36,245
Total liabilities	2,232,897	2,083,844

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,620,072 and 7,664,975 shares on September 30, 2012 and December 31, 2011, respectively	49,455	51,438
Retained earnings	178,844	165,377
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	16,311	11,128
Net unrealized losses on derivative instruments, at fair value, net of tax	(7,909)	(7,264)
Net unrecognized losses on postretirement plans, net of tax	(1,723)	(1,803)
Total accumulated other comprehensive income	6,679	2,061
Total shareholders’ equity	234,978	218,876
Total liabilities and shareholders’ equity	$2,467,875	$2,302,720

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$18,084	$19,515	$54,787	$59,241
Interest on U.S. government and sponsored enterprise obligations	4,153	4,439	12,387	14,241
Interest on state and political subdivision obligations	344	387	1,064	1,284
Interest on federal funds sold and other investments	55	45	160	125
Total interest income	22,636	24,386	68,398	74,891
Interest Expense
Interest on deposits	2,218	2,842	7,146	8,820
Interest on borrowings	1,337	2,265	4,164	7,319
Interest on junior subordinated debentures	634	632	1,904	1,983
Total interest expense	4,189	5,739	13,214	18,122
Net interest income	18,447	18,647	55,184	56,769
Provision for credit losses	868	1,182	2,708	3,271
Net interest income after provision for credit losses	17,579	17,465	52,476	53,498
Non-Interest Income
Income from fiduciary services	1,155	1,517	3,883	4,503
Service charges on deposit accounts	1,386	1,296	3,857	3,879
Other service charges and fees	1,003	878	2,804	2,691
Bank-owned life insurance	353	910	1,034	1,784
Brokerage and insurance commissions	360	307	1,109	1,050
Mortgage banking income	8	368	476	500
Net gain on sale of securities	197	177	1,098	197
Other income	586	435	1,798	1,435
Total non-interest income before other-than-temporary impairment of securities	5,048	5,888	16,059	16,039
Other-than-temporary impairment of securities	(10)	(61)	(39)	(88)
Total non-interest income	5,038	5,827	16,020	15,951
Non-Interest Expenses
Salaries and employee benefits	7,270	7,437	21,150	21,402
Furniture, equipment and data processing	1,131	1,149	3,555	3,518
Net occupancy	930	944	3,061	2,960
Other real estate owned and collection costs	571	519	1,694	1,425
Regulatory assessments	450	410	1,317	1,515
Consulting and professional fees	408	601	1,351	2,143
Amortization of intangible assets	144	144	433	433
Acquisition costs	396	—	704	—
Other expenses	2,070	2,105	7,003	6,470
Total non-interest expenses	13,370	13,309	40,268	39,866
Income before income taxes	9,247	9,983	28,228	29,583
Income Taxes	2,992	3,054	8,978	9,245
Net Income	$6,255	$6,929	$19,250	$20,338

Per Share Data
Basic earnings per share	$0.82	$0.90	$2.51	$2.65
Diluted earnings per share	$0.82	$0.90	$2.50	$2.65
Weighted average number of common shares outstanding	7,619,411	7,677,972	7,655,619	7,671,911
Diluted weighted average number of common shares outstanding	7,639,434	7,683,570	7,669,763	7,680,401

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net income	$6,255	$6,929	$19,250	$20,338
Other comprehensive income (loss), net of related tax effects:
Unrealized gains on available for sale securities:
Unrealized holding gains on available for sale arising during period	4,350	3,764	5,871	7,327
Reclassification adjustment for gains included in net income	(121)	(66)	(688)	(71)
Net change in unrealized gains on available for sale securities	4,229	3,698	5,183	7,256
Unrealized gain (loss) on cash flow hedging derivatives	109	(5,281)	(645)	(6,363)
Postretirement plans:
Net actuarial gain arising during period	23	11	71	34
Reclassification: amortization of prior service cost included in net periodic cost	3	3	9	8
Other comprehensive income (loss)	4,364	(1,569)	4,618	935
Comprehensive income	$10,619	$5,360	$23,868	$21,273

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock			Accumulated Other	Total
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income	Shareholders’ Equity

Balance at December 31, 2010	7,658,496	$50,936	$150,730	$4,329	$205,995
Net income	—	—	20,338	—	20,338
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	7,256	7,256
Change in fair value of cash flow hedges	—	—	—	(6,363)	(6,363)
Change in net unrecognized losses on postretirement plans	—	—	—	42	42
Total comprehensive income	—	—	20,338	935	21,273
Stock-based compensation expense	—	593	—	—	593
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	27,782	118	—	—	118
Common stock repurchased	(8,135)	(272)	—	—	(272)
Cash dividends declared ($0.75 per share)	—	—	(5,768)	—	(5,768)
Balance at September 30, 2011	7,678,143	$51,375	$165,300	$5,264	$221,939

Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	19,250	—	19,250
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	5,183	5,183
Change in fair value of cash flow hedges	—	—	—	(645)	(645)
Change in net unrecognized losses on postretirement plans	—	—	—	80	80
Total comprehensive income	—	—	19,250	4,618	23,868
Stock-based compensation expense	—	355	—	—	355
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	20,677	(241)	—	—	(241)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($0.75 per share)	—	—	(5,783)	—	(5,783)
Balance at September 30, 2012	7,620,072	$49,455	$178,844	$6,679	$234,978

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In Thousands)	2012	2011
Operating Activities
Net income	$19,250	$20,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,708	3,271
Depreciation and amortization	3,343	2,618
Stock-based compensation expense	355	593
Decrease in interest receivable	58	356
Amortization of intangible assets	433	433
Net (increase) decrease in trading assets	(15)	142
Net investment securities gains	(1,098)	(197)
Other-than-temporary impairment of securities	39	88
Increase in other real estate owned valuation allowance and loss on disposition	465	188
Originations of mortgage loans held for sale	(12,775)	(11,848)
Proceeds from the sale of mortgage loans	19,104	16,817
Gain on sale of mortgage loans	(268)	(203)
Decrease in prepaid FDIC assessment	875	1,067
Increase in other assets	(62)	(5,660)
Increase in other liabilities	474	3,238
Net cash provided by operating activities	32,886	31,241
Investing Activities
Proceeds from maturities of securities held to maturity	—	251
Proceeds from sales and maturities of securities available for sale	154,708	133,416
Purchase of securities available for sale	(267,533)	(125,358)
Net (increase) decrease in loans	(30,544)	7,231
Proceeds from sale of FHLB stock	928	—
Proceeds from the sale of other real estate owned	1,665	1,638
Proceeds from bank-owned life insurance	—	370
Proceeds from previously charged-off loans	530	865
Purchase of premises and equipment	(2,662)	(722)
Net cash (used) provided by investing activities	(142,908)	17,691
Financing Activities
Net increase in deposits	97,953	125,449
Proceeds from Federal Home Loan Bank long-term advances	—	190,000
Repayments on Federal Home Loan Bank long-term advances	(10,341)	(277,265)
Net change in short-term Federal Home Loan Bank borrowings	45,000	(37,275)
Net (decrease) increase in other borrowed funds	(4,888)	14,335
Common stock repurchase	(2,097)	(272)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(241)	118
Cash dividends paid on common stock	(5,756)	(5,765)
Net cash provided by financing activities	119,630	9,325
Net increase in cash and cash equivalents	9,608	58,257
Cash and cash equivalents at beginning of year	39,325	31,009
Cash and cash equivalents at end of period	$48,933	$89,266
Supplemental information
Interest paid	$13,402	$18,433
Income taxes paid	4,560	8,340
Transfer from loans to other real estate owned	1,044	1,198

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2012 and December 31, 2011, the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month and nine-month period ended September 30, 2012 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2011 Form 10-K.

NOTE 2 – EARNINGS PER SHARE

The following is an analysis of basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,255	$6,929	$19,250	$20,338
Dividends and undistributed earnings allocated to participating securities (1)	(18)	(12)	(48)	(33)
Net income available to common shareholders	$6,237	$6,917	$19,202	$20,305
Weighted-average shares outstanding including participating securities	7,641,866	7,691,378	7,675,088	7,684,918
Less: average participating securities	(22,455)	(13,406)	(19,469)	(13,007)
Weighted-average common shares outstanding for basic EPS	7,619,411	7,677,972	7,655,619	7,671,911
Dilutive effect of stock-based awards (2)	20,023	5,598	14,144	8,490
Weighted-average common and potential common shares for diluted EPS	7,639,434	7,683,570	7,669,763	7,680,401
EARNINGS PER COMMON SHARE:
Basic EPS	$0.82	$0.90	$2.51	$2.65
Diluted EPS	$0.82	$0.90	$2.50	$2.65

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of stock options, vesting of restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Nonvested stock-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method.  Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Diluted EPS is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

For the three-month and nine-month periods ended September 30, 2012, options to purchase 18,250 and 49,500 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods. For the three-month and nine-month periods ended September 30, 2011, options to purchase 108,200 and 102,400 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of September 30, 2012 and December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Obligations of states and political subdivisions	$34,272	$2,045	$—	$36,317
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	369,595	17,353	(1)	386,947
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	290,322	6,661	(1)	296,982
Private issue collateralized mortgage obligations	11,347	—	(963)	10,384
Total securities available for sale	$705,536	$26,059	$(965)	$730,630
December 31, 2011
Obligations of U.S. government sponsored enterprises	$29,996	$116	$(5)	$30,107
Obligations of states and political subdivisions	37,138	2,620	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	361,073	15,861	—	376,934
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	127,153	1,628	(331)	128,450
Private issue collateralized mortgage obligations	12,557	—	(1,916)	10,641
Total debt securities	567,917	20,225	(2,252)	585,890
Equity securities	5,000	—	(854)	4,146
Total securities available for sale	$572,917	$20,225	$(3,106)	$590,036

Net unrealized gains on AFS at September 30, 2012 and December 31, 2011 and included in accumulated other comprehensive income amounted to $16.3 million and $11.1 million, net of deferred taxes of $8.8 million and $6.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2012 and December 31, 2011, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Mortgage-backed securities	$311	$(1)	$18	$—	$329	$(1)
Collateralized mortgage obligations	350	(1)	—	—	350	(1)
Private issue collateralized mortgage obligations	—	—	10,384	(963)	10,384	(963)
Total	$661	$(2)	$10,402	$(963)	$11,063	$(965)
December 31, 2011
U.S. government sponsored enterprises	$9,995	$(5)	$—	$—	$9,995	$(5)
Collateralized mortgage obligations	37,994	(331)	—	—	37,994	(331)
Private issue collateralized mortgage obligations	—	—	10,641	(1,916)	10,641	(1,916)
Equity securities	—	—	4,146	(854)	4,146	(854)
Total	$47,989	$(336)	$14,787	$(2,770)	$62,776	$(3,106)

At September 30, 2012, the Company held $11.1 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $9.6 million in private issue collateralized mortgage obligations (“CMOs”) which have been downgraded to non-investment grade. The Company’s share of these downgraded CMOs is in the senior tranches. Management believes the unrealized losses for the CMOs are the result of current market illiquidity and the underestimation of value in the market. Including the CMOs, there were 17 securities with a fair value of $10.4 million in the investment portfolio which had unrealized losses for twelve months or longer. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. During the third quarter of 2012, one security experienced a permanent loss of $14,000 and had an additional $10,000 write-down recorded in OTTI as a result of the quarterly analysis, which indicated potential future credit losses in the most likely scenario. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

Security Gains and Losses

The following information details the Company’s sales of securities:

	Nine Months Ended September 30,
Available for sale	2012	2011
Proceeds from sales of securities	$38,701	$15,128
Gross realized gains	1,302	270
Gross realized (losses)	(204)	(73)

During the first nine months of 2012, the Company sold one agency security, eight mortgage-backed securities, and 587,481 shares of Federal Home Loan Mortgage Corporation preferred stock and voluntarily tendered one auction rate security (Duff & Phelps Select Income Fund Auction Preferred Stock).

Securities Pledged

At September 30, 2012 and 2011, securities with an amortized cost of $488.1 million and $486.8 million and a fair value of $509.6 million and $508.6 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2012, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale	Amortized Cost	Fair Value
Due in one year or less	$5,600	$5,639
Due after one year through five years	17,018	17,611
Due after five years through ten years	152,756	158,907
Due after ten years	530,162	548,473
	$705,536	$730,630

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Residential real estate loans	$571,712	$578,757
Commercial real estate loans	501,283	470,061
Commercial loans	178,283	185,045
Home equity loans	274,176	268,782
Consumer loans	15,565	11,878
Deferred loan fees net of costs	(419)	(495)
Total loans	$1,540,600	$1,514,028

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first nine months of 2012, the Company sold $18.8 million of fixed-rate residential mortgage loans on the secondary market that resulted in a net gain on the sale of loans of $268,000. For the year ended December 31, 2011, the Company sold $28.6 million of fixed-rate residential mortgage loans on the secondary market, which resulted in a net gain on the sale of loans of $292,000.

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

The following is a summary of activity in the ALL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$23,262	$22,989	$23,011	$22,293
Loan charge-offs	(1,416)	(1,400)	(3,366)	(3,417)
Recoveries on loans previously charged off	146	235	530	865
Net charge-offs	(1,270)	(1,165)	(2,836)	(2,552)
Provision for loan losses	859	1,187	2,676	3,270
Balance at end of period	$22,851	$23,011	$22,851	$23,011

The following table presents activity in the ALL for the three months ended September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262
Loans charged off	(578)	—	(730)	(70)	(38)	—	(1,416)
Recoveries	5	53	85	1	2	—	146
Provision (reduction)	860	(215)	73	108	34	(1)	859
Ending balance	$6,639	$4,675	$5,796	$2,358	$162	$3,221	$22,851

The following table presents activity in the ALL and select loan information for the nine months ended September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,024)	(209)	(1,146)	(921)	(66)	—	(3,366)
Recoveries	73	219	205	21	12	—	530
Provision (reduction)	1,192	(1,037)	1,891	554	(204)	280	2,676
Ending balance	$6,639	$4,675	$5,796	$2,358	$162	$3,221	$22,851
Ending Balance: Individually evaluated for impairment	$2,071	$343	$376	$265	$39	$—	$3,094
Ending Balance: Collectively evaluated for impairment	$4,568	$4,332	$5,420	$2,093	$123	$3,221	$19,757

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,554	$7,121	$3,829	$1,668	$263	$—	$25,435
Ending Balance: Collectively evaluated for impairment	$558,739	$494,162	$174,454	$272,508	$15,302	$—	$1,515,165
Loans ending balance	$571,293	$501,283	$178,283	$274,176	$15,565	$—	$1,540,600

The following table presents activity in the ALL for the three months ended September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,109	$6,324	$4,473	$2,478	$453	$3,152	$22,989
Loans charged off	(239)	(621)	(325)	(205)	(10)	—	(1,400)
Recoveries	1	124	83	25	2	—	235
Provision (reduction)	75	179	633	188	(12)	124	1,187
Ending balance	$5,946	$6,006	$4,864	$2,486	$433	$3,276	$23,011

The following table presents activity in the ALL and select loan information for the nine months ended September 30, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,036)	(946)	(1,080)	(325)	(30)	—	(3,417)
Recoveries	114	307	239	195	10	—	865
Provision (reduction)	3,595	(1,553)	72	565	251	340	3,270
Ending balance	$5,946	$6,006	$4,864	$2,486	$433	$3,276	$23,011
Ending Balance: Individually evaluated for impairment	$2,669	$1,411	$831	$370	$91	$—	$5,372
Ending Balance: Collectively evaluated for impairment	$3,277	$4,595	$4,033	$2,116	$342	$3,276	$17,639

Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,305	$9,596	$4,343	$1,343	$159	$—	$27,746
Ending Balance: Collectively evaluated for impairment	$567,943	$448,752	$186,717	$269,125	$12,029	$—	$1,484,566
Loans ending balance	$580,248	$458,348	$191,060	$270,468	$12,188	$—	$1,512,312

 The following table presents the allowance for loan losses and select loan information for the year ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,216)	(1,633)	(1,256)	(861)	(59)	—	(5,025)
Recoveries	120	374	296	196	16	—	1,002
Provision (reduction)	4,221	(1,237)	173	1,318	261	5	4,741
Ending balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Ending Balance: Individually evaluated for impairment	$1,364	$961	$815	$440	$91	$—	$3,671
Ending Balance: Collectively evaluated for impairment	$5,034	$4,741	$4,031	$2,264	$329	$2,941	$19,340
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,715	$7,830	$4,019	$2,670	$152	$—	$27,386
Ending Balance: Collectively evaluated for impairment	$565,547	$462,231	$181,026	$266,112	$11,726	$—	$1,486,642
Loans ending balance	$578,262	$470,061	$185,045	$268,782	$11,878	$—	$1,514,028

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
September 30, 2012
Pass (Grades 1-6)	$555,036	$435,924	$153,528	$—	$—
Performing	—	—	—	272,471	15,305
Special Mention (Grade 7)	1,143	15,524	7,204	—	—
Substandard (Grade 8)	15,114	49,835	17,551	—	—
Non-performing	—	—	—	1,705	260
Total	$571,293	$501,283	$178,283	$274,176	$15,565
December 31, 2011
Pass (Grades 1-6)	$560,926	$413,489	$157,141	$—	$—
Performing	—	—	—	266,112	11,726
Special Mention (Grade 7)	876	8,134	8,998	—	—
Substandard (Grade 8)	16,460	48,438	18,335	—	—
Non-performing	—	—	—	2,670	152
Doubtful (Grade 9)	—	—	571	—	—
Total	$578,262	$470,061	$185,045	$268,782	$11,878

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following dates:

	30-59 days Past Due	60-89 days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2012
Residential real estate	$917	$755	$7,321	$8,993	$562,300	$571,293	$—	$9,459
Commercial real estate	1,879	270	5,985	8,134	493,149	501,283	209	7,121
Commercial	645	541	2,468	3,654	174,629	178,283	—	3,765
Home equity	359	228	1,341	1,928	272,248	274,176	37	1,669
Consumer	11	8	260	279	15,286	15,565	—	260
Total	$3,811	$1,802	$17,375	$22,988	$1,517,612	$1,540,600	$246	$22,274
December 31, 2011
Residential real estate	$2,207	$575	$7,373	$10,155	$568,107	$578,262	$99	$9,503
Commercial real estate	2,105	739	5,009	7,853	462,208	470,061	—	7,830
Commercial	1,020	184	2,309	3,513	181,532	185,045	135	3,955
Home equity	1,208	962	1,927	4,097	264,685	268,782	2	2,670
Consumer	73	10	152	235	11,643	11,878	—	152
Total	$6,613	$2,470	$16,770	$25,853	$1,488,175	$1,514,028	$236	$24,110

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration group works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $3.2 million at September 30, 2012 and $3.3 million at December 31, 2011. The Company did not have any TDR loans that subsequently defaulted during the first nine months of 2012.

At September 30, 2012 and December 31, 2011, the allowance related to TDRs was $395,000 and $357,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At September 30, 2012, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of the following dates:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
September 30, 2012
Troubled-Debt Restructurings
Residential real estate	18	$3,124	$3,227	$3,095
Commercial real estate	2	1,178	1,178	1,013
Commercial	2	163	163	100
Consumer	1	3	3	3
Total	23	$4,468	$4,571	$4,211
December 31, 2011
Troubled-Debt Restructurings
Residential real estate	19	$3,221	$3,426	$3,330
Commercial real estate	3	1,708	1,708	1,249
Commercial	2	163	163	103
Total	24	$5,092	$5,297	$4,682

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following dates and for the periods then ended:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With an allowance recorded:
Residential real estate	$9,233	$9,233	$2,071	$10,803	$88	$10,106	$31
Commercial real estate	5,025	5,025	343	5,839	—	5,679	—
Commercial	3,435	3,435	376	4,062	—	3,862	—
Home equity	1,077	1,077	265	1,331	—	1,063	—
Consumer	257	257	39	234	—	257	—
Ending Balance	$19,027	$19,027	$3,094	$22,269	$88	$20,967	$31
Without allowance recorded:
Residential real estate	$3,321	$4,324	$—	$2,324	$20	$2,923	$7
Commercial real estate	2,096	2,341	—	1,723	—	1,860	—
Commercial	394	710	—	347	4	462	4
Home equity	591	1,462	—	726	—	591	—
Consumer	6	166	—	7	—	6	—
Ending Balance	$6,408	$9,003	$—	$5,127	$24	$5,842	$11
Total impaired loans	$25,435	$28,030	$3,094	$27,396	$112	$26,809	$42

				Twelve Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With related allowance recorded:
Residential real estate	$10,717	$11,287	$1,364	$11,280	$109
Commercial real estate	5,477	5,478	961	7,257	3
Commercial	3,636	3,636	815	3,963	7
Home equity	1,888	1,887	440	1,457	1
Consumer	136	136	91	106	—
Ending Balance	$21,854	$22,424	$3,671	$24,063	$120
Without related allowance recorded:
Residential real estate	$1,998	$1,810	$—	$1,847	$21
Commercial real estate	2,353	3,815	—	2,078	—
Commercial	383	665	—	393	—
Home equity	782	1,189	—	422	—
Consumer	16	176	—	18	—
Ending Balance	$5,532	$7,655	$—	$4,758	$21
Total impaired loans	$27,386	$30,079	$3,671	$28,821	$141

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the nine months ended September 30, 2012 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2011	$34,720	$7,010	$41,730
2012 sale of portion of business unit	—	(276)	(276)
Balance at September 30, 2012	$34,720	$6,734	$41,454

During the first quarter of 2012, the Company entered into a service agreement to sell the employee benefits portion of its financial services business unit to Guidance Point Retirement Services, LLC, resulting in a reduction in goodwill and an increase in accounts receivable of $276,000.

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2011	$14,444	$(11,432)	$3,012	$753	$(301)	$452
2012 amortization	—	(376)	(376)	—	(57)	(57)
Balance at September 30, 2012	$14,444	$(11,808)	$2,636	$753	$(358)	$395

The following table reflects the expected amortization schedule for intangible assets at September 30, 2012:

	Core Deposit	Trust Relationship
	Intangible	Intangible
2012	$125	$19
2013	502	75
2014	502	75
2015	502	75
2016	502	75
Thereafter	503	76
Total unamortized intangible	$2,636	$395

NOTE 6 – EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers.  The components of net period benefit cost for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net period benefit cost
Service cost	$67	$58	$201	$174
Interest cost	102	108	306	324
Recognized net actuarial loss	29	17	87	51
Recognized prior service cost	5	4	15	12
Net period benefit cost	$203	$187	$609	$561

Other Postretirement Benefit Plan

The Company provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net period benefit cost
Service cost	$17	$16	$51	$48
Interest cost	37	38	111	114
Recognized net actuarial loss	8	—	24	—
Net period benefit cost	$62	$54	$186	$162

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On January 31, 2012, the Company awarded options to purchase a total of 2,000 shares of common stock from the Camden National Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) to certain officers of the Company and/or Camden National Bank (the “Bank”). The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the options on January 31, 2012 were 53.34%, 5 years, 3.00%, and 0.89%, respectively. The options have been determined to have a fair value of $12.68 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

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

On May 1, 2012, the Camden National Corporation 2012 Equity and Incentive Plan (the “2012 Plan”) was approved by the shareholders of the Company. The 2012 Plan replaced the 2003 Plan, which has been terminated and no further awards will be granted thereunder. The 2012 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Committee, in its discretion, may grant stock-based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights, to officers, employees and other key persons under the 2012 Plan. Independent directors are also eligible to receive awards under the 2012 Plan on a limited basis.

During the second quarter of 2012, the Company awarded options to purchase a total of 3,000 shares of common stock under the 2003 and 2012 Plans to certain officers of the Company and/or the Bank. The options have been determined to have fair values ranging from $12.07 to $12.67 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

During the third quarter of 2012, the Company awarded options to purchase a total of 3,500 shares of common stock under the 2012 Plan to certain officers of the Company and/or the Bank. The options have been determined to have a fair value of $13.85 per share. The options vest over a five-year period and have a contractual life of ten years from the date of grant.

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

Loans Held for Sale: Effective December 31, 2011, the fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs.  The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At September 30, 2012
Financial Assets:
Available for sale debt securities:
Obligations of states and political subdivisions	$—	$36,317	$—	$36,317
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	386,947	—	386,947
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	296,982	—	296,982
Private issue collateralized mortgage obligations	—	10,384	—	10,384
Trading account assets	2,259	—	—	2,259
Financial Liabilities:
Interest rate swap agreements	—	12,718	—	12,718

At December 31, 2011
Financial Assets:
Available for sale debt securities:
Obligations of U.S. government sponsored enterprises	$—	$30,107	$—	$30,107
Obligations of states and political subdivisions	—	39,758	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	376,934	—	376,934
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	128,450	—	128,450
Private issue collateralized mortgage obligations	—	10,641	—	10,641
Equity securities	—	4,146	—	4,146
Trading account assets	2,244	—	—	2,244
Financial Liabilities:
Interest rate swap agreements	—	11,387	—	11,387

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the Company measures impairment in accordance with GAAP. Impaired loans are measured using one of three methods: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of other real estate owned (“OREO”) and goodwill.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense. Certain assets require assumptions, such as expected future cash flows, that are not observable in an active market in determination of fair value and are classified as Level 3.

Goodwill: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

Assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At September 30, 2012
Assets:
Collateral-dependent impaired loans	$—	$—	$8,900	$8,900
Other real estate owned	—	—	596	596
Mortgage servicing rights	—	813	—	813

At December 31, 2011
Assets:
Impaired loans	$—	$—	$18,183	$18,183
Goodwill	—	—	276	276
Other real estate owned	—	—	1,682	1,682
Mortgage servicing rights	—	1,138	—	1,138

The December 31, 2011, non-recurring fair value table includes all loans with a related allowance. During the second quarter of 2012, the Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly, the September 30, 2012, fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
Collateral-dependent impaired loans:(1)
Partially charged-off	$4,299	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	$4,601	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$596	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.
(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value over the recorded investment.

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

Cash and Due from Banks:  The carrying amounts reported in the Statement of Condition approximate fair value.

FHLB and Federal Reserve Bank Stock:  The carrying amounts reported in the Statement of Condition approximate fair value.

Loans:  For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest Receivable and Payable:  The carrying amounts reported in the Statement of Condition approximate fair value.

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

Junior Subordinated Debentures:  The carrying amounts reported in the Statement of Condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at September 30, 2012:

			Fair Value Measurement at September 30, 2012
	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$48,933	$48,933	$48,933	$—	$—
Securities available for sale	730,630	730,630	—	730,630	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,259	2,259	2,259	—	—
Loans receivable, net of allowance	1,517,749	1,543,450	—	—	1,543,450
Mortgage servicing rights	561	813	—	813	—
Interest receivable	6,373	6,373	—	6,373	—
Financial liabilities:
Deposits	1,689,319	1,698,231	1,153,974	544,257	—
FHLB advances	171,519	177,668	—	177,668	—
Commercial repurchase agreements	66,199	69,588	—	69,588	—
Other borrowed funds	204,492	204,492	204,492	—	—
Junior subordinated debentures	43,794	43,794	—	43,794	—
Interest payable	905	905	905	—	—
Interest rate swap agreements	12,718	12,718	—	12,718	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,325	$39,325
Securities available for sale	590,036	590,036
FHLB and Federal Reserve Bank stock	21,962	21,962
Trading account assets	2,244	2,244
Loans held for sale	6,061	6,268
Loans receivable, net of allowance	1,491,017	1,510,277
Mortgage servicing rights	768	1,138
Interest receivable	6,431	6,431
Financial liabilities:
Deposits	1,591,366	1,600,222
FHLB advances	136,860	143,642
Commercial repurchase agreements	71,243	75,342
Other borrowed funds	204,413	204,413
Junior subordinated debentures	43,717	43,717
Interest payable	1,093	1,093
Interest rate swap agreements	11,387	11,387

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

As of September 30, 2012, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	September 30,	December 31,
	2012	2011
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$259,663	$254,603
Commercial and commercial real estate	20,047	21,972
Residential	14,398	2,060
Letters of credit	1,793	1,178
Other commitments	8,035	1,932
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	—	7,773
Derivative mortgage loan commitments	—	2,356
Customer loan swaps	16,222	12,240
Interest rate swaps	43,000	43,000

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

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $13.0 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at September 30, 2012 was a liability of $12.2 million and, as this instrument qualifies as a highly effective cash flow hedge, the $645,000 decrease in fair value during the first nine months of 2012 was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $1.5 million in first nine months of 2012, and have been classified as cash flows from operating activities in the statement of cash flows.

Customer Derivatives

The Company has a notional amount of $8.1 million in an interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. Commitments totaled $7.8 million at December 31, 2011. At September 30, 2012, the Company had no outstanding commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At September 30, 2012, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

On October 26, 2012, Camden National Bank completed the acquisition and conversion of 15 branch banking locations from Bank of America, National Association including branches in Auburn, Brewer, Gardiner, Lewiston, Newport, Old Town, Rockland and Waterville, Maine, as well as three branches in the Augusta and Bangor markets. The Bank also acquired the Orono location which is scheduled to reopen in December 2012. Camden National Bank simultaneously sold and deconverted the Rockland, Maine, branch location including the deposit accounts and a small volume of loans as well as the Company’s building located in Bangor.

Under the terms of the agreement, final settlement is expected to occur by January 2013 and as such pro forma financial information will not be available until that time and the following information can only be estimated. It is anticipated (based on October 2012 estimates) that the combined transactions will result in net deposits of $290.5 million at a deposit premium of 3.706%, $6.0 million in loans, and $2.0 million in fixed assets, which includes related branch premises. The Company’s cost to acquire the branches and deposits, net of the divestiture, was approximately $17.4 million.

The acquisition will be accounted for as a purchase in accordance with Account Standards Codification 805, Business Combinations, and the fair values of the assets acquired and liabilities assumed will be calculated in accordance with Account Standards Codification 820, Fair Value Measurement. It is expected that goodwill will be recognized in the acquisition. Goodwill is expected to be deducted for tax purposes.

The Company has evaluated events and transactions subsequent to September 30, 2012 for potential recognition or disclosure as required by GAAP.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of September 30, 2012 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Valuation of Other Real Estate Owned (“OREO”). Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of this property is accounted for individually based on its fair value on the date of acquisition. At the acquisition date, if the fair value of the property less the costs to sell is less than the book value of the loan, a charge or reduction in the ALL is recorded. If the value of the property becomes permanently impaired, as determined by an appraisal or an evaluation in accordance with our appraisal policy, we will record the decrease in value by charging against current earnings. Upon acquisition of a property, we use a current appraisal or broker’s opinion to substantiate fair value for the property.

Other-Than-Temporary Impairment (“OTTI”) of Investments. We record an investment impairment charge at the point we believe an investment has experienced a decrease in value that is other-than-temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although currently not under review, income tax returns for the year ended December 31, 2011 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

Non-GAAP Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, and tax equivalent net interest income. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding prepayment penalties and branch acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis plus total non-interest income excluding net gains or losses on sale of securities and OTTI (the denominator).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Non-interest expense, as presented	$13,370	$13,309	$40,268	$39,866
Less acquisition costs	396	—	704	—
Less prepayment fees on borrowings	—	—	728	—
Adjusted non-interest expense	12,974	13,309	38,836	39,866
Net interest income, as presented	18,447	18,647	55,184	56,769
Effect of tax-exempt income	250	300	760	943
Non-interest income	5,038	5,827	16,020	15,951
(Gains) losses on sale of securities	(197)	(177)	(1,098)	(197)
Other-than-temporary impairment of securities	10	61	39	88
Adjusted net interest income plus non-interest income	$23,548	$24,658	$70,905	$73,554
Non-GAAP efficiency ratio	55.10%	53.97%	54.77%	54.20%
GAAP efficiency ratio	56.93%	54.38%	56.55%	54.81%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net interest income, as presented	$18,447	$18,647	$55,184	$56,769
Effect of tax-exempt income	250	300	760	943
Net interest income, tax equivalent	$18,697	$18,947	$55,944	$57,712

Return on Average Tangible Equity. Return on tangible equity is the ratio of (i) net income (the numerator) to (ii) average shareholders’ equity less average goodwill and other intangibles. The following table reconciles return on average tangible equity to return on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Net income, as presented	$6,255	$6,929	$19,250	$20,338
Average shareholders’ equity, as presented	228,370	220,887	224,479	213,644
Less average goodwill and other intangibles	44,552	45,456	44,764	45,608
Average tangible shareholders’ equity	$183,818	$175,431	$179,715	$168,036
Return on average tangible equity	13.54%	15.67%	14.31%	16.18%
Return on average equity	10.90%	12.44%	11.45%	12.73%

RESULTS OF OPERATIONS

Executive Overview

On October 26, 2012, Camden National Bank completed the acquisition and conversion of 15 branch banking locations from Bank of America, National Association including branches in Auburn, Brewer, Gardiner, Lewiston, Newport, Old Town, Rockland and Waterville, Maine, as well as three branches in the Augusta and Bangor markets. The Bank also acquired the Orono location which is scheduled to reopen in December 2012. Camden National Bank simultaneously sold and deconverted the Rockland, Maine, branch location including the deposit accounts and a small volume of loans as well as the Company’s building located in Bangor.

The acquisition expands the franchise to offer existing customers the added convenience of more locations and enhances Camden National's presence in the Bangor and Lewiston/Auburn markets while accelerating the Company’s expansion strategy in the Augusta market. The acquisition also demonstrated the Company’s investment in the state of Maine and significant commitment to its people.

Under the terms of the agreement, final settlement is expected to occur by January 2013 and as such pro forma financial information will not be available until that time and the following information can only be estimated. It is anticipated (based on October 2012 estimates) that the combined transactions will result in net deposits of $290.5 million at a deposit premium of 3.706%, $6.0 million in loans, and $2.0 million in fixed assets, which includes related branch premises. The Company’s cost to acquire the branches and deposits, net of the divestiture, was approximately $17.4 million.

The acquisition will be accounted for as a purchase in accordance with Account Standards Codification 805, Business Combinations, and the fair values of the assets acquired and liabilities assumed will be calculated in accordance with Account Standards Codification 820, Fair Value Measurement. It is expected that goodwill will be recognized in the acquisition. Goodwill is expected to be deducted for tax purposes.

For the nine months ended September 30, 2012:

Net income was $19.3 million for the nine-month period ended September 30, 2012, compared to $20.3 million for the same period of 2011.  Net income per diluted share decreased to $2.50, compared to $2.65 per diluted share earned during the first nine months of 2011. For the first nine months of 2012, the Company achieved a return on assets of 1.09%, a return on tangible equity of 14.31%, a net interest margin of 3.39%, and an efficiency ratio of 54.77%. The following were major factors contributing to the results of the first nine months of 2012 compared to the same period of 2011:

•	Net interest income on a fully-taxable equivalent basis for the first nine months of 2012 decreased $1.8 million, or 3%, compared to the same period in 2011. The decline in net interest income was due in part to the reduction in our tax equivalent net interest margin of 16 basis points as a result of the reinvestment of our cashflows in both investment securities and loans at lower interest rates. The margin compression was partially mitigated by a $30.0 million increase in average earning assets.
•	The provision for credit losses was reduced $563,000 to $2.7 million for the first nine months of 2012 compared to the same period of 2011 due to a lower level of non-performing assets and the stabilization of past due loans and charge-offs.
•	Non-interest income for the first nine months of 2012 was $16.0 million, an increase of $69,000, compared to the same period of 2011, primarily due to an increase in securities gains, partially offset by lower bank-owned life insurance income due to non-recurring insurance proceeds recorded in the third quarter of 2011.
•	Non-interest expense for the first nine months of 2012 was $40.3 million, an increase of $402,000, or 1%, over the same period of 2011, primarily due to branch acquisition costs and prepayment penalties on wholesale borrowings, partially offset by a decline in consulting and professional fees.

For the three months ended September 30, 2012:

Net income for the third quarter of 2012 of $6.3 million decreased $674,000 compared to the three-month period ended September 30, 2011.  Net income per diluted share decreased to $0.82, compared to $0.90 per diluted share earned during the same three months of 2011. For the third quarter of 2012, the Company achieved a return on assets of 1.03%, a return on tangible equity of 13.54%, a net interest margin of 3.30%, and an efficiency ratio of 55.10%. The following were major factors that impacted the results of the third quarter of 2012 compared to the same period of 2011:

•	Net interest income on a fully-taxable equivalent basis of $18.7 million decreased 1%, compared to the same period of 2011.
•	The provision for credit losses of $868,000 decreased $314,000, compared to the same period of 2011.
•	Non-interest income of $5.0 million decreased $789,000, or 14%, compared to the same period of 2011.
•	Non-interest expense of $13.4 million increased $61,000, compared to the third quarter of 2011.

Financial condition at September 30, 2012 compared to December 31, 2011:

•	Total loans of $1.5 billion at September 30, 2012 increased $26.6 million since December 31, 2011, representing an annualized growth rate of 2%. Total loans increased due to growth in the commercial real estate portfolio of $31.2 million and home equity and consumer portfolios of $9.1 million, which was partially offset by a $7.0 million decline in the residential real estate loan portfolio primarily as a result of sales of thirty-year fixed rate mortgages and by a $6.8 million decline in commercial loans.
•	Investment securities of $751.7 million at September 30, 2012, increased $139.7 million compared to December 31, 2011, primarily due to a pre-investment strategy of anticipated excess cash related to the branch acquisition closing in the fourth quarter of 2012. During the second and third quarters of 2012, we purchased approximately $115.0 million of investment securities.
•	Deposits at September 30, 2012 were $1.7 billion, an increase of $98.0 million, or 6%, compared to December 31, 2011. Our core deposit (checking, savings and money market accounts) growth was primarily due to a combination of businesses and individuals maintaining higher balances in short-term deposits, the acquisition of several large deposit relationships and the typical seasonal inflow of deposits during the third quarter of each year.
•	Shareholders’ equity increased $16.1 million, or 7%, due to current year earnings and other comprehensive income, offset in part by dividends declared and the repurchase of common stock.

Net Interest Income

Net interest income, which is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings, is our largest source of revenue and accounts for approximately 78% of total revenues (net interest income and non-interest income). Net interest income is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $55.9 million on a fully-taxable equivalent basis for the nine months ended September 30, 2012, compared to $57.7 million for the same period of 2011, a decrease of $1.8 million, or 3%. The decrease in net interest income was primarily due to the decline in the net interest margin of 16 basis points to 3.39% for the first nine months of 2012. The decrease in net interest income was partially offset by an increase in average earning assets of $30.0 million. The yield on average interest-earning assets for the first nine months of 2012 compared to the same period in 2011 decreased 47 basis points reflecting the impact of reinvesting cashflows in both investment securities and loans at lower interest rates because of the sustained low interest rate environment. The average cost of funds for the first nine months of 2012 was 0.84%, a decrease of 32 basis points compared to the same period in 2011, as a result of lower interest rates on core deposits (demand deposits, interest checking, savings, and money market accounts) and favorable shifts in the deposit mix to lower cost transaction accounts. Average core deposits increased $113.4 million, or 11%, compared to the first nine months of 2011 while certificates of deposit average balances declined $62.2 million and wholesale borrowings decreased $39.7 million.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$615,233	$12,528	2.72%	$568,477	$14,346	3.36%
Securities – nontaxable (1)	38,106	1,637	5.73%	45,220	1,975	5.82%
Trading account assets	2,194	19	1.16%	2,256	20	1.16%
Loans (1)(2) :
Residential real estate	574,134	20,695	4.81%	593,072	22,799	5.13%
Commercial real estate	488,142	18,263	4.92%	465,988	19,302	5.46%
Commercial	167,681	5,985	4.69%	177,952	6,904	5.12%
Municipal	14,527	534	4.91%	20,967	719	4.58%
Consumer	285,522	9,497	4.44%	281,608	9,769	4.64%
Total loans	1,530,006	54,974	4.76%	1,539,587	59,493	5.13%
Total interest-earning assets	2,185,539	69,158	4.20%	2,155,540	75,834	4.67%
Cash and due from banks	37,723			32,540
Other assets	153,818			155,105
Less: allowance for loan losses	(23,146)			(22,822)
Total assets	$2,353,934			$2,320,363
LIABILITIES & SHAREHOLDERS’ EQUITY
Retail deposits:
Non-interest bearing demand deposits	$242,855	—	—	$241,480	—	—
Interest checking accounts	319,463	251	0.10%	252,637	411	0.22%
Savings accounts	188,797	242	0.17%	169,586	314	0.25%
Money market accounts	357,938	1,568	0.59%	331,936	1,777	0.75%
Certificates of deposit	379,216	3,786	1.33%	441,394	4,876	1.48%
Total retail deposits	1,488,269	5,847	0.52%	1,437,033	7,378	0.69%
Borrowings:
Brokered deposits	123,959	1,299	1.40%	122,788	1,442	1.57%
Junior subordinated debentures	43,756	1,904	5.81%	43,653	1,983	6.07%
Other borrowings	438,954	4,164	1.27%	479,949	7,319	2.04%
Total wholesale funding	606,669	7,367	1.62%	646,390	10,744	2.22%
Total funding liabilities	2,094,938	13,214	0.84%	2,083,423	18,122	1.16%
Other liabilities	34,517			23,296
Shareholders’ equity	224,479			213,644
Total liabilities and shareholders’ equity	$2,353,934			$2,320,363
Net interest income (fully-taxable equivalent)		55,944			57,712
Less: fully-taxable equivalent adjustment		(760)			(943)
Net interest income		$55,184			$56,769
Net interest rate spread (fully-taxable equivalent)			3.36%			3.51%
Net interest margin (fully-taxable equivalent)			3.39%			3.55%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the nine months ended September 30, 2012 totaled $2.7 million, compared with $3.3 million for the same period of 2011. Please see the caption “Financial Condition—Asset Quality” below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represented 21% and 22% of total revenues (net interest income and non-interest income), before net securities gains, losses and OTTI, for the nine months ended September 30, 2012 and 2011, respectively. Non-interest income of $16.0 million for the nine-month period ended September 30, 2012 increased by $69,000 compared to the nine-month period ended September 30, 2011. The following table presents the components of non-interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from fiduciary services	$1,155	$1,517	$3,883	$4,503
Service charges on deposit accounts	1,386	1,296	3,857	3,879
Other service charges and fees	1,003	878	2,804	2,691
Bank-owned life insurance	353	910	1,034	1,784
Brokerage and insurance commissions	360	307	1,109	1,050
Mortgage banking income	8	368	476	500
Net gain on sale of securities	197	177	1,098	197
Other income	586	435	1,798	1,435
Non-interest income before other-than-temporary impairment of securities	5,048	5,888	16,059	16,039
Other-than-temporary impairment of securities	(10)	(61)	(39)	(88)
Total non-interest income	$5,038	$5,827	$16,020	$15,951

The significant factors that contributed to the changes in non-interest income for the nine months ended September 30, 2012 compared to the same period of 2011 include:

•	Increase in net gain on sale of securities of $901,000 primarily due to the sale of Federal Home Loan Mortgage Corporation preferred stock and several mortgage-backed securities.

•	Decrease in bank-owned life insurance income of $750,000 primarily due to $695,000 of revenue recorded from insurance benefits in the first nine months of 2011.

•	Decrease in income from fiduciary services of $620,000 due to the sale of the employee benefits portion of our financial services business line.

•	Increase in other income of $363,000 primarily due to an increase in loan servicing of $190,000 and an increase of $179,000 on gains on the directors’ and executives’ compensation plan.

Non-interest income for the three-month periods ended September 30, 2012 and 2011 totaled $5.0 million and $5.8 million, respectively.  The significant factors that contributed to the change between these periods include:

•	Decrease in bank-owned life insurance income of $557,000 due to $550,000 of revenue recorded from insurance benefits in the third quarter of 2011.

•	Decrease in mortgage banking income of $360,000 as there were no sales during the third quarter of 2012.

•	Decrease in income from fiduciary services of $362,000 due to the sale of the employee benefits portion of our financial services business line.

Non-Interest Expenses

Non-interest expenses increased $402,000, or 1%, for the nine months ended September 30, 2012 compared to the same period of 2011. The following table presents the components of non-interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$7,270	$7,437	$21,150	$21,402
Furniture, equipment and data processing	1,131	1,149	3,555	3,518
Net occupancy	930	944	3,061	2,960
OREO and collection costs	571	519	1,694	1,425
Regulatory assessments	450	410	1,317	1,515
Consulting and professional fees	408	601	1,351	2,143
Amortization of intangible assets	144	144	433	433
Acquisition costs	396	—	704	—
Other expenses	2,070	2,105	7,003	6,470
Total non-interest expenses	$13,370	$13,309	$40,268	$39,866

The significant changes in non-interest expense for the nine months ended September 30, 2012 compared to the same period of 2011 include:

•	Decrease in consulting and professional fees of $792,000 compared to the first nine months of 2011 primarily due to last year including a consulting review of business processes and legal costs associated with litigation. In addition, the sale of the employee benefits portion of our financial services business line in 2012 resulted in lower professional fees.

•	Acquisition costs of $704,000 related to non-recurring expenses associated with the branch acquisition and integration of 15 Maine branch locations, which were primarily legal and marketing expenses, and one-time data conversion costs.

•	Increase in other expenses of $533,000 primarily due to a prepayment fee on wholesale borrowings of $728,000 paid in connection with a refinancing of $10.0 million of wholesale borrowings that had an average cost of 3.35% into lower cost short-term funds.

The significant changes in non-interest expense for the three months ended September 30, 2012 compared to 2011 include:

•	Acquisition costs of $396,000 related to non-recurring expenses associated with the branch acquisition.

•	Decrease in consulting and professional fees of $193,000 primarily due to lower professional fees resulting from the sale of the employee benefits portion of our financial services business line in 2012.

FINANCIAL CONDITION

Overview

Total assets at September 30, 2012 were $2.5 billion, an increase of $165.2 million from December 31, 2011. The increase was due to growth in the investment portfolio of $139.7 million and growth in the commercial real estate, home equity and consumer loan portfolios of $40.3 million, partially offset by a decline in the residential real estate and commercial portfolios of $13.8 million. Total liabilities increased $149.1 million since year-end as total deposits increased $98.0 million and Federal Home Loan Bank (“FHLB”) advances increased $34.7 million. Total shareholders’ equity increased $16.1 million since year-end, which was a result of current year earnings and other comprehensive income, partially offset by dividends declared to shareholders and the repurchase of common stock.

During the first nine months of 2012, average assets of $2.4 billion increased $33.6 million, compared to the same period in 2011.  The increase was primarily due to an increase in investments of $39.6 million, partially offset by a decrease in average loans of $9.6 million. Average funding liabilities increased $11.5 million for the nine months ended September 30, 2012, compared to the same period of 2011, primarily due to an increase in core deposits (demand deposits, interest checking, savings, and money market accounts) of $113.4 million partially offset by a $62.2 million decline in retail certificates of deposit and a $39.7 million decline in average wholesale funding.

Investment Securities

Investments in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities are used to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At September 30, 2012, our total holdings in investment securities were $751.7 million, an increase of $139.7 million, or 23%, from December 31, 2011.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. At September 30, 2012, we had $16.3 million of unrealized gains on AFS securities, net of deferred taxes, compared to $11.1 million of unrealized gains, net of deferred taxes, at December 31, 2011.

Within our AFS portfolio, we held senior tranches of non-agency collateralized mortgage obligations (“CMOs”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At September 30, 2012, seven of our CMOs were non-investment grade and had a total fair value of $9.6 million and $928,000 in unrealized losses. Management believes that the unrealized losses for these CMOs are due to market liquidity and do not reflect the credit quality. Management evaluates the unrealized losses within its entire AFS portfolio each month to determine if an impairment is other-than-temporary.

The analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests are performed monthly on higher risk investments using current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from the Bloomberg and FTM models, which enables Management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When deemed appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows. During the third quarter of 2012, one security experienced a permanent loss of $14,000 and had an additional $10,000 write-down recorded in OTTI as a result of the quarterly analysis performed during the third quarter of 2012.

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of September 30, 2012, our investment in FHLBB stock totaled $20.1 million. No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. During the first quarter of 2012, the FHLBB announced they would repurchase a targeted amount of members’ excess capital stock. This was the first such repurchase since the FHLBB’s moratorium was established and they indicated this will be the only such repurchase it intends to make in 2012. As a result, $928,000 of FHLBB stock was repurchased from the Company in March 2012.

Loans

We provide loans primarily to customers located within our geographic market area. At September 30, 2012, total loans of $1.5 billion (excluding loans held-for-sale) increased $26.6 million from December 31, 2011, primarily related to the increase in commercial real estate loan portfolio of $31.2 million and consumer loan portfolio of $9.1 million, partially offset by a decrease in the residential real estate portfolio of $7.0 million due to the sale of thirty-year fixed rate mortgages and a decrease in commercial loans of $6.8 million.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2012	2011
Non-accrual loans
Residential real estate	$9,459	$9,503
Commercial real estate	7,121	7,830
Commercial	3,765	3,955
Consumer	1,929	2,822
Total non-accrual loans	22,274	24,110
Accruing loans past due 90 days	246	236
Renegotiated loans not included above	3,162	3,276
Total non-performing loans	25,682	27,622
Other real estate owned	596	1,682
Total non-performing assets	$26,278	$29,304
Non-performing loans to total loans	1.67%	1.82%
Allowance for credit losses to non-performing loans	89.18%	83.38%
Non-performing assets to total assets	1.06%	1.27%
Allowance for credit losses to non-performing assets	87.16%	78.59%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2012, potential problem loans amounted to approximately $1.8 million, or 0.12% of total loans, compared to $1.6 million, or 0.11% of total loans, at December 31, 2011.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30,	December 31,
(Dollars in Thousands)	2012	2011
Loans 30-89 days past due:
Residential real estate	$1,256	$2,429
Commercial real estate	1,938	2,107
Commercial	1,135	911
Consumer	452	1,793
Total loans 30-89 days past due	$4,781	$7,240

Loans 30-89 days past due to total loans	0.31%	0.48%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first nine months of 2012, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011
Allowance for loan losses at the beginning of the period	$23,011	$22,293
Provision for loan losses	2,676	3,270
Charge-offs:
Residential real estate	1,024	1,036
Commercial real estate	209	946
Commercial	1,146	1,080
Consumer	987	355
Total loan charge-offs	3,366	3,417

Recoveries:
Residential real estate	73	114
Commercial real estate	219	307
Commercial	205	239
Consumer	33	205
Total loan recoveries	530	865
Net charge-offs	(2,836)	(2,552)
Allowance for loan losses at the end of the period	$22,851	$23,011

Components of allowance for credit losses:
Allowance for loan losses	$22,851	$23,011
Liability for unfunded credit commitments	51	26
Balance of allowance for credit losses at end of the period	$22,902	$23,037
Average loans outstanding	$1,530,006	$1,539,587

Net charge-offs (annualized) to average loans outstanding	0.25%	0.22%
Provision for credit losses (annualized) to average loans outstanding	0.24%	0.16%
Allowance for credit losses to total loans	1.49%	1.52%
Allowance for credit losses to net charge-offs (annualized)	605.54%	677.13%
Allowance for credit losses to non-performing loans	89.18%	83.03%
Allowance for credit losses to non-performing assets	87.16%	78.08%

During the first nine months of 2012, the Company provided $2.7 million of expense to the ALL compared to $3.3 million for the same period in 2011. The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. The decrease in the provision for loan losses was primarily a result of stabilized asset quality ratios. Non-performing assets as a percentage of total assets decreased to 1.06% at September 30, 2012 compared to 1.27% at December 31, 2011 and 1.26% at September 30, 2011 as a result of a decrease in non-accrual loans and other real estate owned. Our local economy continues to experience a decline in retail sales, sustained unemployment, and an overall decline in real estate values. We believe the ALL of $22.9 million, or 1.48% of total loans outstanding and 88.98% of total non-performing loans at September 30, 2012, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions continue to deteriorate, however, the provision will likely be increased. The ALL was 1.52% of total loans outstanding and 82.93% of total non-performing loans at September 30, 2011, and 1.51% of total loans outstanding and 83.31% of total non-performing loans at December 31, 2011.

Liabilities and Shareholders’ Equity

Total liabilities increased $149.1 million, or 7%, since December 31, 2011, to $2.2 billion at September 30, 2012.  Total deposits, including brokered deposits, increased $98.0 million since December 31, 2011, primarily due to a combination of businesses and individuals maintaining higher balances in short-term deposits, the acquisition of several large deposit relationships and the typical seasonal inflow of deposits during the third quarter of each year. Core deposits increased $133.9 million while retail certificates of deposit and brokered deposits decreased $35.9 million. Borrowings increased $29.8 million, which was comprised of a $34.7 million increase in short-term advances from the FHLB, partially offset by a decrease in other borrowings of $4.9 million, related to a reduction in overnight funding and repurchase agreements.

Total shareholders’ equity increased $16.1 million, or 7%, since December 31, 2011, which was primarily a result of current year earnings of $19.3 million, and an increase in other comprehensive income of $4.6 million, offset by dividends declared to shareholders of $5.8 million and common stock repurchases of $2.1 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	As of or For the	As of or For the
	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Return on average equity	11.45%	12.16%
Average equity to average assets	9.54%	9.32%
Dividend payout ratio	29.88%	44.05%
Dividends declared per share	$0.75	$1.50
Book value per share	30.84	28.56

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2012 and 2011, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2012, average deposits (including brokered deposits) of $1.6 billion increased $52.4 million compared to the same period in 2011. Comparing average deposits for the first nine months of 2012 to the same period of 2011, we experienced growth in the average balances of money market accounts of $26.0 million, interest checking and demand deposit accounts of $68.2 million, savings accounts of $19.2 million, and brokered deposits of $1.2 million, while average retail certificate of deposit balances decreased $62.2 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A., which represent client funds. The deposits in the Acadia Trust, N.A. client accounts, which totaled $112.4 million at September 30, 2012, fluctuate with changes in the portfolios of the clients of Acadia Trust, N.A. The movement from retail certificates of deposit to other core deposit categories reflects customers’ continuing shift to more liquid deposit instruments given the current low interest rate environment.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Average borrowings and long-term debt for the first nine months of 2012 were $482.7 million, a decrease of $40.9 million, or 8%, from 2011. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $675.2 million and $689.6 million at September 30, 2012 and 2011, respectively. The carrying value of securities pledged as collateral at the FHLBB was $7.0 million and $9.3 million at September 30, 2012 and 2011, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at September 30, 2012 and 2011. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2012. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2012. We had no outstanding balance on these lines of credit at September 30, 2012.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios and those of the Bank, exceeded regulatory guidelines at September 30, 2012, December 31, 2011 and September 30, 2011. The following table presents our regulatory capital ratios at the periods indicated:

	September 30,	December 31,	September 30,
	2012	2011	2011
Tier 1 capital to risk-weighted assets	15.13%	14.69%	14.80%
Total capital to risk-weighted assets	16.39%	15.95%	16.05%
Tier 1 leverage capital ratio	9.57%	9.59%	9.43%

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2012, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $235.0 million, $218.9 million and $221.9 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, which amounted to 9.5% of total assets at September 30, 2012 and 2011, and December 31, 2011. Total shareholders’ equity increased $13.0 million, or 6%, from September 30, 2011 and $16.1 million, or 7%, from December 31, 2011, which was a result of earnings and an increase in other comprehensive income partially offset by dividends declared to shareholders.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $5.8 million for both of the nine-month periods ended September 30, 2012 and 2011. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: a) capital position relative to total assets, b) risk-based assets, c) total classified assets, d) economic conditions, e) growth rates for total assets and total liabilities, f) earnings performance and projections and g) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $9.8 million for the first nine months of 2012 and $9.0 million for the same period in 2011. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 27, 2011, the board of directors authorized the 2011 Common Stock Repurchase Program (“2011 Repurchase Plan”) for the repurchase of up to 500,000 shares, or approximately 6.5% of the Company's outstanding common stock. Under the 2011 Repurchase Plan, the Company repurchased 78,824 shares of common stock at an average price of $31.53. The 2011 Repurchase Plan expired on October 1, 2012. On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program ("2012 Repurchase Plan"). The 2012 Repurchase Plan will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock over a one-year term expiring on October 1, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2012, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,793	1,793	$—	$—	$—
Commercial Commitment Letters	20,047	20,047	—	—	—
Residential Loan Origination	14,398	14,398	—	—	—
Home Equity Line of Credit Commitments	259,663	85,714	5,096	973	167,880
Other Commitments to Extend Credit	8,035	8,035	—	—	—
Total	$303,936	$129,987	$5,096	$973	$167,880

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2012, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$2,597	$582	$826	$505	$684
Capital Leases	1,114	56	121	129	808	(1)
Federal Funds – Overnight	20,600	20,600	—	—	—
FHLBB Borrowings – Advances	171,519	90,320	31,199	50,000	—
Commercial Repurchase Agreements	66,199	36,000	—	30,199	—
Other Borrowed Funds	182,622	182,622	—	—	—
Junior Subordinated Debentures	43,794	—	—	—	43,794
Note Payable	156	120	36	—	—
Other Contractual Obligations	375	375	—	—	—
Total	$488,976	$330,675	$32,182	$80,833	$45,286

(1)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $25,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2012, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and March 30, 2031, respectively.

At September 30, 2012, the Company had a notional amount of $8.1 million in interest rate swap agreements with commercial customers and equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

During the first nine months of 2012 and 2011, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 – Base	September 30, 2012	September 30, 2011
Year 1
+400 bp	(1.50)%	(0.68)%
+200 bp	(1.50)%	(0.68)%
-100 bp	(0.90)%	(0.54)%
Year 2
+400 bp	(5.40)%	0.65%
+200 bp	(3.30)%	0.96%
-100 bp	(11.00)%	(7.90)%

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

The most significant factors affecting the changes in market risk exposure during the first nine months of 2012 was the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets’ cashflows at today’s lower rate levels at a faster pace than the decline in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current level over the first year as funding cost reductions and assumed loan floors help keep net interest income near current levels. Thereafter, net interest income declines as assets reprice/replace at a faster pace into the lower rate environment driven by prepayments on mortgage-related assets, while additional reductions to funding costs are negligible. In a rising interest rate environment, with a parallel yield curve shift, initial pressure on net interest income is projected, which is attributable to the larger short-term funding position that resets up quickly, while asset yield improvements are lagged due to the more fixed rate and intermediate term repricing nature of the asset base. As funding maturities slow and asset cashflows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation. If the yield curve were to flatten as rates rise, near-term net interest income exposure is projected to increase and lengthen the recovery period. Greater benefit to net interest income is expected over the longer term simulation.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2012, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $8.1 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended September 30, 2012 regarding shares of common stock of the Corporation that were repurchased.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
Purchases of Equity Securities (1) (2)
7/1/2012 to 7/31/2012		$—	—	421,176
8/1/2012 to 8/31/2012		—	—	421,176
9/1/2012 to 9/30/2012		—	—	421,176
Total Purchases of Equity Securities		$—	—	421,176

(1)	Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation. During the third quarter of 2012, 2,137 shares were delivered back to the Company.
(2)	In September 2011, the Board of Directors of the Company voted to authorize the 2012 Repurchase Plan, which allowed for the repurchase of up to 500,000 shares of the Company’s common stock. Under the 2012 Repurchase Plan, which expired October 1, 2012, 78,824 shares were repurchased.
(3)	The Company’s share-based compensation plans do not restrict the number of shares that may be purchased.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Condition September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2012 and 2011.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 7, 2012
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	November 7, 2012
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101)	XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Condition September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements Three and Nine Months Ended September 30, 2012 and 2011.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

