Form 10-K
period 2012-12-31
CAMDEN NATIONAL CORP
filed 2013-02-28
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $256,671,924. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially owns 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2013, is 7,623,500.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2012 FORM 10-K ANNUAL REPORT

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

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward- looking statements:

•	continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a reduction in demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in Maine, and a substantial portion of these loans have real estate as collateral;
•	changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	competitive pressures, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;
•	continued volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios;
•	changes in information technology that require increased capital spending;
•	changes in consumer spending and savings habits;
•	new laws and regulations regarding the financial services industry including but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act and Basel III proposed capital rules;
•	changes in laws and regulations including laws and regulations concerning taxes, banking, securities and insurance; and
•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A, “Risk Factors,” beginning on page 13. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1. Business

Overview.  Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $2.6 billion in assets and 50 branches at December 31, 2012, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company makes its commercial and consumer banking products and services available directly and indirectly through its subsidiary, Camden National Bank (the “Bank”), and its brokerage and insurance services through Camden Financial Consultants (“Camden Financial”), a division of the Bank. The Company also offers investment management and fiduciary services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally-regulated, non-depository trust company headquartered in Portland, Maine. In addition to serving as a holding company, the Company provides managerial, operational, human resource, marketing, financial management, risk management and technology services to its subsidiaries. The Consolidated Financial Statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its divisions, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has achieved a five-year compounded annual asset growth rate of 8.4%, resulting in $2.6 billion in total assets as of the end of 2012. The primary factors contributing to the growth were the acquisitions of Union Trust Company in 2008 and 14 branches from Bank of America, National Association in 2012. The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence.

Following is a timeline of recent major events of the Company:

•	On January 3, 2008, the Company acquired Union Bankshares Company, Maine, including its principal wholly-owned subsidiary, Union Trust Company. Union Trust Company became a division of the Bank.
•	On February 22, 2011, the Union Trust division was merged into the Bank.
•	On October 26, 2012, the Company acquired 15 branches including $286.7 million in deposits and $6.0 million in small business loans from Bank of America, National Association. As part of the transaction, we divested one branch as required by the Department of Justice and sold our former Bangor, Maine branch location.

Camden National Bank.  The Bank is a national banking association chartered under the laws of the United States headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1985. The Bank offers its products and services in the Maine counties of Androscoggin, Cumberland, Franklin, Hancock, Kennebec, Knox, Lincoln, Penobscot, Piscataquis, Somerset, Waldo, Washington, and York, and focuses primarily on attracting deposits from the general public through its branches, and then using such deposits to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. Customers may also access the Bank’s products and services using other channels, including the Bank’s website located at www.camdennational.com.

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

Acadia Trust, N.A.  Acadia Trust is a limited purpose national banking association chartered under the laws of the United States headquartered in Portland, Maine. Acadia Trust provides a broad range of trust, trust-related, investment and wealth management services to both individual and institutional clients. The financial services provided by Acadia Trust complement the services provided by the Bank by offering customers investment management services. Acadia Trust’s website is located at www.acadiatrust.com.

The Company’s Investor Relations information can be obtained through the Bank’s internet address, www.camdennational.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Competition.  Through the Bank and its division, Camden Financial, the Company competes throughout the State of Maine, and considers its primary market area to be in Knox, Hancock, Waldo, Penobscot, Androscoggin, Kennebec, Somerset, Piscataquis and Franklin counties, with a growing presence in Cumberland, Kennebec, Lincoln and York counties. The combined population of Knox and Waldo counties is approximately 81,000 people and their economies are based primarily on tourism and marine related industries and supported by a substantial population of retirees. The counties with the highest population levels within our primary market area are Kennebec county with approximately 122,000 people, Androscoggin county with approximately 108,000, and Penobscot county with approximately 154,000 people. The Bank’s downeast and western Maine markets are characterized as rural areas. Major competitors in the Company’s primary market area include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, which is branded as the Camden National Experience, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. The Company, through its non-bank subsidiary, Acadia Trust, competes for trust, trust-related, investment management, retirement and pension plan management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

Employees.  The Company employs approximately 550 people on a full- or part-time basis, which calculates into 518 people on a full-time equivalent basis. The Company’s management measures the corporate culture every 18 months and is pleased with the most recent rating, which came in as a “positive” culture, signifying that employees understand and support the overall Company objectives and strategies. There are no known disputes between management and employees.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to the Company and the Bank. This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.

As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Acadia Trust is subject to regulation, supervision and examination by the OCC. As a limited purpose national bank, Acadia Trust does not take deposits.

The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its subsidiaries. This summary is not a comprehensive analysis of all applicable law, however, and you should refer to the applicable statutes and regulations for more information. In addition, these statutes and regulations may change, or additional statutes or regulations could be adopted in the future, and we cannot predict what effect these changes or new statutes or regulations, if any, could have on our business.

The Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd- Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Among other things, the Dodd-Frank Act:

•	grants the FRB increased supervisory authority and codified the source of strength doctrine, as discussed in more detail in “— Regulation of the Company — Source of Strength” below;
•	established new corporate governance and proxy disclosure requirements, as discussed in “— Regulation of the Company — Corporate Governance and Executive Compensation” below;
•	provides for new capital standards applicable to the Company, as discussed in more detail in “— Capital Requirements” below;
•	modified the scope and costs associated with deposit insurance coverage, as discussed in “— Regulation of the Bank — Deposit Insurance Premiums” below;
•	permits well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “— Regulation of the Bank — Acquisitions and Branching” below;
•	permits the payment of interest on business demand deposit accounts;
•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “— Consumer Protection Regulation” below;
•	established a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank, as discussed in “— Consumer Protection Regulation — Preemption of State Consumer Protection Laws” below;
•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “— Consumer Protection Regulation — Mortgage Reform” below;
•	bars banking organizations, such as the Company and the Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “Regulation of Other Activities — Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and
•	established the Financial Stability Oversight Council and empowered it to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Regulation of the Company

The Company is subject to regulation, supervision and examination by the FRB, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength.  Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. In addition, any loans by a bank holding company to any of its bank subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities.  The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the FRB. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be so closely related to banking or managing and controlling banks so as to be a proper incident thereto.

Limitations on Acquisitions of Company Common Stock.  The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a BHC, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a “controlling influence” over that BHC. In 2008, the FRB released guidance on minority investments in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a BHC in certain instances discussed in the guidance.

Corporate Governance and Executive Compensation.  As required under the Dodd-Frank Act, the United States Securities and Exchange Commission (the “SEC”) adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. The Board of Directors of the Company has determined to hold an advisory vote on executive compensation on an annual basis. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The stock exchanges have amended their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive- based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Regulation of the Bank

The Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the Federal Deposit Insurance Corporation (the “FDIC”) has secondary supervisory authority as the insurer of the Bank’s deposits. Pursuant to the Dodd-Frank Act, the FRB may directly examine the Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance Premiums.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings, profitability, credit quality, Tier 1 leverage ratio, and, if applicable, the level of brokered deposits. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate.

Pursuant to an FDIC rule issued in 2009, the Bank prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The prepaid assessments were recorded as an asset (a prepaid expense) and bear a zero-percent risk weight for risk-based capital purposes. Each quarter the Bank records an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits; however, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank.

The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012.

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

Activities and Investments of National Banking Associations.  National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC, which limit the activities of national banking associations to those that are deemed to be part of, or incidental to, the “business of banking.” Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating promissory notes, drafts, bills of exchange, and other evidences of debt. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank. The Dodd-Frank Act bars the Bank from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

Lending Restrictions.  Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

A bank holding company and its subsidiaries are subject to prohibitions on certain tying arrangements. These institutions are generally prohibited from extending credit to or offering any other service on the condition that the client obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Brokered Deposits.  Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The Bank currently has an “outstanding” CRA rating.

Capital Requirements

The FRB and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier 1 (or “core”) capital and the remaining amount consisting of Tier 2 (or “supplementary”) capital. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although the Company’s currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Under the proposed Basel III capital rules discussed below, the Company’s currently outstanding trust preferred securities would be phased out from the calculation of Tier 1 capital over a ten-year period. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities, to the extent not eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. In addition to the risk-based capital requirements, the FRB requires most bank holding companies, including the Company, to maintain a minimum leverage capital ratio of Tier I capital to its average total consolidated assets of 4.0%. The Dodd-Frank Act requires the FRB to establish minimum risk-based and leverage capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2012, the Company’s Tier 1 risk-based capital ratio was 14.31%, its total risk-based capital ratio was 15.56% and its Tier 1 leverage ratio was 8.94%.

The Company has not elected and does not currently expect to calculate its risk-based capital requirements under either the “advanced” or “standard” approach of the Basel II capital accords agreed to by the Basel Committee on Banking Supervision in 2004. In 2010 and 2011, the members of the Basel Committee on Banking Supervision agreed to new global capital adequacy standards, known as Basel III. These standards provide for higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital. The federal banking agencies issued three joint proposed rules (the “Proposed Capital Rules”) that implement the Basel III capital standards and establish the minimum capital levels for banks and bank holding companies required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increase the minimum total Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Proposed Capital Rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The Proposed Capital Rules revise certain other capital definitions and, generally, impose more stringent capital requirements. Further, the Proposed Capital Rules increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Under the Proposed Capital Rules, the amount of capital held against residential mortgages is based upon the loan-to-value ratio of the mortgage. Additionally, the Proposed Capital Rules remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital. This change would result in the need for additional capital to be held against unrealized gains and losses on “available for sale” securities, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital. As noted above, the Proposed Capital Rules also eliminate the treatment of trust preferred securities as Tier 1 capital over a ten-year period.

The financial services industry, members of Congress and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies. In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. The final capital rule may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements.

Prompt Corrective Action.  The OCC has promulgated regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.” The OCC also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination.

At December 31, 2012, the Bank was deemed to be a “well capitalized” institution for the above purposes. Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Capital Resources,” and Item 8. Financial Statements and Supplementary Data, in the section entitled “Note 19, Regulatory Capital Requirements.”

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

Dividend Restrictions

Restrictions on Bank Holding Company Dividends.  The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. FRB policy further provides that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength to bank subsidiaries. The ability of the Company to pay dividends to shareholders may also depend on the receipt of dividends from the Bank.

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

Restrictions on Bank Dividends.  National banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as the Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Transactions with Affiliates

Under Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, the Company, its non-bank subsidiaries and other affiliates of the Bank may borrow, obtain credit from or otherwise engage in “covered transactions” with the Bank to the extent that such transactions do not exceed 10% of the capital stock and surplus of the Bank (for covered transactions between the Bank and one affiliate) and 20% of the capital stock and surplus of the Bank (for covered transactions between the Bank and all affiliates). The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the Bank or one of its affiliates is an investment adviser. A “covered transaction” includes, among other things, a loan or extension of credit; an investment in securities issued by an affiliate; asset purchases; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate; a securities borrowing or lending transaction with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements.

Consumer Protection Regulation

The Company and the Bank are subject to a federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the

Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforce CFPB rules with respect to the Bank.

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

Mortgage Reform.  The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The CFPB issued a final rule that requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. Creditors are required to consider the following eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (4) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. While the Dodd-Frank Act provides that qualified mortgages are entitled to a presumption that the creditor satisfied the ability-to-repay requirements, the final rule provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not “higher priced.” Higher-priced loans are subject to a rebuttable presumption. A “qualified mortgage” is a loan that does not contain certain risky features, such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years, has a debt-to-income ratio of not more than 43%, and for which the creditor considers and verifies the consumer’s current debt obligations, alimony, and child support. The rule becomes effective on January 10, 2014.

The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB has issued rules governing mortgage servicing, appraisals, escrow requirements for higher-priced mortgages and loan originator qualification and compensation.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

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

Regulation of Other Activities

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.  The Dodd-Frank Act limits banking organizations, such as the Company and the Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. On a monthly basis, management reviews the assumptions, calculation methodology and balance of the allowance for loan losses with the Bank’s board of directors. On a quarterly basis, our board of directors, as well as the Bank’s board of directors, completes a similar review of the allowance for loan losses. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

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

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense related to interest-bearing liabilities, such as deposits and borrowed funds. Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, there can be no assurance that a change in interest rates will not negatively impact our results from operations or financial position. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses.

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

Our banking business is also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates the Bank must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including the Bank.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business — Supervision and Regulation.”

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the “CFPB,” as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We may become subject to more stringent capital requirements.

The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In addition, the federal banking agencies issued three joint proposed rules, or the “Proposed Capital Rules,” that implement the Basel III capital standards and establish the minimum capital levels required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio for a well-capitalized institution from 6% to 8%. Additionally, the Proposed Capital Rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The proposed capital rules also phase out trust preferred securities from Tier 1 capital and increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations, and remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital.

The federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the Proposed Capital Rules. However, the final capital rules are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

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

We are dependent upon our subsidiaries for dividends, distributions and other payments.

We are a separate and distinct legal entity from our subsidiaries, and depend on dividends, distributions and other payments from our subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us, which could impede access to funds we need to make payments on our obligations or dividend payments.

Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

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

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2012, our commercial real estate mortgage and commercial loan portfolios comprised 45% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

The two most significant industry exposures within our commercial real estate loan portfolio are non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts’, ski lodges, tourist cabins, hotels, and motels). At December 31, 2012, exposure to these two industries, as a percentage of total commercial real estate loans was 29% and 23%, respectively.

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

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on its business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The current economic environment and volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets. During the years ended December 31, 2012, 2011 and 2010, we recorded charges for other-than-temporary impairment of securities of $39,000, $109,000 and $221,000, respectively. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Increases in FDIC deposit insurance premiums will increase our non-interest expense.

Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula was effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. Any increase in our deposit insurance premiums will result in an increase in our non-interest expense.

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

As a holding company and through the Bank, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities, including those to our shareholders. From time to time, we have been, and may become, subject to legal actions relating to our operations that have involved, or could involve, claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

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

On October 26, 2012, the Bank completed the acquisition of 15 branches from Bank of America, National Association, and the divestiture of one of the acquired branches to The First, N.A. We believe that the acquisition of these branches will increase our customer base and the services that we offer, and thus contribute to the overall net growth of our enterprise; however, the branch acquisition could also have an adverse impact on our business and results of operations if, for example, we have a higher than expected loss of deposits or experience disruption of our business as a result of the acquisition.

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2012, our goodwill and other identifiable intangible assets were approximately $53.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2012. We cannot provide assurance whether we will be required to take an additional impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Our return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on our continued growth and expansion. Our growth strategy has two principal components: internal growth and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is an important component of our external growth strategy. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board, or “FASB,” changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model, and may also result in most financial instruments being required to be reported at fair value.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been and continue to be impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. Continued deterioration in any of these conditions could result in an increase in loan delinquencies, and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services. While there are indications that the U.S. economy is stabilizing, there remains significant uncertainty regarding the sustainability of the economic recovery.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates in 52 facilities, all of which are fully utilized and considered suitable and adequate for the purposes intended. The Company has a 50 branch network located in 13 counties throughout Maine. The Company owns 30 of its branch facilities, none of which are subject to a mortgage, and the remaining branch facilities and two parking lots are leased by the Company. Related rent expense appears in Note 6 of the Consolidated Financial Statements. The following table presents our materially important properties as of December 31, 2012.

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet
Main Office	Camden, Maine	3 story building	Principal executive office	Owned	15,500
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432	(1)
Acadia Trust	Portland, Maine	1 floor	Main office	Leased	4,212	(1)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Waterville	Waterville, Maine	3 story building	Branch	Owned	17,099
Auburn	Auburn, Maine	2 floors	Branch	Leased	8,824	(1)

(1)	Property square feet represents the square footage occupied by the Company.
(2)	Includes space leased to third parties.

Item 3. Legal Proceedings

Various legal claims arise from time to time in the normal course of the Company’s business, which in our opinion, are not expected to have a material effect on our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2012 and 2011) and cash dividends paid per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2012			2011
	Market Price		Dividends Paid per Share	Market Price		Dividends Paid per Share
	High	Low		High	Low
First Quarter	$37.25	$31.90	$0.25	$37.63	$31.74	$0.25
Second Quarter	$36.62	$30.83	$0.25	$37.67	$30.95	$0.25
Third Quarter	$39.73	$33.87	$0.25	$34.57	$25.19	$0.25
Fourth Quarter	$38.09	$31.10	$0.25	$33.12	$25.80	$0.75

As of February 25, 2013, there were 7,622,750 shares of the Company’s common stock outstanding held of record by approximately 1,300 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,100 shareholders based on the number of requested copies from such institutions.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to the “Capital Resources” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2007 through December 31, 2012. For purposes of comparison, the graph illustrates comparable shareholder returns of the ABA NASDAQ Community Bank Index, the SNL $1B – $5B Bank Index, and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2007 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2012.

Stock Performance Graph

On September 27, 2011, the board of directors authorized the 2011 Common Stock Repurchase Program (“2011 Repurchase Plan”) for the repurchase of up to 500,000 shares, or approximately 6.5% of the Company's outstanding common stock. Under the 2011 Repurchase Plan, the Company repurchased 78,824 shares of common stock at an average price of $31.53. The 2011 Repurchase Plan expired on October 1, 2012. On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program (“2012 Repurchase Plan”). The 2012 Repurchase Plan allows for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock over a one-year term expiring on October 1, 2013. As of December 31, 2012, the Company had not repurchased any shares under the 2012 Repurchase Plan.

	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plan
Purchases of Equity Securities(1)
10/1/2012 to 10/31/2012	—	$—	—
11/1/2012 to 11/30/2012	1,678	33.96	1,678
12/1/2012 to 12/31/2012	—	—	—
Total Purchases of Equity Securities	1,678	$33.96	1,678

(1)	Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation.

Other information required by this item is incorporated by reference to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2012(1)	2011	2010	2009	2008
Financial Condition Data
Investments	$802,084	$611,998	$611,643	$539,587	$670,040
Loans and loans held for sale	1,563,866	1,520,089	1,530,280	1,526,758	1,500,908
Allowance for loan losses	23,044	23,011	22,293	20,246	17,691
Total assets	2,564,757	2,302,720	2,306,007	2,235,383	2,341,496
Deposits	1,929,469	1,591,366	1,515,811	1,495,807	1,489,517
Borrowings	360,163	456,233	559,919	527,347	661,805
Shareholders’ equity	233,815	218,876	205,995	190,561	166,400
Operating Data
Interest income	$90,947	$98,372	$104,507	$113,331	$127,120
Interest expense	17,202	23,153	30,217	40,320	56,899
Net interest income	73,745	75,219	74,290	73,011	70,221
Provision for credit losses	3,816	4,735	6,299	8,213	4,397
Net interest income after provision for credit losses	69,929	70,484	67,991	64,798	65,824
Non-interest income	23,412	23,053	20,825	19,423	1,723
Non-interest expense	59,031	55,579	52,937	51,005	46,829
Income before income taxes	34,310	37,958	35,879	33,216	20,718
Income taxes	10,882	11,781	11,113	10,443	5,383
Net income	$23,428	$26,177	$24,766	$22,773	$15,335

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2012(1)	2011	2010	2009	2008
Ratios
Return on average assets	0.98%	1.13%	1.09%	1.00%	0.67%
Return on average equity	10.31%	12.16%	12.42%	12.81%	9.15%
Allowance for credit losses to total loans	1.48%	1.52%	1.46%	1.33%	1.18%
Non-performing loans to total loans	1.78%	1.82%	1.47%	1.29%	0.85%
Non-performing assets to total assets	1.13%	1.27%	1.08%	1.13%	0.71%
Average equity to average assets	9.48%	9.32%	8.77%	7.80%	7.28%
Efficiency ratio(2)	57.45%	54.68%	55.74%	54.26%	52.44%
Tier 1 leverage capital ratio	8.94%	9.59%	8.77%	8.17%	7.19%
Tier 1 risk-based capital ratio	14.31%	14.69%	13.80%	12.24%	11.11%
Total risk-based capital ratio	15.56%	15.95%	15.05%	13.49%	12.32%
Per common share data
Basic earnings per share	$3.06	$3.41	$3.23	$2.98	$2.00
Diluted earnings per share	3.05	3.40	3.23	2.97	2.00
Dividends declared per share	1.00	1.50	1.00	1.00	1.00
Dividends paid per share	1.00	1.50	1.00	1.00	0.99
Book value per share	30.67	28.56	26.90	24.93	21.78
Tangible book value per share (Non-GAAP)(2)	23.68	22.66	20.91	18.86	15.62
Dividend payout ratio	32.73%	44.05%	30.95%	33.56%	50.00%

(1)	The 2012 data includes the acquisition of 14 branches and $287.6 million of deposits from Bank of America, National Association.
(2)	Please see Non-GAAP Financial Measures and Reconciliation to GAAP on page 28.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 and financial condition at December 31, 2012 and 2011 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

Executive Overview

The Company reported net income for the year ended December 31, 2012 of $23.4 million and diluted earnings per share of $3.05, for 2012 compared to net income and diluted earnings per share of $26.2 million and $3.40, respectively, for 2011. Return on average assets and return on average equity for 2012 were 0.98% and 10.31%, respectively.

On April 23, 2012, the Company announced a definitive agreement to acquire 15 branches from Bank of America, National Association. The acquisition was finalized on October 26, 2012. As part of the transaction, Camden National also divested one branch as required by the Department of Justice and sold its former Bangor, Maine, branch location. In addition to the branches, we acquired $286.7 million in deposits and $6.0 million in small business loans in the transaction. The $13.9 million investment made in the branch acquisition to acquire branch facilities and deposits has the potential to provide attractive long-term financial returns. In Maine, where our population, and therefore customer growth, is limited, we were able to increase our customer base by approximately 30% at a per account cost of only $195.

Total assets grew 11% to $2.6 billion at December 31, 2012, with loans growing 3% and deposits increasing over 21%, as a result of the branch transaction and organic growth. Net income for 2012 declined $2.7 million, or 11%, compared to the record earnings level of $26.2 million in 2011. The financial results for 2012 include one-time conversion and integration-related costs associated with the branch acquisition, a decline in core net interest income as a result of the interest rate environment and an increase in operating costs primarily due to recurring operating expenses of the newly acquired branches.

Critical Accounting Policies

In preparing the Company’s Consolidated Financial Statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment of investments, accounting for postretirement plans, and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

Allowance for Credit Losses.  Management is committed to maintaining an allowance for loan losses (“ALL”) that is appropriate to absorb likely loss exposure in the loan portfolio. Evaluating the appropriateness of the ALL is a key management function, one that requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, consists of two components: (i) a contra to total gross loans in the asset section of the balance sheet, and (ii) the reserve for unfunded commitments included in other liabilities on the balance sheet. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, historical trends in charge-offs and delinquencies, overall risk characteristics and size of the portfolios, ongoing review of significant individual loans, trends in levels of watched or criticized assets, business and economic conditions, local industry trends, evaluation of results of examinations by regulatory authorities and other third parties, and other relevant factors.

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology focuses on four key elements: (i) identification of loss allocations for specific loans, (ii) loss allocation factors for certain loan types based on credit grade and loss experience, (iii) general loss allocations for other environmental factors, and (iv) the unallocated portion of the allowance. The specific loan component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. This methodology is in accordance with accounting principles generally accepted in the United States of America.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2012 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Credit Risk Policy Committee, which is comprised of the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President Senior Loan Officer, Executive Vice President Retail Banking, Executive Vice President Risk Management, Vice President of Credit Risk and Corporate Controller, reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Branch Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets.  We record all assets and liabilities acquired in purchase acquisitions at fair value, which is an estimate determined by the use of internal and other valuation techniques. We utilize third-party services for the valuation of real estate and core deposit intangibles. These valuation estimates result in goodwill and other intangible assets and are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. Goodwill impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. Identifiable intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Statements of Condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2009 through 2011 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

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

Efficiency Ratio.  The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding prepayment penalties and acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis plus total non-interest income excluding net gains or losses on sale of securities, OTTI, and proceeds from a 2010 legal settlement (the denominator).

	At or for the Year Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008
Non-interest expense, as presented	$59,031	$55,579	$52,937	$51,005	$46,829
Less acquisition costs	2,324	—	—	—	—
Less prepayment penalty on borrowings	2,030	2,318	—	—	—
Adjusted non-interest expense	$54,677	$53,261	$52,937	$51,005	$46,829
Net interest income, as presented	$73,745	$75,219	$74,290	$73,011	$70,221
Effect of tax-exempt income	988	1,212	1,452	1,628	1,765
Non-interest income	23,412	23,053	20,825	19,423	1,723
Less gains (losses) on sale of securities and OTTI	2,498	2,076	(409)	41	(15,574)
Less other non-recurring gains	479	—	—	—	—
Less legal settlement proceeds	—	—	2,000	—	—
Adjusted net interest income plus non-interest income	$95,168	$97,408	$94,976	$94,021	$89,283
Non-GAAP efficiency ratio	57.45%	54.68%	55.74%	54.26%	52.44%
GAAP efficiency ratio	60.76%	56.49%	55.53%	55.17%	53.89%

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

	At or for the Year Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008
Net interest income, as presented	$73,745	$75,219	$74,290	$73,011	$70,221
Effect of tax-exempt income	988	1,212	1,452	1,628	1,765
Net interest income, tax equivalent	$74,733	$76,431	$75,742	$74,639	$71,986

Tangible Book Value per Share.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, premium on deposits and other acquisition-related intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share.

	At or for the Year Ended December 31,
(In Thousands, Except per Share Data)	2012	2011	2010	2009	2008
Shareholders’ equity	$233,815	$218,876	$205,995	$190,561	$166,400
Less goodwill and other intangibles	53,299	45,194	45,821	46,379	47,083
Tangible shareholders’ equity	$180,516	$173,682	$160,174	$144,182	$119,317
Shares outstanding at period end	7,622,750	7,664,975	7,658,496	7,644,837	7,638,713
Tangible book value per share	$23.68	$22.66	$20.91	$18.86	$15.62
Book value per share	$30.67	$28.56	$26.90	$24.93	$21.78

Results of Operations

For the year ended December 31, 2012, we reported net income of $23.4 million compared to $26.2 million for the year ended December 31, 2011, and $24.8 million for the year ended December 31, 2010. Diluted earnings per share for each of these years were $3.05, $3.40, and $3.23, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income taxes, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 76% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is the difference between the fully-taxable equivalent yield on earning assets and cost on funding as a percentage of earning assets.

Net interest income was $74.7 million on a fully-taxable equivalent basis for 2012, compared to $76.4 million for 2011, a decrease of $1.7 million, or 2%, reflecting the challenging interest rate environment in 2012. The low interest rate environment in 2012 adversely affected our net interest income by (i) reducing the yield on our interest-earning assets, and (ii) increasing the rate of borrower repayment of loans, which further decreased our interest-earnings assets.

The net interest margin decreased 21 basis points from 3.57% in 2011 to 3.36% in 2012. The decrease was primarily attributable to a 51 basis point decrease in yield on our average earning assets compared to a 31 basis point decrease in our average cost of funding. Yield on our earning assets averaged 4.14% in 2012 compared to 4.65% in 2011, as amortization and prepayments on loans and investments were reinvested at lower rates, particularly in the investment portfolio. The average investment balances for 2012 increased $69.4 million, or 11%, as the Company actively redeployed investment cash flows and pre-invested a portion of the liquidity expected from the branch acquisition. The cost of funds averaged 0.81% in 2012, compared to 1.12% in 2011. The decrease in the cost of funds was reflective of disciplined deposit pricing, whereby interest rates on various deposit products were lowered throughout 2012 in response to market conditions. Additionally, customer deposits held in higher costing time deposits continued to decline as customers continue to shift to more liquid deposit instruments given the current low interest rate environment. Average balance sheet growth was funded primarily by growth in average core deposits (demand deposits, interest checking, savings and money market accounts) of $108.6 million, or 9%. Average deposits in 2012 were

$51.2 million higher than 2011 due to the branch acquisition in fourth quarter. Average borrowings (including brokered deposits) decreased $38.7 million in 2012 as compared to the prior year.

Net interest income was $76.4 million on a fully-taxable equivalent basis for 2011, compared to $75.7 million for 2010, an increase of $689,000, or 1%. The increase in net interest income was primarily due to a growth in our average earning assets of $39.2 million, partially offset by a three basis point decline in our net interest margin. The tax equivalent net interest margin was 3.57% and 3.60% for the years ended December 31, 2011 and 2010, respectively. The yield on our earning assets averaged 4.65% in 2011 compared to 5.04% in 2010, a decrease of 39 basis points, as amortization and prepayments on loans and investments are reinvested at lower rates, particularly in the investment portfolio. The cost of funds averaged 1.12% in 2011, compared to 1.47% in 2010, as a result of lower interest rates and a favorable shift in the deposit mix to lower cost transaction accounts. Average balance sheet growth was funded primarily by growth in average core deposits (demand deposits, interest checking, savings and money market accounts) of $112.3 million, or 12%. Average balances on retail certificates of deposit declined $84.0 million as customers continue to shift to more liquid deposit instruments given the current low interest rate environment.

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis December 31,
	2012			2011			2010
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Securities – taxable	$640,779	$16,646	2.60%	$564,418	$18,497	3.28%	$511,800	$20,425	3.99%
Securities – nontaxable(1)	37,163	2,130	5.73%	44,112	2,556	5.79%	54,392	3,247	5.97%
Trading account assets	2,214	43	1.94%	2,245	39	1.74%	1,973	36	1.82%
Federal funds sold	5,601	14	0.25%	—	—	—	—	—	—
Loans(1)(2):
Residential real estate	573,227	27,210	4.75%	590,238	30,184	5.11%	620,357	33,165	5.35%
Commercial real estate	491,732	24,572	5.00%	463,581	25,381	5.47%	444,153	25,486	5.74%
Commercial	169,043	7,961	4.71%	175,760	9,007	5.12%	173,073	9,464	5.47%
Municipal	14,473	694	4.80%	19,465	910	4.68%	16,417	901	5.49%
Consumer	287,173	12,665	4.41%	281,596	13,010	4.62%	280,069	13,235	4.73%
Total loans	1,535,648	73,102	4.76%	1,530,640	78,492	5.13%	1,534,069	82,251	5.36%
Total interest-earning assets	2,221,405	91,935	4.14%	2,141,415	99,584	4.65%	2,102,234	105,959	5.04%
Cash and due from banks	42,165			36,168			33,204
Other assets	154,970			154,550			161,067
Less: ALL	(23,050)			(22,850)			(22,021)
Total assets	$2,395,490			$2,309,283			$2,274,484
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$240,369	$—	—	$246,995	$—	—	$207,579	$—	—
Interest checking accounts	351,232	336	0.10%	258,322	509	0.20%	252,692	861	0.34%
Savings accounts	195,800	285	0.15%	171,840	426	0.25%	156,397	467	0.30%
Money market accounts	382,274	2,019	0.53%	344,369	2,369	0.69%	292,510	2,408	0.82%
Certificates of deposit	385,666	4,998	1.30%	431,850	6,322	1.46%	515,882	9,647	1.87%
Total deposits	1,555,341	7,638	0.49%	1,453,376	9,626	0.66%	1,425,060	13,383	0.94%
Borrowings:
Brokered deposits	117,815	1,655	1.40%	120,143	1,965	1.64%	102,702	1,760	1.71%
Junior subordinated debentures	43,769	2,546	5.82%	43,666	2,614	5.99%	43,565	2,817	6.47%
Other borrowings	414,566	5,363	1.29%	451,034	8,948	1.98%	480,897	12,257	2.55%
Total borrowings	576,150	9,564	1.66%	614,843	13,527	2.20%	627,164	16,834	2.68%
Total funding liabilities	2,131,491	17,202	0.81%	2,068,219	23,153	1.12%	2,052,224	30,217	1.47%
Other liabilities	36,870			25,753			22,832
Shareholders’ equity	227,129			215,311			199,428
Total liabilities and shareholders’ equity	$2,395,490			$2,309,283			$2,274,484
Net interest income (fully-taxable equivalent)		74,733			76,431			75,742
Less: fully-taxable equivalent adjustment		(988)			(1,212)			(1,452)
		$73,745			$75,219			$74,290
Net interest rate spread (fully-taxable equivalent)			3.33%			3.53%			3.57%
Net interest margin (fully-taxable equivalent)			3.36%			3.57%			3.60%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2012 vs. 2011 Increase (Decrease) Due to			December 31, 2011 vs. 2010 Increase (Decrease) Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$2,501	$(4,352)	$(1,851)	$2,099	$(4,028)	$(1,929)
Securities – nontaxable	(404)	(22)	(426)	(614)	(77)	(691)
Trading account assets	(1)	5	4	5	(2)	3
Federal funds sold	—	14	14	—	—	—
Residential real estate	(870)	(2,104)	(2,974)	(1,611)	(1,370)	(2,981)
Commercial real estate	1,541	(2,350)	(809)	1,115	(1,220)	(105)
Commercial	(344)	(702)	(1,046)	147	(604)	(457)
Municipal	(233)	17	(216)	167	(158)	9
Consumer	258	(603)	(345)	72	(297)	(225)
Total interest income	2,448	(10,097)	(7,649)	1,380	(7,756)	(6,376)
Interest-bearing liabilities:
Interest checking accounts	183	(356)	(173)	19	(371)	(352)
Savings accounts	59	(200)	(141)	46	(87)	(41)
Money market accounts	261	(611)	(350)	425	(464)	(39)
Certificates of deposit	(676)	(648)	(1,324)	(1,571)	(1,754)	(3,325)
Brokered deposits	(38)	(272)	(310)	298	(93)	205
Junior subordinated debentures	6	(74)	(68)	7	(210)	(203)
Borrowings	(724)	(2,861)	(3,585)	(762)	(2,548)	(3,310)
Total interest expense	(929)	(5,022)	(5,951)	(1,538)	(5,527)	(7,065)
Net interest income (fully-taxable equivalent)	$3,377	$(5,075)	$(1,698)	$2,918	$(2,229)	$689

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the allowance for loan losses to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for 2012 totaled $3.8 million, or 0.25% of average loans, compared with $4.7 million in 2011 and $6.3 million in 2010. Please see “Financial Condition — Asset Quality” for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income of $23.4 million for 2012 increased $359,000, or 2%, compared to $23.1 million for 2011. The following table presents the components of non-interest income:

	Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Service charges on deposit accounts	$5,557	$5,134	$4,911
Income from fiduciary services	5,038	6,027	6,236
Other service charges and fees	4,061	3,577	3,345
Brokerage and insurance commissions	1,491	1,363	1,449
Bank-owned life insurance	1,382	2,173	1,478
Proceeds from legal settlement	—	—	2,000
Mortgage banking income, net	588	729	761
Other income	2,797	1,974	1,054
Non-interest income before security gains (losses)	20,914	20,977	21,234
Net gains (losses) on sale of securities	2,537	2,185	(188)
Other-than-temporary impairment of securities	(39)	(109)	(221)
Total non-interest income	$23,412	$23,053	$20,825
Non-interest income/operating income(1)	22.1%	21.8%	22.2%

(1)	For purposes of this ratio, non-interest income excludes net securities gains, losses, and OTTI. Operating income is defined as net interest income plus non-interest income, excluding net securities gains, losses, and OTTI.

The significant changes in non-interest income in 2012 compared to 2011 include:

•	Increase in deposit-related service fees (including other service charges and fees) of $907,000 as result of an increase in service fees associated with the redesign of our deposit products and two months of fees from new customers we acquired through the branch acquisition;
•	Decrease in fiduciary income of $989,000 as a result of the outsourcing of the Company’s employee benefits business line;
•	Increases in other income of $823,000 primarily due to a $479,000 gain on the sale of a branch facility;
•	Decrease in bank-owned life insurance income of $791,000 due to non-recurring life insurance proceeds of $740,000 recorded in 2011; and
•	Increase in net gains on the sale of securities of $352,000.

Non-interest income increased to $23.1 million for the year ended December 31, 2011, compared to non-interest income of $20.8 million in 2010, an increase of $2.2 million. The increase was primarily related to:

•	Increase in net gains on sale of securities of $2.4 million related to sale of $54.6 million in available-for-sale (“AFS”) securities during 2011 and a decrease in OTTI of $112,000;
•	Increase in other income primarily related to a $1.1 million increase in loan servicing income resulted from the growth of our loan servicing business, which services 9,000 MaineHousing loans;
•	Increase in bank-owned life insurance income of $695,000, primarily related to life insurance proceeds of $740,000; and
•	Legal settlement proceeds of $2.0 million recorded in 2010, related to the Company’s investment in auction pass-through certificates with Federal Home Loan Mortgage Corporation (“Freddie Mac”) for preferred stock assets which resulted in an OTTI write-down of $15.0 million in 2008.

Non-Interest Expenses

Non-interest expenses increased $3.5 million, or 6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The following table presents the components of non-interest expense:

	Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Salaries and employee benefits	$29,689	$28,627	$26,337
Furniture, equipment and data processing	5,079	4,773	4,647
Net occupancy	4,365	3,949	3,833
OREO and collection costs	2,284	2,104	3,459
Consulting and professional fees	1,818	2,629	2,596
Regulatory assessments	1,793	1,955	2,868
Amortization of identifiable intangible assets	657	577	577
Other expenses	8,992	8,647	8,620
Non-interest expenses before non-operating expenses	54,677	53,261	52,937
Acquisition costs	2,324	—	—
Prepayment fees on borrowings	2,030	2,318	—
Total non-interest expenses	$59,031	$55,579	$52,937
Efficiency ratio(1)	57.45%	54.68%	55.74%

(1)	Computed by dividing non-interest expense excluding prepayment penalties and acquisition costs by the sum of net interest income on a tax equivalent basis and non-interest income excluding investment securities gains/losses, OTTI and gains on disposal of assets.

The significant changes in non-interest expenses in 2012 compared to 2011 include:

•	One-time conversion and integration costs of acquired branches of $2.3 million;
•	Increase in salaries and employee benefits of $1.1 million, or 4%, primarily due to merit increases and new positions associated with the branch acquisition, and increased health insurance cost of $245,000, or 8%;
•	Decrease in consulting and professional fees of $811,000 during the year primarily due to the outsourcing of the employee benefits business line;

Total non-interest expense increased $2.6 million, or 5%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to:

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

Income Taxes

Income tax expense totaled $10.9 million, $11.8 million, and $11.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s effective income tax rate was approximately

31.7%, 31.0%, and 31.0%, in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35%, primarily due to our non-taxable interest income from state and political subdivisions obligations and life insurance income. A full detail of these amounts can be found in Note 11 to the Consolidated Financial Statements.

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

Financial Condition

Overview

Total assets at December 31, 2012, were $2.6 billion, an increase of $262.0 million compared to December 31, 2011. The increase in total assets was primarily due to total investment securities, which increased $190.1 million to $802.1 million at December 31, 2012. Total loans increased $49.8 million, or 3%, to $1.6 billion at December 31, 2012. This increase was driven by solid growth in the commercial real estate loan portfolio, which expanded by $36.2 million, or 8%. The consumer and home equity portfolios also grew $14.3 million, or 5%, largely due to a ten-year fixed rate home equity promotion and a car loan campaign. Commercial loan balances increased $5.4 million primarily due to loans acquired with the branch acquisition. Residential real estate loan balances declined $6.0 million since year-end 2011, partially due to a shift to the home equity product and mortgage loan sales of $16.9 million in 2012.

Total liabilities increased $247.1 million as total deposits (including brokered deposits) increased $338.1 million, partially offset by a decrease in total borrowings of $96.1 million. Total deposits grew 21% since year-end 2011, primarily due to the branch acquisition, which resulted in $287.6 million in acquired deposits as well as our continued organic growth in core deposits. Total shareholders’ equity increased $14.9 million, which was a result of earnings in 2012 of $23.4 million offset by dividends declared of $7.7 million.

Average assets during 2012 were $2.4 billion, an increase of $86.2 million, compared to 2011. This increase was primarily the result of an increase in average investments of $69.4 million and an increase in average loans of $5.0 million. Average funding liabilities increased $63.3 million in 2012 compared to 2011, which reflects an increase in average core deposits (demand, interest checking, savings and money market accounts) of $148.1 million, partially offset by a decline in average retail certificates of deposit of $46.2 million and average wholesale funding (including brokered deposits) of $38.7 million.

Investment Securities

We invest in securities of U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities (collateralized mortgage obligations and pass-through securities), Federal Home Loan Bank (“FHLB”) and FRB stock, investment grade corporate bonds and equities to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. Total investment securities increased $190.1 million to $802.1 million at December 31, 2012. During the second half of 2012, in anticipation of receiving cash from the branch acquisition, we purchased approximately $150.0 million of securities.

Our portfolio of residential mortgage-backed securities is directly impacted by the interest rate environment and yield curve. The FRB’s actions, designed to lower longer term interest rates, have directly affected the interest income earned on our residential mortgage backed securities by accelerating prepayments and, consequently, the timing of our premium amortization due to the retroactive catch up adjustment required under the application of the interest method. In addition, the current rate environment and yield curve also decrease the yield earned upon reinvestment of the repayment proceeds, impacting our net interest income and margin. As of December 31, 2012, the amount of net premiums on our mortgage-backed securities to be recognized in future periods amounted to $8.3 million, which equated to a weighted average premium above par of approximately 1.2%. Subsequent changes to the interest rate environment will continue to impact our yield.

Our available for sale (“AFS”) securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 95% and 86% of our total available for sale portfolio at December 31, 2012 and 2011, respectively. During 2012, the Company purchased approximately $456.0 million in mortgage-backed securities ($150.0 million in pass-through securities and $306.0 million in collateralized mortgage obligation). During 2012, the Company sold $112.0 million in securities, primarily pass-through securities based on an assessment of their potential prepayment risk. With these purchases and sales, the overall mix of securities within the portfolio over the last year has changed, with an increase in collateralized mortgage obligations. We invest in these bonds because they provide us with a more stable and consistent cash flows in various interest rate environments. The portfolio remains well positioned to provide a stable source of cash flow. The duration of our securities available for sale increased modestly to 3.64 years at December 31, 2012 from 3.09 years at December 31, 2011.

Unrealized gains or losses on securities classified as AFS are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Comprehensive Income. At December 31, 2012, we had $12.9 million of unrealized gains on AFS securities, net of deferred taxes, compared to $11.1 million of unrealized gains, net of deferred taxes, at December 31, 2011. The unrealized gain represents the difference between the fair value and the amortized cost of our securities that fluctuates in response to changes in market interest rates, changes in credit spreads, or levels of liquidity in the market. The increase in unrealized gains from 2011 to 2012 is primarily attributed to a decline in market interest rates.

Within our AFS portfolio, we hold senior tranches of non-agency collateralized mortgage obligations (“non-agency”), which were rated Triple-A by Moody’s, S&P and/or Fitch at the time of purchase. At December 31, 2012, six of our non-agencies were non-investment grade, with fair values of $7.5 million, and unrealized losses of $669,000. We believe that the decline in the fair values is temporary and does not reflect deterioration in the credit. The Company has the intent and ability to hold these securities until recovery and will continue to evaluate the unrealized losses within our portfolio each quarter to determine if the impairment is other than temporary.

Each month we determine if a security has OTTI by evaluating the present value of projected credit losses that result from a discounted cash flow analysis. The analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests, which are performed monthly on higher risk investments (non-investment grade and/or coverage ratio of less than 1.00), use current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from the Bloomberg and FTM models, which enables management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. We review the significant inputs of the discounted cash flow analysis to ensure reasonableness and a prudent measure; we compare the Bloomberg assumptions to the assumptions used by FTN Financial, which is a division of First Tennessee Bank. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When deemed appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows.

Based on the results of this analysis, the Company recorded $39,000 in OTTI write-downs on two non-agencies during 2012, compared to $109,000 in OTTI write-downs in 2011, and $221,000 in 2010. During the fourth quarter of 2012, the Company recorded proceeds of $2.0 million on the sale of one below investment grade non-agency investment classified as AFS, which resulted in a realized loss of $39,000. This security experienced a permanent loss of $14,000 and had an additional $10,000 write-down recorded in OTTI as a result of the quarterly analysis performed during the third quarter of 2012. The Company’s decision to sell the security was due to the rating downgrade in the fourth quarter to “D” as well as the deterioration of several other credit factors. During 2011, the Company recorded proceeds of $7.8 million on the sale of three investment grade non-agency investments classified as AFS, which resulted in a net realized gain of $153,000.

The following table presents the carrying amount and fully-taxable equivalent weighted average yields of our investment securities by contractual maturity as of the dates indicated.

					December 31,
	Due in 1 year or less				2012	2011	2010
(In thousands)		Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Carrying Value	Carrying Value	Carrying Value
Available-for-sale
Obligations of U.S. government sponsored enterprises	$—	$—	$—	$—	$—	$30,107	$49,357
Obligations of states and political subdivisions	698	7,558	24,784	—	33,040	39,758	14,220
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	2,740	7,551	67,000	280,857	358,148	376,934	373,871
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	7,233	54,578	319,877	381,688	128,450	90,971
Private issue collateralized mortgage obligations	—	—	—	8,174	8,174	10,641	20,722
Total debt securities	3,438	22,342	146,362	608,908	781,050	585,890	549,141
Equity securities (no fixed maturity)	—	—	—	—	—	4,146	4,438
Total securities available-for-sale	3,438	22,342	146,362	608,908	781,050	590,036	553,579
Weighted average yield on securities available-for-sale	4.92%	2.85%	2.83%	2.24%
Held-to-maturity
Obligations of states and political subdivisions	—	—	—	—	—	—	36,102
Total securities held-to-maturity	—	—	—	—	—	—	36,102
Total investments	$3,438	$22,342	$146,362	$608,908	$781,050	$590,036	$589,681

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of December 31, 2012, our investment in FHLBB stock totaled $20.1 million. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. During the first quarter of 2012, the FHLBB announced they would repurchase a targeted amount of members’ excess capital stock. This was the first such repurchase since the FHLBB’s moratorium was established and they indicated this will be the only such repurchase it intends to make in 2012. As a result, $928,000 of FHLBB stock was repurchased from the Company in March 2012.

Loans

We provide loans primarily to customers located within our geographic market area. At December 31, 2012, total loans of $1.6 billion (including loans held-for-sale) increased $43.8 million from December 31, 2011, primarily related to the commercial real estate loan portfolio, which increased by $36.2 million. The consumer and home equity portfolios also grew $14.3 million, or 5%, primarily due to a ten-year fixed rate home equity promotion and a car loan campaign. Commercial loan balances increased $5.4 million primarily due to loans acquired in connection with the branch acquisition. Residential real estate loan balances declined $6.0 million since year-end 2011, partially due to a shift to home equity products and mortgage loan sales of $16.9 million in 2012, which assisted in managing the Company’s interest rate risk profile. The following table sets forth the composition of our loan portfolio at the dates indicated.

December 31, (Dollars in Thousands)	2012		2011		2010		2009		2008
Residential real estate	$572,173	37%	$578,262	38%	$596,308	39%	$627,655	41%	$621,048	41%
Commercial real estate	506,231	32%	470,061	31%	464,037	30%	434,783	28%	400,312	27%
Commercial	190,454	12%	185,045	12%	180,592	12%	191,214	13%	213,683	14%
Consumer and home equity	295,008	19%	280,660	19%	283,815	19%	273,106	18%	265,865	18%
Total loans	$1,563,866	100%	$1,514,028	100%	$1,524,752	100%	$1,526,758	100%	$1,500,908	100%

Residential real estate loans.  Residential real estate loans consist of loans secured by one-to four-family residences. We generally retain in our portfolio adjustable-rate mortgages and fixed-rate mortgages with original terms of 20 years or less. Based on market risk assessments, we may retain 30-year fixed-rate mortgages. During the first half of 2012, we originated and sold $16.9 million in residential fixed-rate 30-year production on the secondary market to the Federal Home Loan Mortgage Corporation. During the second half of 2012, the Company began holding the 30-year production in the portfolio based on our current interest rate position and did not have any loans held for sale at December 31, 2012. However, we intend to resume the sale of our 30-year production on the secondary market in 2013. Residential real estate loan balances declined $6.1 million in 2012 partially due to a shift to the home equity loan product and mortgage loan sales of $16.9 million in 2012. In 2011, residential real estate loan balances decreased $18.0 million, or 3% from 2010 due to the sale of $28.6 million in production on the secondary market.

Commercial real estate loans.  Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. The most significant industry concentrations are the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and the lodging industry (inns, bed & breakfasts’, ski lodges, tourist cabins, hotels, and motels). At December 31, 2012, exposure to these two industries, as a percentage of total commercial real estate loans was 29% and 23%, respectively. Within the lodging sector, we have $39.4 million in loans that are located within the New England market. In 2012, commercial real estate loans increased $36.2 million, or 8%, from the prior year, and in 2011, commercial real estate loans increased $6.0 million, or 1%, from 2010. We have experienced five consecutive years of growth in the commercial real estate portfolio because of the opportunity created by many financial institutions retreating from this segment.

Commercial loans.  Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. In 2012, commercial loans increased $5.4 million, or 3%, from 2011, which was primarily due to loans acquired with the branch acquisition of $5.7 million. In 2011, commercial loans increased $4.5 million, or 2%, from 2010.

Consumer loans and home equity loans.  Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2012, consumer and home equity loans increased by $14.3 million, or 5%, from 2011,largely due to a ten-year fixed-rate home equity promotion and a car loan campaign. In 2011, consumer loans decreased by $3.2 million, or 1%, from 2010.

Asset Quality

The board of directors monitors credit risk management through the Directors’ Loan Committee and Credit Risk Policy Committee. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit-related policies. The Corporate Risk Management group oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. Our practice is to identify problem credits early and take charge-offs as promptly as practical. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans and property acquired through foreclosure or repossession. The level of our non-performing assets over the past five years is shown in the table below. Non-performing assets represented 1.13% of total assets as of December 31, 2012, compared to 1.27% at year-end 2011.

	December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Non-accrual loans
Residential real estate loans	$10,584	$9,503	$7,225	$6,161	$4,048
Commercial real estate	6,719	7,830	6,072	6,476	4,957
Commercial loans	3,409	3,955	4,421	4,145	2,384
Consumer and home equity loans	1,771	2,822	1,721	1,158	1,112
Non-accrual loans	22,483	24,110	19,439	17,940	12,501
Accruing loans past due 90 days	611	236	711	1,135	206
Accruing renegotiated loans not included above	4,674	3,276	2,295	581	—
Total non-performing loans	27,768	27,622	22,445	19,656	12,707
Other real estate owned	1,313	1,682	2,387	5,479	4,024
Total non-performing assets	$29,081	$29,304	$24,832	$25,135	$16,731
Non-performing loans to total loans	1.78%	1.82%	1.47%	1.29%	0.85%
Allowance for credit losses to non-performing loans	83.15%	83.38%	99.44%	103.26%	139.22%
Non-performing assets to total assets	1.13%	1.27%	1.08%	1.13%	0.71%
Allowance for credit losses to non-performing assets	79.40%	78.59%	89.88%	80.75%	105.73%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated.

Non-accrual loans at December 31, 2012 were $22.5 million compared to $24.1 million at December 31, 2011. This $1.6 million decrease in non-accruals was primarily due to restoring $1.4 million in non-accrual loans to accrual status and lower overall additions to non-accrual reflecting slight improvement in overall asset quality trends and an increase in restructured loans, reflecting the Company’s commitment to working with borrowers during challenging economic times.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $1.1 million for both 2012 and 2011, and $985,000 for 2010. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $186,000, $141,000, and $36,000 in 2012, 2011 and 2010, respectively.

The OREO balance at December 31, 2012 consisted of nine properties, including six residential properties and three commercial/mixed use properties. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded. During 2012, the Company recorded OREO write-downs of $161,000 related to four properties.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2012, potential problem loans amounted to approximately $2.2 million, or 0.14% of total loans, compared to $1.6 million, or 0.11% of total loans, at December 31, 2011.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets presents past due loans at the dates indicated:

(Dollars in Thousands)	December 31, 2012	December 31, 2011
Loans 30 – 89 days past due:
Residential real estate loans	$1,658	$2,429
Commercial real estate loans	2,618	2,107
Commercial loans	1,043	911
Consumer and home equity loans	2,721	1,793
Total loans 30 – 89 days past due	$8,040	$7,240
Loans 30 – 89 days past due to total loans	0.51%	0.48%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During 2012, there were no significant changes to the allowance assessment methodology.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at the beginning of period	$23,011	$22,293	$20,246	$17,691	$13,653
Acquired from Union Trust	—	—	—	—	4,369
Provision for loan losses	3,791	4,741	6,325	8,162	4,397

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Charge-offs:
Residential real estate loans	1,197	1,216	1,262	792	221
Commercial real estate loans	593	1,633	1,382	1,844	3,236
Commercial loans	1,393	1,256	1,502	2,640	1,286
Consumer and home equity loans	1,319	920	1,401	1,180	810
Total loan charge-offs	4,502	5,025	5,547	6,456	5,553
Recoveries:
Residential real estate loans	73	120	225	10	12
Commercial real estate loans	222	374	232	127	78
Commercial loans	406	296	553	306	422
Consumer and home equity loans	43	212	259	406	313
Total loan recoveries	744	1,002	1,269	849	825
Net charge-offs	3,758	4,023	4,278	5,607	4,728
Allowance for loan losses at the end of the period	$23,044	$23,011	$22,293	$20,246	$17,691
Components of allowance for credit losses:
Allowance for loan losses	$23,044	$23,011	$22,293	$20,246	$17,691
Liability for unfunded credit commitments	45	20	25	51	—
Balance of allowance for credit losses at end of the period	$23,089	$23,031	$22,318	$20,297	$17,691
Average loans outstanding	$1,535,648	$1,530,640	$1,534,069	$1,508,204	$1,517,863
Net charge-offs to average loans outstanding	0.24%	0.26%	0.28%	0.37%	0.31%
Provision for credit losses to average loans outstanding	0.25%	0.31%	0.41%	0.54%	0.29%
Allowance for loan losses to total loans	1.48%	1.52%	1.46%	1.33%	1.18%
Allowance for credit losses to net charge-offs	613.20%	572.59%	521.61%	361.99%	374.18%
Allowance for loan losses to non-performing loans	82.99%	83.31%	99.32%	103.00%	39.22%

During 2012, the Company provided $3.8 million of expense to the ALL compared to $4.7 million for 2011. The decrease in the provision for loan losses was primarily a result of stabilized asset quality ratios and a decline in net loan charge-offs. Non-performing assets as a percentage of total assets was 1.13% at December 31, 2012 compared to 1.27% and 1.08% at December 30, 2011 and 2010, respectively. Overall, economic conditions in Maine experienced minimal change during 2012 with the unemployment rate and real estate values essentially flat. Weaknesses in the real estate markets persist, particularly residential, where consumers face employment uncertainty and income pressures related to food and energy prices. Economic forecasts for Maine continue to push the state’s recovery out past 2015, lagging the national recovery by one to two years. However, recently we have experienced improved foreclosure and delinquency rates. We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle. We believe the ALL of $23.1 million, or 1.48% of total loans outstanding and 82.99% of total non-performing loans at December 31, 2012, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio, although, if conditions continue to deteriorate, the provision will likely be increased. The ALL was 1.52% of total loans outstanding and 83.31% of total non-performing loans at December 31, 2011.

For further discussion of the ALL, please refer to  “Critical Accounting Policies” above and Notes 1 and 4 to the Consolidated Financial Statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

As of December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Balance at end of year applicable to:
Residential real estate loans	$6,996	37%	$6,398	38%	$3,273	39%	$2,693	41%	$2,985	41%
Commercial real estate loans	4,549	32%	5,702	31%	8,198	30%	6,930	28%	7,402	27%
Commercial loans	5,933	12%	4,846	12%	5,633	12%	5,015	13%	2,734	14%
Consumer and home equity loans	2,704	19%	3,124	19%	2,253	19%	1,957	18%	2,294	18%
Unallocated	2,862	N/A	2,941	N/A	2,936	N/A	3,651	N/A	2,276	N/A
	$23,044	100%	$23,011	100%	$22,293	100%	$20,246	100%	$17,691	100%

Prior to the Company’s recognition in 2009 of a separate reserve for unfunded commitments, a portion of the unallocated category was reserved for inherent losses in the off-balance sheet exposures, which are not recognized in the separate liability.

Investment in Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) amounted to $45.1 million and $43.7 million at December 31, 2012 and 2011, respectively, with the net increase due to normal increases in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. All such general account carriers were rated “A” or better by two of the three major rating agencies at December 31, 2012. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Income.

Deposits

The Bank receives checking, savings and time deposits primarily from customers located within its geographic market area, from the brokered deposit market, and the Certificate of Deposit Account Registry System. Total deposits of $1.9 billion at December 31, 2012 increased $338.1 million from 2011 due to the branch acquisition that resulted in $286.7 million in deposits as well as our continued organic growth in core deposits. Brokered funds decreased $9.5 million, or 9%, as a result of the increase in core deposits.

In 2011, total deposits increased $75.6 million from 2010. The deposit growth was primarily derived from low cost deposits with an increase in demand deposit balances of $26.8 million, or 12%, and increases in interest checking, savings and money market accounts of $107.1 million, or 15%. Brokered funds increased $10.9 million, or 11%, as a result of more favorable pricing compared to other funding alternatives. Growth in total deposits was partially offset by a decline in retail certificates of deposit of $69.2 million as customers shifted to more liquid deposit accounts in response to the low interest rate environment.

Borrowings

In 2012, borrowings decreased $96.1 million, or 21%, from 2011 primarily due to decreases in FHLBB term-advances of $80.5 million and overnight borrowings of $17.2 million. The Company prepaid $35.0 million in wholesale borrowings in 2012, resulting in prepayment penalties totaling $2.0 million. These borrowings had an average cost of 3.22% and an average remaining maturity of 25 months. In 2011, borrowings decreased $103.7 million, or 19%, from 2010 primarily due to decreases in FHLBB advances and retail and commercial repurchase agreements of $77.4 million, $11.7 million, and $35.1 million, respectively.

The borrowings we utilized have primarily been advances from the FHLBB. In addition, we use federal funds, treasury, tax and loan deposits and repurchase agreements secured by United States government or agency securities. The following table presents certain information regarding short-term borrowings included in other borrowed funds as of or for the years ended:

	December 31,
(Dollars in Thousands)	2012	2011	2010
Balance outstanding at end of year	$192,535	$202,928	$193,930
Average balance outstanding	188,630	202,423	188,663
Maximum amount outstanding at any month-end during the year	232,008	287,334	268,197
Weighted average interest rate during the year	0.30%	0.35%	0.63%
Weighted average interest rate at end of year	0.18%	0.22%	0.45%

Shareholders’ Equity

Total shareholders’ equity increased $14.9 million, or 7%, since December 31, 2011, which was primarily a result of current year earnings of $23.4 million, offset by dividends declared to shareholders of $7.7 million and common stock repurchases of $2.1 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	December 31,
	2012	2011	2010
Return on average equity	10.31%	12.16%	12.42%
Average equity to average assets	9.48%	9.32%	8.77%
Dividend payout ratio	32.73%	44.05%	30.95%
Dividends declared per share	$1.00	$1.50	$1.00
Book value per share	30.67	28.56	26.90

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2012 and 2011, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. In 2012, average deposits (excluding brokered deposits) of $1.6 billion increased $102.0 million compared to 2011. Average deposits in 2012 were $51.2 million higher due to the branch acquisition in the fourth quarter. Comparing average deposits for 2012 to 2011, we experienced growth in the average balances of transaction accounts of $86.3 million, money market accounts of $37.9 million, and savings accounts of $24.0 million, while a decline was recorded in average retail certificate of deposit balances of $46.2 million. The movement from retail certificates of deposit to other core deposit categories reflects customers continuing to shift to more liquid deposit instruments given the current low interest rate environment. During the second quarter of 2012, the Company redesigned its deposit products with the objective of providing features that best met the needs of the majority of our customers. As a result, a numbers of transaction accounts merged and $90.0 million in demand deposits was reassigned to interest checking. This reassignment impacted averages in these two deposit categories in 2012 (non-interest bearing demand deposits and interest checking accounts) by approximately $45.0 million.

Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $104.8 million at December 31, 2012, fluctuate with changes in the portfolios of the clients of Acadia Trust.

The maturity dates of certificates of deposit, including brokered certificates of deposit, in denominations of $100,000 or more are set forth in the following table. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(Dollars in Thousands)	December 31, 2012
Time remaining until maturity:
Less than 3 months	$24,640
3 months through 6 months	19,604
6 months through 12 months	39,888
Over 12 months	105,866
$189,998

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we utilize brokered deposits, purchase federal funds, sell securities under agreements to repurchase and utilize Treasury Tax and Loan accounts. Average borrowings and long-term debt for 2012 were $458.3 million, a decrease of $36.4 million, or 7%, from 2011. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $671.5 million and $698.8 million at December 31, 2012 and 2011, respectively. The carrying value of securities pledged as collateral at the FHLBB was $6.7 million and $8.3 million at December 31, 2012 and 2011, respectively. Through the Bank, we have an available line of credit with the FHLBB of $9.9 million at December 31, 2012 and 2011. We had no outstanding balance on the line of credit with the FHLBB at December 31, 2012. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2013. We had no outstanding balance on these lines of credit at December 31, 2012.

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

Loan demand also affects our liquidity position. Of the loans maturing over one year, approximately 55% are variable rate loans. The following table presents the maturities of loans at December 31, 2012:

(Dollars in Thousands)	< 1 Year	1 Through 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$2,308	$11,462	$415,656	$429,426
Commercial real estate	11,575	55,482	25,755	92,812
Commercial	14,435	27,509	23,334	65,278
Consumer and home equity	2,297	14,313	90,230	106,840
Total Fixed Rate	30,615	108,766	554,975	694,356
Variable Rate:
Residential real estate	12	620	142,115	142,747
Commercial real estate	13,458	41,827	358,134	413,419
Commercial	40,217	22,312	62,647	125,176
Consumer and home equity	685	595	186,888	188,168
Total Variable Rate	54,372	65,354	749,784	869,510
	$84,987	$174,120	$1,304,759	$1,563,866

Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the regulations). Our risk-based ratios and those of the Bank, exceeded regulatory guidelines at December 31, 2012 and 2011. The Company’s Tier 1 capital to risk-weighted assets was 14.31% and 14.69% at December 31, 2012 and 2011, respectively, and its ratio of total capital to risk-weighted assets was 15.56% and 15.95% at December 31, 2012 and 2011, respectively. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our leverage ratio was 8.94% and 9.59% at December 31, 2012 and 2011, respectively. The decline was due to the increase in goodwill and core deposit intangible associated with the branch acquisition.

Although the junior subordinated debentures are recorded as a liability on our Consolidated Statements of Condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2012, $43.0 million of the trust preferred securities was included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $233.8 million and $218.9 million at December 31, 2012 and 2011, respectively, which amounted to 9.1% and 9.5% of total assets at December 31, 2012 and 2011, respectively.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $7.7 million and $11.5 million for 2012 and 2011, respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s respective board of directors from legally available funds. The Bank declared dividends in the aggregate amount of $13.0 million and $13.5 million for 2012 and 2011, respectively.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the Consolidated Statements of Condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2012, we had the following levels of commitments to extend credit:

(Dollars in Thousand)	Total Amount Committed	Commitment Expires in:
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Letters of credit	$1,836	$1,836	$—	$—	$—
Commercial commitment letters	20,016	20,016	—	—	—
Residential loan origination	9,497	9,497	—	—	—
Home equity line of credit commitments	277,373	88,153	10,422	1,401	177,397
Other commitments to extend credit	16,845	16,845	—	—	—
Total	$325,567	$136,347	$10,422	$1,401	$177,397

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At December 31, 2012, we had the following levels of contractual obligations:

(Dollars in Thousands)	Total Amount Committed	Payments Due per Period
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Operating leases	$5,979	$1,192	$1,857	$1,365	$1,565
Capital leases	1,101	57	122	131	791 (1)
FHLBB borrowings – overnight	41,500	41,500	—	—	—
FHLBB borrowings – advances	56,404	222	11,182	45,000	—
Commercial repurchase agreements	66,187	36,000	—	30,187	—
Retail repurchase agreements	151,035	151,035	—	—	—
Junior subordinated debentures	43,819	—	—	—	43,819
Note payable	117	89	28	—	—
Other contractual obligations	475	475
Total	$366,617	$230,570	$13,189	$76,683	$46,175

(1)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $23,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2012, the Company had five interest rate swaps, three with a notional amount of $10.0 million, one with a notional amount of $8.0 million, and one with a notional amount of $5.0 million, related to the junior subordinated debentures, expiring on June 30, 2021, June 30, 2029, June 30, 2030, July 7, 2031, and March 30, 2031, respectively.

At December 31, 2012, the Company had a notional amount of $8.1 million in an interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

Loan Servicing

At December 31, 2012, we serviced $156.1 million and $650.6 million in loans for Freddie Mac and Maine State Housing Authority (“MaineHousing”), respectively. Custodial escrow balances maintained in connection with the loans serviced totaled $449,000 and $5.4 million for Freddie Mac and MaineHousing, respectively, at December 31, 2012.

The servicing agreements with Freddie Mac and MaineHousing (the “Trustees”) generally provide broad rights for the Trustees. For example, each Trustee typically claims the right to demand that we repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if we were not the seller. In addition, the Trustees’ servicer guides impose certain timelines for resolving delinquent loans through workout efforts or liquidation and impose compensatory fees on us if those deadlines are not satisfied other than for reasons beyond our control. The Trustees also have a contractual right to demand indemnification or loan repurchase for certain servicing breaches. For example, we would be required to indemnify the Trustees for or against failures by us to perform our servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. We record expenses for servicing-related claims and loan repurchases when it is probable that such claims or repurchases will be made and the amounts are reasonably estimable.

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

During the fourth quarter of 2012 and 2011, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 – Base	2012	2011
Year 1
+400 bp	(1.74)%	(1.10)%
+200 bp	(1.78)%	(1.10)%
-100 bp	(1.13)%	(1.00)%
Year 2
Base	(5.06)%	(4.30)%
+400 bp	(5.04)%	(1.50)%
+200 bp	(3.27)%	(1.30)%
-100 bp	(10.43)%	(10.00)%

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

The most significant factors affecting the changes in market risk exposure during 2012 were the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets’ cashflows at today’s lower rate levels at a faster pace than the decrease in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. If rates decrease further, net interest income is projected to decrease as assets reprice into lower-interest products (driven by prepayments on mortgage-related assets), while funding costs remain stable. In a rising interest rate environment, net interest income is projected to decrease initially, due to the repricing of short-term funding positions, but will improve as assets reprice into higher-interest products. As funding maturities slow and asset cashflows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2012, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $8.1 million in interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Notes 4 and 9 to the Consolidated Financial Statements provide related party lending and deposit information. We have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011
ASSETS
Cash and due from banks	$58,290	$39,325
Securities
Securities available for sale, at fair value	781,050	590,036
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,034	21,962
Total securities	802,084	611,998
Trading account assets	2,300	2,244
Loans held for sale	—	6,061
Loans	1,563,866	1,514,028
Less allowance for loan losses	(23,044)	(23,011)
Net loans	1,540,822	1,491,017
Goodwill and other intangible assets	53,299	45,194
Bank-owned life insurance	45,053	43,672
Premises and equipment, net	28,059	24,113
Deferred tax asset	7,663	13,486
Interest receivable	6,215	6,431
Prepaid FDIC assessment	3,606	4,796
Other real estate owned	1,313	1,682
Other assets	16,053	12,701
Total assets	$2,564,757	$2,302,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$240,749	$256,330
Interest checking, savings and money market	1,169,148	828,977
Retail certificates of deposit	418,442	395,431
Brokered deposits	101,130	110,628
Total deposits	1,929,469	1,591,366
Federal Home Loan Bank advances	56,404	136,860
Other borrowed funds	259,940	275,656
Junior subordinated debentures	43,819	43,717
Accrued interest and other liabilities	41,310	36,245
Total liabilities	2,330,942	2,083,844
Commitments and Contingencies (Notes 6, 14, 15, 17 and 19) Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,622,750 and 7,664,975 shares at December 31, 2012 and 2011, respectively	49,667	51,438
Retained earnings	181,151	165,377
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available for sale, net of tax	12,943	11,128
Net unrealized losses on derivative instruments, at fair value, net of tax	(7,205)	(7,264)
Net unrecognized losses on postretirement plans, net of tax	(2,741)	(1,803)
Total accumulated other comprehensive income	2,997	2,061
Total shareholders’ equity	233,815	218,876
Total liabilities and shareholders’ equity	$2,564,757	$2,302,720

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011	2010
Interest Income
Interest and fees on loans	$72,859	$78,174	$81,935
Interest on U.S. government and sponsored enterprise obligations	16,452	18,342	20,335
Interest on state and political subdivision obligations	1,385	1,662	2,111
Interest on federal funds sold and other investments	251	194	126
Total interest income	90,947	98,372	104,507
Interest Expense
Interest on deposits	9,293	11,591	15,143
Interest on borrowings	5,363	8,948	12,257
Interest on junior subordinated debentures	2,546	2,614	2,817
Total interest expense	17,202	23,153	30,217
Net interest income	73,745	75,219	74,290
Provision for credit losses	3,816	4,735	6,299
Net interest income after provision for credit losses	69,929	70,484	67,991
Non-Interest Income
Service charges on deposit accounts	5,557	5,134	4,911
Income from fiduciary services	5,038	6,027	6,236
Other service charges and fees	4,061	3,577	3,345
Net gains (losses) on sale of securities and other-than-temporary impairment of securities	2,498	2,076	(409)
Brokerage and insurance commissions	1,491	1,363	1,449
Bank-owned life insurance	1,382	2,173	1,478
Mortgage banking income, net	588	729	761
Proceeds from legal settlement	—	—	2,000
Other income	2,797	1,974	1,054
Total non-interest income	23,412	23,053	20,825
Non-Interest Expenses
Salaries and employee benefits	29,689	28,627	26,337
Furniture, equipment and data processing	5,079	4,773	4,647
Net occupancy	4,365	3,949	3,833
Acquisition costs	2,324	—	—
Other real estate owned and collection costs	2,284	2,104	3,459
Prepayment fees on borrowings	2,030	2,318	—
Consulting and professional fees	1,818	2,629	2,596
Regulatory assessments	1,793	1,955	2,868
Amortization of identifiable intangible assets	657	577	577
Other expenses	8,992	8,647	8,620
Total non-interest expenses	59,031	55,579	52,937
Income before income taxes	34,310	37,958	35,879
Income Taxes	10,882	11,781	11,113
Net Income	$23,428	$26,177	$24,766
Per Share Data
Basic earnings per share	$3.06	$3.41	$3.23
Diluted earnings per share	$3.05	$3.40	$3.23
Weighted average number of common shares outstanding	7,646,861	7,672,126	7,655,668
Diluted weighted average number of common shares outstanding	7,661,273	7,679,895	7,663,498

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2012	2011	2010
Net Income	$23,428	$26,177	$24,766
Other comprehensive income (loss):
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) on available for sale arising during period, net of related tax effects of $(1,851), $(3,365), and $594	3,439	6,248	(1,120)
Reclassification adjustment for (gains) losses included in net income, net of related tax effects of $874, $727, and $(143)	(1,624)	(1,349)	266
Net change in unrealized gains on available for sale securities	1,815	4,899	(854)
Unrealized gain (loss) on cash flow hedging derivatives, net of related tax effects of $(32), $3,530, and $779	59	(6,555)	(1,448)
Postretirement plans:
Net actuarial loss arising during period, net of related tax effects of $511, $336, and $132	(950)	(624)	(247)
Reclassification of amortization of prior service cost included in net periodic cost, net of related tax effects of $(7), $(7), and $(6)	12	12	13
Other comprehensive income (loss)	936	(2,268)	(2,536)
Comprehensive Income	$24,364	$23,909	$22,230

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount
Balance at December 31, 2009	7,644,837	$50,062	$133,634	$6,865	$190,561
Net income for 2010	—	—	24,766	—	24,766
Other comprehensive loss, net of tax:
Change in fair value of securities available for sale	—	—	—	(854)	(854)
Change in fair value of cash flow hedges	—	—	—	(1,448)	(1,448)
Change in net unrecognized losses on postretirement plans	—	—	—	(234)	(234)
Total comprehensive income	—	—	24,766	(2,536)	22,230
Stock-based compensation expense	—	809	—	—	809
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	16,251	114	—	—	114
Common stock repurchased	(2,592)	(49)	—	—	(49)
Cash dividends declared ($1.00 per share)	—	—	(7,670)	—	(7,670)
Balance at December 31, 2010	7,658,496	50,936	150,730	4,329	205,995
Net income for 2011	—	—	26,177	—	26,177
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	—	—	—	4,899	4,899
Change in fair value of cash flow hedges	—	—	—	(6,555)	(6,555)
Change in net unrecognized losses on postretirement plans	—	—	—	(612)	(612)
Total comprehensive income	—	—	26,177	(2,268)	23,909
Stock-based compensation expense	—	1,025	—	—	1,025
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,723	(134)	—	—	(134)
Common stock repurchased	(13,244)	(389)	—	—	(389)
Cash dividends declared ($1.50 per share)	—	—	(11,530)	—	(11,530)
Balance at December 31, 2011	7,664,975	51,438	165,377	2,061	218,876
Net income for 2012	—	—	23,428	—	23,428
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	—	—	—	1,815	1,815
Change in fair value of cash flow hedges	—	—	—	59	59
Change in net unrecognized losses on postretirement plans	—	—	—	(938)	(938)
Total comprehensive income	—	—	23,428	936	24,364
Stock-based compensation expense	—	538	—	—	538
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	23,355	(212)	—	—	(212)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($1.00 per share)	—		(7,654)	—	(7,654)
Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Operating Activities
Net income	$23,428	$26,177	$24,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,816	4,735	6,299
Depreciation and amortization	4,707	3,703	3,189
Stock-based compensation expense	538	1,025	809
Decrease in interest receivable	216	444	361
Amortization of intangible assets	657	577	577
Gain on sale of building	(479)	—	—
Net (increase) decrease in trading assets	(56)	60	(579)
Net (gains) losses on sale and other-than-temporary impairment of securities	(2,498)	(2,076)	409
Increase in other real estate owned valuation allowance and loss on disposition	479	188	1,606
Originations of mortgage loans held for sale	(10,886)	(29,126)	(25,615)
Proceeds from the sale of mortgage loans	17,215	28,885	20,193
Gain on sale of mortgage loans	(268)	(292)	(106)
Decrease in prepaid FDIC assessment	1,190	1,359	2,042
Decrease (increase) in other assets	150	(3,187)	(1,530)
Increase in other liabilities	4,120	951	3,387
Net cash provided by operating activities	42,329	33,423	35,808
Investing Activities
Cash acquired in branch acquisition	267,689	—	—
Proceeds from sale and maturities of securities held to maturity	—	251	1,765
Proceeds from sales and maturities of securities available for sale	274,621	227,003	203,172
Purchase of securities available for sale	(462,552)	(219,092)	(279,313)
Net (increase) decrease in loans	(50,194)	2,992	(7,061)
Proceeds from sale of FHLB stock	928	—	—
Proceeds from sale of building	2,235	—	—
Proceeds from sale of other real estate owned	2,070	2,506	2,965
Proceeds from bank-owned life insurance	—	1,656	—
Recoveries of previously charged-off loans	744	1,002	1,269
Purchase of premises and equipment	(3,403)	(1,516)	(2,459)
Net cash provided (used) by investing activities	32,138	14,802	(79,662)
Financing Activities
Net increase in deposits	50,544	75,559	19,992
Proceeds from Federal Home Loan Bank long-term advances	—	235,000	75,000
Repayments on Federal Home Loan Bank long-term advances	(80,456)	(312,355)	(70,387)
Net change in short-term Federal Home Loan Bank borrowings	(17,200)	(28,575)	5,100
Net increase in other borrowed funds	1,586	2,509	22,985
Common stock repurchase	(2,097)	(389)	(49)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(212)	(134)	114
Cash dividends paid on common stock	(7,667)	(11,524)	(7,664)
Net cash (used) provided by financing activities	(55,502)	(39,909)	45,091
Net increase in cash and cash equivalents	18,965	8,316	1,237
Cash and cash equivalents at beginning of year	39,325	31,009	29,772
Cash and cash equivalents at end of year	$58,290	$39,325	$31,009
Supplemental information
Interest paid	$17,456	$23,901	$30,969
Income taxes paid	6,363	12,097	12,985
Transfer of loans to other real estate owned	1,767	1,989	1,479
Branch acquisition – allocation of purchase price to assets and liabilities	See Note 2

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies

Camden National Corporation (the “Company”), a Maine corporation, is the bank holding company for Camden National Bank (the “Bank”) and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 50 banking offices and ATMs in Maine. Acadia Trust, N.A. provides trust and investment management services to its clients, who are primarily located in the State of Maine, and to clients of the Bank.

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

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure as required by GAAP.

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

Declines in the fair value of individual equity securities that are deemed to be other-than-temporary are reflected in non-interest income when identified. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to (i) credit loss is recognized in non-interest income and (ii) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the interest rate at acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the date of the consolidated statement of condition.

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

Loans and Allowance for Loan Losses.  At March 31, 2012, the Company elected the fair value option for its loans held for sale and as such the fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. At December 31, 2011, loans held for sale are reported at the lower of cost or market value in the aggregate, with any adjustment for net unrealized losses reported in non-interest income. All other loans in the aggregate are reported at amortized cost adjusted for any charge-offs, the ALL and any deferred fees or costs. From time to time, management identifies and designates certain residential mortgage loans (either newly originated mortgage loans or held in the loan portfolio) for sale, and, accordingly, these loans are transferred to loans held for sale.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Core deposit intangible represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to10 years from the acquisition dates). On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment.

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

Premises and Equipment.  Premises and equipment are stated at cost, less accumulated depreciation and amortization, and fair value adjustments. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the respective lease or the estimated life of the improvement, whichever is shorter.

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

Unvested share-based payment awards which include the right to receive non-forfeitable dividends are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Restricted share grants and management stock purchase grants are considered participating securities for this purpose. Accordingly, the Company is required to calculate basic and diluted EPS amounts under the two-class method. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

Segment Reporting.  The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in the State of Maine. These services include lending, checking, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues and profits are derived by the Bank from banking products and services. Revenues and profits derived, and assets owned by Acadia Trust, N.A. are less than 10% of the consolidated Company totals and, accordingly, the Company and its subsidiaries are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements.  In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs. This ASU clarifies how to measure fair value, but does not require additional fair value measurement and is not intended to affect current valuation practices outside of financial reporting. However, additional information and disclosure are required for transfers between Level 1 and Level 2, the sensitivity of a fair value measurement categorized as Level 3, and the categorization of items that are not measured at fair value by level of the fair value hierarchy. The guidance is effective during interim and annual reporting periods beginning after December 15, 2011. Other than expanded disclosures, the implementation of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350):  Testing Indefinite-Lived Assets for Impairment.  This ASU reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for annual and interim impairment tests

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

1. Summary of Significant Accounting Policies  – (continued)

performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company believes the clarifications provided in ASU No. 2013-01 will not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Other than matters of presentation, the Company believes the adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

2. Branch Acquisition

On October 26, 2012, the Bank acquired 15 full-service branches from Bank of America, National Association (“Branch Acquisition”), pursuant to the terms and conditions of the Purchase and Assumption Agreement, dated April 23, 2012. The purchase price was $12.0 million less the premium received upon the sale of one of these branches of $3.3 million as agreed with the U.S. Department of Justice. While the Branch Acquisition is considered a purchase of a business for accounting purposes, revenues and expenses of the acquired branches and pro forma income statement information are not presented as the effect would not be material.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

2. Branch Acquisition  – (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition: Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash and cash equivalents(1)	$267,689
Loans	5,664
Premises and equipment	5,177
Core deposit intangible	2,856
Other assets	45
Total assets acquired	281,431
Deposits	(287,559)
Other liabilities	(54)
Total liabilities acquired	(287,613)
Goodwill	$6,182

(1)	Amount is net of $8.7 million deposit premium paid.

The above recognized amounts of goodwill, loans, core deposit intangible, other assets and other liabilities, at fair value, are preliminary estimates and are subject to adjustment. Actual amounts are not expected to differ materially from those shown.

The Company estimated the fair value of loans acquired by utilizing a methodology which approximates the projected cash flows for each aggregated loan pool by estimating future credit losses and the rate of prepayments and discounting to present value based on a market rate for similar loans. There was no allowance for loan losses recorded for the acquired loans as the loans were initially recorded at fair value. The Company acquired $6.0 million in performing commercial loans and recorded a fair value mark of $317,000.

The $2.9 million core deposit intangible asset recognized as part of the Branch Acquisition is being amortized over its estimated useful life of five years using a straight-line method. The goodwill, which is not amortized for financial statement purposes, is deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting the expected cash flows based on the remaining contractual terms of the certificate of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding remaining maturity. The Company acquired $286.7 million of deposits and recorded a fair value mark of $900,000.

Direct costs related to the Branch Acquisition were expensed as incurred and amounted to $2.3 million for 2012. These acquisition integration expenses included technology costs related to system conversions, customer communications and professional fees.

The Company expects the Branch Acquisition to provide additional business opportunities in these acquired branch locations by increasing the Bank’s presence in these key growth markets. Future revenue opportunities include providing commercial and retail loans within the local communities and expanding our wealth management and investment advisory services.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale
Obligations of states and political subdivisions	$31,112	$1,928	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	345,528	12,699	(79)	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	375,627	6,181	(120)	381,688
Private issue collateralized mortgage obligations	8,871	—	(697)	8,174
Total securities available-for-sale	$761,138	$20,808	$(896)	$781,050
December 31, 2011
Available-for-sale
Obligations of U.S. government sponsored enterprises	$29,996	$116	$(5)	$30,107
Obligations of states and political subdivisions	37,138	2,620	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	361,073	15,861	—	376,934
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	127,153	1,628	(331)	128,450
Private issue collateralized mortgage obligations	12,557	—	(1,916)	10,641
Total debt securities	567,917	20,225	(2,252)	585,890
Equity securities	5,000	—	(854)	4,146
Total securities available-for-sale	$572,917	$20,225	$(3,106)	$590,036

Net unrealized gains on AFS at December 31, 2012 and 2011 and included in accumulated other comprehensive income amounted to $12.9 million and $11.1 million, net of deferred taxes of $7.0 million and $6.0 million, respectively.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2012 and 2011, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Mortgage-backed securities	$42,782	$(79)	$—	$—	$42,782	$(79)
Collateralized mortgage obligations	73,098	(120)	—	—	73,098	(120)
Private issue collateralized mortgage obligations	—	—	8,174	(697)	8,174	(697)
Total	$115,880	$(199)	$8,174	$(697)	$124,054	$(896)
December 31, 2011
U.S. government sponsored enterprises	$9,995	$(5)	$—	$—	$9,995	$(5)
Collateralized mortgage obligations	37,994	(331)	—	—	37,994	(331)
Private issue collateralized mortgage obligations	—	—	10,641	(1,916)	10,641	(1,916)
Equity securities	—	—	4,146	(854)	4,146	(854)
Total	$47,989	$(336)	$14,787	$(2,770)	$62,776	$(3,106)

At December 31, 2012, the Company held $124.1 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $7.5 million in non-agency private issue collateralized mortgage obligations (“non-agency”) which have been downgraded to non-investment grade. The Company’s share of these downgraded non-agencies is in the senior tranches. Management believes the unrealized losses for the non-agencies are the result of current market illiquidity and the underestimation of value in the market. Including the non-agencies, there were 11 securities with a fair value of $8.2 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed regularly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during 2012 and at December 31, 2012, indicated potential future credit losses in the most likely scenario on two securities for which the Company recorded $39,000 in OTTI write-downs during 2012.

At December 31, 2011, $62.8 million of the Company’s investment securities had unrealized losses that were primarily considered temporary. A large portion of the unrealized loss was related to the non-agencies, which includes $9.7 million that have been downgraded to non-investment grade. Including the non-agencies, there were 20 securities with a fair value of $14.8 million in the portfolio which had unrealized losses for twelve months or longer.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

3. Securities  – (continued)

Security Gains and Losses and Other-Than-Temporary Impairment of Securities

The following table details the Company’s sales of investment securities, the gross realized gains and losses, and impairment of securities:

	Years Ended December 31,
	2012	2011	2010
Available for sale
Proceeds from sales of securities	$115,493	$54,600	$4,210
Gross realized gains	2,826	2,258	—
Gross realized (losses)	(289)	(73)	(188)
Other-than-temporary impairment of securities	(39)	(109)	(221)

During 2012, the Company sold certain investment securities with a total carrying value of $113.0 million in order to manage its liquidity and interest rate risk. The securities that were sold were primarily selected based on an assessment of their prepayment speed. One non-agency investment security, which had previously recorded $176,000 in OTTI, was sold due to the recent deterioration in its credit quality.

During 2011, the Company sold sixteen municipal bonds totaling $7.3 million that the Company was monitoring that either had below “A” ratings, split ratings, withdrawn ratings, negative outlooks or were revenue bonds. Due to continued pressure on state and local government revenues around the country as municipalities struggle with a weak economy, management decided to sell these securities. The Company also sold one $10.2 million agency security, thirty-one pass through securities totaling $29.3 million, and three non-agencies totaling $7.8 million. The Company had not recorded any OTTI on these securities.

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

Securities Pledged

At December 31, 2012 and 2011, securities with an amortized cost of $465.0 million and $435.8 million, respectively, and estimated fair values of $482.4 million and $454.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$3,395	$3,438
Due after one year through five years	21,520	22,342
Due after five years through ten years	141,215	146,362
Due after ten years	595,008	608,908
	$761,138	$781,050

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Residential real estate loans	$572,768	$578,757
Commercial real estate loans	506,231	470,061
Commercial loans	190,454	185,045
Home equity loans	278,375	268,782
Consumer loans	16,633	11,878
Deferred loan fees net of costs	(595)	(495)
Total loans	$1,563,866	$1,514,028

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. For the years ended December 31, 2012, 2011, and 2010, the Company sold $16.9 million, $28.6 million, and $20.1 million of fixed rate residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $268,000, $292,000, and $106,000, respectively.

In connection with the Branch Acquisition, the Company acquired $6.0 million in performing commercial loans. The loans were recorded at fair value, which was determined by estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. As a result of this analysis, the Company recorded a fair value mark of $317,000, which will amortize over the estimated life of the loan. Additionally, the acquired loans did not have any related ALL as they were recorded at fair value; however, an ALL will be established should the credit quality of these loans deteriorate subsequent to the acquisition. Based on the immateriality of the acquired loans and fair value mark, additional disclosures related to the acquired loans are not required.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans to related parties were as follows:

	December 31,
	2012	2011
Balance at beginning of year	$15,361	$7,318
Loans made/advanced and additions	350	11,292
Repayments and reductions	(1,121)	(3,249)
Balance at end of year	$14,590	$15,361

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality,

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs. During 2012, the Company modified its process to base historical loss factors on the net rather than gross charge-offs. The effect of the change was to reduce the historical loss factor component of the ALL by $325,000.

The board of directors monitors credit risk management through the Directors’ Loan Committee and Credit Risk Policy Committee. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit-related policies. The Credit Risk Policy Committee oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. The Company’s practice is to identify problem credits early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its portfolio loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

The following is a summary of activity in the ALL:

	December 31,
	2012	2011	2010
Balance at beginning of year	$23,011	$22,293	$20,246
Loans charged off	(4,502)	(5,025)	(5,547)
Recoveries	744	1,002	1,269
Net charge-offs	(3,758)	(4,023)	(4,278)
Provision for loan losses	3,791	4,741	6,325
Balance at end of year	$23,044	$23,011	$22,293

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,197)	(593)	(1,393)	(1,234)	(85)	—	(4,502)
Recoveries	73	222	406	23	20	—	744
Provision (reduction)	1,722	(782)	2,074	1,027	(171)	(79)	3,791
Ending balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Ending Balance: Individually evaluated for impairment	$2,255	$265	$286	$261	$39	$—	$3,106
Ending Balance: Collectively evaluated for impairment	$4,741	$4,284	$5,647	$2,259	$145	$2,862	$19,938

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$13,805	$7,968	$3,610	$1,515	$259	$—	$27,157
Ending Balance: Collectively evaluated for impairment	$558,368	$498,263	$186,844	$276,860	$16,374	$—	$1,536,709
Loans ending balance	$572,173	$506,231	$190,454	$278,375	$16,633	$—	$1,563,866

The following table presents activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$3,273	$8,198	$5,633	$2,051	$202	$2,936	$22,293
Loans charged off	(1,216)	(1,633)	(1,256)	(861)	(59)	—	(5,025)
Recoveries	120	374	296	196	16	—	1,002
Provision (reduction)	4,221	(1,237)	173	1,318	261	5	4,741
Ending balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Ending Balance: Individually evaluated for impairment	$1,364	$961	$815	$440	$91	$—	$3,671
Ending Balance: Collectively evaluated for impairment	$5,034	$4,741	$4,031	$2,264	$329	$2,941	$19,340
Loans ending balance:
Ending Balance: Individually evaluated for impairment	$12,715	$7,830	$4,019	$2,670	$152	$—	$27,386
Ending Balance: Collectively evaluated for impairment	$565,547	$462,231	$181,026	$266,112	$11,726	$—	$1,486,642
Loans ending balance	$578,262	$470,061	$185,045	$268,782	$11,878	$—	$1,514,028

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Credit Risk Policy Committee. As of December 31, 2012, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

insurance buildings) and lodging (inns, bed & breakfasts’, ski lodges, tourist cabins, hotels, and motels). At December 31, 2012, exposure to these two industries, as a percentage of total commercial real estate loans was 29% and 23%, respectively.

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, commercial real estate and residential real estate loans are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to annual credit and loan reviews, periodic reviews of loan performance metrics such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

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

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1 – 6)	$555,444	$440,610	$165,460	$—	$—
Performing	—	—	—	276,742	16,376
Special Mention (Grade 7)	1,291	17,069	7,449	—	—
Substandard (Grade 8)	15,438	48,552	17,545	—	—
Non-performing	—	—	—	1,633	257
Total	$572,173	$506,231	$190,454	$278,375	$16,633

The following table summarizes credit risk exposure indicators by portfolio segment as of December 31, 2011:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Pass (Grades 1 – 6)	$560,926	$413,489	$157,141	$—	$—
Performing	—	—	—	266,112	11,726
Special Mention (Grade 7)	876	8,134	8,998	—	—
Substandard (Grade 8)	16,460	48,438	18,335	—	—

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
Non-performing	—	—	—	2,670	152
Doubtful (Grade 9)	—	—	571	—	—
Total	$578,262	$470,061	$185,045	$268,782	$11,878

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of December 31, 2012:

	30 – 59 days Past Due	60 – 89 days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
Residential real estate	$1,459	$850	$8,410	$10,719	$561,454	$572,173	$193	$10,584
Commercial real estate	896	2,227	5,380	8,503	497,728	506,231	138	6,719
Commercial	1,079	68	2,969	4,116	186,338	190,454	160	3,409
Home equity	2,230	355	1,105	3,690	274,685	278,375	118	1,514
Consumer	342	199	259	800	15,833	16,633	2	257
Total	$6,006	$3,699	$18,123	$27,828	$1,536,038	$1,563,866	$611	$22,483

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

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately, $1.1 million for both 2012 and 2011, and $985,000 for 2010.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full. Loans restructured due to credit difficulties that are now performing were $4.7 million and $3.3 million at December 31, 2012 and December 31, 2011, respectively.

Loans that were restructured on or after January 1, 2011 were reassessed during 2011 as a result of the adoption of the new accounting guidance for TDRs. In its reassessment, the Company did not identify any loan modifications that would be considered TDRs under the new guidance that were not previously considered TDRs. At December 31, 2012 and 2011, the allowance related to TDRs was $494,000 and $414,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At December 31, 2012, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of December 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled-Debt Restructurings
Residential real estate	20	$3,305	$3,434	$3,286
Commercial real estate	6	2,602	2,649	2,344
Commercial	3	303	303	236
Consumer and home equity	1	3	3	2
Total	30	$6,213	$6,389	$5,868

The following is a summary of TDR loans that subsequently defaulted by portfolio segment as of December 31, 2012:

	Number of Contracts	Recorded Investment
Troubled-Debt Restructurings
Residential real estate	1	$65
Total	1	$65

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

4. Loans and Allowance for Loan Losses  – (continued)

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With related allowance recorded:
Residential real estate	$11,021	$11,021	$2,255	$10,585	$114
Commercial real estate	4,296	4,296	265	5,551	—
Commercial	2,971	2,971	286	3,927	—
Home equity	1,236	1,236	261	1,289	—
Consumer	257	257	39	239	—
Ending Balance	$19,781	$19,781	$3,106	$21,591	$114
Without related allowance recorded:
Residential real estate	$2,784	$3,841	$—	$2,548	$26
Commercial real estate	3,672	4,127	—	2,056	33
Commercial	639	956	—	389	13
Home equity	279	550	—	617	—
Consumer	2	2	—	6	—
Ending Balance	$7,376	$9,476	$—	$5,616	$72
Total impaired loans	$27,157	$29,257	$3,106	$27,207	$186

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With related allowance recorded:
Residential real estate	$10,717	$11,287	$1,364	$11,280	$109
Commercial real estate	5,477	5,478	961	7,257	3
Commercial	3,636	3,636	815	3,963	7
Home equity	1,888	1,887	440	1,457	1
Consumer	136	136	91	106	—
Ending Balance	$21,854	$22,424	$3,671	$24,063	$120
Without related allowance recorded:
Residential real estate	$1,998	$1,810	$—	$1,847	$21
Commercial real estate	2,353	3,815	—	2,078	—
Commercial	383	665	—	393	—
Home equity	782	1,189	—	422	—
Consumer	16	176	—	18	—
Ending Balance	$5,532	$7,655	$—	$4,758	$21
Total impaired loans	$27,386	$30,079	$3,671	$28,821	$141

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

5. Goodwill and Core Deposit and Trust Relationship Intangibles

On October 26, 2012, the Company acquired $286.7 million in deposits and $6.0 million in commercial loans in connection with the Branch Acquisition. The Company recorded $6.2 million of goodwill and $2.9 million of core deposit intangible related to the Branch Acquisition.

The changes in goodwill, core deposit intangible and trust relationship intangible for the years ended December 31, 2012 and 2011 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2010	$34,720	$7,060	$41,780
2011 impairment charge	—	(50)	(50)
Balance at December 31, 2011	$34,720	$7,010	$41,730
2012 activity	6,182	(276)	5,906
Balance at December 31, 2012	$40,902	$6,734	$47,636

The annual impairment evaluation of goodwill did not identify any impairment in 2012. During 2012, the Company exited its employee benefits line resulting in a reduction of goodwill of $276,000. The annual evaluation of goodwill resulted in a $50,000 impairment charge recorded by Acadia Trust, N.A. in December 2011.

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2010	$14,444	$(10,930)	$3,514	$753	$(226)	$527
2011 amortization	—	(502)	(502)	—	(75)	(75)
Balance at December 31, 2011	14,444	(11,432)	3,012	753	(301)	452
2012 activity	2,856	(582)	2,274	—	(75)	(75)
Balance at December 31, 2012	$17,300	$(12,014)	$5,286	$753	$(376)	$377

The following table reflects the expected amortization schedule for intangible assets at December 31, 2012:

	Core Deposit Intangible	Trust Relationship Intangible
2013	$1,073	$75
2014	1,073	75
2015	1,073	75
2016	1,073	75
2017	994	77
Total unamortized intangible	$5,286	$377

6. Premises and Equipment

Details of premises and equipment, at cost, at December 31 were as follows:

	2012	2011
Land and land improvements	$3,310	$2,567
Buildings and leasehold improvements	31,195	30,552
Furniture, fixtures and equipment	19,572	16,783

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

5. Goodwill and Core Deposit and Trust Relationship Intangibles  – (continued)

	2012	2011
Total cost	54,077	49,902
Accumulated depreciation and amortization	(26,018)	(25,789)
Net premises and equipment	$28,059	$24,113

Depreciation and amortization expense was $2.5 million, $2.3 million and $2.3 million for 2012, 2011 and 2010, respectively. Lease expense was approximately $997,000, $918,000 and $840,000 for 2012, 2011 and 2010, respectively. The Company has a capital lease for a branch facility with payments that extend until 2026 at an interest rate of 9.75% per year. The related asset, recorded in premises and equipment, has a cost basis of $855,000 and accumulated depreciation of $289,000. At December 31, 2012, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2013	$1,192	$57
2014	1,027	59
2015	830	62
2016	723	65
2017	642	67
Thereafter	1,565	791
	$5,979	$1,101

During 2012, the Company recorded a $479,000 gain on sale of a branch facility.

7. Other Real Estate Owned

OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Subsequent write-downs required for declines in value are recorded through a valuation allowance and charged to other non-interest expense. During 2012, the Company abandoned its plans to open a de novo branch facility due to the Branch Acquisition and transferred the property to OREO at $360,000.

Activity in OREO was as follows:

	2012	2011	2010
Balance at beginning of year	$1,682	$2,387	$5,479
Additions	2,180	1,989	1,479
Disposals	(2,388)	(2,506)	(2,965)
Write-downs	(161)	(188)	(1,606)
Balance at end of year	$1,313	$1,682	$2,387

8. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The balance of

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

8. Mortgage Servicing  – (continued)

capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2012, and 2011 was $542,000 and $768,000, respectively. For the same periods, the fair value of the mortgage servicing rights was approximated $879,000 and $1.1 million, respectively. In evaluating the reasonableness of the carrying values of the mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus 4.86%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2012	2011	2010
Mortgage Servicing Rights:
Balance at beginning of year	$768	$898	$810
Capitalized upon sale	153	204	308
Amortization charged against mortgage servicing fee income	(349)	(310)	(235)
Valuation adjustment	(30)	(24)	15
Balance at end of year	$542	$768	$898
Valuation Allowance:
Balance at beginning of year	$(43)	$(19)	$(34)
Increase in impairment reserve	(174)	(33)	(43)
Reduction of impairment reserve	144	9	58
Balance at end of year	$(73)	$(43)	$(19)

Mortgage loans serviced for Freddie Mac are not included in the accompanying Consolidated Statements of Condition. Loans serviced for Freddie Mac totaled $156.1 million, $178.0 million and $179.6 million at December 31, 2012, 2011 and 2010, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for Freddie Mac, and included in demand deposits, were $449,000 and $429,000 at December 31, 2012 and 2011, respectively.

In 2012 and 2010, the Company expanded its loan servicing business with the Maine State Housing Authority (“MaineHousing”) to add approximately 950 and 6,000 mortgage loans, respectively. MaineHousing loans, which are not included in the accompanying Consolidated Statements of Condition, totaled $650.6 million and $709.6 million at December 31, 2012 and 2011, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for MaineHousing and included in demand deposits were $5.4 million and $5.8 million at December 31, 2012 and 2011, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

9. Deposits

The following is a summary of scheduled maturities of certificates of deposit as of December 31, 2012:

	Retail	Brokered	Total
2013	$245,622	$—	$245,622
2014	91,554	2,126	93,680
2015	40,089	17,033	57,122
2016	21,176	28,622	49,798
2017	10,514	6,545	17,059
Thereafter	9,487	—	9,487
Total certificates of deposit	$418,442	$54,326	$472,768

Certificates of deposit issued in amounts of $100,000 or more totaled $190.0 million and $187.9 million at December 31, 2012 and 2011, respectively, including brokered certificates of deposit of $39.2 million for both December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $58.8 million and $28.1 million, respectively.

10. Borrowings

Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLBB overnight borrowings and line of credit advances, correspondent bank overnight borrowings, and treasury, tax and loan deposits that are due within one year from the origination date. The Company, through its bank subsidiary, had an available line of credit with the FHLBB of $9.9 million at December 31, 2012 and 2011. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2012 and 2011. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises. The Company has $10.0 million in lines of credit with a maturity date of December 20, 2013.

The following table summarizes other borrowed funds outstanding at December 31:

	2012	2011
Short-term Borrowings
Securities sold under repurchase agreements – retail	$151,035	$144,228
FHLBB and correspondent bank overnight borrowings	41,500	58,700
Total short-term borrowings	192,535	202,928
Long-term Borrowings
Securities sold under repurchase agreements – commercial	66,187	71,243
Notes payable	117	360
Capital lease obligation	1,101	1,125
Total long-term borrowings	67,405	72,728
Total other borrowed funds	$259,940	$275,656

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings  – (continued)

Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2012	2011	2010
Balance outstanding at end of year	$192,535	$202,928	$193,930
Average daily balance outstanding	$188,630	$202,423	$188,663
Maximum balance outstanding at any month end	$232,008	$287,334	$268,197
Weighted average interest rate for the year	0.30%	0.35%	0.63%
Weighted average interest rate at end of year	0.18%	0.22%	0.45%

The securities sold under repurchase agreements — commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument became or becomes callable, as of December 31, 2012:

	Amount	Rate	Callable
2013	$36,000	3.33%	—
2016	25,000	2.61%	2013
2017	5,187	4.67%	2013
Total	$66,187	3.16%

Federal Home Loan Bank Advances

FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $671.5 million and $698.8 million at December 31, 2012 and 2011, respectively. The carrying value of securities pledged as collateral at the FHLB was $6.7 million and $8.3 million at December 31, 2012 and 2011, respectively.

The advances payable to the FHLB are summarized as follows:

	December 31, 2012		December 31, 2011
	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.15% – 7.23% due in 2012	$—	$—	$45,090	$—
0.28% – 6.15% due in 2013	222	—	5,523	5,000
2.71% – 3.35% due in 2014	—	—	20,000	10,000
2.75% – 4.75% due in 2015	11,182	10,000	16,247	10,000
1.80% – 2.91% due in 2016	25,000	—	30,000	—
3.99% – 4.06% due in 2017	20,000	20,000	20,000	20,000
Total FHLB advances	$56,404	$30,000	$136,860	$45,000

Junior Subordinated Debentures

In April 2006, the Company formed Camden Capital Trust A (“CCTA”), which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA. The interest rate of the trust preferred securities was fixed at 6.71% through June 2011 and now floats at the 3 month London Interbank Offered Rate (“LIBOR”) plus 140 basis points. The proceeds from the offering were used to repurchase Company

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

10. Borrowings  – (continued)

common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par any time on or after June 30, 2011.

In connection with the acquisition of Union Bankshares Company in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, Union Bankshares Capital Trust I (“UBCT”). In 2006, Union Bankshares Company issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT. The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The interest rate of the trust preferred securities until April 7, 2011 was a blended rate equal to the sum of (1) the product of 50% times the average three-month LIBOR plus 1.42%, plus (2) the product of 50% times 6.4725%. The rate is now the average three-month LIBOR plus 1.42%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Statements of Condition. Interest expense on the junior subordinated debentures totaled $2.5 million during 2012, $2.6 million during 2011 and $2.8 million during 2010. At December 31, 2012, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 19.5% of Tier 1 capital of the Company.

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

The fair value of the swap agreements on its junior subordinated debentures at December 31, 2012 was a liability of $11.1 million and, as this instrument qualifies as a highly effective cash flow hedge, the change in fair value was recorded in other comprehensive income, net of tax, and other liabilities. In connection with the interest rate swap agreements and the liability position, the Company has posted $13.0 million of cash held as collateral with counterparties at December 31, 2012.

The Company has a notional amount of $8.1 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the two swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

11. Income Taxes

The current and deferred components of income tax expense were as follows:

	2012	2011	2010
Current:
Federal	$5,107	$11,301	$11,282
State	457	463	433
	5,564	11,764	11,715
Deferred:
Federal	5,318	17	(602)
Income tax expense	$10,882	$11,781	$11,113

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	2012	2011	2010
Computed tax expense	$12,008	$13,285	$12,558
Increase (reduction) in income taxes resulting from:
Tax exempt income	(623)	(753)	(888)
State taxes, net of federal benefit	297	301	281
Income from life insurance	(484)	(760)	(517)
Low income housing credits	(328)	(393)	(381)
Other	12	101	60
Income tax expense	$10,882	$11,781	$11,113

Temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	2012		2011
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$8,081	$—	$8,061	$—
Allowance for OTTI of investments	71	—	5,352	—
Allowance for OREO valuation	149	—	179	—
Pension and other benefits	3,715	—	3,690	—
Depreciation	—	2,073	—	1,687
Deferred loan origination fees	—	1,256	—	1,155
Deferred compensation and benefits	904		890	—
Net unrealized gains on investments available for sale and derivative instruments	—	3,090	—	2,080
Net unrealized losses on postretirement plans	1,476	—	970	—
Purchase accounting	760	—	571	—
Deposit premium	—	907	—	937
Mortgage servicing rights	—	190	—	269
Prepaid expenses	—	683	—	579
Other	706	—	480	—
	$15,862	$8,199	$20,193	$6,707

The related income taxes have been calculated using a rate of 35%. No valuation allowance is deemed necessary for the net deferred tax asset.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

11. Income Taxes  – (continued)

Although not currently under review, income tax returns for the years ended December 31, 2009 through 2011 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense.

12. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Company declared $7.7 million, $11.5 million and $7.7 million in dividends to shareholders for the years ended December 31, 2012, 2011 and 2010, respectively.

Common Stock Repurchase

In September 2011, the Company’s board of directors authorized the 2011 Common Stock Repurchase Program (“2011 Repurchase Plan”). The 2011 Repurchase Program, which expired September 2012, authorized management to repurchase up to 500,000 shares, or approximately 6.5%, of the Company’s outstanding common stock. During 2012 and 2011, the Company repurchased 65,580 and 13,244 shares of common stock at an average price of $31.98 and $29.34, respectively, for a total of 78,824 shares, or 16% of the program's allotment and 1% of total outstanding shares.

On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program (“2012 Repurchase Plan”). The 2012 Repurchase Plan will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock over a one-year term expiring on October 1, 2013. As of December 31, 2012, the Company did not repurchase any shares under the 2012 Repurchase Plan.

13. Earnings per Share

The following is an analysis of basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	2012	2011	2010
Net income	$23,428	$26,177	$24,766
Dividends and undistributed earnings allocated to participating securities(1)	(60)	(42)	(38)
Net income available to common shareholders	$23,368	$26,135	$24,728
Weighted-average common shares outstanding for basic EPS	7,646,861	7,672,126	7,655,668
Dilutive effect of stock-based awards(2)	14,412	7,769	7,830
Weighted-average common and potential common shares for diluted EPS	7,661,273	7,679,895	7,663,498
EARNINGS PER COMMON SHARE:
Basic EPS	$3.06	$3.41	$3.23
Diluted EPS	3.05	3.40	3.23

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

13. Earnings per Share  – (continued)

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

At December 31, 2012 and 2011, options to purchase 49,500 and 102,000 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

14. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the board of directors. For the years ended December 31, 2012, 2011, and 2010, these amounted to 3%, 3%, and 2%, respectively, of pre-tax compensation. For the years ended December 31, 2012, 2011 and 2010, expenses under the 401(k)/Profit Sharing plan amounted to $1.2 million, $1.1 million, and $1.0 million, respectively.

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

The following table summarizes changes in the benefit obligation and plan assets for (i) the supplemental executive retirement plan and (ii) the other postretirement benefit plan as of December 31, 2012 and 2011:

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

	SERP		Other Postretirement Benefits
	2012	2011	2012	2011
Benefit obligations:
Beginning of year	$8,868	$8,102	$3,187	$2,700
Service cost	269	232	70	65
Interest cost	408	431	148	150
Actuarial loss	1,334	615	275	417
Benefits paid	(533)	(512)	(144)	(145)
End of year	10,346	8,868	3,536	3,187
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	533	512	144	145
Benefits paid	(533)	(512)	(144)	(145)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$10,346	$8,868	$3,536	$3,187
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$3,172	$1,953	$983	$739
Prior service cost	63	81	—	—
Total	$3,235	$2,034	$983	$739

The accumulated benefit obligation for the SERP was $7.9 million and $7.2 million at December 31, 2012 and 2011, respectively. In 2013, approximately $224,000 and $19,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $47,000 in net actuarial loss is expected to be recognized for the other postretirement benefit plan.

The components of net period benefit cost and other amounts recognized in other comprehensive income were as follows:

	SERP			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Net period benefit cost
Service cost	$269	$232	$181	$70	$65	$60
Interest cost	408	431	427	148	150	143
Recognized net actuarial loss	115	67	30	31	5	2
Recognized prior service cost	18	19	19	—	—	—
Net period benefit cost	810	749	657	249	220	205
Changes in funded status recognized in other comprehensive loss, before taxes
Net actuarial loss	1,334	615	361	275	417	50
Reclassifications to net period benefit cost:
Amortization of net unrecognized actuarial loss	(115)	(67)	(30)	(31)	(5)	(2)

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

14. Employee Benefit Plans  – (continued)

	SERP			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Amortization of prior service cost	(18)	(19)	(19)	—	—	—
Total recognized in other comprehensive loss	1,201	529	312	244	412	48
Total recognized in net period benefit cost and other comprehensive loss	$2,011	$1,278	$969	$493	$632	$253

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions as of end of year
Discount rate for benefit obligation	3.75%	4.75%	5.50%	4.05%	4.75%	5.45%
Discount rate for net period benefit cost	4.75%	5.50%	5.75%	4.75%	5.45%	5.70%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not have a material impact on the accumulated postretirement benefit obligation due to a built-in cap on annual benefits.

In 2013, the expected contribution is $531,000 for the SERP and $154,000 for the other postretirement benefit plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2013	$531	$154
2014	511	158
2015	396	161
2016	404	158
2017	388	157
2018 – 2022	2,277	889

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

15. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”). The maximum number of shares of stock reserved and available for issuance under the 2003 Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance shares

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. Prior to April 29, 2003, the Company had various stock option plans with options vesting immediately upon grant and expiring ten years from the date of the option grant. The exercise price of all options equaled the market price of the Company’s stock on the date of grant.

On May 1, 2012, the shareholders of the Company approved the 2012 Equity and Incentive Plan (the “2012 Plan”). The maximum number of shares of stock reserved and available for issuance under the 2012 Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than ten years after the date the stock option is granted. The options vested over a five year period, and expire ten years from the date the option was granted. The exercise price of all options equaled the market price of our stock on the date of grant.

Stock Option Awards

Stock options granted under the 2003 Plan and the 2012 Plan have been incentive stock options. Options granted vest based on five years of continuous service and have ten year contractual terms.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Company as follows:

•	Dividend yield is based on the dividend rate of the Company’s stock at the date of grant.
•	Risk-free interest rate is based on the U.S. Treasury bond rate with a term equaling the expected life of the granted options.
•	Expected volatility is based on the historical volatility of the Company’s stock price.
•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends.

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions:

	2012	2011	2010
Dividend yield	2.20%	3.04%	3.10%
Weighted average risk-free interest rate	0.79%	1.95%	2.36%
Weighted average expected volatility	53.31%	51.90%	50.50%
Weighted average expected life in years	5.30	5.12	5.12
Weighted average fair value of options granted	$13.00	$12.30	$11.72

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $99,000, $204,000 and $182,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Unrecognized compensation cost for nonvested stock options, which reflects an estimated annualized forfeiture rate of 5% per year over the vesting period, totaled $360,000 at December 31, 2012, and is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $146,000, $16,000, and $56,000, respectively.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

Stock option activity for 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at January 1, 2012	157,000	$32.36		$
Granted	9,500	34.99
Exercised	(18,450)	27.97
Forfeited and expired	(8,650)	34.80
Options outstanding at December 31, 2012	139,400	$32.97	5.8		$369
Options exercisable at December 31, 2012	79,900	$34.47	4.6		$178

A summary of the status of the Company’s nonvested stock options as of December 31, 2012 and changes during the year then ended is presented below:

	Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	77,350	$9.20
Granted	9,500	13.00
Vested	(23,100)	9.70
Forfeited	(4,250)	11.79
Nonvested at December 31, 2012	59,500	$9.67

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

Compensation expense recognized in connection with the restricted stock awards and MSPP is presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Restricted stock awards	$163	$92	$72
Management stock purchase plan grants	65	37	19
Total compensation expense	$228	$129	$91
Related income tax benefit	$80	$45	$32
Fair value of grants vested	$121	$106	$134

The following table presents a summary of the activity related to restricted stock awards and stock purchase grants for the period indicated:

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

	Restricted Stock		Stock Purchase (MSPP)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	6,496	$31.92	6,782	$10.96
Granted	7,050	35.76	7,195	10.44
Vested	(3,329)	31.05	(1,649)	10.72
Forfeited and expired	(200)	35.76	(276)	10.67
Nonvested at December 31, 2012	10,017	$34.84	12,052	$10.69

At December 31, 2012, unrecognized compensation cost related to nonvested restricted stock awards and stock purchase grants was $219,000 which is expected to be recognized over a weighted average period of 1 year.

Long-Term Performance Share Plan

The Long-term Performance Share Plan (“LTIP”) is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the board of directors. The performance-based share units granted will vest only if certain revenue and expense goals or service conditions, as defined under the LTIP, are achieved. Failure to achieve the goals and service conditions will result in all or a portion of the shares being forfeited.

Compensation expense recognized in connection with the LTIP is presented in the following table:

	Year Ended December 31,
	2012	2011	2010
Long-Term Performance Share Plan compensation expense	$174	$672	$526
Related income tax benefit	$61	$235	$184
Fair value of grants vested	$609	$570	$327

The following table presents a summary of the activity related to Long-Term Performance Share Plan for the period indicated:

	Long-Term Performance Share Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	63,553	$32.05
Granted	22,627	34.77
Vested	(22,999)	26.52
Forfeited	(1,558)	26.52
Nonvested at December 31, 2012	61,623	$35.25

Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $314,000 with a weighted-average remaining amortization period of 0.92 years at December 31, 2012.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

15. Stock-Based Compensation Plans  – (continued)

Defined Contribution Retirement Plan

The Defined Contribution Retirement Plan (the “DCRP”) is an unfunded deferred compensation plan for the benefit of certain senior management employees of the Company. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in Deferred Stock Awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. The Company granted 2,322 and 2,135 of Deferred Stock Awards during 2012 and 2011, respectively under the DCRP. Compensation expense totaled $37,000, $20,000, and $10,000 for the years ended December 31, 2012, 2011, 2010, respectively. Unrecognized stock compensation expense for the Deferred Stock Awards was $176,000 with a weighted-average remaining amortization period of 14 years at December 31, 2012.

16. Other Non-Interest Expenses

Detail of other expenses included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
	2012	2011	2010
Communication costs	$1,577	$1,461	$1,508
Debit and ATM related costs	1,654	1,425	1,276
Donations and marketing	1,949	1,347	1,240
Employee related costs	1,113	981	1,079
Office and branch supplies	1,067	767	785
Other expenses	1,632	2,666	2,732
Total	$8,992	$8,647	$8,620

Communication costs include telephone and related costs, internet charges, and postage. Employee related costs include hiring, training, education, meeting and business travel costs.

17. Commitments and Contingencies

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

As of December 31, 2012, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

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

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2012	2011
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$277,373	$254,603
Commercial and commercial real estate	20,016	21,972
Residential	9,497	2,060
Letters of credit	1,836	1,178
Other commitments	16,845	1,932
Derivative Financial Instruments:
Forward commitments to sell residential mortgage loans	—	7,773
Derivative mortgage loan commitments	—	2,356
Customer loan swaps	16,093	12,240
Interest rate swaps	43,000	43,000

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

17. Commitments and Contingencies  – (continued)

The fair value of the swap agreements on the Company’s junior subordinated debentures at December 31, 2012 was a liability of $11.1 million and, as this instrument qualifies as a highly effective cash flow hedge, the $60,000 decrease in fair value was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $1.6 million in 2012, and have been classified as cash flows from operating activities in the statement of cash flows. The Company expects net payments of $1.6 million in 2013, which will be reclassified from accumulated other comprehensive loss to earnings.

At December 31, 2011, the Company had a notional amount of $43.0 million; the fair value of the swap agreements on its junior subordinated debentures at December 31, 2011, was a liability of $11.2 million and, as this instrument qualified as a highly effective cash flow hedge, the $6.6 million decrease in fair value was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $839,000 in 2011 and have been classified as cash flows from operating activities in the statement of cash flows.

Customer Derivatives

The Company has a notional amount of $8.1 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the two swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans

The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. There were no commitments to sell residential mortgages at December 31, 2012. At December 31, 2011, commitments totaled $7.8 million and the Company recognized a $37,000 gain on commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2012 and 2011, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

18. Fair Value

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

18. Fair Value  – (continued)

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

Loans Held for Sale:  Effective March 31, 2012, the fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value  – (continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At December 31, 2012
Financial Assets:
Available for sale debt securities:
Obligations of states and political subdivisions	$—	$33,040	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	358,148	—	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	381,688	—	381,688
Private issue collateralized mortgage obligations	—	8,174	—	8,174
Trading account assets	2,300	—	—	2,300
Customer interest rate swap agreement	—	496	—	496
Financial Liabilities:
Interest rate swap agreements	—	11,580	—	11,580
At December 31, 2011
Financial Assets:
Available for sale debt securities:
Obligations of U.S. government sponsored enterprises	$—	$30,107	$—	$30,107
Obligations of states and political subdivisions	—	39,758	—	39,758
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	376,934	—	376,934
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	128,450	—	128,450
Private issue collateralized mortgage obligations	—	10,641	—	10,641
Equity securities	—	4,146	—	4,146
Trading account assets	2,244	—	—	2,244
Customer interest rate swap agreement	—	211	—	211
Financial Liabilities:
Interest rate swap agreements	—	11,387	—	11,387

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value  – (continued)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO and goodwill.

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

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value  – (continued)

Assets measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At December 31, 2012
Assets:
Collateral-dependent impaired loans	$—	$—	$9,183	$9,183
Other real estate owned	—	—	1,313	1,313
Mortgage servicing rights	—	879	—	879
At December 31, 2011
Assets:
Impaired loans	$—	$—	$18,183	$18,183
Goodwill	—	—	276	276
Other real estate owned	—	—	1,682	1,682
Mortgage servicing rights	—	1,138	—	1,138

The December 31, 2011, non-recurring fair value table includes all impaired loans with a related allowance. The Company refined its process for identifying impaired loans for purposes of fair value disclosures; accordingly, the December 31, 2012, fair value table only includes those impaired loans for which the related allowance results in a fair value measure, as described above.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
Collateral-dependent impaired loans:(1)
Partially charged-off	$3,524	Market approach appraisal of collateral	Management adjustment of appraisal	10 - 30%
Specifically reserved	$5,659	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$1,313	Market approach appraisal of collateral	Management adjustment of appraisal	10 - 30%
			Estimated selling cost	6 - 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.
(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value below the recorded investment.

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

18. Fair Value  – (continued)

that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments.

Cash and Due from Banks:  The carrying amounts reported in the Statement of Condition approximate fair value.

FHLB and Federal Reserve Bank Stock and Investments in CCTA AND UBCT:  The carrying amounts reported in the Statement of Condition approximate fair value.

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

Junior Subordinated Debentures:  The carrying amounts reported in the Statement of Condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2012:

			Fair Value Measurement at December 31, 2012
	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$58,290	$58,290	$58,290	$—	$—
Securities available for sale	781,050	781,050	—	781,050	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,300	2,300	2,300	—	—
Loans receivable, net of allowance	1,540,822	1,557,320	—	—	1,557,320
Mortgage servicing rights	542	879	—	879	—
Interest receivable	6,215	6,215	—	6,215	—
Investment in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreement	496	496	—	496	—

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

18. Fair Value  – (continued)

			Fair Value Measurement at December 31, 2012
	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial liabilities:
Deposits	1,929,469	1,936,446	1,339,290	597,156	—
FHLB advances	56,404	60,813	—	60,813	—
Commercial repurchase agreements	66,187	69,067	—	69,067	—
Other borrowed funds	193,753	193,753	193,753	—	—
Junior subordinated debentures	43,819	43,819	—	43,819	—
Interest payable	905	905	905	—	—
Interest rate swap agreements	11,580	11,580	—	11,580	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2011:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,325	$39,325
Securities available for sale	590,036	590,036
FHLB and Federal Reserve Bank stock	21,962	21,962
Trading account assets	2,244	2,244
Loans held for sale	6,061	6,268
Loans receivable, net of allowance	1,491,017	1,510,277
Mortgage servicing rights	768	1,138
Interest receivable	6,431	6,431
Investment in CCTA and UBCT	1,331	1,331
Customer interest rate swap agreement	211	211
Financial liabilities:
Deposits	1,591,366	1,600,222
FHLB advances	136,860	143,642
Commercial repurchase agreements	71,243	75,342
Other borrowed funds	204,413	204,413
Junior subordinated debentures	43,717	43,717
Interest payable	1,093	1,093
Interest rate swap agreements	11,387	11,387

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of Tier 1 capital to average assets (as defined in the applicable regulations). In addition, the OCC requires a minimum level of $2.5 million of Tier 1 capital to be maintained at Acadia Trust, N.A. Management believes that, as of December 31, 2012, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2012, the Bank was categorized by its supervisory regulatory agencies as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s respective capital categories.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital	$213,435	14.04%	$121,625	8.00%	$152,031	10.00%
Tier 1 capital	194,381	12.79	60,812	4.00	91,219	6.00
Tier 1 leverage capital ratio	194,381	7.97	99,347	4.00	124,184	5.00
As of December 31, 2011
Total risk-based capital	$208,580	14.50%	$115,074	8.00%	$143,842	10.00%
Tier 1 capital	190,538	13.25	57,537	4.00	86,305	6.00
Tier 1 leverage capital ratio	190,538	8.63	89,836	4.00	112,295	5.00

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital	$239,831	15.56%	$123,293	8.00%	$154,116	10.00%
Tier 1 capital	220,519	14.31	61,646	4.00	92,469	6.00
Tier 1 leverage capital ratio	220,519	8.94	100,770	4.00	125,963	5.00
As of December 31, 2011
Total risk-based capital	$232,339	15.95%	$116,567	8.00%	$145,709	10.00%
Tier 1 capital	214,066	14.69	58,284	4.00	87,426	6.00
Tier 1 leverage capital ratio	214,066	9.59	91,056	4.00	113,820	5.00

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements

Following are the condensed Statements of Condition, Income and Cash Flows for the Company:

STATEMENTS OF CONDITION

	December 31,
	2012	2011
ASSETS
Cash	$19,510	$18,661
Trading assets	2,300	2,244
Premises and equipment	4,846	4,896
Investment in subsidiaries:
Bank subsidiary	253,512	239,953
Other subsidiary	11,108	11,205
Amounts receivable from subsidiaries	2,643	1,572
Investments in CCTA and UBCT	1,331	1,331
Other assets	9,765	8,049
Total assets	$305,015	$287,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$88	$—
Junior subordinated debentures	43,819	43,717
Accrued interest and other liabilities	27,293	25,318
Shareholders’ equity	233,815	218,876
Total liabilities and shareholders’ equity	$305,015	$287,911

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
Operating Income
Dividend income from subsidiaries	$13,400	$15,400	$12,400
Fees from subsidiaries	20,070	18,048	16,821
Other income	170	13	188
Total operating income	33,640	33,461	29,409
Operating Expenses
Interest on borrowings	2,546	2,614	2,817
Salaries and employee benefits	13,007	11,417	10,316
Net occupancy	492	473	461
Furniture, equipment and data processing	3,971	3,296	3,158
Other operating expenses	2,790	3,041	3,186
Total operating expenses	22,806	20,841	19,938
Income before equity in undistributed earnings of subsidiaries and income taxes	10,834	12,620	9,471
Equity in undistributed earnings of subsidiaries	11,647	12,441	14,372
Income before income taxes	22,481	25,061	23,843
Income tax benefit	947	1,116	923
Net Income	$23,428	$26,177	$24,766

CAMDEN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

20. Parent Company Financial Statements  – (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$23,428	$26,177	$24,766
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(11,647)	(12,441)	(14,372)
Depreciation and amortization	1,196	1,194	1,182
Stock-based compensation expense	538	1,025	809
Increase in amount receivable from subsidiaries	(983)	(22)	(573)
Increase in other assets	(1,334)	(35)	(1,962)
Increase in accrued expenses	636	3,522	1,992
Net cash provided by operating activities	11,834	19,420	11,842
Investing Activities
Purchase of premises and equipment	(1,009)	(1,286)	(2,759)
Net cash used by investing activities	(1,009)	(1,286)	(2,759)
Financing Activities
Exercise of stock options and restricted stock, net	(212)	(134)	114
Common stock repurchase	(2,097)	(389)	(49)
Cash dividends paid on common stock	(7,667)	(11,524)	(7,664)
Net cash used by financing activities	(9,976)	(12,047)	(7,599)
Net increase in cash	849	6,087	1,484
Cash at beginning of year	18,661	12,574	11,090
Cash at end of year	$19,510	$18,661	$12,574

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for 2012 and 2011:

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$22,965	$22,797	$22,636	$22,549	$24,860	$25,645	$24,386	$23,481
Interest expense	4,594	4,431	4,189	3,988	6,301	6,082	5,739	5,031
Net interest income	18,371	18,366	18,447	18,561	18,559	19,563	18,647	18,450
Provision for credit losses	1,005	835	868	1,108	1,119	970	1,182	1,464
Non-interest income	5,228	5,754	5,038	7,392	5,118	5,006	5,825	7,104
Non-interest expense	12,919	13,979	13,370	18,763	13,285	13,272	13,307	15,715
Income before income taxes	9,675	9,306	9,247	6,082	9,273	10,327	9,983	8,375
Income tax expense	3,092	2,894	2,992	1,904	2,934	3,257	3,054	2,536
Net income	$6,583	$6,412	$6,255	$4,178	$6,339	$7,070	$6,929	$5,839
Per common share:
Basic	$0.86	$0.83	$0.82	$0.55	$0.83	$0.92	$0.90	$0.76
Diluted	$0.86	$0.83	$0.82	$0.55	$0.83	$0.92	$0.90	$0.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC

Berry Dunn McNeil & Parker, LLC
Bangor, Maine
February 28, 2013

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO”). Based upon its review and evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 30, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column a) (c)
Equity compensation plans approved by shareholders	230,966	$20.93	799,849
Equity compensation plans not approved by shareholders	—	—	—
Total	230,966	$20.93	799,849

Refer to Notes 1 and 15 to the Consolidated Financial Statements within Item 8. “Financial Statements and Supplementary Data” for further information related to the Company’s equity compensation plans.

Other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 30, 2013.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 30, 2013.

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

3. Exhibits:

Exhibit No.	Definition
2.1	Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 24, 2012).
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.ii to the Company’s Form 10-K filed with the Commission on March 2, 2012).
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
10.2+	Form of Incentive Stock Option Agreement under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.3+	Form of Restricted Stock Award Agreement under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.4+	Camden National Corporation Management Stock Purchase Plan under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
10.5+	Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 8, 2012).
10.6*+	Form of Incentive Stock Option Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.
10.7*+	Form of Restricted Stock Award Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.

Exhibit No.	Definition
10.8*+	Camden National Corporation Management Stock Purchase Plan under the Camden National Corporation 2012 Equity and Incentive Plan.
10.9*+	Camden National Corporation Amended and Restated Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.10+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.11+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.12+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.13*+	Amendment to Executive Deferred Compensation Plan, dated as of February 26, 2013.
10.14+	Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 9, 2007).
10.15+	2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.16	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.17+	2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
10.18+	Form of Change in Control Agreement for chief executive officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
10.19+	Form of Change in Control Agreement for named executive officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
10.20+	Amended and Restated Employment Agreement, dated as of April 29, 2008, by and between Camden National Corporation and Robert W. Daigle (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
10.21+	Camden National Corporation 2011-2013 Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 30, 2011).
10.22+	Camden National Corporation 2012-2014 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 27, 2012).
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 13 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21*	Subsidiaries of the Company.
23*	Consent of Berry Dunn McNeil & Parker, LLC.

Exhibit No.	Definition
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013	CAMDEN NATIONAL CORPORATION /s/ Gregory A. Dufour Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour Gregory A. Dufour	President, Director and Chief Executive Officer	February 28, 2013
/s/ Deborah A. Jordan Deborah A. Jordan	Chief Financial Officer and Principal Financial and Accounting Officer	February 28, 2013
/s/ Karen W. Stanley Karen W. Stanley	Chairman and Director	February 28, 2013
/s/ Ann W. Bresnahan Ann W. Bresnahan	Director	February 28, 2013
/s/ Robert J. Campbell Robert J. Campbell	Director	February 28, 2013
/s/ David C. Flanagan David C. Flanagan	Director	February 28, 2013
/s/ Craig S. Gunderson Craig S. Gunderson	Director	February 28, 2013
/s/ John W. Holmes John W. Holmes	Director	February 28, 2013
/s/ James H. Page James H. Page	Director	February 28, 2013
/s/ John M. Rohman John M. Rohman	Director	February 28, 2013
/s/ Robin A. Sawyer Robin A. Sawyer	Director	February 28, 2013

Exhibit Index

Exhibit No.	Definition
2.1	Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 24, 2012).
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.ii to the Company’s Form 10-K filed with the Commission on March 2, 2012).
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
10.2+	Form of Incentive Stock Option Agreement under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.3+	Form of Restricted Stock Award Agreement under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.4+	Camden National Corporation Management Stock Purchase Plan under the Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
10.5+	Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 8, 2012).
10.6*+	Form of Incentive Stock Option Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.
10.7*+	Form of Restricted Stock Award Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.
10.8*+	Camden National Corporation Management Stock Purchase Plan under the Camden National Corporation 2012 Equity and Incentive Plan.
10.9*+	Camden National Corporation Amended and Restated Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.10+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.11+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.12+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.13*+	Amendment to Executive Deferred Compensation Plan dated as of February 26, 2013.
10.14+	Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 9, 2007).
10.15+	2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

Exhibit No.	Definition
10.16	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.17+	2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
10.18+	Form of Change in Control Agreement for chief executive officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
10.19+	Form of Change in Control Agreement for named executive officers (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2009).
10.20+	Amended and Restated Employment Agreement, dated as of April 29, 2008, by and between Camden National Corporation and Robert W. Daigle (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).
10.21+	Camden National Corporation 2011-2013 Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 30, 2011).
10.22+	Camden National Corporation 2012-2014 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 27, 2012.
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 13 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011.
21*	Subsidiaries of the Company.
23*	Consent of Berry Dunn McNeil & Parker, LLC.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
+	Management contract or a compensatory plan or arrangement.