Form 10-Q
period 2013-03-31
CAMDEN NATIONAL CORP
filed 2013-05-03
CIK 750686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Outstanding at May 3, 2013:  Common stock (no par value) 7,635,957 shares.

CAMDEN NATIONAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Statements of Condition March 31, 2013 and December 31, 2012	4

	Consolidated Statements of Income Three and Months Ended March 31, 2013 and 2012	5

	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2013 and 2012	6

	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2013 and 2012	7

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012	8

	Notes to Consolidated Financial Statements Three Months Ended March 31, 2013 and 2012	9-24

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38-39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	39

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4.	MINE SAFETY DISCLOSURES	40

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS	40

SIGNATURES		40

EXHIBIT INDEX		41

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation (the “Company”) and Subsidiaries as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine

May 3, 2013

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2013	2012
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$46,868	$58,290
Securities
Securities available-for-sale, at fair value	803,620	781,050
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	19,724	21,034
Total securities	823,344	802,084
Trading account assets	2,244	2,300
Loans held for sale	1,608	—
Loans	1,578,167	1,563,866
Less allowance for loan losses	(23,369)	(23,044)
Net loans	1,554,798	1,540,822
Goodwill and other intangible assets	53,011	53,299
Bank-owned life insurance	45,391	45,053
Premises and equipment, net	27,757	28,059
Deferred tax asset	8,736	7,663
Interest receivable	6,660	6,215
Prepaid FDIC assessment	3,264	3,606
Other real estate owned	1,913	1,313
Other assets	15,223	16,053
Total assets	$2,590,817	$2,564,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$226,330	$240,749
Interest checking, savings and money market	1,152,246	1,169,148
Retail certificates of deposit	409,937	418,442
Brokered deposits	163,272	101,130
Total deposits	1,951,785	1,929,469
Federal Home Loan Bank advances	101,282	56,404
Other borrowed funds	221,092	259,940
Junior subordinated debentures	43,845	43,819
Accrued interest and other liabilities	37,238	41,310
Total liabilities	2,355,242	2,330,942

Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,635,957 and 7,622,750 shares on March 31, 2013 and December 31, 2012, respectively	49,821	49,667
Retained earnings	184,749	181,151
Accumulated other comprehensive income (loss)
Net unrealized gains on securities available-for-sale, net of tax	10,054	12,943
Net unrealized losses on derivative instruments, at fair value, net of tax	(6,355)	(7,205)
Net unrecognized losses on postretirement plans, net of tax	(2,694)	(2,741)
Total accumulated other comprehensive income	1,005	2,997
Total shareholders’ equity	235,575	233,815
Total liabilities and shareholders’ equity	$2,590,817	$2,564,757

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and per Share Data)	2013	2012
Interest Income
Interest and fees on loans	$17,795	$18,435
Interest on U.S. government and sponsored enterprise obligations	4,276	4,116
Interest on state and political subdivision obligations	305	365
Interest on federal funds sold and other investments	50	49
Total interest income	22,426	22,965
Interest Expense
Interest on deposits	1,819	2,538
Interest on borrowings	818	1,418
Interest on junior subordinated debentures	621	638
Total interest expense	3,258	4,594
Net interest income	19,168	18,371
Provision for credit losses	674	1,005
Net interest income after provision for credit losses	18,494	17,366
Non-Interest Income
Service charges on deposit accounts	1,684	1,156
Other service charges and fees	1,429	845
Income from fiduciary services	1,143	1,439
Mortgage banking income, net	574	336
Brokerage and insurance commissions	412	339
Bank-owned life insurance	338	339
Net gain on sale of securities and other-than-temporary impairment of securities	138	121
Other income	618	653
Total non-interest income	6,336	5,228
Non-Interest Expenses
Salaries and employee benefits	8,361	6,908
Furniture, equipment and data processing	1,604	1,223
Net occupancy	1,552	1,111
Other real estate owned and collection costs	888	626
Consulting and professional fees	547	490
Regulatory assessments	499	435
Amortization of intangible assets	288	144
Branch acquisition costs	161	—
Other expenses	2,600	1,982
Total non-interest expenses	16,500	12,919
Income before income taxes	8,330	9,675
Income Taxes	2,668	3,092
Net Income	$5,662	$6,583
Per Share Data
Basic earnings per share	$0.74	$0.86
Diluted earnings per share	$0.74	$0.86
Weighted average number of common shares outstanding	7,627,691	7,672,039
Diluted weighted average number of common shares outstanding	7,643,267	7,686,933

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net income	$5,662	$6,583
Other comprehensive income, net of related tax effects:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding losses on securities available-for-sale arising during period, net of related tax effects of $1,507 and $656	(2,799)	(1,219)
Less: reclassification adjustment for gains included in net income, net of related tax effects of $48 and $42	(90)	(79)
Net change in unrealized gains on securities available-for-sale	(2,889)	(1,298)
Unrealized gain on cash flow hedging derivatives, net of related tax effects of ($458) and ($821)	850	1,525
Postretirement plans:
Net actuarial gain arising during period, net of related tax effects of ($21) and ($13)	39	24
Plus: amortization of prior service cost included in net periodic cost, net of related tax effects of ($4) and ($2)(1)	8	3
Other comprehensive (loss) income	(1,992)	254
Comprehensive income	$3,670	$6,837

(1) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock			Accumulated Other	Total
(In Thousands, Except Number of Shares and per Share Data)	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income	Shareholders’ Equity

Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	6,583	—	6,583
Other comprehensive income, net of tax:
Change in fair value of securities available-for-sale	—	—	—	(1,298)	(1,298)
Change in fair value of cash flow hedges	—	—	—	1,525	1,525
Change in net unrecognized losses on postretirement plans	—	—	—	27	27
Total comprehensive income	—	—	6,583	254	6,837
Stock-based compensation expense	—	130	—	—	130
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,614	(240)	—	—	(240)
Cash dividends declared ($0.25 per share)	—	—	(1,945)	—	(1,945)
Balance at March 31, 2012	7,684,589	$51,328	$170,015	$2,315	$223,658

Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	5,662	—	5,662
Other comprehensive income, net of tax:
Change in fair value of securities available-for-sale	—	—	—	(2,889)	(2,889)
Change in fair value of cash flow hedges	—	—	—	850	850
Change in net unrecognized losses on postretirement plans	—	—	—	47	47
Total comprehensive income	—	—	5,662	(1,992)	3,670
Stock-based compensation expense	—	173	—	—	173
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	13,207	(19)	—	—	(19)
Cash dividends declared ($0.27 per share)	—	—	(2,064)	—	(2,064)
Balance at March 31, 2013	7,635,957	$49,821	$184,749	$1,005	$235,575

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In Thousands)	2013	2012
Operating Activities
Net income	$5,662	$6,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	674	1,005
Depreciation and amortization	1,360	1,033
Stock-based compensation expense	173	130
Increase in interest receivable	(445)	(90)
Amortization of intangible assets	288	144
Net decrease in trading assets	56	50
Net investment securities gains and other-than-temporary impairment of securities	(138)	(121)
Increase in other real estate owned valuation allowance and loss disposition	7	180
Originations of mortgage loans held for sale	(10,988)	(8,492)
Proceeds from the sale of mortgage loans	9,687	5,728
Gain on sale of mortgage loans	(307)	(319)
Decrease in prepaid FDIC assessment	342	289
Decrease in other assets	662	884
Increase (decrease) in other liabilities	(33)	8
Net cash provided by operating activities	7,000	7,012
Investing Activities
Proceeds from sales and maturities of securities available-for-sale	41,365	61,039
Purchase of securities available-for-sale	(68,864)	(94,708)
Net increase in loans	(15,302)	(4,082)
Proceeds from sale of Federal Home Loan Bank stock	1,310	928
Proceeds from the sale of other real estate owned	43	302
Proceeds from previously charge-off loans	228	97
Cash settlement in branch acquisition	(3,288)	—
Purchase of premises and equipment	(359)	(187)
Net cash (used) provided by investing activities	(44,867)	(36,611)
Financing Activities
Net increase (decrease) in deposits	22,316	(35,617)
Proceeds from Federal Home Loan Bank long-term advances	—	—
Repayments on Federal Home Loan Bank long-term advances	(122)	(91)
Net change in short-term Federal Home Loan Bank borrowings	52,800	85,000
Net decrease in other borrowed funds	(46,621)	(21,101)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(19)	(240)
Cash dividends paid on common stock	(1,909)	(1,945)
Net cash provided by financing activities	26,445	26,006
Net decrease in cash and cash equivalents	(11,422)	(3,593)
Cash and cash equivalents at beginning of year	58,290	39,325
Cash and cash equivalents at end of period	$46,868	$35,732
Supplemental information
Interest paid	$3,481	$4,563
Income taxes paid	300	—
Transfer from loans to other real estate owned	650	698

See Report of Independent Registered Public Accounting Firm.

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2013 and December 31, 2012, the consolidated statements of income for the three months ended March 31, 2013 and 2012, the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three-month period ended March 31, 2013 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2012, Form 10-K.

NOTE 2 – EARNINGS PER SHARE

The following is an analysis of basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2013	2012
Net income	$5,662	$6,583
Dividends and undistributed earnings allocated to participating securities (1)	(10)	(11)
Net income available to common shareholders	$5,652	$6,572

Weighted-average common shares outstanding for basic EPS	7,627,691	7,672,039
Dilutive effect of stock-based awards (2)	15,576	14,894
Weighted-average common and potential common shares for diluted EPS	7,643,267	7,686,933
Earnings per common share:
Basic EPS	$0.74	$0.86
Diluted EPS	$0.74	$0.86

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2)	Represents the effect of the assumed exercise of stock options, vesting of restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

For the three-month periods ended March 31, 2013 and 2012, options to purchase 53,500 and 48,400 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of March 31, 2013 and December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
Obligations of states and political subdivisions	$29,181	$1,786	$—	$30,967
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	340,550	10,925	(630)	350,845
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	409,866	5,373	(1,325)	413,914
Private issue collateralized mortgage obligations	8,556	—	(662)	7,894
Total securities available-for-sale	$788,153	$18,084	$(2,617)	$803,620
December 31, 2012
Obligations of states and political subdivisions	$31,112	$1,928	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	345,528	12,699	(79)	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	375,627	6,181	(120)	381,688
Private issue collateralized mortgage obligations	8,871	—	(697)	8,174
Total securities available-for-sale	$761,138	$20,808	$(896)	$781,050

Net unrealized gains on securities AFS at March 31, 2013 and December 31, 2012 and included in accumulated other comprehensive income amounted to $10.1 million and $12.9 million, net of deferred taxes of $5.4 million and $7.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2013 and December 31, 2012, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Mortgage-backed securities	$70,023	$(630)	$15	$—	$70,038	$(630)
Collateralized mortgage obligations	125,125	(1,325)	—	—	125,125	(1,325)
Private issue collateralized mortgage obligations	160	(1)	7,725	(661)	7,885	(662)
Total	$195,308	$(1,956)	$7,740	$(661)	$203,048	$(2,617)
December 31, 2012
Mortgage-backed securities	$42,782	$(79)	$—	$—	$42,782	$(79)
Collateralized mortgage obligations	73,098	(120)	—	—	73,098	(120)
Private issue collateralized mortgage obligations	—	—	8,174	(697)	8,174	(697)
Total	$115,880	$(199)	$8,174	$(697)	$124,054	$(896)

At March 31, 2013, the Company held $203.0 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were $7.2 million in non-agency private issue collateralized mortgage obligations (“non-agency”) which have been downgraded to non-investment grade. The Company’s share of these downgraded non-agencies is in the senior tranches. Management believes the unrealized losses for the non-agencies are the result of current market conditions and the underestimation of their value in the market. Including the non-agencies, there were 14 securities with a fair value of $7.7 million in the investment portfolio which had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed monthly on the higher risk bonds in the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first three months of 2013 indicated potential future credit losses that were lower than previously recorded OTTI and as such no additional OTTI was recorded during the first quarter of 2013.

Security Gains and Losses and Other-Than-Temporary Impairment of Securities

The following table details the Company’s sales of investment securities, the gross realized gains and losses, and impairment of securities:

	Three Months Ended March 31,
Available-for-sale	2013	2012
Proceeds from sales of securities	$4,875	$13,040
Gross realized gains	138	153
Gross realized (losses)	—	(3)
Other-than-temporary impairment of securities	—	(29)

During the first three months of 2013, the Company sold certain investment securities with a total carrying value of $4.9 million in order to manage its liquidity and interest rate risk. The securities that were sold were primarily selected based on an assessment of their prepayment speed and did not have any recorded OTTI.

Securities Pledged

At March 31, 2013 and December 31, 2012, securities with an amortized cost of $450.8 million and $465.0 million and a fair value of $464.2 million and $482.4 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$1,769	$1,812
Due after one year through five years	23,249	24,102
Due after five years through ten years	133,781	138,478
Due after ten years	629,354	639,228
	$788,153	$803,620

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Residential real estate loans	$572,562	$572,768
Commercial real estate loans	505,992	506,231
Commercial loans	191,292	190,454
Home equity loans	291,690	278,375
Consumer loans	17,259	16,633
Deferred loan fees net of costs	(628)	(595)
Total loans	$1,578,167	$1,563,866

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first three months of 2013 and 2012, the Company sold $9.4 million and $5.4 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $307,000 and $319,000, respectively.

In connection with a branch acquisition in 2012, the Company acquired $6.0 million in performing commercial loans. The loans were recorded at fair value, which was determined by estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. As a result of this analysis, the Company recorded a fair value mark of $317,000, which will amortize over the estimated life of the loan. Additionally, the acquired loans did not have any related allowance for loan losses (“ALL”) as they were recorded at fair value; however, an ALL will be established should the credit quality of these loans deteriorate subsequent to the acquisition. Based on the immateriality of the acquired loans and fair value mark, additional disclosures related to the acquired loans are not required.

The “ALL” is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the ALL in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

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

The following table presents activity in the ALL for the three months ended March 31, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(145)	(80)	(277)	(28)	(57)	—	(587)
Recoveries	3	75	129	2	19	—	228
Provision (reduction)	415	(942)	415	864	76	(144)	684
Ending balance	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
ALL balance attributable to loans:
Individually evaluated for impairment	$2,468	$197	$325	$469	$82	$—	$3,541
Collectively evaluated for impairment	4,801	3,405	5,875	2,889	140	2,718	19,828
Total ending ALL	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
Loans:
Individually evaluated for impairment	$13,754	$7,633	$3,329	$1,855	$488	$—	$27,059
Collectively evaluated for impairment	558,180	498,359	187,963	289,835	16,771	—	1,551,108
Total ending loans balance	$571,934	$505,992	$191,292	$291,690	$17,259	$—	$1,578,167

The following table presents activity in the ALL for the three months ended March 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(308)	(179)	(191)	(387)	(24)	—	(1,089)
Recoveries	5	21	64	—	7	—	97
Provision (reduction)	8	169	474	157	120	63	991
Ending balance	$6,103	$5,713	$5,193	$2,474	$523	$3,004	$23,010
ALL balance attributable to loans:
Individually evaluated for impairment	$754	$479	$567	$—	$—	$—	$1,800
Collectively evaluated for impairment	5,349	5,234	4,626	2,474	523	3,004	21,210
Total ending ALL	$6,103	$5,713	$5,193	$2,474	$523	$3,004	$23,010
Loans:
Individually evaluated for impairment	$7,039	$4,058	$866	$868	$8	$—	$12,839
Collectively evaluated for impairment	566,245	476,004	178,931	269,454	12,708	—	1,503,342
Total ending loans balance	$573,284	$480,062	$179,797	$270,322	$12,716	$—	$1,516,181

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,197)	(593)	(1,393)	(1,234)	(85)	—	(4,502)
Recoveries	73	222	406	23	20	—	744
Provision (reduction)	1,722	(782)	2,074	1,027	(171)	(79)	3,791
Ending balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
ALL balance attributable to loans:
Individually evaluated for impairment	$2,255	$265	$286	$261	$39	$—	$3,106
Collectively evaluated for impairment	4,741	4,284	5,647	2,259	145	2,862	19,938
Total ending ALL	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans:
Individually evaluated for impairment	$13,805	$7,968	$3,610	$1,515	$259	$—	$27,157
Collectively evaluated for impairment	558,368	498,263	186,844	276,860	16,374	—	1,536,709
Total ending loans balance	$572,173	$506,231	$190,454	$278,375	$16,633	$—	$1,563,866

The ALL for the Company’s portfolio segments is determined based on loan balances and the historical performance factor of each portfolio segment. The significant changes in the ALL for the first three months ended March 31, 2013, compared to the year ended December 31, 2012, were within the home equity and commercial real estate portfolio segments. The increase in the allocation of ALL for home equity was primarily due to the 5% increase in loan balances and its historical performance, while the decrease in commercial real estate was due to the improvement of the historical performance factor.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Credit Risk Policy Committee. As of March 31, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels). At March 31, 2013, exposure to these two industries as a percentage of total commercial real estate loans, was 30% and 22%, respectively.

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, commercial real estate and residential real estate loans are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

•	Grade 1 through 6 — Grades 1 through 6 represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risk which is measured using a variety of credit risk criteria, such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.

•	Grade 7 — Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.

•	Grade 8 — Loans with definite weakness (Substandard). Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by collateral pledged. This classification is used if borrowers experience difficulty in meeting debt repayment requirements. Deterioration is sufficient to cause the Company to look to the sale of collateral.

•	Grade 9 — Loans with potential loss (Doubtful). Loans classified as doubtful have all the weaknesses inherent in the substandard grade with the added characteristic that the weaknesses make collection or liquidation of the loan in full highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

•	Grade 10 — Loans with definite loss (Loss). Loans classified as loss are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be protracted.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
March 31, 2013
Pass (Grades 1-6)	$554,001	$443,508	$167,725	$—	$—
Performing	—	—	—	289,835	16,773
Special Mention (Grade 7)	2,749	16,875	7,603	—	—
Substandard (Grade 8)	15,184	45,609	15,964	—	—
Non-performing	—	—	—	1,855	486
Total	$571,934	$505,992	$191,292	$291,690	$17,259
December 31, 2012
Pass (Grades 1-6)	$555,444	$440,610	$165,460	$—	$—
Performing	—	—	—	276,742	16,376
Special Mention (Grade 7)	1,291	17,069	7,449	—	—
Substandard (Grade 8)	15,438	48,552	17,545	—	—
Non-performing	—	—	—	1,633	257
Total	$572,173	$506,231	$190,454	$278,375	$16,633

The Company closely monitors the performance of its loan portfolio. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event, such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2013
Residential real estate	$1,404	$615	$7,955	$9,974	$561,960	$571,934	$—	$10,311
Commercial real estate	3,125	797	4,781	8,703	497,289	505,992	49	5,782
Commercial	769	490	2,434	3,693	187,599	191,292	—	3,134
Home equity	983	101	1,602	2,686	289,004	291,690	—	1,855
Consumer	37	14	486	537	16,722	17,259	—	486
Total	$6,318	$2,017	$17,258	$25,593	$1,552,574	$1,578,167	$49	$21,568
December 31, 2012
Residential real estate	$1,459	$850	$8,410	$10,719	$561,454	$572,173	$193	$10,584
Commercial real estate	896	2,227	5,380	8,503	497,728	506,231	138	6,719
Commercial	1,079	68	2,969	4,116	186,338	190,454	160	3,409
Home equity	2,230	355	1,105	3,690	274,685	278,375	118	1,514
Consumer	342	199	259	800	15,833	16,633	2	257
Total	$6,006	$3,699	$18,123	$27,828	$1,536,038	$1,563,866	$611	$22,483

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company’s Credit Administration group works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDRs consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will continue to remain in a restructured status until paid in full.

At March 31, 2013 and December 31, 2012, the allowance related to TDRs was $542,000 and $494,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At March 31, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

During the first three months of 2013, the Company modified four loans as TDRs, which had current balances of $638,000 at March 31, 2013. During the first three months of 2012, the Company did not modify any loans as TDRs. The modification of these loans as TDRs did not have a material financial effect on the Company. Loans restructured due to credit difficulties that are now performing were $5.5 million at March 31, 2013 and $4.7 million at December 31, 2012. The Company did not have any TDRs that subsequently defaulted during the first three months of 2013 and 2012.

The following is a summary of accruing and non-accruing TDRs by portfolio segment as of the following dates:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
March 31, 2013
Residential real estate	21	$3,538	$3,669	$3,508
Commercial real estate	9	2,919	2,968	2,734
Commercial	4	284	284	228
Consumer	1	3	3	2
Total	35	$6,744	$6,924	$6,472
December 31, 2012
Residential real estate	20	$3,305	$3,434	$3,286
Commercial real estate	6	2,602	2,649	2,344
Commercial	3	303	303	236
Consumer	1	3	3	2
Total	30	$6,213	$6,389	$5,868

Impaired loans consist of non-accrual and TDRs. All impaired loans are allocated a portion of the allowance to cover potential losses.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following dates and for the periods then ended:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With an allowance recorded:
Residential real estate	$10,904	$10,904	$2,468	$8,689	$29
Commercial real estate	3,680	3,680	197	4,343	3
Commercial	3,002	3,002	325	2,788	2
Home equity	1,319	1,319	469	1,528	—
Consumer	486	486	82	457	—
Ending Balance	$19,391	$19,391	$3,541	$17,805	$34
Without allowance recorded:
Residential real estate	$2,850	$3,672	$—	$5,028	$7
Commercial real estate	3,953	4,217	—	3,516	22
Commercial	327	421	—	558	1
Home equity	536	807	—	364	—
Consumer	2	2	—	2	—
Ending Balance	$7,668	$9,119	$—	$9,468	$30
Total impaired loans	$27,059	$28,510	$3,541	$27,273	$64

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With related allowance recorded:
Residential real estate	$11,021	$11,021	$2,255	$10,585	$114
Commercial real estate	4,296	4,296	265	5,551	—
Commercial	2,971	2,971	286	3,927	—
Home equity	1,236	1,236	261	1,289	—
Consumer	257	257	39	239	—
Ending Balance	$19,781	$19,781	$3,106	$21,591	$114
Without related allowance recorded:
Residential real estate	$2,784	$3,841	$—	$2,548	$26
Commercial real estate	3,672	4,127	—	2,056	33
Commercial	639	956	—	389	13
Home equity	279	550	—	617	—
Consumer	2	2	—	6	—
Ending Balance	$7,376	$9,476	$—	$5,616	$72
Total impaired loans	$27,157	$29,257	$3,106	$27,207	$186

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the three months ended March 31, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2012	$40,902	$6,734	$47,636
2013 activity	—	—	—
Balance at March 31, 2013	$40,902	$6,734	$47,636

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2012	$17,300	$(12,014)	$5,286	$753	$(376)	$377
2013 amortization	—	(269)	(269)	—	(19)	(19)
Balance at March 31, 2013	$17,300	$(12,283)	$5,017	$753	$(395)	$358

The following table reflects the expected amortization schedule for intangible assets at March 31, 2013:

	Core Deposit	Trust Relationship
	Intangible	Intangible
2013	$804	$56
2014	1,073	75
2015	1,073	75
2016	1,073	75
2017	994	77
Total unamortized intangible assets	$5,017	$358

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers and provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended March 31, 2013 and 2012 were as follows:

	Supplemental Executive Retirement Plan		Other Postretirement Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Net period benefit cost
Service cost	$82	$67	$19	$17
Interest cost	94	102	35	37
Recognized net actuarial loss	56	29	11	8
Recognized prior service cost	5	5	—	—
Net period benefit cost	$237	$203	$65	$62

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On February 26, 2013, the Company granted 6,325 restricted stock awards to certain officers of the Company and its subsidiaries under the 2012 Equity and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $33.72, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

Under the Long-term Performance Share Plan, 6,797 shares vested upon the achievement of certain revenue and expense goals under the 2010-2012 Long-term Performance Share Plan metrics and 4,352 shares, net of taxes, were issued to participants. Under the Management Stock Purchase Plan, 7,801 shares were purchased by employees at a discount in lieu of the management employees’ annual incentive bonus during the first three months of 2013.  During the first quarter of 2013, the Company granted 2,304 deferred stock awards under the Defined Contribution Retirement Plan.

On March 26, 2013, the Company approved the Amended and Restated Long-Term Performance Share Plan for the 2013 – 2015 performance period (the “2013 – 2015 LTIP”). Pursuant to the 2013 – 2015 LTIP, certain executive officers of the Company are eligible to receive equity compensation based on the attainment of certain performance goals set forth in the 2013 – 2015 LTIP. Performance goals under the 2013-2015 LTIP include specific revenue growth and efficiency ratio goals for threshold, target and superior levels of performance, and a minimum level of performance for the Company’s non-performing asset to total asset ratio at December 31, 2015 and a minimum level of net income growth for the three-year period ending December 31, 2015.

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

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available-for-sale:  The fair value of debt securities available-for-sale is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of equity securities available-for-sale was calculated using a discounted cash flow analysis using observable information including, but not limited to, cash flows, risk-adjusted discount rates and market spreads. The fair values of debt and equity securities are classified as Level 2.

Trading Account Assets:  Trading account assets are invested in mutual funds and classified as Level 1 based upon quoted prices.

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs.  The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At March 31, 2013
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$30,967	$—	$30,967
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	350,845	—	350,845
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	413,914	—	413,914
Private issue collateralized mortgage obligations	—	7,894	—	7,894
Trading account assets	2,244	—	—	2,244
Loans held for sale	—	1,608	—	1,608
Customer interest rate swap agreements	—	449	—	449
Financial Liabilities:
Interest rate swap agreements	—	10,225	—	10,225
At December 31, 2012
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$33,040	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	358,148	—	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	381,688	—	381,688
Private issue collateralized mortgage obligations	—	8,174	—	8,174
Trading account assets	2,300	—	—	2,300
Customer interest rate swap agreements	—	496	—	496
Financial Liabilities:
Interest rate swap agreements	—	11,580	—	11,580

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of other real estate owned (“OREO”).

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

Assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
At March 31, 2013
Assets:
Collateral-dependent impaired loans	$—	$—	$8,717	$8,717
Other real estate owned	—	—	1,913	1,913
Mortgage servicing rights	—	1,373	—	1,373

At December 31, 2012
Assets:
Collateral-dependent impaired loans	$—	$—	$9,183	$9,183
Other real estate owned	—	—	1,313	1,313
Mortgage servicing rights	—	879	—	879

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
March 31, 2013
Collateral-dependent impaired loans: (1)
Partially charged-off	$2,906	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	$5,811	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$1,913	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%
December 31, 2012
Collateral-dependent impaired loans:(1)
Partially charged-off	$3,524	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	$5,659	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$1,313	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.
(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value over the recorded investment.

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

Cash and Due from Banks:  The carrying amounts reported in the consolidated statement of condition approximate fair value.

FHLB and Federal Reserve Bank Stock and Investments in Trust Preferred Securities Affiliates:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

Loans:  For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Interest Receivable and Payable:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at March 31, 2013:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$46,868	$46,868	$46,868	$—	$—
Securities available-for-sale	803,620	803,620	—	803,620	—
FHLB and Federal Reserve Bank stock	19,724	19,724	19,724	—	—
Trading account assets	2,244	2,244	2,244	—	—
Loans held for sale	1,608	1,608	—	1,608	—
Residential real estate loans	563,708	585,656	—	—	585,656
Commercial real estate loans	501,916	492,105	—	—	492,105
Commercial loans	184,276	181,072	—	—	181,072
Home equity loans	287,890	288,867	—	—	288,867
Consumer loans	17,008	17,391	—	—	17,391
Mortgage servicing rights	671	1,373	—	1,373	—
Interest receivable	6,660	6,660	—	6,660	—
Investment in trust preferred securities affiliates	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	449	449	—	449	—
Financial liabilities:
Deposits	1,951,785	1,959,709	1,313,574	646,135	—
FHLB advances	101,282	105,354	—	105,354	—
Commercial repurchase agreements	30,176	32,788	—	32,788	—
Other borrowed funds	190,916	190,916	190,916	—	—
Junior subordinated debentures	43,845	43,845	—	43,845	—
Interest payable	616	616	616	—	—
Interest rate swap agreements	10,225	10,225	—	10,225	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2012:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$58,290	$58,290	$58,290	$—	$—
Securities available-for-sale	781,050	781,050	—	781,050	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,300	2,300	2,300	—	—
Residential real estate loans	564,184	591,139	—	—	591,139
Commercial real estate loans	501,037	492,602	—	—	492,602
Commercial loans	183,680	179,519	—	—	179,519
Home equity loans	275,498	277,194	—	—	277,194
Consumer loans	16,423	16,866	—	—	16,866
Mortgage servicing rights	542	879	—	879	—
Interest receivable	6,215	6,215	—	6,215	—
Investment in trust preferred securities affiliates	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	496	496	—	496	—
Financial liabilities:
Deposits	1,929,469	1,936,446	1,339,290	597,156	—
FHLB advances	56,404	60,813	—	60,813	—
Commercial repurchase agreements	66,187	69,067	—	69,067	—
Other borrowed funds	193,753	193,753	193,753	—	—
Junior subordinated debentures	43,819	43,819	—	43,819	—
Interest payable	905	905	905	—	—
Interest rate swap agreements	11,580	11,580	—	11,580	—

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

As of March 31, 2013, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	March 31,	December 31,
	2013	2012
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$307,148	$277,373
Commercial and commercial real estate	19,290	20,016
Residential	13,286	9,497
Letters of credit	1,647	1,836
Other commitments	19,559	16,845
Derivative Financial Instruments:
Derivative mortgage loan commitments	—	—
Customer loan swaps	16,029	16,093
Interest rate swaps	43,000	43,000

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

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $11.1 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at March 31, 2013 was a liability of $9.8 million and, as this instrument qualifies as a highly effective cash flow hedge, the $850,000 decrease in fair value during the first three months of 2013 was recorded in other comprehensive income, net of tax, and other liabilities. Net payments under the swap transactions were $76,000 in first three months of 2013, and have been classified as cash flows from operating activities in the statement of cash flows.

Customer Derivatives

The Company has a notional amount of $8.0 million in an interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. At March 31, 2013 and December 31, 2012, the Company had no outstanding commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At March 31, 2013, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350):   Testing Indefinite-Lived Assets for Impairment.  This ASU reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The clarifications provided in ASU No. 2013-01 did not have a material effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in Maine, and a substantial portion of these loans have real estate as collateral;
•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations;
•	adverse changes in assets;
•	competitive pressures, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;
•	continued volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;
•	changes in information technology that require increased capital spending;
•	new laws and regulations regarding the financial services industry;
•	changes in consumer spending and savings habits;
•	changes in laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance; and
•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”), and other accounting standard setters.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and our review of goodwill and other identifiable intangible assets for impairment, valuation of other real estate owned, other-than-temporary impairment (“OTTI”) of investments, accounting for postretirement plans and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Loans and Allowance for Credit Losses. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible. A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

In determining the appropriate level of the ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology focuses on four key elements: (1) identification of loss allocations for specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance. The specific loan component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. This methodology is in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Three times annually, management conducts a thorough review of adversely risk rated commercial and commercial real estate exposures exceeding certain thresholds to re-evaluate the risk rating and identify impaired loans. This extensive review takes into account the obligor’s repayment history and financial condition, collateral value, guarantor support, local economic and industry trends, and other factors relevant to the particular loan relationship. Allocations for impaired loans are based upon discounted cash flows or collateral values and are made in accordance with GAAP.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of March 31, 2013 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Non-Generally Accepted Accounting Principles (“GAAP”) Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, and tax equivalent net interest income. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended March 31,
(In Thousands)	2013	2012
Non-interest expense, as presented	$16,500	$12,919
Less acquisition costs	161	—
Adjusted non-interest expense	16,339	12,919

Net interest income, as presented	$19,168	$18,371
Effect of tax-exempt income	210	256
Non-interest income	6,336	5,228
Net gains on sale of securities, net of OTTI	(138)	(121)
Adjusted net interest income plus non-interest income	$25,576	$23,734
Non-GAAP efficiency ratio	63.88%	54,43%
GAAP efficiency ratio	64.70%	54.74%

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

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net interest income, as presented	$19,168	$18,371
Effect of tax-exempt income	210	256
Net interest income, tax equivalent	$19,378	$18,627

Return on Average Tangible Equity. Return on tangible equity is the ratio of (i) net income (the numerator) to (ii) average shareholders’ equity less average goodwill and other intangibles. The following table reconciles return on average tangible equity to return on average equity.

	Three Months Ended March 31
(In Thousands)	2013	2012
Net income, as presented	$5,662	$6,583
Average shareholders’ equity, as presented	234,176	220,437
Less average goodwill and other intangibles	53,157	45,046
Average tangible shareholders’ equity	$181,019	$175,391
Return on average tangible equity (annualized)	12.69%	15.10%
Return on average equity (annualized)	9.81%	12.01%

EXECUTIVE OVERVIEW

Our first quarter 2013 financial results reflect the impact of the branch acquisition, which was completed in the fourth quarter of 2012, with total assets increasing by $251.7 million, or 11%, from the first quarter of 2012, reflecting the receipt of cash from the acquired deposits and subsequent deployment thereof into investment securities and loans. We reported net income of $5.7 million, or earnings per diluted share of $0.74, for the first quarter of 2013, compared to $6.6 million, or $0.86, for the same period in 2012. Earnings reflected the impact of costs associated with the newly-acquired branches and the ramping up of loan volumes in these new locations.

For the three months ended March 31, 2013:

Net income of $5.7 million for the three-month period ended March 31, 2013, decreased $921,000, or 14%, compared to the three-month period ended March 31, 2012.  Net income per diluted share decreased to $0.74, compared to $0.86 per diluted share earned during the first three months of 2012. The following were major factors contributing to the results of the first three months of 2013 compared to the same period a year ago:

•	Net interest income on a fully-taxable equivalent basis increased $751,000, or 4%, to $19.4 million due to growth in interest-earning assets of $241.3 million for the first quarter of 2013, compared to the first quarter of 2012, partially offset by a decline of 21 basis points in the net interest margin to 3.27%. The decline in margin was the result of the impact of a sustained low interest rate environment with asset cash flow being reinvested at lower yields, as well as the investment of excess deposit liquidity from the branch acquisition into the securities portfolio at an average yield of 1.77%.
•	The provision for credit losses decreased $331,000 to $674,000 due to lower charge-offs and non-performing assets.
•	Non-interest income increased $1.1 million, or 21%, primarily due to the growth in deposit-related service fees associated with the acquired deposit accounts. In addition, mortgage banking income increased $238,000, and income from fiduciary services decreased $296,000 as a direct result of the outsourcing of our employee benefits business line.
•	Non-interest expense increased $3.6 million primarily due to incremental operating expenses of $2.9 million related to the branch acquisition, including compensation costs, facilities expenses, data processing costs and other expenses associated with 35% more deposit accounts, 24% additional employees and 12 additional branches.

Financial condition at March 31, 2013 compared to December 31, 2012:

•	Total loans at March 31, 2013 were $1.6 billion, an increase of $14.3 million compared to December 31, 2012. The increase in loan balances was primarily due to growth in the home equity and commercial loan portfolios of $13.3 million and $838,000, respectively.
•	Available-for-sale securities increased $22.6 million at March 31, 2013 compared to December 31, 2012, due to the timing of security settlements as we purchased securities in anticipation of replacing our normal cash flow.
•	Deposits at March 31, 2013 increased $22.3 million to $2.0 billion. The increase in deposit balances was primarily due to growth in brokered deposits of $62.1 million, partially offset by decline in our core deposits and retail certificates of deposit of $39.8 million due to the typical seasonal outflow of deposits during the first quarter of each year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 75% of total revenues (net interest income and non-interest income), is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest income was $19.4 million on a fully-taxable equivalent basis for the three months ended March 31, 2013, compared to $18.6 million for the first three months of 2012, an increase of $751,000, or 4%. The increase in net interest income is primarily due to the growth in our average earning assets of $241.3 million, partially offset by a decline of 21 basis points in the tax equivalent net interest margin to 3.27%. The decline in margin is the result of the impact of a sustained low interest rate environment with asset cash flow being reinvested at lower yields, as well as the investment of excess deposit liquidity from the branch acquisition into the securities portfolio at an average yield of 1.77%. The yield on earning assets for the first three months of 2013 decreased 52 basis points compared to the same period in 2012. The average cost of funds for the first quarter of 2013 was 0.58%, a decrease of 32 basis points compared to the same period in 2012. Average deposit balances, excluding brokered deposits, increased $352.3 million, or 24%, compared to the first quarter of 2012 due to acquired deposits of $287.6 million and organic growth of $108.4 million.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	At or for the Three Months Ended March 31, 2013			At or for the Three Months Ended March 31, 2012
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Securities – taxable	$769,995	$4,314	2.24%	$569,579	$4,162	2.92%
Securities – nontaxable (1)	31,681	470	5.93%	39,481	561	5.68%
Trading account assets	2,237	12	2.11%	2,195	3	0.63%
Loans (1)(2) :
Residential real estate	575,154	6,576	4.57%	581,265	7,103	4.89%
Commercial real estate	503,799	6,074	4.82%	475,303	6,032	5.02%
Commercial	176,536	1,970	4.46%	169,329	2,039	4.76%
Municipal	11,579	132	4.61%	13,058	172	5.30%
Consumer	302,131	3,088	4.15%	281,557	3,149	4.50%
Total loans	1,569,199	17,840	4.56%	1,520,512	18,495	4.85%
Total interest-earning assets	2,373,112	22,636	3.82%	2,131,767	23,221	4.34%
Cash and due from banks	44,744			35,858
Other assets	166,704			154,811
Less: allowance for loan losses	(23,267)			(23,080)
Total assets	$2,561,293			$2,299,356
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$225,262	—	—	$254,176	—	—
Interest checking accounts	475,478	67	0.06%	266,744	74	0.11%
Savings accounts	230,128	32	0.06%	182,249	95	0.21%
Money market accounts	456,333	373	0.33%	354,996	541	0.61%
Certificates of deposit	415,034	987	0.96%	391,802	1,341	1.38%
Total deposits	1,802,235	1,459	0.33%	1,449,967	2,051	0.57%
Borrowings:
Brokered deposits	126,078	360	1.16%	129,831	487	1.51%
Junior subordinated debentures	43,832	621	5.75%	43,730	638	5.87%
Other borrowings	318,198	818	1.04%	420,950	1,418	1.35%
Total borrowings	488,108	1,799	1.50%	594,511	2,543	1.72%
Total funding liabilities	2,290,343	3,258	0.58%	2,044,478	4,594	0.90%
Other liabilities	36,774			34,441
Shareholders’ equity	234,176			220,437
Total liabilities and shareholders’ equity	$2,561,293			$2,299,356
Net interest income (fully-taxable equivalent)		19,378			18,627
Less: fully-taxable equivalent adjustment		(210)			(256)
Net interest income		$19,168			$18,371
Net interest rate spread (fully-taxable equivalent)			3.24%			3.44%
Net interest margin (fully-taxable equivalent)			3.27%			3.48%

(1)	Reported on tax-equivalent basis calculated using a rate of 35%.
(2)	Loans held for sale and non-accrual loans are included in total average loans.

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the three months ended March 31, 2013, totaled $674,000, compared with $1.0 million for the same period of 2012. Please see the caption “Financial Condition—Asset Quality” below for additional discussion regarding the allowance for loan losses.

Non-Interest Income

Non-interest income represents 25% of total revenues (net interest income and non-interest income) for the three months ended March 31, 2013. Non-interest income of $6.3 million for the three month period ended March 31, 2013 increased by $1.1 million, or 21%, compared to $5.2 million for the three month period ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
Service charges on deposit accounts	$1,684	$1,156
Other service charges and fees	1,429	845
Income from fiduciary services	1,143	1,439
Mortgage banking income	574	336
Brokerage and insurance commissions	412	339
Bank-owned life insurance	338	339
Net gain on sale of securities	138	121
Other income	618	653
Total non-interest income	$6,336	$5,228

The significant changes in non-interest income for the three months ended March 31, 2013 compared to 2012 include:

•	Increase in deposit-related service fees and other service charges and fees of $1.1 million associated with the acquired deposit accounts;

•	Increase in mortgage banking income of $238,000, or 71%, primarily due to cash gains and mortgage servicing valuation associated with increased loan sales; and

•	Decrease in income from fiduciary services of $296,000, or 21%, as direct result of the outsourcing of our employee benefits business line.

Non-Interest Expenses

Non-interest expenses increased $3.6 million, or 28%, for the three months ended March 31, 2013 compared to the same period in 2012. The following table presents the components of non-interest expense:

	Three Months Ended March 31,
	2013	2012
Salaries and employee benefits	$8,361	$6,908
Furniture, equipment and data processing	1,604	1,223
Net occupancy	1,552	1,111
Other real estate owned and collections costs	888	626
Consulting and professional fees	547	490
Regulatory assessments	499	435
Amortization of identifiable intangible assets	288	144
Acquisition costs	161	—
Other expenses	2,600	1,982
Total non-interest expenses	$16,500	$12,919

The significant changes in non-interest expense for the three months ended March 31, 2013, compared to 2012 include:

•	Increase in salaries and employee benefits of $1.5 million, or 21%, due to an increase in the average full-time equivalent number of employees of 99, or 24%, primarily due to new positions associated with the branch acquisition;

•	Increase in net occupancy of $441,000, or 40%, primarily due to the increased costs associated with supporting additional branch facilities and a colder winter resulting in higher heating and snow removal costs; and

•	Increase in furniture, equipment and data processing of $381,000, or 31%, which reflects the incremental cost to supporting 35% more deposit accounts and additional branches and upgrading the ATM network to meet regulatory requirements, as well as providing advanced deposit features for our customers.

FINANCIAL CONDITION

Overview

Total assets at March 31, 2013 were $2.6 billion, an increase of $26.1 million from December 31, 2012. The increase was primarily due to growth in the investment securities and loan portfolios of $21.3 million and $14.3 million, respectively. Total liabilities increased $24.3 million since year-end with increases in total deposits of $22.3 million and a net increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings of $6.0 million. Total shareholders’ equity increased $1.8 million since year-end, which was a result of current year earnings, partially offset by dividends declared to shareholders and other comprehensive loss.

During the first three months of 2013, average assets increased $261.9 million, or 11%, compared to the same period in 2012.  The growth in total assets was fueled by our average investment and loan balances, which increased $192.7 million and $48.7 million, respectively. The increase in the investment portfolio, which accounted for 74% of the average assets growth, was due to the purchase of securities with the cash from the branch acquisition. Within our loan portfolio, the commercial real estate and consumer portfolios experienced the largest growth with increased average balances of $28.5 million and $20.6 million, respectively, followed by the commercial loan portfolio, which grew $7.2 million. Average residential real estate loan balances declined $6.1 million through the sale of $9.4 million in 30-year fixed-rate production during the first quarter of 2013 to manage our interest rate risk profile. Average funding liabilities increased $245.9 million through the increase in total average deposits of $352.3 million, due to the acquired deposits of $287.6 million and organic growth of $108.4 million, partially offset by a reduction in total average borrowings of $106.4 million.

Investment Securities

We purchase and hold investment securities such as U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At March 31, 2013, our total holdings in investment securities were $823.3 million, an increase of $21.3 million, or 3%, from December 31, 2012.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income in the consolidated statement of changes in shareholders’ equity. At March 31, 2013, we had $10.1 million of unrealized gains on AFS securities, net of deferred taxes, compared to $12.9 million of unrealized gains, net of deferred taxes, at December 31, 2012.

Within our AFS portfolio, we held senior tranches of non-agency collateralized mortgage obligations (“non-agency”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At March 31, 2013, six of our non-agencies were non-investment grade and had a total fair value of $7.2 million and $637,000 in unrealized losses. We believe that the decline in the fair values is temporary and does not reflect deterioration in the credit. The Company has the intent and ability to hold these securities until recovery and will continue to evaluate the unrealized losses within our portfolio each quarter to determine if the impairment is other than temporary.

Each month we determine if a security has OTTI by evaluating the present value of projected credit losses that result from a discounted cash flow analysis. The analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests, which are performed monthly on higher risk investments (non-investment grade and/or coverage ratio of less than 1.00), use current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from the Bloomberg and FTN Financial models, which enables management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. We review the significant inputs of the discounted cash flow analysis to ensure reasonableness and a prudent measure; we compare the Bloomberg assumptions to the assumptions used by FTN Financial, which is a division of First Tennessee Bank. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When deemed appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows.

Based on the results of this analysis, the Company did not record any OTTI write-down during the first quarter of 2013.

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of March 31, 2013, our investment in FHLBB stock totaled $18.8 million. No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. During the first quarter of 2013, the FHLBB repurchased $1.3 million of FHLBB stock from the Company.

Loans

We provide loans primarily to customers located within our geographic market area. At March 31, 2013, total loans of $1.6 billion (excluding loans held-for-sale) increased $14.3 million from December 31, 2012. Loan growth centered on our home equity loan portfolio, which increased $13.3 million, as a result of a ten-year fixed rate home equity promotion and a car loan campaign. The commercial and consumer portfolios increased $838,000 and $626,000, respectively, while commercial real estate declined $239,000. Residential real estate balances, which decreased $206,000 from year end, were reduced through the sale of $9.4 million in 30-year fixed-rate production to manage our interest rate risk profile.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2013	2012
Non-accrual loans
Residential real estate	$10,311	$10,584
Commercial real estate	5,782	6,719
Commercial	3,134	3,409
Consumer and home equity loans	2,341	1,771
Total non-accrual loans	21,568	22,483
Accruing loans past due 90 days	49	611
Accruing renegotiated loans not included above	5,491	4,674
Total non-performing loans	27,108	27,768
Other real estate owned	1,913	1,313
Total non-performing assets	$29,021	$29,081
Non-performing loans to total loans	1.72%	1.78%
Allowance for credit losses to non-performing loans	86.34%	83.15%
Non-performing assets to total assets	1.12%	1.13%
Allowance for credit losses to non-performing assets	80.65%	79.40%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2013, potential problem loans amounted to approximately $2.5 million, or 0.16% of total loans, compared to $2.2 million, or 0.14% of total loans, at December 31, 2012.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31,	December 31,
(Dollars in Thousands)	2013	2012
Loans 30-89 days past due:
Residential real estate	$1,165	$1,658
Commercial real estate	3,375	2,618
Commercial	731	1,043
Consumer and home equity loans	962	2,721
Total loans 30-89 days past due	$6,233	$8,040
Loans 30-89 days past due to total loans	0.39%	0.51%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first three months of 2013, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Allowance at the beginning of the period	$23,044	$23,011
Provision for loan losses	684	991
Charge-offs:
Residential real estate loans	145	308
Commercial real estate	80	179
Commercial loans	277	191
Consumer and home equity loans	85	411
Total loan charge-offs	587	1,089

Recoveries:
Residential real estate loans	3	5
Commercial real estate loans	75	21
Commercial loans	129	64
Consumer and home equity loans	21	7
Total loan recoveries	228	97
Net charge-offs	(359)	(992)
Allowance at the end of the period	$23,369	$23,010

Components of allowance for credit losses:
Allowance for loan losses	$23,369	$23,010
Liability for unfunded credit commitments	35	34
Balance of allowance for credit losses at end of the period	$23,404	$23,044
Average loans outstanding	$1,569,199	$1,520,512

Net charge-offs (annualized) to average loans outstanding	0.09%	0.26%
Provision for credit losses (annualized) to average loans outstanding	0.17%	0.26%
Allowance for credit losses to total loans	1.48%	1.51%
Allowance for credit losses to net charge-offs (annualized)	1,628.34%	580.75%
Allowance for credit losses to non-performing loans	86.34%	84.36%
Allowance for credit losses to non-performing assets	80.65%	78.88%

The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. During the first three months of 2013, the Company provided $684,000 of expense to the ALL compared to $991,000 for the same period in 2012. The decrease in the provision for loan losses was primarily due to lower net charge-offs. Annualized net charge-offs to average loans decreased to 0.09% at March 31, 2013 compared to 0.24% at December 31, 2012, and were lower than the March 31, 2012 level of 0.26%. Overall, economic conditions in Maine experienced minimal change during the first quarter of 2013, with the unemployment rate and real estate values essentially flat. Weaknesses in the real estate markets persist, particularly in the residential real estate market, where consumers face employment uncertainty and income pressures related to food and energy prices. Economic forecasts for Maine continue to push the state’s recovery out past 2015, lagging the national recovery by one to two years. However, recently we have experienced improved foreclosure and delinquency rates. We believe the ALL of $23.4 million, or 1.48% of total loans outstanding and 86.34% of total non-performing loans at March 31, 2013, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions continue to deteriorate, however, the provision will likely be increased. The ALL was 1.51% of total loans outstanding and 84.36% of total non-performing loans at March 31, 2012, and 1.48% of total loans outstanding and 83.15% of total non-performing loans at December 31, 2012.

Liabilities and Shareholders’ Equity

Total liabilities increased $24.3 million since December 31, 2012 to $2.4 billion at March 31, 2013.  Total deposits, including brokered deposits, increased $22.3 million since December 31, 2012, primarily due to brokered deposits, which increased $62.1 million. Core deposits (demand deposit, interest checking, savings and money market accounts) declined $31.3 million since December 31, 2012, primarily due to our typical seasonal outflow of deposits during the first quarter of each year. Retail certificates of deposit decreased $8.5 million since December 31, 2012. Borrowings increased $6.1 million since December 31, 2012, which was comprised of a $44.9 million increase in short-term advances from the FHLB, partially offset by a decrease in other borrowings of $38.8 million, related to a reduction in overnight funding and repurchase agreements.

Total shareholders’ equity increased $1.8 million, or 1%, since December 31, 2012, which was primarily a result of current year earnings of $5.7 million, partially offset by other comprehensive loss of $2.0 million and dividends declared to shareholders of $2.1 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	March 31,	December 31,
	2013	2012
Return on average equity	9.81%	10.31%
Average equity to average assets	9.14%	9.48%
Dividend payout ratio	33.75%	32.73%
Dividends declared per share	$0.27	$1.00
Book value per share	$30.85	$30.67

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2013 and 2012, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2013, average deposits (excluding brokered deposits) of $1.8 billion increased $352.3 million, compared to the same period in 2012, primarily due to the branch acquisition in the fourth quarter of 2012. We experienced growth in all of our deposit products, with increases in the average balances of demand deposits and interest checking accounts of $179.8 million, money market accounts of $101.3 million, savings of $47.9 million, and retail certificate of deposit of $23.2 million. During the second quarter of 2012, the Company redesigned its deposit products with the objective of providing features that best meet the needs of the majority of our customers. As a result, a number of transaction accounts merged and $90.0 million in demand deposits was reassigned to interest checking. This reassignment impacted averages in these two deposit categories in 2012 (non-interest bearing demand deposits and interest checking accounts) by approximately $45.0 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A. (“Acadia Trust”), which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $108.4 million at March 31, 2013, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $488.1 million for the first three months of 2013, a decrease of $106.4 million, or 18%, from the same period in 2012, primarily due to reduction in FHLBB borrowings of $51.2 million and commercial repurchase agreements of $30.5 million as a result of using proceeds from the branch acquisition to reduce borrowings. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $677.0 million and $700.3 million at March 31, 2013 and 2012, respectively. The carrying value of securities pledged as collateral at the FHLBB was $4.3 million and $7.9 million at March 31, 2013 and 2012, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at March 31, 2013 and 2012. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2013. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2013. We had no outstanding balance on these lines of credit at March 31, 2013.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios and those of the Bank, exceeded regulatory guidelines at March 31, 2013, December 31, 2012 and March 31, 2012. The following table presents our regulatory capital ratios at the periods indicated:

	March 31,	December 31,	March 31,
	2013	2012	2012
Tier 1 capital to risk-weighted assets	14.34%	14.31%	14.90%
Total capital to risk-weighted assets	15.60%	15.56%	16.16%
Tier 1 leverage capital ratio	8.95%	8.94%	9.70%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2013, $43.0 million of the trust preferred securities were included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $235.6 million, $233.8 million and $223.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, which amounted to 9.1%, 9.1% and 9.6% of total assets for the respective periods. Total shareholders’ equity increased $11.9 million, or 5%, from March 31, 2012 and $1.8 million, or 1%, from December 31, 2012, which was a result of earnings partially offset by dividends declared to shareholders and other comprehensive loss.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $1.9 million for both the three-month period ended March 31, 2013 and 2012. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $3.0 million and $3.3 million for the first three months of 2013 and 2012, respectively. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program ("Repurchase Program"). The Repurchase Program will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock during the term of the Repurchase Program. No shares have been repurchased yet under the Repurchase Program, which expires on October 1, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2013, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$1,647	1,647	$—	$—	$—
Commercial Commitment Letters	19,290	19,290	—	—	—
Residential Loan Origination	13,286	13,286	—	—	—
Home Equity Line of Credit Commitments	307,148	86,298	11,535	17,179	192,136
Other Commitments to Extend Credit	19,559	19,559	—	—	—
Total	$360,930	$140,080	$11,535	$17,179	$192,136

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2013, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,839	$1,179	$1,845	$1,369	$1,446
Capital Leases	1,086	58	123	132	773	(1)
FHLBB Borrowings – Overnight	49,300	49,300	—	—	—
FHLBB Borrowings – Advances	101,282	45,118	11,164	45,000	—
Commercial Repurchase Agreements	30,176	—	—	30,176	—
Other Borrowed Funds	140,448	140,448	—	—	—
Junior Subordinated Debentures	43,845	—	—	—	43,845
Note Payable	82	63	19	—	—
Other Contractual Obligations	1,301	1,301	—	—	—
Total	$373,359	$237,467	$13,151	$76,677	$46,064

(1)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $21,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2013, the Company had the following interest rate swaps related to the junior subordinated debentures:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At March 31, 2013, the Company had a notional amount of $8.0 million in interest rate swap agreements with commercial customers and equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Bank’s board of directors, and are reviewed and approved annually. The Bank’s board of directors’ Asset/Liability Committee (“Board ALCO”) delegates responsibility for carrying out the asset/liability management policies to the Management Asset/Liability Committee (“Management ALCO”). In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends. Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income (“NII”), the primary component of our earnings. Board and Management ALCOs utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While Board and Management ALCOs routinely monitor simulated NII sensitivity over a rolling two-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to Board ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point (“bp”) upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (Year 1) and a “rate shock” (Year 2 and beyond) have on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at .01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first three months of 2013 and 2012, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 - Base	March 31, 2013	March 31, 2012
Year 1
+400 bp	(3.00)%	(3.00)%
+200 bp	(3.03)%	(3.00)%
-100 bp	(0.78)%	(0.40)%
Year 2
+400 bp	(8.36)%	(6.90)%
+200 bp	(5.23)%	(5.00)%
-100 bp	(8.36)%	(8.50)%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2013 was the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets’ cash flows at today’s lower rate levels at a faster pace than the decline in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current rates scenario. However, the acceleration of asset cash flow would quickly outpace limited reductions in funding costs and drive a sustained downward trend in net interest income. In a rising interest rate environment (up 200 bps), net interest income trends below the current rates scenario as cost increase on the larger short term funding base mitigate any improvement in asset yields. As market rates and funding cost increases stabilize, asset cash flows continue to reset higher, driving a sustained upward trend in net interest income. If rates were to increase more aggressively and/or the yield curve were to flatten, near-term net interest income exposure is projected to increase and prolong the recovery period as incremental increases to funding costs outpace the asset cash flow resetting higher. Pressure on net interest income as rates rise is accentuated as a result of the extension of the asset base supported by a shortened funding source.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s board of directors has approved hedging policy statements governing the use of these instruments. As March 31, 2013, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $8.0 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCOs monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of and for the quarter ended March 31 2013, regarding shares of common stock of the Corporation that were repurchased.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
Purchases of Equity Securities (1) (2)
1/1/2013 to 1/31/2013	—	$—	—	500,000
2/1/2013 to 2/28/2013	—	—	—	500,000
3/1/2013 to 3/31/2013	—	—	—	500,000
Total Purchases of Equity Securities	—	$—	—	500,000

(1)	Pursuant to the Company’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options or to satisfy the minimum tax withholdings obligation in conjunction with recipient’s vesting of stock-based compensation. During the first quarter of 2013, 4,587 shares were delivered back to the Company.
(2)	On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program, which will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock during its term. No shares have been repurchased yet under the Repurchase Program, which expires on October 1, 2013.
(3)	The Company’s share-based compensation plans do not restrict the number of shares that may be purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

(10.23) Amended and Restated Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 26, 2013)**+

(23.1) Consent of Berry Dunn McNeil & Parker, LLC relating to the consolidated financial statements of Camden National Corporation*

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Condition March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements Three Months Ended March 31, 2013 and 2012.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 3, 2013
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	May 3, 2013
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

(10.23)	Amended and Restated Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Commission on March 26, 2013)**+

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101)	XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Condition March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements Three Months Ended March 31, 2013 and 2012.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or compensatory plan or arrangement

