Form 10-Q
period 2013-06-30
CAMDEN NATIONAL CORP
filed 2013-08-02
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Outstanding at August 1, 2013:  Common stock (no par value) 7,640,712 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation (the “Company”) and Subsidiaries as of June 30, 2013, and for the three and six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine
August 2, 2013

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2013	December 31, 2012
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$44,896	$58,290
Securities
Securities available-for-sale, at fair value	789,369	781,050
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	19,724	21,034
Total securities	809,093	802,084
Trading account assets	2,281	2,300
Loans held for sale	2,826	—
Loans	1,602,559	1,563,866
Less allowance for loan losses	(23,321)	(23,044)
Net loans	1,579,238	1,540,822
Goodwill and other intangible assets	52,725	53,299
Bank-owned life insurance	45,705	45,053
Premises and equipment, net	26,890	28,059
Deferred tax asset	13,962	7,663
Interest receivable	6,506	6,215
Other real estate owned	2,155	1,313
Other assets	15,501	19,659
Total assets	$2,601,778	$2,564,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$232,535	$240,749
Interest checking, savings and money market	1,160,933	1,169,148
Retail certificates of deposit	393,158	418,442
Brokered deposits	107,461	101,130
Total deposits	1,894,087	1,929,469
Federal Home Loan Bank advances	186,147	56,404
Other borrowed funds	218,318	259,940
Junior subordinated debentures	43,870	43,819
Accrued interest and other liabilities	29,736	41,310
Total liabilities	2,372,158	2,330,942
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,640,712 and 7,622,750 shares on June 30, 2013 and December 31, 2012, respectively	49,909	49,667
Retained earnings	189,007	181,151
Accumulated other comprehensive income (loss)
Net unrealized (losses) gains on securities available-for-sale, net of tax	(2,590)	12,943
Net unrealized losses on derivative instruments, at fair value, net of tax	(4,059)	(7,205)
Net unrecognized losses on postretirement plans, net of tax	(2,647)	(2,741)
Total accumulated other comprehensive income (loss)	(9,296)	2,997
Total shareholders’ equity	229,620	233,815
Total liabilities and shareholders’ equity	$2,601,778	$2,564,757

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and Per Share Data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$18,059	$18,268	$35,854	$36,703
Interest on U.S. government and sponsored enterprise obligations	4,074	4,118	8,350	8,234
Interest on state and political subdivision obligations	292	355	597	720
Interest on federal funds sold and other investments	56	56	106	105
Total interest income	22,481	22,797	44,907	45,762
Interest Expense
Interest on deposits	1,828	2,390	3,647	4,928
Interest on borrowings	767	1,409	1,585	2,827
Interest on junior subordinated debentures	636	632	1,257	1,270
Total interest expense	3,231	4,431	6,489	9,025
Net interest income	19,250	18,366	38,418	36,737
Provision for credit losses	695	835	1,369	1,840
Net interest income after provision for credit losses	18,555	17,531	37,049	34,897
Non-Interest Income
Service charges on deposit accounts	1,755	1,315	3,439	2,471
Other service charges and fees	1,513	956	2,942	1,801
Income from fiduciary services	1,275	1,289	2,418	2,728
Mortgage banking income, net	584	132	1,158	468
Brokerage and insurance commissions	409	410	821	749
Bank-owned life insurance	314	342	652	681
Net gain on sale of securities and other-than-temporary impairment of securities	—	751	138	872
Other income	526	559	1,144	1,212
Total non-interest income	6,376	5,754	12,712	10,982
Non-Interest Expenses
Salaries and employee benefits	7,961	6,972	16,322	13,880
Furniture, equipment and data processing	1,931	1,295	3,535	2,518
Net occupancy	1,407	1,020	2,959	2,131
Other real estate owned and collection costs (recoveries), net	(22)	497	866	1,123
Consulting and professional fees	585	608	1,132	1,098
Regulatory assessments	500	432	999	867
Amortization of intangible assets	287	145	574	289
Branch acquisition/divestiture costs	71	—	232	—
Other expenses	2,928	3,010	5,529	4,992
Total non-interest expenses	15,648	13,979	32,148	26,898
Income before income taxes	9,283	9,306	17,613	18,981
Income Taxes	2,952	2,894	5,620	5,986
Net Income	$6,331	$6,412	$11,993	$12,995
Per Share Data
Basic earnings per share	$0.83	$0.84	$1.57	$1.69
Diluted earnings per share	$0.82	$0.83	$1.56	$1.69
Weighted average number of common shares outstanding	7,637,433	7,675,819	7,632,586	7,673,927
Diluted weighted average number of common shares outstanding	7,652,199	7,687,620	7,646,742	7,686,747
 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net income	$6,331	$6,412	$11,993	$12,995
Other comprehensive income (loss), net of related tax effects:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains on securities available-for-sale arising during period, net of related tax effects of $6,808, ($1,475), $8,315 and ($819), respectively	(12,644)	2,740	(15,443)	1,521
Less: reclassification adjustment for gains included in net income, net of related tax effects of $0, $263, $48 and $305, respectively	—	(488)	(90)	(567)
Net unrealized gains (losses) on securities available-for-sale	(12,644)	2,252	(15,533)	954
Unrealized gain (loss) on cash flow hedging derivatives, net of related tax effects of ($1,236), $1,227, ($1,694) and $406, respectively	2,296	(2,279)	3,146	(754)
Postretirement plans:
Net actuarial gain arising during period, net of related tax effects of ($21), ($13), ($42) and ($26), respectively	40	24	79	48
Plus: amortization of prior service cost included in net periodic cost, net of related tax effects of ($4), ($2) ($8) and ($3)(1), respectively	7	3	15	6
Other comprehensive income (loss)	(10,301)	—	(12,293)	254
Comprehensive income (loss)	$(3,970)	$6,412	$(300)	$13,249

(1) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	12,995	—	12,995
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	954	954
Change in fair value of cash flow hedges	—	—	—	(754)	(754)
Change in net unrecognized losses on postretirement plans	—	—	—	54	54
Total comprehensive income	—	—	12,995	254	13,249
Stock-based compensation expense	—	172	—	—	172
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	19,614	(240)	—	—	(240)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($0.50 per share)	—	—	(3,872)	—	(3,872)
Balance at June 30, 2012	7,619,009	$49,273	$174,500	$2,315	$226,088

Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	11,993	—	11,993
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	(15,533)	(15,533)
Change in fair value of cash flow hedges	—	—	—	3,146	3,146
Change in net unrecognized losses on postretirement plans	—	—	—	94	94
Total comprehensive loss	—	—	11,993	(12,293)	(300)
Stock-based compensation expense	—	159	—	—	159
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	17,962	83	—	—	83
Cash dividends declared ($0.54 per share)	—	—	(4,137)	—	(4,137)
Balance at June 30, 2013	7,640,712	$49,909	$189,007	$(9,296)	$229,620

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In Thousands)	2013	2012
Operating Activities
Net income	$11,993	$12,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,369	1,840
Depreciation and amortization	2,799	2,139
Stock-based compensation expense	159	172
Increase in interest receivable	(291)	(99)
Amortization of intangible assets	574	289
Net decrease in trading assets	19	60
Net investment securities gains and other-than-temporary impairment of securities	(138)	(872)
Increase in other real estate owned valuation allowance and loss on disposition	31	247
Originations of mortgage loans held for sale	(21,510)	(12,775)
Proceeds from the sale of mortgage loans	19,336	19,104
Gain on sale of mortgage loans	(652)	(268)
Decrease in prepaid FDIC assessment	3,606	575
(Increase) decrease in other assets	(376)	1,034
(Decrease) increase in other liabilities	(3,456)	1,099
Net cash provided by operating activities	13,463	25,540
Investing Activities
Proceeds from sales and maturities of securities available-for-sale	75,669	110,644
Purchase of securities available-for-sale	(108,954)	(196,419)
Net increase in loans	(40,340)	(25,585)
Proceeds from sale of Federal Home Loan Bank stock	1,310	928
Proceeds from the sale of other real estate owned	103	627
Proceeds from previously charge-off loans	325	384
Cash settlement in branch acquisition	(3,278)	—
Purchase of premises and equipment	(586)	(968)
Net cash used by investing activities	(75,751)	(110,389)
Financing Activities
Net (decrease) increase in deposits	(35,382)	10,496
Repayments on Federal Home Loan Bank long-term advances	(257)	(243)
Net change in short-term Federal Home Loan Bank borrowings	148,100	125,000
Net decrease in other borrowed funds	(59,672)	(43,068)
Common stock repurchase	—	(2,097)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	83	(240)
Cash dividends paid on common stock	(3,978)	(3,846)
Net cash provided by financing activities	48,894	86,002
Net (decrease) increase in cash and cash equivalents	(13,394)	1,153
Cash and cash equivalents at beginning of year	58,290	39,325
Cash and cash equivalents at end of period	$44,896	$40,478
Supplemental information
Interest paid	$6,765	$9,190
Income taxes paid	5,400	3,322
Transfer from loans to other real estate owned	976	889

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2013 and December 31, 2012, the consolidated statements of income for the three and six months ended June 30, 2013 and 2012, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six months ended ended June 30, 2013 and 2012. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three and six months period ended June 30, 2013 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2012, Form 10-K.

NOTE 2 – EARNINGS PER SHARE

The following is an analysis of basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,331	$6,412	$11,993	$12,995
Dividends and undistributed earnings allocated to participating securities (1)	(20)	(18)	(30)	(30)
Net income available to common shareholders	$6,311	$6,394	$11,963	$12,965

Weighted-average common shares outstanding for basic EPS	7,637,433	7,675,819	7,632,586	7,673,927
Dilutive effect of stock-based awards (2)	14,766	11,801	14,156	12,820
Weighted-average common and potential common shares for diluted EPS	7,652,199	7,687,620	7,646,742	7,686,747
Earnings per common share:
Basic EPS	$0.83	$0.84	$1.57	$1.69
Diluted EPS	$0.82	$0.83	$1.56	$1.69

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

For both the three and six month periods ended June 30, 2013, options to purchase 48,000 shares of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods. For the three month and six month periods ended June 30, 2012, options to purchase 75,000 and 50,000 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of June 30, 2013 and December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
Obligations of states and political subdivisions	$29,079	$1,410	$—	$30,489
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	347,342	6,837	(5,401)	348,778
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	408,826	1,271	(7,840)	402,257
Private issue collateralized mortgage obligations	8,106	12	(273)	7,845
Total securities available-for-sale	$793,353	$9,530	$(13,514)	$789,369
December 31, 2012
Obligations of states and political subdivisions	$31,112	$1,928	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	345,528	12,699	(79)	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	375,627	6,181	(120)	381,688
Private issue collateralized mortgage obligations	8,871	—	(697)	8,174
Total securities available-for-sale	$761,138	$20,808	$(896)	$781,050

Net unrealized gains (losses) on securities AFS at June 30, 2013 and December 31, 2012 and included in accumulated other comprehensive income (loss) amounted to $(2.6) million and $12.9 million, net of deferred taxes of $(1.4) million and $7.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2013 and December 31, 2012, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Mortgage-backed securities	$171,566	$(5,401)	$—	$—	$171,566	$(5,401)
Collateralized mortgage obligations	298,708	(7,840)	—	—	298,708	(7,840)
Private issue collateralized mortgage obligations	139	(5)	5,985	(268)	6,124	(273)
Total	$470,413	$(13,246)	$5,985	$(268)	$476,398	$(13,514)
December 31, 2012
Mortgage-backed securities	$42,782	$(79)	$—	$—	$42,782	$(79)
Collateralized mortgage obligations	73,098	(120)	—	—	73,098	(120)
Private issue collateralized mortgage obligations	—	—	8,174	(697)	8,174	(697)
Total	$115,880	$(199)	$8,174	$(697)	$124,054	$(896)

At June 30, 2013, the Company held $476.4 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were non-agency private issue collateralized mortgage obligations (“non-agency”). At June 30, 2013, the Company held $7.8 million in non-agencies of which $6.0 million had unrealized losses for twelve months or longer. Management believes the unrealized losses for the non-agencies are the result of current market conditions and the underestimation of their value in the market. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed monthly on the non-agencies, which are higher risk bonds, within the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first six months of 2013 indicated potential future credit losses that were lower than previously recorded OTTI and as such no additional OTTI was recorded during the second quarter of 2013.

Security Gains and Losses and Other-Than-Temporary Impairment of Securities
The following tables details the Company’s sales of investment securities, the gross realized gains and losses, and impairment of securities:

	Three Months Ended June 30,		Six Months Ended June 30,
Available-for-sale	2013	2012	2013	2012
Proceeds from sales of securities	$—	$18,324	$4,875	$31,364
Gross realized gains	—	951	138	1,104
Gross realized (losses)	—	(200)	—	(203)
Other-than-temporary impairment of securities	—	—	—	(29)

During the first six months of 2013, the Company sold certain investment securities with a total carrying value of $4.9 million in order to manage its liquidity and interest rate risk. The securities that were sold were primarily selected based on an assessment of their prepayment speed and did not have any recorded OTTI.

Securities Pledged
At June 30, 2013 and December 31, 2012, securities with an amortized cost of $440.1 million and $465.0 million and a fair value of $443.1 million and $482.4 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”)

advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$1,881	$1,924
Due after one year through five years	25,541	26,278
Due after five years through ten years	129,625	130,554
Due after ten years	636,306	630,613
	$793,353	$789,369

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Residential real estate loans	$570,011	$572,768
Commercial real estate loans	522,987	506,231
Commercial loans	190,068	190,454
Home equity loans	301,868	278,375
Consumer loans	18,115	16,633
Deferred loan fees net of costs	(490)	(595)
Total loans	$1,602,559	$1,563,866

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first six months of 2013 and 2012, the Company sold $19.8 million and $18.8 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $652,000 and $268,000, respectively.

In connection with a branch acquisition in 2012, the Company acquired $6.0 million in performing commercial loans. The loans were recorded at fair value, which was determined by estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. As a result of this analysis, the Company recorded a fair value mark of $317,000, which will amortize over the estimated lives of the loans. Additionally, the acquired loans did not have any related allowance for loan losses (“ALL”) as they were recorded at fair value; however, an ALL will be established should the credit quality of these loans deteriorate subsequent to the acquisition. Based on the immateriality of the acquired loans and fair value mark, additional disclosures related to the acquired loans are not required.

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

The following table presents activity in the ALL for the three months ended June 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
Loans charged off	(202)	(91)	(167)	(309)	(76)	—	(845)
Recoveries	2	17	69	—	9	—	97
Provision (reduction)	(837)	62	(314)	379	66	1,344	700
Ending balance	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321

The following table presents activity in the ALL for the six months ended June 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(347)	(171)	(444)	(337)	(133)	—	(1,432)
Recoveries	5	92	198	2	28	—	325
Provision (reduction)	(422)	(880)	101	1,243	142	1,200	1,384
Ending balance	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321
ALL balance attributable to loans:
Individually evaluated for impairment	$1,487	$296	$386	$442	$71	$—	$2,682
Collectively evaluated for impairment	4,745	3,294	5,402	2,986	150	4,062	20,639
Total ending ALL	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321
Loans:
Individually evaluated for impairment	$12,099	$8,479	$3,612	$1,526	$421	$—	$26,137
Collectively evaluated for impairment	557,422	514,508	186,456	300,342	17,694	—	1,576,422
Total ending loans balance	$569,521	$522,987	$190,068	$301,868	$18,115	$—	$1,602,559

The following table presents activity in the ALL for the three months ended June 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,103	$5,713	$5,193	$2,474	$523	$3,004	$23,010
Loans charged off	(138)	(30)	(225)	(464)	(4)	—	(861)
Recoveries	63	145	56	20	3	—	287
Provision (reduction)	324	(991)	1,344	289	(358)	218	826
Ending balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262

The following table presents activity in the ALL for the six months ended June 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(446)	(209)	(416)	(851)	(28)	—	(1,950)
Recoveries	68	166	120	20	10	—	384
Provision (reduction)	332	(822)	1,818	446	(238)	281	1,817
Ending balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262
ALL balance attributable to loans:
Individually evaluated for impairment	$1,903	$707	$933	$203	$39	$—	$3,785
Collectively evaluated for impairment	4,449	4,130	5,435	2,116	125	3,222	19,477
Total ending ALL	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262
Loans:
Individually evaluated for impairment	$13,458	$7,362	$4,751	$1,651	$263	$—	$27,485
Collectively evaluated for impairment	556,365	489,049	177,677	270,658	15,230	—	1,508,979
Total ending loans balance	$569,823	$496,411	$182,428	$272,309	$15,493	$—	$1,536,464

The following table presents the activity in the ALL for the year ended December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,197)	(593)	(1,393)	(1,234)	(85)	—	(4,502)
Recoveries	73	222	406	23	20	—	744
Provision (reduction)	1,722	(782)	2,074	1,027	(171)	(79)	3,791
Ending balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
ALL balance attributable to loans:
Individually evaluated for impairment	$2,255	$265	$286	$261	$39	$—	$3,106
Collectively evaluated for impairment	4,741	4,284	5,647	2,259	145	2,862	19,938
Total ending ALL	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans:
Individually evaluated for impairment	$13,805	$7,968	$3,610	$1,515	$259	$—	$27,157
Collectively evaluated for impairment	558,368	498,263	186,844	276,860	16,374	—	1,536,709
Total ending loans balance	$572,173	$506,231	$190,454	$278,375	$16,633	$—	$1,563,866

The ALL for the Company’s portfolio segments is determined based on loan balances and the historical performance factor of each portfolio segment. The significant changes in the ALL for the first six months ended June 30, 2013, compared to the year ended December 31, 2012, were within the home equity and commercial real estate portfolio segments. The increase in the allocation of ALL for home equity was primarily due to the 8.4% increase in loan balances and its historical performance, while the decrease in commercial real estate allocation was due to the improvement in that segment's performance factor.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Credit Risk Policy Committee. As of June 30, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels). At June 30, 2013, exposure to these two industries as a percentage of total commercial real estate loans, was 29% and 23%, respectively.

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, commercial real estate and residential real estate loans are represented by Grades 1through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

•
Grade 1 through 6 — Grades 1through 6 represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risks, which is measured using a variety of credit risk criteria, such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
June 30, 2013
Pass (Grades 1-6)	$553,040	$465,947	$169,208	$—	$—
Performing	—	—	—	300,343	17,695
Special Mention (Grade 7)	2,771	13,400	7,919	—	—
Substandard (Grade 8)	13,710	43,640	12,941	—	—
Non-performing	—	—	—	1,525	420
Total	$569,521	$522,987	$190,068	$301,868	$18,115
December 31, 2012
Pass (Grades 1-6)	$555,444	$440,610	$165,460	$—	$—
Performing	—	—	—	276,742	16,376
Special Mention (Grade 7)	1,291	17,069	7,449	—	—
Substandard (Grade 8)	15,438	48,552	17,545	—	—
Non-performing	—	—	—	1,633	257
Total	$572,173	$506,231	$190,454	$278,375	$16,633

The Company closely monitors the performance of its loan portfolio. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans may be charged off in part or in full if they appear uncollectible. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event, such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, generally all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2013
Residential real estate	$1,466	$671	$6,857	$8,994	$560,527	$569,521	$—	$8,624
Commercial real estate	1,916	337	4,853	7,106	515,881	522,987	—	6,634
Commercial	383	87	2,637	3,107	186,961	190,068	—	3,233
Home equity	527	57	1,113	1,697	300,171	301,868	—	1,525
Consumer	181	41	394	616	17,499	18,115	—	420
Total	$4,473	$1,193	$15,854	$21,520	$1,581,039	$1,602,559	$—	$20,436
December 31, 2012
Residential real estate	$1,459	$850	$8,410	$10,719	$561,454	$572,173	$193	$10,584
Commercial real estate	896	2,227	5,380	8,503	497,728	506,231	138	6,719
Commercial	1,079	68	2,969	4,116	186,338	190,454	160	3,409
Home equity	2,230	355	1,105	3,690	274,685	278,375	118	1,514
Consumer	342	199	259	800	15,833	16,633	2	257
Total	$6,006	$3,699	$18,123	$27,828	$1,536,038	$1,563,866	$611	$22,483

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

At June 30, 2013 and December 31, 2012, the allowance related to TDRs was $552,000 and $494,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At June 30, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

During the first six months of 2013, the Company modified seven loans as TDRs, which had current balances of $872,000 at June 30, 2013. During the first six months of 2012, the Company did not modify any loans as TDRs. The modification of these loans as TDRs did not have a material financial effect on the Company. Loans restructured due to credit difficulties that are now performing were $5.7 million at June 30, 2013 and $4.7 million at December 31, 2012. The Company did not have any TDRs that subsequently defaulted during the first six months of 2013 and 2012.

The following is a summary of accruing and non-accruing TDRs by portfolio segment as of the following dates:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
June 30, 2013
Residential real estate	22	$471	$471	$412
Commercial real estate	9	2,844	2,897	2,714
Commercial	6	3,581	3,719	3,540
Consumer	1	3	3	1
Total	38	$6,899	$7,090	$6,667
December 31, 2012
Residential real estate	20	$3,305	$3,434	$3,286
Commercial real estate	6	2,602	2,649	2,344
Commercial	3	303	303	236
Consumer	1	3	3	2
Total	30	$6,213	$6,389	$5,868

Impaired loans consist of non-accrual loans and TDRs. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following dates and for the periods then ended:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With an allowance recorded:
Residential real estate	$9,491	$9,491	$1,487	$9,250	$30	$9,967	$59
Commercial real estate	4,047	4,047	296	4,082	6	4,213	9
Commercial	2,754	2,754	386	2,749	1	2,779	3
Home equity	1,243	1,243	442	1,148	—	1,338	—
Consumer	420	420	71	461	—	459	—
Ending Balance	$17,955	$17,955	$2,682	$17,690	$37	$18,756	$71
Without allowance recorded:
Residential real estate	$2,608	$3,503	$—	$2,874	$6	$2,954	$13
Commercial real estate	4,432	4,705	—	4,072	24	3,794	46
Commercial	858	981	—	652	5	595	6
Home equity	283	483	—	412	—	388	—
Consumer	1	1	—	2	—	2	—
Ending Balance	$8,182	$9,673	$—	$8,012	$35	$7,733	$65
Total impaired loans	$26,137	$27,628	$2,682	$25,702	$72	$26,489	$136

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With related allowance recorded:
Residential real estate	$11,021	$11,021	$2,255	$10,585	$114
Commercial real estate	4,296	4,296	265	5,551	—
Commercial	2,971	2,971	286	3,927	—
Home equity	1,236	1,236	261	1,289	—
Consumer	257	257	39	239	—
Ending Balance	$19,781	$19,781	$3,106	$21,591	$114
Without related allowance recorded:
Residential real estate	$2,784	$3,841	$—	$2,548	$26
Commercial real estate	3,672	4,127	—	2,056	33
Commercial	639	956	—	389	13
Home equity	279	550	—	617	—
Consumer	2	2	—	6	—
Ending Balance	$7,376	$9,476	$—	$5,616	$72
Total impaired loans	$27,157	$29,257	$3,106	$27,207	$186

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the six months ended June 30, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2012	$40,902	$6,734	$47,636
2013 activity	—	—	—
Balance at June 30, 2013	$40,902	$6,734	$47,636

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2012	$17,300	$(12,014)	$5,286	$753	$(376)	$377
2013 amortization	—	(536)	(536)	—	(38)	(38)
Balance at June 30, 2013	$17,300	$(12,550)	$4,750	$753	$(414)	$339

The following table reflects the expected amortization schedule for intangible assets at June 30, 2013:

	Core Deposit Intangible	Trust Relationship Intangible
2013	$788	$38
2014	1,073	75
2015	1,073	75
2016	1,073	75
2017	743	76
Total unamortized intangible assets	$4,750	$339

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers and provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended June 30, 2013 and 2012 were as follows:

Supplemental Executive Retirement Plan

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net period benefit cost
Service cost	$82	$67	$164	$134
Interest cost	94	102	188	204
Recognized net actuarial loss	56	29	112	58
Recognized prior service cost	5	5	10	10
Net period benefit cost	$237	$203	$474	$406

Other Postretirement Benefit Plan

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net period benefit cost
Service cost	$19	$17	$38	$34
Interest cost	35	37	70	74
Recognized net actuarial loss	11	8	22	16
Net period benefit cost	$65	$62	$130	$124

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On February 26, 2013, the Company granted 6,325 restricted stock awards to certain officers of the Company and its subsidiaries under the 2012 Equity and Incentive Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $33.72 per unit, based on the market price of the Company’s common stock on the date of grant. The restricted stock awards vest over a three-year period.

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

NOTE 8 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs.  The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
June 30, 2013
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$30,489	$—	$30,489
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	348,778	—	348,778
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	402,257	—	402,257
Private issue collateralized mortgage obligations	—	7,845	—	7,845
Trading account assets	2,281	—	—	2,281
Loans held for sale	—	2,826	—	2,826
Customer interest rate swap agreements	—	193	—	193
Financial Liabilities:
Interest rate swap agreements	—	6,437	—	6,437
December 31, 2012
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$33,040	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	358,148	—	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	381,688	—	381,688
Private issue collateralized mortgage obligations	—	8,174	—	8,174
Trading account assets	2,300	—	—	2,300
Customer interest rate swap agreements	—	496	—	496
Financial Liabilities:
Interest rate swap agreements	—	11,580	—	11,580

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
June 30, 2013
Assets:
Collateral-dependent impaired loans	$—	$—	$7,998	$7,998
Other real estate owned	—	—	2,155	2,155
Mortgage servicing rights	—	1,316	—	1,316
December 31, 2012
Assets:
Collateral-dependent impaired loans	$—	$—	$9,183	$9,183
Other real estate owned	—	—	1,313	1,313
Mortgage servicing rights	—	879	—	879

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
June 30, 2013
Collateral-dependent impaired loans: (1)
Partially charged-off	$3,378	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	$4,620	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$2,155	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%
December 31, 2012
Collateral-dependent impaired loans:(1)
Partially charged-off	$3,524	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	$5,659	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	$1,313	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.

(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value over the recorded investment.

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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at June 30, 2013:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$44,896	$44,896	$44,896	$—	$—
Securities available-for-sale	789,369	789,369	—	789,369	—
FHLB and Federal Reserve Bank stock	19,724	19,724	19,724	—	—
Trading account assets	2,281	2,281	2,281	—	—
Loans held for sale	2,826	2,826	—	2,826	—
Residential real estate loans	561,975	575,594	—	—	575,594
Commercial real estate loans	518,640	508,194	—	—	508,194
Commercial loans	183,059	180,642	—	—	180,642
Home equity loans	297,717	296,968	—	—	296,968
Consumer loans	17,847	18,104	—	—	18,104
Mortgage servicing rights	774	1,316	—	1,316	—
Interest receivable	6,506	6,506	—	6,506	—
Investment in trust preferred securities affiliates	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	193	193	—	193	—
Financial liabilities:
Deposits	1,894,087	1,899,346	1,340,252	559,094	—
FHLB advances	186,147	189,421	—	189,421	—
Commercial repurchase agreements	30,165	32,615	—	32,615	—
Other borrowed funds	188,153	188,153	188,153	—	—
Junior subordinated debentures	43,870	43,845	—	43,845	—
Interest payable	563	563	563	—	—
Interest rate swap agreements	6,437	6,437	—	6,437	—

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

As of June 30, 2013, the Company did not have any loss contingencies that were both probable and estimable and, therefore, no accrued liability has been recognized.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	June 30, 2013	December 31, 2012
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$306,168	$277,373
Commercial and commercial real estate	13,795	20,016
Residential	12,102	9,497
Letters of credit	2,076	1,836
Other commitments	17,880	16,845
Derivative Financial Instruments:
Forward mortgage loan sale commitments	7,301	—
Derivative mortgage loan commitments	4,501	—
Customer loan swaps	15,933	16,093
Interest rate swaps	43,000	43,000

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

The Company’s derivative contracts contain provisions that require the Company to post cash collateral with the counterparties for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures and $6.7 million in cash held as collateral. The Company swapped the variable cost for a fixed cost and the terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at June 30, 2013 was a liability of $6.2 million and, as this instrument qualifies as a highly effective cash flow hedge, the $3.1 million increase in fair value during the first six months of 2013, net of tax, was recorded in other comprehensive income and other liabilities. Net payments under the swap transactions were $829,000 in the first six months of 2013, and have been classified as cash flows from operating activities in the statement of cash flows.

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

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. At June 30, 2013 the Company had $7.3 million of forward commitments to sell residential mortgages with positive fair value of $66,000. At December 31, 2012, the Company had no outstanding commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At June 30, 2013 the Company had $4.5 million of mortgage loans with rate lock commitments with a positive fair value of $40,000 in a pipeline.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements. The adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  This ASU require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The amendments amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 11 – PENDING BRANCH DIVESTITURE

On May 29, 2013, Camden National Bank (the "Bank"), a subsidiary of Camden National Corporation, entered into a definitive agreement for Skowhegan Savings Bank to purchase the Bank's Farmington, Kingfield, Phillips, Rangeley and Stratton branches. Included in the transaction are the branch deposits of approximately $86.9 million, business loans and certain consumer loans of $43.7 million and real estate and equipment of $600,000. The purchase price represents a 3.5% premium on deposits, par value on the loan portfolio and book value for the real estate. The sale is expected to be completed in the fourth quarter of 2013, subject to regulatory approval.

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

•	changes in information technology that require increased capital spending;

•	changes in consumer spending and savings habits;

•	changes in laws and regulations, including new laws and regulations concerning taxes, banking, securities and insurance; and

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

In determining the appropriate level of the ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology focuses on four key elements: (1) identification of loss allocations for specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance. The specific loan component relates to loans that are impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. This methodology is in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of loss experience. Portfolios of more homogeneous populations of loans including home equity and consumer loans are analyzed as groups, taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. Finally, an unallocated portion of the total allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment.

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of June 30, 2013 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL with the Bank’s board of directors on a monthly basis. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Goodwill and Identifiable Intangible Assets for Impairment. We record all assets and liabilities acquired in purchase acquisitions at fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets and are subject to ongoing periodic impairment tests and are evaluated using various fair value techniques. Goodwill impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. Identifiable intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. If we were to determine that our goodwill was impaired, the recognition of an impairment charge could have an adverse impact on our results of operations in the period that the impairment occurred or on our financial position. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analysis, as well as an estimation of the impact of business conditions. The use of different estimates or assumptions could produce different estimates of carrying value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Non-interest expense, as presented	$15,648	$13,979	$32,148	$26,898
Less acquisition/divestiture costs	71	—	232	—
Less prepayment fees on borrowings	—	728	—	728
Adjusted non-interest expense	$15,577	$13,251	$31,916	$26,170

Net interest income, as presented	$19,250	$18,366	$38,418	$36,737
Effect of tax-exempt income	205	253	415	510
Non-interest income	6,376	5,754	12,712	10,982
Less net gains on sale of securities, net of OTTI	—	(751)	(138)	(872)
Adjusted net interest income plus non-interest income	$25,831	$23,622	$51,407	$47,357

Non-GAAP efficiency ratio	60.30%	56.10%	62.08%	55.26%
GAAP efficiency ratio	61.06%	57.96%	62.88%	56.37%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net interest income, as presented	$19,250	$18,366	$38,418	$36,737
Effect of tax-exempt income	205	253	415	510
Net interest income, tax equivalent	$19,455	$18,619	$38,833	$37,247

Return on Average Tangible Equity. Return on tangible equity is the ratio of (i) net income (the numerator) to (ii) average shareholders’ equity less average goodwill and other intangibles. The following table reconciles return on average tangible equity to return on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net income, as presented	$6,331	$6,412	$11,993	$12,995
Average shareholders’ equity, as presented	237,166	224,588	235,679	222,512
Less average goodwill and other intangibles	52,860	44,696	53,007	44,871
Average tangible shareholders’ equity	$184,306	$179,892	$182,672	$177,641
Return on average tangible equity (annualized)	13.78%	14.33%	13.24%	14.71%
Return on average equity (annualized)	10.71%	11.48%	10.26%	11.74%

EXECUTIVE OVERVIEW

During the second quarter of 2013, we recorded net income of $6.3 million, down slightly from $6.4 million recorded during the same period a year ago, and year-to-date earnings totaled $12.0 million, representing an 8% decline compared to the first six months of 2012. Earnings reflected the impact of costs associated with the 14 branches acquired during the fourth quarter of 2012 and the ramping up of loan volumes in these new locations.

On May 29, 2013, Camden National Bank (the "Bank"), a subsidiary of Camden National Corporation, entered into a definitive agreement for Skowhegan Savings Bank to purchase the Bank's Farmington, Kingfield, Phillips, Rangeley and Stratton branches. Included in the transaction are the branch deposits of approximately $86.9 million, business loans and certain consumer loans of $43.7 million and real estate and equipment of $600,000. The purchase price represents a 3.5% premium on deposits, par value on the loan portfolio and book value for the real estate. The sale is expected to be completed in the fourth quarter of 2013, subject to regulatory approval.

For the six months ended June 30, 2013:

Net income of $12.0 million for the six months ended June 30, 2013, decreased $1.0 million, or 8%, compared to the same period of 2012.  Net income per diluted share decreased $0.13 to $1.56, compared to the first six months of 2012. For the first six months of 2013, the Company achieved a return on assets of 0.94%, a return on tangible equity of 13.24%, a net interest margin of 3.25%, and an efficiency ratio of 62.08%. The following were major factors contributing to the results of the first six months of 2013 compared to the same period in 2012:

•
Non-interest expense increased $5.3 million primarily due to incremental operating expenses related to the branch acquisition, including compensation costs, facilities expenses, data processing costs and other expenses associated with 35% more deposit accounts, 24% additional employees and 12 additional branches.

•
Net interest income on a fully-taxable equivalent basis of $38.8 million for the first six months ended June 30, 2013, increased $1.6 million, or 4%, primarily due to the 31 basis point reduction in the average cost of funds, as a result of lower interest rates and the addition of $287.6 million in lower cost deposits acquired with the branch acquisition in 2012.

•	The provision for credit losses decreased $471,000 to $1.4 million due to lower charge-offs and improved credit quality factors.

•
Non-interest income increased $1.7 million, or 16%, primarily due to the growth in deposit-related service fees associated with the acquired deposit accounts. In addition, mortgage banking income increased $690,000, and net gain on sale of securities and other-than-temporary impairment of securities decreased $734,000 due to fewer sales of securities.

For the three months ended June 30, 2013:

Net income of $6.3 million for the three month period ended June 30, 2013, decreased $81,000, or 1%, compared to the three-month period ended June 30, 2012.  Net income per diluted share decreased one cent to $0.82, compared to the second quarter of 2012. The following were major factors contributing to the results of the three months ended June 30, 2013 compared to the same period a year ago:

•
Net interest income on a fully-taxable equivalent basis of $19.5 million increased $836,000, or 4%, compared to the same period of 2012 primarily due to the reduction in average cost of funds as a result of lower interest rates and the addition of $287.6 million in lower cost deposits acquired with the branch acquisition in 2012.

•	The provision for credit losses decreased $140,000 to $695,000 due to improved asset quality measures.

•
Non-interest income increased $622,000, or 11%, compared to the same period of 2012 primarily due to the growth in deposit-related service fees associated with the acquired deposit accounts and a mortgage banking income increase of $452,000, partially offset by a reduction in net security gains of $751,000.

•
Non-interest expense increased $1.7 million, or 12%, compared to the same period of 2012 primarily due to incremental operating expenses of $2.3 million related to the branch acquisition, partially offset by a decrease in prepayment fees on borrowings of $728,000.

Financial condition at June 30, 2013 compared to December 31, 2012:

•
Total loans at June 30, 2013 were $1.6 billion, an increase of $38.7 million compared to December 31, 2012. The loan portfolio is up 5% on an annualized basis primarily due to growth in the home equity and commercial real estate loan portfolios of $23.5 million and $16.8 million, respectively.

•	Available-for-sale securities increased $8.3 million at June 30, 2013 compared to December 31, 2012.

•
Total deposits at June 30, 2013 decreased $35.4 million to $1.9 billion since year end as retail certificates of deposit decreased $25.3 million and core deposits (checking, savings, and money market) decreased $16.4 million due to our typical seasonal outflow of deposits during the first quarter of each year.

•	Shareholders' equity declined $4.2 million, or 2%, primarily due to other comprehensive loss of $12.3 million and dividends of $4.1 million, partially offset by net income of $12.0 million.

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

Net interest income was $38.8 million on a fully-taxable equivalent basis for the six months ended June 30, 2013, compared to $37.2 million for the first six months of 2012, an increase of $1.6 million, or 4%. The increase in net interest income was primarily due to the 31 basis point reduction in the average cost of funds. The cost of funds averaged 0.57% for the first six months of 2013, compared to 0.88% in 2012, as a result of lower interest rates, $287.6 million in lower costing deposits acquired with the branch acquisition in the fourth quarter of 2012, and the continued shifting in deposit mix to lower cost transaction accounts. The tax equivalent net interest margin declined 19 basis points as yields on earning assets declined more than the reductions in funding costs and was 3.25% and 3.44% for the six months ended June 30, 2013 and 2012, respectively. The yield on our earning assets averaged 3.80% for the first six months of 2013, compared to 4.28% for the same period in 2012, a decrease of 48 basis points as amortization and prepayments on loans and investments were reinvested at lower rates, particularly in the investment portfolio.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$772,469	$8,445	2.19%	$588,892	$8,329	2.83%
Securities - nontaxable (1)	31,238	919	5.88%	38,863	1,109	5.71%
Trading account assets	2,241	12	1.05%	2,189	10	0.88%
Loans: (1) (2)
Residential real estate	574,031	13,171	4.59%	576,442	14,010	4.86%
Commercial real estate	507,478	12,301	4.82%	483,639	12,123	4.96%
Commercial	177,718	3,935	4.40%	168,903	4,028	4.72%
Municipal	12,267	267	4.39%	13,540	347	5.16%
Consumer	308,700	6,272	4.10%	284,076	6,316	4.47%
Total loans	1,580,194	35,946	4.55%	1,526,600	36,824	4.81%
Total interest-earning assets	2,386,142	45,322	3.80%	2,156,544	46,272	4.28%
Cash and due from banks	44,249			36,095
Other assets	166,517			154,375
Less allowance for loan losses	(23,331)			(23,189)
Total assets	$2,573,577			$2,323,825
Liabilities & Shareholders' Equity
Retail deposits:
Non-interest bearing demand deposits	$227,721	$—	—	$259,360	$—	—
Interest checking accounts	472,634	157	0.07%	278,144	155	0.11%
Savings accounts	233,219	65	0.06%	184,900	181	0.20%
Money market accounts	450,929	710	0.32%	353,088	1,056	0.60%
Certificates of deposit	407,407	2,000	0.99%	384,630	2,598	1.36%
Total retail deposits	1,791,910	2,932	0.33%	1,460,122	3,990	0.53%
Borrowings:
Brokered deposits	124,607	715	1.16%	130,248	938	1.45%
Junior subordinated debentures	43,845	1,257	5.78%	43,743	1,270	5.84%
Other borrowings	343,328	1,585	0.93%	433,562	2,827	1.31%
Total borrowings	511,780	3,557	1.40%	607,553	5,035	1.67%
Total funding liabilities	2,303,690	6,489	0.57%	2,067,675	9,025	0.88%
Other liabilities	34,208			33,638
Shareholders' equity	235,679			222,512
Total liabilities & shareholders' equity	$2,573,577			$2,323,825

Net interest income (fully-taxable equivalent)		38,833			37,247
Less: fully-taxable equivalent adjustment		(415)			(510)
Net interest income		$38,418			$36,737

Net interest rate spread (fully-taxable equivalent)			3.23%			3.40%
Net interest margin (fully-taxable equivalent)			3.25%			3.44%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the six months ended June 30, 2013, totaled $1.4 million, compared with $1.8 million for the same period of 2012. Please see the caption “Financial Condition—Asset Quality” below for additional discussion regarding the allowance for loan losses.

Non-Interest Income
Non-interest income represents 25% and 23% of total revenues (net interest income and non-interest income) for the six months ended June 30, 2013 and 2012, respectively. Non-interest income of $12.7 million for the six months ended June 30, 2013 increased by $1.7 million, or 16%, compared to $11.0 million for the six month period ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service charges on deposit accounts	$1,755	$1,315	$3,439	$2,471
Other service charges and fees	1,513	956	2,942	1,801
Income from fiduciary services	1,275	1,289	2,418	2,728
Mortgage banking income, net	584	132	1,158	468
Brokerage and insurance commissions	409	410	821	749
Bank-owned life insurance	314	342	652	681
Net gain on sale of securities and other-than-temporary impairment of securities	—	751	138	872
Other income	526	559	1,144	1,212
Total non-interest income	$6,376	$5,754	$12,712	$10,982

The significant changes in non-interest income for the six months ended June 30, 2013 compared to the same period of 2012 include:

•	Increase in deposit-related service fees and other service charges and fees of $2.1 million associated with the acquired deposit accounts;

•	Increase in mortgage banking income of $690,000 primarily due to cash gains and mortgage servicing valuation associated with increased loan sales; and

•	Decrease in net gain on sale of securities and other-than-temporary impairment of $734,000 due to fewer sales.
The significant changes in non-interest income for the three months ended June 30, 2013 compared to the same period of 2012 include:

•	Increase in deposit-related service fees and other service charges and fees of $997,000 associated with the acquired deposit accounts;

•	Increase in mortgage banking income of $452,000 primarily due to cash gains and mortgage servicing valuation associated with increased loan sales; and

•	Decrease in net gain on sale of securities and other-than-temporary impairment of $751,000 due to fewer security sales.

Non-Interest Expenses
Non-interest expenses increased $5.3 million, or 20%, for the six months ended June 30, 2013 compared to the same period in 2012. The following table presents the components of non-interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Salaries and employee benefits	$7,961	$6,972	$16,322	$13,880
Furniture, equipment and data processing	1,931	1,295	3,535	2,518
Net occupancy	1,407	1,020	2,959	2,131
Other real estate owned and collection costs (recoveries), net	(22)	497	866	1,123
Consulting and professional fees	585	608	1,132	1,098
Regulatory assessments	500	432	999	867
Amortization of intangible assets	287	145	574	289
Branch acquisition/divestiture costs	71	—	232	—
Other expenses	2,928	3,010	5,529	4,992
Total Non-Interest Expense	$15,648	$13,979	$32,148	$26,898

The significant changes in non-interest expense for the six months ended June 30, 2013, compared to 2012 include:

•
Increase in salaries and employee benefits of $2.4 million, or 18%, due to an increase in the average full-time equivalent number of employees of 95, or 23%, primarily due to new positions associated with the branch acquisition;

•
Increase in furniture, equipment and data processing of $1.0 million, or 40%, primarily related to the core operating system conversion for Acadia Trust, N.A. of $198,000, costs associated with upgrading the ATM network, and the incremental cost of supporting 35% more deposit accounts and additional branches;

•
Increase in net occupancy of $828,000, or 39%, primarily due to the increased costs associated with supporting additional branch facilities, closing one leased facility, and a colder winter resulting in higher heating and snow removal costs; and

•	Increase in other expenses of $537,000 due to increased costs associated with the acquired branches, partially offset by a decrease in prepayment fees on borrowings of $728,000.
The significant changes in non-interest expense for the three months ended June 30, 2013, compared to 2012 include:

•
Increase in salaries and employee benefits of $989,000, or 14%, due to an increase in the average full-time equivalent number of employees of 84, or 21%, primarily due to new positions associated with the branch acquisition;

•
Increase in furniture, equipment and data processing of $636,000, or 49%, primarily related to the core operating system conversion for Acadia Trust, N.A. of $182,000, costs associated with upgrading the ATM network, and the incremental cost of supporting 35% more deposit accounts and additional branches; and

•	Decrease in other real estate owned and collection costs of $519,000 due to a recovery on servicing related claims combined with lower levels of foreclosures and OREO expenses.

FINANCIAL CONDITION

Overview
Total assets at June 30, 2013 were $2.6 billion, an increase of $37.0 million from December 31, 2012. The growth in total assets was primarily due to an increase in total loans (excluding loans held for sale) of $38.7 million. Total liabilities increased $41.2 million since year-end with a net increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings of $88.1 million and a decrease in total deposits of $35.4 million. Total shareholders’ equity decreased $4.2 million since year-end, which was a result of net unrealized losses on securities available for sale, partially offset by current year earnings.

During the first six months of 2013, average assets increased $249.8 million, or 11%, compared to the same period in 2012.  The growth in total assets was fueled by our average investment and loan balances, which increased $176.0 million and

$53.6 million, respectively. The increase in the investment portfolio, which accounted for 70% of the average assets growth, was due to the purchase of securities with a portion of the cash from the branch acquisition. Within our loan portfolio, the consumer and commercial real estate portfolios experienced the largest growth with increased average balances of $24.6 million and $23.8 million, respectively, followed by the commercial loan portfolio, which grew $8.8 million. Average residential real estate loan balances declined $2.4 million due to the sale of 30-year fixed-rate production to manage our interest rate risk profile. Average funding liabilities increased $236.0 million through the increase in total average deposits of $331.8 million related to the acquired deposits from the branch acquisition and organic deposit growth of 3%, partially offset by a reduction in total average borrowings of $95.8 million.

Investment Securities
We purchase and hold investment securities such as U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At June 30, 2013, our total holdings in investment securities were $809.1 million, an increase of $7.0 million, or 1%, from December 31, 2012.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of related deferred income taxes and are a component of other comprehensive income (loss) in the consolidated statement of comprehensive income (loss). At June 30, 2013, we had $2.6 million of unrealized losses on AFS securities, net of deferred taxes, compared to $12.9 million of unrealized gains, net of deferred taxes, at December 31, 2012. The fair value of the AFS securities shifted to a loss position as a result of the increase in longer term bond rates during the second quarter of 2013.

Within our AFS portfolio, we held senior tranches of non-agency collateralized mortgage obligations (“non-agency”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At June 30, 2013 our non-agencies had a total fair value of $7.8 million and $261,000 in net unrealized losses. We believe that the decline in the fair values is temporary and does not reflect deterioration in the credit. The Company has the intent and ability to hold these securities until recovery and will continue to evaluate the unrealized losses within our portfolio each quarter to determine if the impairment is other than temporary.

Each month we determine if a security has OTTI by evaluating the present value of projected credit losses that result from a discounted cash flow analysis. The analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests, which are performed monthly on higher risk investments (non-investment grade and/or coverage ratio of less than 1.00), use current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from the Bloomberg and FTN Financial models, which enables management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. We review the significant inputs of the discounted cash flow analysis to ensure reasonableness and a prudent measure; we compare the Bloomberg assumptions to the assumptions used by FTN Financial, which is a division of First Tennessee Bank. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When deemed appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows. Based on the results of this analysis, the Company did not record any OTTI write-down during the second quarter of 2013.

Federal Home Loan Bank Stock
We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of June 30, 2013, our investment in FHLBB stock totaled $19.7 million. No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. During the first quarter of 2013, the FHLBB repurchased $1.3 million of FHLBB stock from the Company.

Loans
We provide loans primarily to customers located within our geographic market area. At June 30, 2013, total loans of $1.6 billion (excluding loans held-for-sale) increased $38.7 million from December 31, 2012. Loan growth centered in our home equity loan portfolio, which increased $23.5 million, as a result of a ten-year fixed rate home equity promotion. The commercial real estate and consumer portfolios increased $16.8 million and $1.5 million, respectively, while the commercial portfolio declined $386,000. Residential real estate balances, which decreased $2.7 million from year end, were reduced through the sale of $19.8 million in 30-year fixed-rate production to manage our interest rate risk profile.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in Thousands)	2013	2012
Non-accrual loans
Residential real estate	$8,624	$10,584
Commercial real estate	6,634	6,719
Commercial	3,233	3,409
Consumer and home equity loans	1,945	1,771
Total non-accrual loans	20,436	22,483
Accruing loans past due 90 days	—	611
Accruing renegotiated loans not included above	5,701	4,674
Total non-performing loans	26,137	27,768
Other real estate owned	2,155	1,313
Total non-performing assets	$28,292	$29,081
Non-performing loans to total loans	1.63%	1.78%
Allowance for credit losses to non-performing loans	89.34%	83.15%
Non-performing assets to total assets	1.09%	1.13%
Allowance for credit losses to non-performing assets	82.54%	79.40%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2013, potential problem loans amounted to approximately $1.3 million, or 0.08% of total loans, compared to $2.2 million, or 0.14% of total loans, at December 31, 2012.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30,	December 31,
(Dollars in Thousands)	2013	2012
Loans 30-89 days past due:
Residential real estate	$1,827	$1,658
Commercial real estate	1,591	2,618
Commercial	202	1,043
Consumer and home equity loans	716	2,721
Total loans 30-89 days past due	$4,336	$8,040
Loans 30-89 days past due to total loans	0.27%	0.51%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first six months of 2013, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Six Months Ended June 30,
(Dollars in Thousands)	2013	2012
Allowance at the beginning of the period	$23,044	$23,011
Provision for loan losses	1,384	1,817
Charge-offs:
Residential real estate loans	347	446
Commercial real estate	171	209
Commercial loans	444	416
Consumer and home equity loans	470	879
Total loan charge-offs	1,432	1,950
Recoveries:
Residential real estate loans	5	68
Commercial real estate loans	92	166
Commercial loans	198	120
Consumer and home equity loans	30	30
Total loan recoveries	325	384
Net charge-offs	(1,107)	(1,566)
Allowance at the end of the period	$23,321	$23,262
Components of allowance for credit losses:
Allowance for loan losses	$23,321	$23,262
Liability for unfunded credit commitments	30	43
Balance of allowance for credit losses at end of the period	$23,351	$23,305
Average loans outstanding	$1,580,194	$1,526,600
Net charge-offs (annualized) to average loans outstanding	0.14%	0.21%
Provision for credit losses (annualized) to average loans outstanding	0.17%	0.24%
Allowance for credit losses to total loans	1.45%	1.52%
Allowance for credit losses to net charge-offs (annualized)	1,054.44%	744.29%
Allowance for credit losses to non-performing loans	89.34%	83.09%
Allowance for credit losses to non-performing assets	82.54%	78.35%

The determination of an appropriate level of ALL, and subsequent provision for loan losses, which affects earnings, is based on our analysis of various economic factors and our review of the loan portfolio, which may change due to numerous factors including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. During the first six months of 2013, the Company provided $1.4 million of expense to the ALL compared to $1.8 million for the same period in 2012. The decrease in the provision for loan losses was primarily due to lower net charge-offs. Annualized net charge-offs to average loans decreased to 0.14% at June 30, 2013 compared to 0.24% for 2012, and were lower than the June 30, 2012 six months of 0.21%.
Overall, economic conditions in Maine experienced minimal change during the second quarter of 2013, with modest gains in the unemployment rate and real estate values. Weaknesses in the real estate markets persist, particularly in the residential real estate market, where consumers face employment uncertainty and income pressures related to food and energy prices. Economic forecasts for Maine continue to push the state’s recovery out past 2015, lagging the national recovery by one to two years. However, the Company has seen improved asset quality and lower losses during the second quarter of 2013.  As updated financial statements are being collected and analyzed on the heels of this year's tax season, the early indications are of a slightly improved general financial condition among commercial customers.  Auction activity has increased, resulting in more sales than transfers into OREO. We believe the ALL of $23.3 million, or 1.45% of total loans outstanding and 89.34% of total non-performing loans at June 30, 2013, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely be increased. The ALL was 1.52% of total loans outstanding and 83.09% of total non-performing loans at June 30, 2012, and 1.48% of total loans outstanding and 83.15% of total non-performing loans at December 31, 2012.

Liabilities and Shareholders’ Equity
Total liabilities increased $41.2 million since December 31, 2012 to $2.4 billion at June 30, 2013.  Total deposits, including brokered deposits, decreased $35.4 million since December 31, 2012, primarily due to retail certificates of deposit, which decreased $25.3 million. Core deposits (demand deposit, interest checking, savings and money market accounts) declined $16.4 million since December 31, 2012, primarily due to our typical seasonal outflow of transaction deposits during the first quarter of each year. Short-term brokered deposits increased $6.3 million since December 31, 2012 due to a more favorable cost than other funding alternatives. Borrowings increased $88.1 million since December 31, 2012 supporting the increase in earning assets and seasonal outflow of transaction deposits.

Total shareholders’ equity decreased $4.2 million, or 2%, since December 31, 2012, which was primarily the result of an other comprehensive loss of $12.3 million and dividends declared to shareholders of $4.1 million, partially offset by current year earnings of $12.0 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	June 30, 2013	December 31, 2012
Return on average equity	10.26%	10.31%
Average equity to average assets	9.16%	9.48%
Dividend payout ratio	33.19%	32.73%
Dividends declared per share	$0.54	$1.00
Book value per share	$30.05	$30.67

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2013 and 2012, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2013, average deposits (excluding brokered deposits) of $1.8 billion increased $331.8 million, compared to the same period in 2012, primarily due to the branch acquisition in the fourth quarter of 2012. We experienced growth in average balances of demand deposits and interest checking accounts of $162.9 million, money market accounts of $97.8 million, savings accounts of $48.3 million, and retail certificates of deposit of $22.8 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, N.A. (“Acadia Trust”), which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $111.7 million at June 30, 2013, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $511.8 million for the first six months of 2013, a decrease of $95.8 million or 16%, from the same period in 2012, primarily due to the reduction in FHLBB borrowings of $50.7 million as result of using proceeds from the branch acquisition to reduce borrowings and commercial repurchase agreements of $33.3 million. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $685.4 million and $667.2 million at June 30, 2013 and 2012, respectively. The carrying value of securities pledged as collateral at the FHLBB was $4.0 million and $7.8 million at June 30, 2013 and 2012, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at June 30, 2013 and 2012. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2013. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2013. We had no outstanding balance on these lines of credit at June 30, 2013.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios and those of the Camden National Bank (the "Bank"), exceeded regulatory guidelines at June 30, 2013, December 31, 2012 and June 30, 2012. The following table presents the Company's regulatory capital ratios at the periods indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
Tier 1 capital to risk-weighted assets	14.57%	14.31%	14.97%
Total capital to risk-weighted assets	15.82%	15.56%	16.22%
Tier 1 leverage capital ratio	9.05%	8.94%	9.64%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2013, $43.0 million of the trust preferred securities were included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $229.6 million, $233.8 million and $226.1 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, which amounted to 8.8%, 9.1% and 9.4% of total assets for the respective periods. Total shareholders’ equity increased $3.5 million, or 2%, from June 30, 2012 and decreased $4.2 million, or 2%, from December 31, 2012, which was primarily the result of an other comprehensive loss of $12.3 million and dividends declared to shareholders of $3.9 million, partially offset by current year earnings of $12.0 million. The other comprehensive loss was due to the change in fair value of our AFS securities, which experienced a decline due to the increase in long-term bond rates during the second quarter of 2013.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $4.1 million and $3.9 million for the six month period ended June 30, 2013 and 2012 respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $6.3 million and $6.5 million for the first six months of 2013 and 2012, respectively. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 25, 2012, the board of directors authorized the 2012 Common Stock Repurchase Program (“Repurchase Program”). The Repurchase Program will allow for the repurchase of up to 500,000 shares, or approximately 6.5%, of the Company's outstanding common stock during the term of the Repurchase Program. No shares have been repurchased yet under the Repurchase Program, which expires on October 1, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2013, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,076	$2,076	$—	$—	$—
Commercial Commitment Letters	13,795	13,795	—	—	—
Residential Loan Origination	12,102	12,102	—	—	—
Home Equity Line of Credit Commitments	306,168	99,746	5,690	6,629	194,103
Other Commitments to Extend Credit	17,880	17,880	—	—	—
Total	$352,021	$145,599	$5,690	$6,629	$194,103

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2013, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,521	$1,137	$1,763	$1,287	$1,334
Capital Leases	1,072	58	124	134	756	(1)
FHLBB Borrowings – Overnight	59,600	59,600	—	—	—
FHLBB Borrowings – Advances	186,147	130,000	21,147	35,000	—
Commercial Repurchase Agreements	30,165	—	—	30,165	—
Other Borrowed Funds	127,436	127,436	—	—	—
Junior Subordinated Debentures	43,870	—	—	—	43,870
Note Payable	44	35	9	—	—
Other Contractual Obligations	1,118	1,118	—	—	—
Total	$454,973	$319,384	$23,043	$66,586	$45,960

(1)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $21,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed-rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable-rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2013, the Company had the following interest rate swaps related to the junior subordinated debentures:

Notional Amount	Fixed Cost	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At June 30, 2013, the Company had a notional amount of $8.0 million in interest rate swap agreements with commercial customers and equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

During the first six months of 2013 and 2012, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 - Base	June 30, 2013	June 30, 2012
Year 1
+400 bp	(3.65)%	(2.87)%
+200 bp	(3.67)%	(2.87)%
-100 bp	(0.59)%	(0.16)%
Year 2
+400 bp	(7.40)%	(6.99)%
+200 bp	(4.04)%	(5.34)%
-100 bp	(5.91)%	(8.81)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2013 was the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of assets' cash flows at today's lower rate levels at a faster pace than the decline in overall funding costs. If rates remain at or near current levels and the balance sheet mix remains similar, net interest income is projected to trend downward as the continual low rate environment drives asset yields lower with insufficient offsets from funding cost reductions. This downward pressure is less severe when compared to the March 2013 review resulting from the recent steepening of the yield curve due to the bond market sell-off, improving asset replacement rates. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current rates scenario. However, the acceleration of asset cash flow would quickly outpace limited reductions in funding costs and drive a sustained downward trend in net interest income. In a rising interest rate environment (up 200 bps/12 months), net interest income trends below the current rates scenario as cost increase on the larger short term funding base and non-maturity deposits materialize more quickly than increases to asset yields. As market rates and funding cost increases stabilize, asset cash flows continue to reset higher, driving a sustained upward trend in net interest income. If rates were to increase more aggressively and/or the yield curve were to flatten, near-term net interest income exposure is projected to increase and prolong the recovery period as incremental increases to funding costs outpace the asset cash flow resetting higher. Greater benefit to net interest income is expected once loan repricings begin and funding costs have all cycled through (relative to the Up 200bp scenario).

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s board of directors has approved hedging policy statements governing the use of these instruments. At June 30, 2013, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $8.0 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCOs monitor derivative activities relative to their expectations and our hedging policies.

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

None.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 2, 2013
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	August 2, 2013
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101)	XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.