Form 10-Q
period 2013-09-30
CAMDEN NATIONAL CORP
filed 2013-11-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Outstanding at November 4, 2013:  Common stock (no par value) 7,646,964 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation (the “Company”) and Subsidiaries as of September 30, 2013, and for the three and nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Bangor, Maine
November 8, 2013

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2013	December 31, 2012
(In Thousands, Except Number of Shares)	(unaudited)
ASSETS
Cash and due from banks	$57,086	$58,290
Securities
Securities available-for-sale, at fair value	783,243	781,050
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	19,724	21,034
Total securities	802,967	802,084
Trading account assets	2,309	2,300
Loans held for sale	1,313	—
Loans	1,589,946	1,563,866
Less allowance for loan losses	(22,661)	(23,044)
Net loans	1,567,285	1,540,822
Goodwill and other intangible assets	52,436	53,299
Bank-owned life insurance	46,039	45,053
Premises and equipment, net	26,751	28,059
Deferred tax asset	16,035	7,663
Interest receivable	5,678	6,215
Other real estate owned	1,802	1,313
Other assets	17,554	19,659
Total assets	$2,597,255	$2,564,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Demand	$282,023	$240,749
Interest checking, savings and money market	1,208,691	1,169,148
Retail certificates of deposit	379,281	418,442
Brokered deposits	103,369	101,130
Total deposits	1,973,364	1,929,469
Federal Home Loan Bank advances	96,130	56,404
Other borrowed funds	207,326	259,940
Junior subordinated debentures	43,896	43,819
Accrued interest and other liabilities	44,257	41,310
Total liabilities	2,364,973	2,330,942
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,646,664 and 7,622,750 shares on September 30, 2013 and December 31, 2012, respectively	50,265	49,667
Retained earnings	193,304	181,151
Accumulated other comprehensive income (loss)
Net unrealized (losses) gains on securities available-for-sale, net of tax	(5,073)	12,943
Net unrealized losses on derivative instruments, at fair value, net of tax	(3,614)	(7,205)
Net unrecognized losses on postretirement plans, net of tax	(2,600)	(2,741)
Total accumulated other comprehensive income (loss)	(11,287)	2,997
Total shareholders’ equity	232,282	233,815
Total liabilities and shareholders’ equity	$2,597,255	$2,564,757

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and Per Share Data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$17,470	$18,084	$53,324	$54,787
Interest on U.S. government and sponsored enterprise obligations	4,091	4,153	12,441	12,387
Interest on state and political subdivision obligations	292	344	889	1,064
Interest on federal funds sold and other investments	38	55	144	160
Total interest income	21,891	22,636	66,798	68,398
Interest Expense
Interest on deposits	1,780	2,218	5,427	7,146
Interest on borrowings	767	1,337	2,352	4,164
Interest on junior subordinated debentures	637	634	1,894	1,904
Total interest expense	3,184	4,189	9,673	13,214
Net interest income	18,707	18,447	57,125	55,184
Provision for credit losses	665	868	2,034	2,708
Net interest income after provision for credit losses	18,042	17,579	55,091	52,476
Non-Interest Income
Service charges on deposit accounts	1,750	1,386	5,189	3,857
Other service charges and fees	1,568	1,003	4,510	2,804
Income from fiduciary services	1,149	1,155	3,567	3,883
Mortgage banking income, net	93	8	1,251	476
Brokerage and insurance commissions	354	360	1,175	1,109
Bank-owned life insurance	334	353	986	1,034
Net gain on sale of securities and other-than-temporary impairment of securities	647	187	785	1,059
Other income	580	586	1,724	1,798
Total non-interest income	6,475	5,038	19,187	16,020
Non-Interest Expenses
Salaries and employee benefits	8,115	7,270	24,437	21,150
Furniture, equipment and data processing	1,668	1,131	5,203	3,555
Net occupancy	1,242	930	4,201	3,061
Other real estate owned and collection costs, net	489	571	1,355	1,694
Consulting and professional fees	504	408	1,636	1,351
Regulatory assessments	496	450	1,495	1,317
Amortization of intangible assets	289	144	863	433
Branch acquisition/divestiture costs	47	396	279	704
Other expenses	2,349	2,070	7,878	7,003
Total non-interest expenses	15,199	13,370	47,347	40,268
Income before income taxes	9,318	9,247	26,931	28,228
Income Taxes	2,952	2,992	8,572	8,978
Net Income	$6,366	$6,255	$18,359	$19,250
Per Share Data
Basic earnings per share	$0.83	$0.82	$2.40	$2.51
Diluted earnings per share	$0.83	$0.82	$2.39	$2.50
Weighted average number of common shares outstanding	7,643,720	7,619,411	7,636,352	7,655,619
Diluted weighted average number of common shares outstanding	7,666,305	7,639,434	7,651,870	7,669,763
 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net income	$6,366	$6,255	$18,359	$19,250
Other comprehensive income (loss), net of related tax effects:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) on securities available-for-sale arising during period, net of related tax effects of $1,111, ($2,343), $9,426 and ($3,162), respectively	(2,063)	4,350	(17,506)	5,871
Less: reclassification adjustment for gains included in net income, net of related tax effects of $227, $66, $275 and $371, respectively(1)	(420)	(121)	(510)	(688)
Net unrealized gains (losses) on securities available-for-sale	(2,483)	4,229	(18,016)	5,183
Unrealized gain (loss) on cash flow hedging derivatives, net of related tax effects of ($239), ($59), ($1,933) and $347, respectively	445	109	3,591	(645)
Postretirement plans:
Net actuarial gain arising during period, net of related tax effects of ($22), ($14), ($64) and ($40), respectively	39	23	118	71
Plus: amortization of prior service cost included in net periodic cost, net of related tax effects of ($4), ($3) ($12) and ($6), respectively(2)	8	3	23	9
Net gain on postretirement plans	47	26	141	80
Other comprehensive income (loss)	(1,991)	4,364	(14,284)	4,618
Comprehensive income	$4,375	$10,619	$4,075	$23,868

(1) Reclassified into the consolidated statements of income in net gain on sale of securities and other-than-temporary impairment of securities.

(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income	—	—	19,250	—	19,250
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	5,183	5,183
Change in fair value of cash flow hedges	—	—	—	(645)	(645)
Change in net unrecognized gains on postretirement plans	—	—	—	80	80
Total comprehensive income	—	—	19,250	4,618	23,868
Stock-based compensation expense	—	355	—	—	355
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	20,677	(241)	—	—	(241)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($0.75 per share)	—	—	(5,783)	—	(5,783)
Balance at September 30, 2012	7,620,072	$49,455	$178,844	$6,679	$234,978

Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	18,359	—	18,359
Other comprehensive income (loss), net of tax:
Change in fair value of securities available-for-sale	—	—	—	(18,016)	(18,016)
Change in fair value of cash flow hedges	—	—	—	3,591	3,591
Change in net unrecognized gains on postretirement plans	—	—	—	141	141
Total comprehensive income	—	—	18,359	(14,284)	4,075
Stock-based compensation expense	—	340	—	—	340
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	23,914	258	—	—	258
Cash dividends declared ($0.81 per share)	—	—	(6,206)	—	(6,206)
Balance at September 30, 2013	7,646,664	$50,265	$193,304	$(11,287)	$232,282

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In Thousands)	2013	2012
Operating Activities
Net income	$18,359	$19,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,034	2,708
Depreciation and amortization	2,300	1,849
Securities amortization and accretion	1,745	1,494
Stock-based compensation expense	340	355
Decrease in interest receivable	537	58
Amortization of intangible assets	863	433
Net investment securities gains and other-than-temporary impairment of securities	(785)	(1,059)
Increase in other real estate owned valuation allowance and loss on disposition	97	465
Originations of mortgage loans held for sale	(29,515)	(12,775)
Proceeds from the sale of mortgage loans	28,886	19,104
Gain on sale of mortgage loans	(684)	(268)
(Increase) decrease in other assets	(633)	720
(Decrease) increase in other liabilities	(2,539)	474
Net cash provided by operating activities	21,005	32,808
Investing Activities
Proceeds from sales and maturities of securities available-for-sale	121,793	154,708
Purchase of securities available-for-sale	(138,300)	(267,533)
Net increase in loans	(29,168)	(30,544)
Proceeds from sale of Federal Home Loan Bank stock	1,310	928
Proceeds from the sale of other real estate owned	530	1,665
Proceeds from previously charged-off loans	436	530
Cash settlement in branch acquisition	(3,278)	—
Purchase of premises and equipment	(1,203)	(2,662)
Net cash used by investing activities	(47,880)	(142,908)
Financing Activities
Net increase in deposits	44,210	97,952
Repayments on Federal Home Loan Bank long-term advances	(271)	(10,335)
Net change in short-term Federal Home Loan Bank borrowings	40,000	45,000
Net decrease in other borrowed funds	(52,479)	(4,815)
Common stock repurchase	—	(2,097)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	258	(241)
Cash dividends paid on common stock	(6,047)	(5,756)
Net cash provided by financing activities	25,671	119,708
Net (decrease) increase in cash and cash equivalents	(1,204)	9,608
Cash and cash equivalents at beginning of year	58,290	39,325
Cash and cash equivalents at end of period	$57,086	$48,933

Supplemental information
Interest paid	$9,952	$13,402
Income taxes paid	8,750	4,560
Securities purchased but unsettled	14,363	20,231
Transfer from loans and premises and equipment to other real estate owned	1,116	1,044

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2013 and December 31, 2012, the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended ended September 30, 2013 and 2012. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three and nine months period ended September 30, 2013 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report for the year ended December 31, 2012, Form 10-K.

NOTE 2 – EARNINGS PER SHARE

The following is an analysis of basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$6,366	$6,255	$18,359	$19,250
Dividends and undistributed earnings allocated to participating securities (1)	(20)	(18)	(50)	(48)
Net income available to common shareholders	$6,346	$6,237	$18,309	$19,202

Weighted-average common shares outstanding for basic EPS	7,643,720	7,619,411	7,636,352	7,655,619
Dilutive effect of stock-based awards (2)	22,585	20,023	15,518	14,144
Weighted-average common and potential common shares for diluted EPS	7,666,305	7,639,434	7,651,870	7,669,763
Earnings per common share:
Basic EPS	$0.83	$0.82	$2.40	$2.51
Diluted EPS	$0.83	$0.82	$2.39	$2.50

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

Net income is allocated between the common stock and participating securities pursuant to the two-class method.  Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Diluted EPS is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

For the three and nine months ended September 30, 2013, options to purchase 14,250 and 31,000 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods. For the three and nine months ended September 30, 2012, options to purchase 18,250 and 49,500 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, since the exercise prices of the options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized costs and estimated fair values of securities available-for-sale (“AFS”), as of September 30, 2013 and December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
Obligations of states and political subdivisions	$27,848	$1,352	$—	$29,200
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	358,436	6,384	(4,612)	360,208
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	397,064	1,045	(11,763)	386,346
Private issue collateralized mortgage obligations	7,700	31	(242)	7,489
Total securities available-for-sale	$791,048	$8,812	$(16,617)	$783,243
December 31, 2012
Obligations of states and political subdivisions	$31,112	$1,928	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	345,528	12,699	(79)	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	375,627	6,181	(120)	381,688
Private issue collateralized mortgage obligations	8,871	—	(697)	8,174
Total securities available-for-sale	$761,138	$20,808	$(896)	$781,050

Net unrealized gains (losses) on securities AFS at September 30, 2013 and December 31, 2012 and included in accumulated other comprehensive income (loss) amounted to $(5.1) million and $12.9 million, net of a deferred tax benefit of $2.7 million and liability of $7.0 million, respectively.

Impaired Securities
Management periodically reviews the Company’s investment portfolio to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other-than-temporary impairment (“OTTI”). Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2013 and December 31, 2012, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Mortgage-backed securities	$149,819	$(4,612)	$13	$—	$149,832	$(4,612)
Collateralized mortgage obligations	307,640	(11,763)	—	—	307,640	(11,763)
Private issue collateralized mortgage obligations	131	(2)	5,357	(240)	5,488	(242)
Total	$457,590	$(16,377)	$5,370	$(240)	$462,960	$(16,617)
December 31, 2012
Mortgage-backed securities	$42,782	$(79)	$—	$—	$42,782	$(79)
Collateralized mortgage obligations	73,098	(120)	—	—	73,098	(120)
Private issue collateralized mortgage obligations	—	—	8,174	(697)	8,174	(697)
Total	$115,880	$(199)	$8,174	$(697)	$124,054	$(896)

At September 30, 2013, the Company held $463.0 million in investment securities with unrealized losses that are considered temporary. Included in the unrealized losses were non-agency private issue collateralized mortgage obligations (“non-agency”). At September 30, 2013, the Company held $7.5 million in non-agencies of which $5.4 million had unrealized losses for twelve months or longer. Management believes the unrealized losses for the non-agencies are the result of current market conditions and the underestimation of their value in the market. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered. Stress tests are performed monthly on the non-agencies, which are higher risk bonds, within the investment portfolio using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first nine months of 2013 indicated expected future cash flows in excess of cost, and, as such the non-agencies are not considered to be OTTI.

Security Gains and Losses and Other-Than-Temporary Impairment of Securities
The following table details the Company’s sales of investment securities, the gross realized gains and losses, and impairment of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Available-for-sale	2013	2012	2013	2012
Proceeds from sales of securities	$12,738	$7,337	$17,613	$38,701
Gross realized gains	647	198	785	1,302
Gross realized (losses)	—	(1)	—	(204)
Other-than-temporary impairment of securities	—	(10)	—	(39)

For the three and nine months ended September 30, 2013, the Company sold certain securities AFS with a total carrying value of $12.7 million and $17.6 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded net gains of $647,000 and $785,000, respectively, in the consolidated statements of income in net gain on sale of securities and other-than-temporary impairment of securities.

For the three and nine months ended September 30, 2012, the Company sold certain securities AFS with a total carrying value of $7.3 million and $38.7 million, respectively. For the three and nine months ended September 30, 2012, the Company recorded net gains of $187,000 and $1.1 million, respectively, in the consolidated statements of income in net gain on sale of securities and other-than-temporary impairment of securities.

The cost basis of securities sold is measured on a specific identification basis.

Securities Pledged
At September 30, 2013 and December 31, 2012, securities with an amortized cost of $487.0 million and $465.0 million and a fair value of $484.9 million and $482.4 million, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$1,739	$1,765
Due after one year through five years	24,679	25,403
Due after five years through ten years	150,623	152,200
Due after ten years	614,007	603,875
	$791,048	$783,243

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Residential real estate loans	$564,933	$572,768
Commercial real estate loans	522,610	506,231
Commercial loans	177,855	190,454
Home equity loans	306,303	278,375
Consumer loans	18,626	16,633
Deferred loan fees net of costs	(381)	(595)
Total loans	$1,589,946	$1,563,866

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. During the first nine months of 2013 and 2012, the Company sold $28.2 million and $18.8 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $684,000 and $268,000, respectively.

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

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the consolidated statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the ALL in the future are: (i) general real estate and economic conditions; (ii) regional credit concentration; (iii) industry concentration, for example in the hospitality, tourism and recreation industries; and (iv) a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

The board of directors monitors credit risk management through the Directors’ Loan Committee and the Corporate Risk Management group. The Directors’ Loan Committee reviews large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. The Corporate Risk Management group oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the ALL. The Company’s practice is to identify credit problems early and take charge-offs as promptly as practicable. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its portfolio loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

The following table presents activity in the ALL for the three months ended September 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321
Loans charged off	(340)	(591)	(379)	(86)	(42)	—	(1,438)
Recoveries	—	14	77	8	12	—	111
Provision (reduction)	709	547	465	137	40	(1,231)	667
Ending balance	$6,601	$3,560	$5,951	$3,487	$231	$2,831	$22,661

The following table presents activity in the ALL for the nine months ended September 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(687)	(762)	(823)	(423)	(175)	—	(2,870)
Recoveries	5	106	275	10	40	—	436
Provision (reduction)	287	(333)	566	1,380	182	(31)	2,051
Ending balance	$6,601	$3,560	$5,951	$3,487	$231	$2,831	$22,661
ALL balance attributable to loans:
Individually evaluated for impairment	$1,655	$686	$177	$449	$81	$—	$3,048
Collectively evaluated for impairment	4,946	2,874	5,774	3,038	150	2,831	19,613
Total ending ALL	$6,601	$3,560	$5,951	$3,487	$231	$2,831	$22,661
Loans:
Individually evaluated for impairment	$14,059	$11,016	$3,369	$1,521	$498	$—	$30,463
Collectively evaluated for impairment	550,493	511,594	174,486	304,782	18,128	—	1,559,483
Total ending loans balance	$564,552	$522,610	$177,855	$306,303	$18,626	$—	$1,589,946

The following table presents activity in the ALL for the three months ended September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,352	$4,837	$6,368	$2,319	$164	$3,222	$23,262
Loans charged off	(578)	—	(730)	(70)	(38)	—	(1,416)
Recoveries	5	53	85	1	2	—	146
Provision (reduction)	860	(215)	73	108	34	(1)	859
Ending balance	$6,639	$4,675	$5,796	$2,358	$162	$3,221	$22,851

The following table presents activity in the ALL for the nine months ended September 30, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,024)	(209)	(1,146)	(921)	(66)	—	(3,366)
Recoveries	73	219	205	21	12	—	530
Provision (reduction)	1,192	(1,037)	1,891	554	(204)	280	2,676
Ending balance	$6,639	$4,675	$5,796	$2,358	$162	$3,221	$22,851
ALL balance attributable to loans:
Individually evaluated for impairment	$2,071	$343	$376	$265	$39	$—	$3,094
Collectively evaluated for impairment	4,568	4,332	5,420	2,093	123	3,221	19,757
Total ending ALL	$6,639	$4,675	$5,796	$2,358	$162	$3,221	$22,851
Loans:
Individually evaluated for impairment	$12,554	$7,121	$3,829	$1,668	$263	$—	$25,435
Collectively evaluated for impairment	558,739	494,162	174,454	272,508	15,302	—	1,515,165
Total ending loans balance	$571,293	$501,283	$178,283	$274,176	$15,565	$—	$1,540,600

The following table presents the activity in the ALL for the year ended December 31, 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,197)	(593)	(1,393)	(1,234)	(85)	—	(4,502)
Recoveries	73	222	406	23	20	—	744
Provision (reduction)	1,722	(782)	2,074	1,027	(171)	(79)	3,791
Ending balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
ALL balance attributable to loans:
Individually evaluated for impairment	$2,255	$265	$286	$261	$39	$—	$3,106
Collectively evaluated for impairment	4,741	4,284	5,647	2,259	145	2,862	19,938
Total ending ALL	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans:
Individually evaluated for impairment	$13,805	$7,968	$3,610	$1,515	$259	$—	$27,157
Collectively evaluated for impairment	558,368	498,263	186,844	276,860	16,374	—	1,536,709
Total ending loans balance	$572,173	$506,231	$190,454	$278,375	$16,633	$—	$1,563,866

The ALL for the Company’s portfolio segments is determined based on loan balances and the historical performance factor of each portfolio segment. The significant changes in the ALL at September 30, 2013 compared to December 31, 2012 were within the home equity and commercial real estate portfolio segments. The increase in the allocation of ALL for home equity was primarily due to the 10.0% increase in loan balances and its historical performance, while the decrease in commercial real estate allocation was due to the improvement in that segment's performance factor.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Credit Risk Policy Committee. As of September 30, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels). At September 30, 2013, exposure to these two industries as a percentage of total commercial real estate loans was 29% and 27%, respectively.

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

•
Grade 7 — Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company such that they warrant adverse classification.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer
September 30, 2013
Pass (Grades 1-6)	$545,922	$475,515	$153,688	$—	$—
Performing	—	—	—	304,781	18,130
Special Mention (Grade 7)	3,073	8,050	10,511	—	—
Substandard (Grade 8)	15,557	39,045	13,656	—	—
Non-performing	—	—	—	1,522	496
Total	$564,552	$522,610	$177,855	$306,303	$18,626
December 31, 2012
Pass (Grades 1-6)	$555,444	$440,610	$165,460	$—	$—
Performing	—	—	—	276,742	16,376
Special Mention (Grade 7)	1,291	17,069	7,449	—	—
Substandard (Grade 8)	15,438	48,552	17,545	—	—
Non-performing	—	—	—	1,633	257
Total	$572,173	$506,231	$190,454	$278,375	$16,633

The Company closely monitors the performance of its loan portfolio. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans are charged off in part or in full if they appear uncollectible. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event, such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, generally all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include troubled debt restructured loans (“TDRs”), and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2013
Residential real estate	$774	$855	$6,876	$8,505	$556,047	$564,552	$—	$10,224
Commercial real estate	1,971	122	4,483	6,576	516,034	522,610	—	9,847
Commercial	443	230	2,568	3,241	174,614	177,855	24	2,994
Home equity	1,136	171	962	2,269	304,034	306,303	—	1,522
Consumer	52	19	472	543	18,083	18,626	—	496
Total	$4,376	$1,397	$15,361	$21,134	$1,568,812	$1,589,946	$24	$25,083
December 31, 2012
Residential real estate	$1,459	$850	$8,410	$10,719	$561,454	$572,173	$193	$10,584
Commercial real estate	896	2,227	5,380	8,503	497,728	506,231	138	6,719
Commercial	1,079	68	2,969	4,116	186,338	190,454	160	3,409
Home equity	2,230	355	1,105	3,690	274,685	278,375	118	1,514
Consumer	342	199	259	800	15,833	16,633	2	257
Total	$6,006	$3,699	$18,123	$27,828	$1,536,038	$1,563,866	$611	$22,483

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

At September 30, 2013 and December 31, 2012, the allowance related to TDRs was $604,000 and $494,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At September 30, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

During the first nine months of 2013, the Company modified nine loans as TDRs, which had current balances of $1.2 million at September 30, 2013. During the first nine months of 2012, the Company modified seven loans with current balances of $1.7 million at September 30, 2012. The modification of these loans as TDRs did not have a material financial effect on the Company. Loans restructured due to credit difficulties that are now performing were $5.4 million at September 30, 2013 and $4.7 million at December 31, 2012. The Company had one TDR that subsequently defaulted during the first nine months of 2013, which had a current balance of $550,000 at September 30, 2013. The Company had no TDRs that subsequently defaulted during the first nine months of 2012.

The following is a summary of accruing and non-accruing TDRs by portfolio segment as of the following dates:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
September 30, 2013
Residential real estate	24	$3,940	$4,099	$3,900
Commercial real estate	9	2,844	2,897	2,574
Commercial	5	386	386	375
Consumer	1	3	3	1
Total	39	$7,173	$7,385	$6,850
December 31, 2012
Residential real estate	20	$3,305	$3,434	$3,286
Commercial real estate	6	2,602	2,649	2,344
Commercial	3	303	303	236
Consumer	1	3	3	2
Total	30	$6,213	$6,389	$5,868

Impaired loans consist of non-accrual loans and TDRs. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of the following dates and for the periods then ended:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With an allowance recorded:
Residential real estate	$10,746	$10,746	$1,655	$10,457	$32	$10,130	$91
Commercial real estate	8,497	8,497	686	6,503	9	4,976	18
Commercial	2,347	2,347	177	2,606	3	2,721	6
Home equity	1,263	1,263	449	1,245	—	1,307	—
Consumer	480	480	81	481	—	466	—
Ending Balance	$23,333	$23,333	$3,048	$21,292	$44	$19,600	$115
Without allowance recorded:
Residential real estate	$3,313	$4,439	$—	$2,816	$9	$2,908	$22
Commercial real estate	2,519	3,167	—	3,663	10	3,750	56
Commercial	1,022	1,213	—	907	2	699	8
Home equity	258	450	—	291	—	356	—
Consumer	18	38	—	7	—	3	—
Ending Balance	$7,130	$9,307	$—	$7,684	$21	$7,716	$86
Total impaired loans	$30,463	$32,640	$3,048	$28,976	$65	$27,316	$201

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With related allowance recorded:
Residential real estate	$11,021	$11,021	$2,255	$10,585	$114
Commercial real estate	4,296	4,296	265	5,551	—
Commercial	2,971	2,971	286	3,927	—
Home equity	1,236	1,236	261	1,289	—
Consumer	257	257	39	239	—
Ending Balance	$19,781	$19,781	$3,106	$21,591	$114
Without related allowance recorded:
Residential real estate	$2,784	$3,841	$—	$2,548	$26
Commercial real estate	3,672	4,127	—	2,056	33
Commercial	639	956	—	389	13
Home equity	279	550	—	617	—
Consumer	2	2	—	6	—
Ending Balance	$7,376	$9,476	$—	$5,616	$72
Total impaired loans	$27,157	$29,257	$3,106	$27,207	$186

NOTE 5 – GOODWILL, CORE DEPOSIT AND TRUST RELATIONSHIP INTANGIBLES

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain acquisitions of other businesses in prior years. The changes in goodwill, core deposit intangible and trust relationship intangible for the nine months ended September 30, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
Balance at December 31, 2012	$40,902	$6,734	$47,636
2013 activity	—	—	—
Balance at September 30, 2013	$40,902	$6,734	$47,636

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2012	$17,300	$(12,014)	$5,286	$753	$(376)	$377
2013 amortization	—	(806)	(806)	—	(57)	(57)
Balance at September 30, 2013	$17,300	$(12,820)	$4,480	$753	$(433)	$320

The following table reflects the expected amortization of intangible assets over the remaining estimated useful life (assuming no acquisitions, divestitures, or impairment) as of September 30, 2013:

	Core Deposit Intangible	Trust Relationship Intangible
2013	$268	$19
2014	1,073	75
2015	1,073	75
2016	1,073	75
2017	993	76
Total unamortized intangible assets	$4,480	$320

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company maintains an unfunded, non-qualified supplemental executive retirement plan for certain officers and provides medical and life insurance to certain eligible retired employees.  The components of net period benefit cost for the periods ended September 30, 2013 and 2012 were as follows:

Supplemental Executive Retirement Plan

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net period benefit cost
Service cost	$82	$67	$246	$201
Interest cost	94	102	282	306
Recognized net actuarial loss	56	29	168	87
Recognized prior service cost	5	5	15	15
Net period benefit cost (1)	$237	$203	$711	$609

Other Postretirement Benefit Plan

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net period benefit cost
Service cost	$19	$17	$57	$51
Interest cost	35	37	105	111
Recognized net actuarial loss	11	8	33	24
Net period benefit cost (1)	$65	$62	$195	$186

(1) Presented within the consolidated statements of income in salaries and employee benefits.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available-for-sale:  The fair value of debt securities available-for-sale is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of debt securities is classified as Level 2.

Trading Account Assets:  Trading account assets are invested in mutual funds and classified as Level 1 based upon quoted prices.

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs.  The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
September 30, 2013
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$29,200	$—	$29,200
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	360,208	—	360,208
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	386,346	—	386,346
Private issue collateralized mortgage obligations	—	7,489	—	7,489
Trading account assets	2,309	—	—	2,309
Loans held for sale	—	1,313	—	1,313
Customer interest rate swap agreements	—	192	—	192
Financial Liabilities:
Interest rate swap agreements	—	5,560	—	5,560
Customer interest rate swap agreements	—	192	—	192
December 31, 2012
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$—	$33,040	$—	$33,040
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	—	358,148	—	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	—	381,688	—	381,688
Private issue collateralized mortgage obligations	—	8,174	—	8,174
Trading account assets	2,300	—	—	2,300
Customer interest rate swap agreements	—	496	—	496
Financial Liabilities:
Interest rate swap agreements	—	11,084	—	11,084
Customer interest rate swap agreements	—	496	—	496

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013. The Company’s procedure for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the Company measures impairment in accordance with GAAP. Impaired loans are measured using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; (iii) or the fair value of the collateral. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the ALL. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense on the consolidated statements of income. Certain assets require assumptions, such as expected future cash flows, that are not observable in an active market in determination of fair value and are classified as Level 3.

Assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 are included below:

	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)	Total
September 30, 2013
Assets:
Collateral-dependent impaired loans (1)	$—	$—	$13,006	$13,006
Other real estate owned	—	—	1,802	1,802
Mortgage servicing rights	—	1,463	—	1,463
December 31, 2012
Assets:
Collateral-dependent impaired loans (1)	$—	$—	$9,183	$9,183
Other real estate owned	—	—	1,313	1,313
Mortgage servicing rights	—	879	—	879

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range
September 30, 2013
Collateral-dependent impaired loans: (1)
Partially charged-off	$4,246	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	8,760	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	1,802	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%
December 31, 2012
Collateral-dependent impaired loans:(1)
Partially charged-off	$3,524	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
Specifically reserved	5,659	Market approach appraisal of collateral	Management adjustment of appraisal	— (2)
Other real estate owned	1,313	Market approach appraisal of collateral	Management adjustment of appraisal	10 – 30%
			Estimated selling cost	6 – 10%

(1)	Does not include impaired loans that are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.

(2)	The specific reserve for collateral-dependent impaired loans is determined by any deficit of 75% of collateral value over the recorded investment.

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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at September 30, 2013:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$57,086	$57,086	$57,086	$—	$—
Securities available-for-sale	783,243	783,243	—	783,243	—
FHLB and Federal Reserve Bank stock	19,724	19,724	19,724	—	—
Trading account assets	2,309	2,309	2,309	—	—
Loans held for sale	1,313	1,313	—	1,313	—
Residential real estate loans	557,009	572,253	—	—	572,253
Commercial real estate loans	518,542	519,587	—	—	519,587
Commercial loans	171,054	170,846	—	—	170,846
Home equity loans	302,318	303,794	—	—	303,794
Consumer loans	18,362	18,743	—	—	18,743
Mortgage servicing rights	730	1,463	—	1,463	—
Interest receivable	5,678	5,678	—	5,678	—
Investment in trust preferred securities affiliates	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	192	192	—	192	—
Financial liabilities:
Deposits	1,973,364	1,977,585	1,439,307	538,278	—
FHLB advances	96,130	99,374	—	99,374	—
Commercial repurchase agreements	30,154	32,311	—	32,311	—
Other borrowed funds	177,172	177,172	177,172	—	—
Junior subordinated debentures	43,896	43,896	—	43,896	—
Interest payable	560	560	560	—	—
Interest rate swap agreements	5,560	5,560	—	5,560	—
Customer interest rate swap agreements	192	192	—	192	—

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2012:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$58,290	$58,290	$58,290	$—	$—
Securities available-for-sale	781,050	781,050	—	781,050	—
FHLB and Federal Reserve Bank stock	21,034	21,034	21,034	—	—
Trading account assets	2,300	2,300	2,300	—	—
Residential real estate loans	564,184	591,139	—	—	591,139
Commercial real estate loans	501,037	492,602	—	—	492,602
Commercial loans	183,680	179,519	—	—	179,519
Home equity loans	275,498	277,194	—	—	277,194
Consumer loans	16,423	16,866	—	—	16,866
Mortgage servicing rights	542	879	—	879	—
Interest receivable	6,215	6,215	—	6,215	—
Investment in trust preferred securities affiliates	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	496	496	—	496	—
Financial liabilities:
Deposits	1,929,469	1,936,446	1,339,290	597,156	—
FHLB advances	56,404	60,813	—	60,813	—
Commercial repurchase agreements	66,187	69,067	—	69,067	—
Other borrowed funds	193,753	193,753	193,753	—	—
Junior subordinated debentures	43,819	43,819	—	43,819	—
Interest payable	905	905	905	—	—
Interest rate swap agreements	11,084	11,084	—	11,084	—
Customer interest rate swap agreements	496	496	—	496	—

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

As of September 30, 2013, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies on the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	September 30, 2013	December 31, 2012
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$320,993	$277,373
Commercial and commercial real estate	15,072	20,016
Residential	12,600	9,497
Letters of credit	2,106	1,836
Other commitments	2,228	16,845
Derivative Financial Instruments:
Forward mortgage loan sale commitments	3,259	—
Derivative mortgage loan commitments	2,000	—
Customer loan swaps	15,802	16,093
Interest rate swaps	43,000	43,000

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

Interest Rate Swaps
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable- for fixed- interest rate swap agreements on its junior subordinated debentures and $6.0 million in cash held as collateral. The terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at September 30, 2013 was a liability of $5.6 million. As this instrument qualifies as a highly effective cash flow hedge, the change in the fair value of the interest rate swaps for the nine months ended September 30, 2013 of $3.6 million, net of tax, was recorded in other comprehensive income on the consolidated statements of comprehensive income. Net payments under the swap transactions were $1.3 million in the first nine months of 2013, and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

Customer Derivatives
The Company has a notional amount of $7.9 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk.

Forward Commitments to Sell Residential Mortgage Loans
The Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. At September 30, 2013, the Company had $3.3 million of forward commitments to sell residential mortgages. At September 30, 2013, these forward commitments were in an unrealized loss position of $38,000 and recognized within the consolidated statements of income. At December 31, 2012, the Company had no outstanding commitments to sell mortgages.

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate locks or forward commitments. At September 30, 2013, the Company had $2.0 million of mortgage loans with rate lock commitments. At September 30, 2013, these interest rate locks were in an unrealized gain position of $38,000 and were recognized within the consolidated statements of income as the Company intends to sell the related loans.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The clarifications provided in ASU No. 2013-01 did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This ASU improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Other than matters of presentation, the adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends Topic 815 to permit the Fed Funds Effective Swap Rate to be used as a United States benchmark interest rate for hedge accounting purposes. The ASU seeks to provide another acceptable United States benchmark interest rate to provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate when applying the guidance of Topic 815. The amendments are effectively prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendments provided in ASU No. 2013-10 did not have a material effect on the Company's consolidated financial statements.
NOTE 11 – SUBSEQUENT BRANCH DIVESTITURE

On October 4, 2013, Camden National Bank (the "Bank"), a subsidiary of Camden National Corporation, completed its divestiture of its Farmington, Kingfield, Phillips, Rangeley and Stratton branches. Included in the transaction are branch deposits of $85.9 million, business loans and certain consumer loans of $46.0 million and real estate and equipment of $602,000. The purchase price represents a 3.5% premium on deposits, par value on the loan portfolio and book value for the real estate. The Company will recognize approximately $3.0 million of additional pre-tax income in the fourth quarter of 2013.

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•
continued weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, an increase in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of September 30, 2013 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. The Corporate Risk Management group reviews the ALL on a monthly basis with the board of directors of Camden National Bank (the "Bank"), a subsidiary of Camden National Corporation. A more comprehensive review of the ALL is reviewed with the Company’s board of directors, as well as the Bank’s board of directors, on a quarterly basis.

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

Accounting for Postretirement Plans. We use a December 31st measurement date to determine postretirement expenses for the upcoming calendar year and related financial disclosure information. Once determined, the related expenses are accrued evenly over the plan year. Postretirement plan expense is sensitive to changes in the number of eligible employees (and their related demographics) and to changes in the discount rate and other expected rates, such as medical cost trends rates. As with the computations on plan expense, cash contribution requirements are also sensitive to such changes.

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

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2010 through 2012 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Non-Generally Accepted Accounting Principles (“non-GAAP”) Financial Measures and Reconciliation to GAAP
In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, and tax equivalent net interest income. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding prepayment penalties and branch acquisition and divestiture costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis plus total non-interest income excluding net gains or losses on sale of securities and OTTI (the denominator).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Non-interest expense, as presented	$15,199	$13,370	$47,347	$40,268
Less branch acquisition/divestiture costs	47	396	279	704
Less prepayment fees on borrowings	—	—	—	728
Adjusted non-interest expense	$15,152	$12,974	$47,068	$38,836

Net interest income, as presented	$18,707	$18,447	$57,125	$55,184
Effect of tax-exempt income	203	250	618	760
Non-interest income	6,475	5,038	19,187	16,020
Less gains on sale of securities, net of other-than-temporary impairments	647	187	785	1,059
Adjusted net interest income plus non-interest income	$24,738	$23,548	$76,145	$70,905

Non-GAAP efficiency ratio	61.25%	55.10%	61.81%	54.77%
GAAP efficiency ratio	60.36%	56.93%	62.04%	56.55%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net interest income, as presented	$18,707	$18,447	$57,125	$55,184
Effect of tax-exempt income	203	250	618	760
Net interest income, tax equivalent	$18,910	$18,697	$57,743	$55,944

Return on Average Tangible Shareholders' Equity. Return on tangible shareholders' equity is the ratio of (i) net income, adjusted for tax-effected amortization of intangible assets to (ii) average shareholders’ equity less average goodwill and other intangibles. The following table reconciles return on average tangible shareholders' equity to return on average shareholders' equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Net income	$6,366	$6,255	$18,359	$19,250
Tax-effected amortization of intangible assets	188	94	561	281
Net income, adjusted	6,554	6,349	18,920	19,531
Average shareholders’ equity	228,909	228,370	233,398	224,479
Less average goodwill and other intangibles	52,572	44,552	52,861	44,764
Average tangible shareholders’ equity	$176,337	$183,818	$180,537	$179,715
Return on average tangible shareholders' equity (annualized)	14.74%	13.74%	14.01%	14.52%
Return on average shareholders' equity (annualized)	11.03%	10.90%	10.52%	11.45%

EXECUTIVE OVERVIEW

During the third quarter of 2013, we earned net income of $6.4 million, an increase of 2% from $6.3 million earned the same period a year ago. Net income for the nine months ended September 30, 2013 was $18.4 million, representing a 5% decrease compared to net income of $19.3 million for the nine months ended September 30, 2012. Earnings for the three and nine months ended September 30, 2013 reflect the operating costs associated with the addition of 14 branches acquired during the fourth quarter of 2012.

On May 29, 2013, the Bank entered into a definitive agreement with Skowhegan Savings Bank to sell the Bank's Farmington, Kingfield, Phillips, Rangeley and Stratton branches. On October 4, 2013, the divestiture of the five branches was successfully completed with the sale of branch deposits of approximately $85.9 million, business loans and certain consumer loans of $46.0 million and real estate and equipment of $602,000. The purchase price represents a 3.5% premium on deposits, par value on the loan portfolio and book value for the real estate. We will recognize approximately $3.0 million of additional pre-tax income in the fourth quarter of 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012:

Net income of $18.4 million for the nine months ended September 30, 2013 decreased $891,000, or 5%, compared to the same period of 2012.  Diluted earnings per share decreased $0.11 to $2.39, compared to the first nine months of 2012. For the first nine months of 2013, the Company achieved a return on average assets of 0.95%, a return on average tangible shareholders' equity of 13.60%, a net interest margin of 3.21%, and a non-GAAP efficiency ratio of 61.81%. The following were major factors contributing to the results of the first nine months of 2013 compared to the same period in 2012:

•
Net interest income on a fully-taxable equivalent basis of $57.7 million for the first nine months ended September 30, 2013, increased $1.8 million, or 3%, primarily due to a decrease in the average cost of funds of 28 basis points. The decrease in our cost of funds reflects the benefit of the branch acquisition as we shifted our funding base from higher cost borrowings to lower cost deposits.

•	The provision for credit losses decreased $674,000 to $2.0 million due to lower charge-offs and improved credit quality factors.

•
Non-interest income increased $3.2 million, or 20%, primarily due to the growth in deposit-related and other service fees associated with the acquired deposit accounts. In addition, mortgage banking income increased $775,000, primarily as a result of an increase in sales of 30-year fixed-rate mortgages to the secondary market and associated gains recognized of $684,000, which is an increase of $416,000 compared to the same period last year.

•
Non-interest expense increased $7.1 million, or 18%, primarily due to the incremental operating costs associated with the 14 branches acquired in the fourth quarter of 2012. These incremental costs largely consists of salaries and benefits, data processing costs, facilities expenses, amortization of intangible assets, and other expenses. The increase was partially offset by a reduction in non-recurring transaction related costs associated with the branch acquisition and other real estate owned and collection costs of $425,000 and $339,000, respectively.

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Net income of $6.4 million for the three months ended September 30, 2013 increased $111,000, or 2%, compared to the three months ended September 30, 2012.  Diluted earnings per share increased one cent to $0.83, compared to the third quarter of 2012. The following were major factors contributing to the results of the three months ended September 30, 2013 compared to the same period a year ago:

•
Net interest income on a fully-taxable equivalent basis of $18.9 million increased $213,000, or 1%, compared to the same period for 2012 primarily due to a decrease in the average cost of funds of 24 basis points. The decrease in our cost of funds reflects the benefit of the branch acquisition as we shifted our funding base from higher cost borrowings to lower cost deposits.

•	The provision for credit losses decreased $203,000 to $665,000 due to improved asset quality measures.

•
Non-interest income increased $1.4 million, or 29%, compared to the same period of 2012 primarily due to the growth in deposit-related and other service fees of $929,000 related to the new customer accounts from the branch acquisition in the fourth quarter of 2012 and an increase in net gains from the sale of securities of $460,000.

•
Non-interest expense increased $1.8 million, or 14%, compared to the same period of 2012. The increase reflects the incremental associated costs inherent with the addition of new branch locations in the fourth quarter of 2012. These costs include salaries and benefits for new employees and general operating costs, including facility-related costs. The increase was partially offset by a decrease in non-recurring transaction-related costs of $349,000 as compared to the third quarter of 2012.

Financial condition at September 30, 2013 compared to December 31, 2012:

Total assets at September 30, 2013 were $2.6 billion, representing a $32.5 million increase, or 1%, since December 31, 2012. The growth in total assets was primarily driven by an increase in loans (excluding loans held for sale) of $26.1 million. Our loan growth is centered in the consumer and commercial real estate portfolios, which experienced increases of $29.9 million and $16.4 million, respectively. The growth in the consumer portfolio was led by our promotions on home equity lines and a short-term fixed-rate home equity product. Since year end, we experienced declines in our residential real estate and commercial portfolios of $7.8 million and $12.6 million, respectively. The residential real estate portfolio decreased primarily due to the sale of $28.2 million in 30-year fixed-rate production to manage our interest rate risk profile.

Total deposits at September 30, 2013 of $2.0 billion increased $43.9 million, or 2%, since December 31, 2012. The increase is primarily driven by an increase in core deposits (demand, interest checking, savings, and money market) of $80.8 million, offset by a decrease in retail certificates of deposit of $39.2 million. The increase in core deposits was the result of normal business with customers and large deposits received from our municipal relationships in the third quarter of 2013.

The following are other key highlights of the Company's financial condition at September 30, 2013 compared to December 31, 2012:

•
Available-for-sale securities increased $2.2 million as a result of purchases of securities of $152.7 million, of which $14.4 million had not settled as of September 30, 2013, proceeds from the sale and maturities of securities of $121.8 million and realized gains of $785,000, net amortization of securities of $1.7 million, and a decline in market value of $27.7 million related to the increase in long-term U.S. Treasury rates.

•
Shareholders' equity decreased $1.5 million, or 1%, primarily due to other comprehensive loss of $18.0 million on available-for-sale securities, net of tax, and dividends of $6.2 million, offset by other comprehensive income of $3.6 million on cash flow hedging derivatives, net of tax, and net income for the nine months ended September 30, 2013 of $18.4 million.

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

Nine Months Ended September 30, 2013 compared to September 30, 2012:

Net interest income was $57.7 million on a fully-taxable equivalent basis for the nine months ended September 30, 2013, compared to $55.9 million for the first nine months of 2012, an increase of $1.8 million, or 3%. The increase in net interest income was primarily due to the 28 basis point reduction in the average cost of funds. The cost of funds averaged 0.56% for the first nine months of 2013, compared to 0.84% for the same period in 2012. The decrease in the average cost of funds is a result of decreasing interest rates on deposits and other borrowings, while benefiting from a shift in our funding base from higher cost borrowings to lower cost deposits that is attributable to the branch acquisition in the fourth quarter of 2012. While we have benefited from a decrease in our average cost of funds, our yield on interest-earning assets has also decreased over the same time period due to the low interest rate environment. Our yield on interest-earning assets for the nine months ended September 30, 2013 decreased 45 basis points to 3.75%. As a result, our net interest margin on a fully-taxable equivalent basis has decreased 18 basis points to 3.21% as compared to the same period last year.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin for the nine months ended September 30, 2013 and 2012:

Year-to-Date Average Balance, Interest and Yield/Rate Analysis (unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$770,166	$12,571	2.18%	$615,233	$12,528	2.72%
Securities - nontaxable (1)	30,983	1,367	5.88%	38,106	1,637	5.73%
Trading account assets	2,258	14	0.83%	2,194	19	1.16%
Loans: (2)
Residential real estate	572,032	19,214	4.48%	574,134	20,695	4.81%
Commercial real estate	512,686	18,558	4.77%	488,142	18,263	4.92%
Commercial	175,572	5,805	4.36%	167,681	5,985	4.69%
Municipal (1)	12,464	400	4.29%	14,527	534	4.91%
Consumer	313,489	9,487	4.05%	285,522	9,497	4.44%
Total loans	1,586,243	53,464	4.47%	1,530,006	54,974	4.76%
Total interest-earning assets	2,389,650	67,416	3.75%	2,185,539	69,158	4.20%
Cash and due from banks	44,268			37,723
Other assets	167,284			153,818
Less allowance for loan losses	(23,233)			(23,146)
Total assets	$2,577,969			$2,353,934

Liabilities & Shareholders' Equity
Retail deposits:
Non-interest bearing demand deposits	$239,996	$—	—	$242,855	$—	—
Interest checking accounts	475,343	244	0.07%	319,463	251	0.10%
Savings accounts	236,712	99	0.06%	188,797	242	0.17%
Money market accounts	446,852	1,037	0.31%	357,938	1,568	0.59%
Certificates of deposit	400,211	2,981	1.00%	379,216	3,786	1.33%
Total retail deposits	1,799,114	4,361	0.32%	1,488,269	5,847	0.52%
Borrowings:
Brokered deposits	118,210	1,066	1.21%	123,959	1,299	1.40%
Junior subordinated debentures	43,858	1,894	5.77%	43,756	1,904	5.81%
Other borrowings	351,387	2,352	0.89%	438,954	4,164	1.27%
Total borrowings	513,455	5,312	1.38%	606,669	7,367	1.62%
Total funding liabilities	2,312,569	9,673	0.56%	2,094,938	13,214	0.84%
Other liabilities	32,002			34,517
Shareholders' equity	233,398			224,479
Total liabilities & shareholders' equity	$2,577,969			$2,353,934

Net interest income (fully-taxable equivalent)		57,743			55,944
Less: fully-taxable equivalent adjustment		(618)			(760)
Net interest income		$57,125			$55,184

Net interest rate spread (fully-taxable equivalent)			3.19%			3.36%
Net interest margin (fully-taxable equivalent)			3.21%			3.39%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Three Months Ended September 30, 2013 compared to September 30, 2012:

Net interest income was $18.9 million on a fully-taxable equivalent basis for the three months ended September 30, 2013, compared to $18.7 million for same period last year, an increase of $213,000, or 1%. The increase in net interest income was primarily due to the 24 basis point reduction in the average cost of funds. The cost of funds averaged 0.54% for the third quarter of 2013, compared to 0.78% for the same period in 2012. The decrease in the average cost of funds is a result of decreasing interest rates on deposits and other borrowings, while benefiting from a shift in our funding base from higher cost borrowings to lower cost deposits that is attributable to the branch acquisition in the fourth quarter of 2012. While we have benefited from a decrease in our average cost of funds, our yield on interest-earning assets has also decreased over the same time period due to the low interest rate environment. Our yield on interest-earning assets for the three months ended September 30, 2013 decreased 40 basis points to 3.65%. As a result, our net interest margin on a fully-taxable equivalent basis has decreased 17 basis points to 3.13% as compared to the same period last year.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin for the three months ended September 30, 2013 and 2012:

Quarterly Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Three Months Ended			At or for the Three Months Ended
	September 30, 2013			September 30, 2012
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$765,635	$4,126	2.16%	$667,341	$4,199	2.52%
Securities - nontaxable (1)	30,481	450	5.91%	36,608	529	5.78%
Trading account assets	2,291	2	0.43%	2,205	9	1.62%
Loans: (2)
Residential real estate	568,099	6,043	4.25%	569,569	6,685	4.69%
Commercial real estate	522,932	6,256	4.68%	497,051	6,139	4.83%
Commercial	171,350	1,870	4.27%	165,263	1,957	4.63%
Municipal (1)	12,850	132	4.08%	16,478	187	4.51%
Consumer	322,912	3,215	3.95%	288,384	3,181	4.39%
Total loans	1,598,143	17,516	4.33%	1,536,745	18,149	4.67%
Total interest-earning assets	2,396,550	22,094	3.65%	2,242,899	22,886	4.05%
Cash and due from banks	44,307			40,944
Other assets	168,792			152,713
Less: allowance for loan losses	(23,041)			(23,059)
Total assets	$2,586,608			$2,413,497

Liabilities & Shareholders' Equity
Retail deposits:
Non-interest bearing demand deposits	$264,147	$—	$—	$210,203	$—	$—
Interest checking accounts	480,674	86	0.07%	401,204	95	0.09%
Savings accounts	243,583	35	0.06%	196,507	61	0.12%
Money market accounts	438,831	326	0.29%	367,532	512	0.55%
Certificates of deposit	386,052	982	1.01%	368,505	1,188	1.28%
Total retail deposits	1,813,287	1,429	0.31%	1,543,951	1,856	0.48%
Borrowings:
Brokered deposits	105,625	351	1.32%	111,518	362	1.29%
Junior subordinated debentures	43,884	637	5.76%	43,781	634	5.76%
Other borrowings	367,240	767	0.83%	449,622	1,337	1.18%
Total borrowings	516,749	1,755	1.35%	604,921	2,333	1.53%
Total funding liabilities	2,330,036	3,184	0.54%	2,148,872	4,189	0.78%
Other liabilities	27,663			36,255
Shareholders' equity	228,909			228,370
Total liabilities & shareholders' equity	$2,586,608			$2,413,497

Net interest income (fully-taxable equivalent)		18,910			18,697
Less: fully-taxable equivalent adjustment		(203)			(250)
Net interest income		$18,707			$18,447

Net interest rate spread (fully-taxable equivalent)			3.11%			3.27%
Net interest margin (fully-taxable equivalent)			3.13%			3.30%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the nine months ended September 30, 2013 and 2012 was $2.0 million and $2.7 million, respectively. The provision for credit losses for the three months ended September 30, 2013 and 2013 was $665,000 and $868,000, respectively. Please see the caption “Financial Condition—Asset Quality” below for additional discussion regarding the ALL.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Service charges on deposit accounts	$1,750	$1,386	$364	26%	$5,189	$3,857	$1,332	35%
Other service charges and fees	1,568	1,003	565	56%	4,510	2,804	1,706	61%
Income from fiduciary services	1,149	1,155	(6)	(1)%	3,567	3,883	(316)	(8)%
Mortgage banking income, net	93	8	85	1,063%	1,251	476	775	163%
Brokerage and insurance commissions	354	360	(6)	(2)%	1,175	1,109	66	6%
Bank-owned life insurance	334	353	(19)	(5)%	986	1,034	(48)	(5)%
Net gain on sale of securities and other-than-temporary impairment of securities	647	187	460	246%	785	1,059	(274)	(26)%
Other income	580	586	(6)	(1)%	1,724	1,798	(74)	(4)%
Total non-interest income	$6,475	$5,038	$1,437	29%	$19,187	$16,020	$3,167	20%

Non-interest income represents 25% and 22% of total revenues (net interest income and non-interest income) for the nine months ended September 30, 2013 and 2012, respectively. Non-interest income of $19.2 million for the nine months ended September 30, 2013 increased by $3.2 million, or 20%, compared to $16.0 million for the nine months ended September 30, 2012.

The significant changes in non-interest income for the nine months ended September 30, 2013 compared to the same period for 2012 include:

•
An increase in deposit-related service fees and other service charges and fees of $3.0 million. The primary driver for the increase is the new customer accounts from the branch acquisition in the fourth quarter of 2012;

•
An increase in mortgage banking income of $775,000, primarily due to gains recognized upon the sale of our 30-year fixed-rate mortgages to the secondary market and the retention of the associated mortgage servicing rights; and

•	A decrease in net gain on sale of securities and other-than-temporary impairment of securities of $274,000 due to fewer sales.

Non-interest income represents 26% and 22% of total revenues (net interest income and non-interest income) for the three months ended September 30, 2013 and 2012, respectively. Non-interest income of $6.5 million for the three months ended September 30, 2013 increased by $1.4 million, or 29%, compared to $5.0 million for the three months ended September 30, 2012.

The significant changes in non-interest income for the three months ended September 30, 2013 compared to the same period for 2012 include:

•
An increase in deposit-related service fees and other service charges and fees of $929,000. The primary driver for the increase is the new customer accounts from the branch acquisition in the fourth quarter of 2012; and

•	An increase in net gain on sale of securities and other-than-temporary impairment of securities of $460,000 from the sale of securities.

Non-Interest Expense
Non-interest expense increased $1.8 million, or 14%, and $7.1 million, or 18%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods for 2012.

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$8,115	$7,270	$845	12%	$24,437	$21,150	$3,287	16%
Furniture, equipment and data processing	1,668	1,131	537	47%	5,203	3,555	1,648	46%
Net occupancy	1,242	930	312	34%	4,201	3,061	1,140	37%
Other real estate owned and collection costs, net	489	571	(82)	(14)%	1,355	1,694	(339)	(20)%
Consulting and professional fees	504	408	96	24%	1,636	1,351	285	21%
Regulatory assessments	496	450	46	10%	1,495	1,317	178	14%
Amortization of intangible assets	289	144	145	101%	863	433	430	99%
Branch acquisition/divestiture costs	47	396	(349)	(88)%	279	704	(425)	(60)%
Other expenses	2,349	2,070	279	13%	7,878	7,003	875	12%
Total Non-Interest Expense	$15,199	$13,370	$1,829	14%	$47,347	$40,268	$7,079	18%

The significant changes in non-interest expense for the nine months ended September 30, 2013, compared to the same period for 2012 include:

•	An increase in salaries and employee benefits of $3.3 million, or 16%, due to an increase in headcount at the Company, primarily related to the new positions associated with the branch acquisition;

•
An increase in furniture, equipment and data processing of $1.6 million, or 46%, primarily related to an increase in equipment maintenance and depreciation expense and on-line banking costs of $688,000 and $520,000, respectively, largely due to the addition of 14 new branches in the fourth quarter of 2012, and conversion of our core operating system for Acadia Trust, N.A. ("Acadia Trust") of $161,000;

•
An increase in net occupancy of $1.1 million, or 37%, primarily due to the increased costs associated with supporting additional branch facilities, closing one leased facility, and an increase in general building maintenance costs; and

•
An increase in other expenses of $875,000, or 12%, primarily related to an increase in debit card costs of $360,000 as our customer-base grew due to the branch acquisition in the fourth quarter of 2012, and an increase in miscellaneous operating costs, including, but not limited to, supplies, communication, and training costs also due to an increase in headcount and branch locations. This increase was partially offset by a decrease in prepayment fees on borrowings of $728,000.

The significant changes in non-interest expense for the three months ended September 30, 2013, compared to the same period for 2012 include:

•	An increase in salaries and employee benefits of $845,000, or 12%, due to an increase in headcount at the Company, primarily related to the new positions associated with the branch acquisitions;

•
An increase in furniture, equipment and data processing of $537,000, or 47%, primarily related to an increase in equipment maintenance and depreciation expense and on-line banking banking costs of $205,000 and $156,000, respectively, largely due to the addition of 14 new branches in the fourth quarter of 2012, and an increase in vendor costs of $100,000 as data processing for Acadia Trust transitioned from in-house to external; and

•
An increase in other expenses of $279,000, or 13% is primarily related to an increase in debit card costs of $175,000 as our customer-base grew due to the branch acquisition in the fourth quarter of 2012, and an increase in miscellaneous operating costs, including, but not limited to, supplies, communication, and training costs also due to an increase in headcount and branch locations.

FINANCIAL CONDITION

Overview
Total assets at September 30, 2013 were $2.6 billion, an increase of $32.5 million, or 1%, from December 31, 2012. The growth in total assets was primarily due to an increase in total loans (excluding loans held for sale) of $26.1 million. Total liabilities increased $34.0 million, or 1%, since December 31, 2012. The increase in total liabilities is driven by an increase in total deposits of $43.9 million, offset by a decrease in total borrowings and accrued interest and other liabilities of $9.9 million. Total shareholders’ equity decreased $1.5 million, or 1%, since December 31, 2012 due to accumulated other comprehensive losses of $14.3 million and dividends of $6.2 million, offset by year-to-date earnings as of September 30, 2013 of $18.4 million.

For the first nine months of 2013 average total assets were $2.6 billion. This is in increase of $224.0 million, or 10%, compared to the same period for 2012. The growth in average total assets was fueled by increases in our average investment and loan balances of $147.9 million and $56.2 million, respectively. The increase in our investment portfolio, which accounted for 66% of average total assets growth, was due to the purchase of securities with a portion of the cash from the branch acquisition in the fourth quarter of 2012. Within our loan portfolio, the consumer and commercial real estate portfolios experienced the largest growth with increased average balances of $28.0 million and $24.5 million, respectively, followed by the commercial loan portfolio, which grew $7.9 million. Average residential real estate loan balances declined $2.1 million due to the sale of 30-year fixed-rate production to manage our interest rate risk profile. Average funding liabilities increased $217.6 million through the increase in deposits from the branch acquisition and organic deposit growth of 2%, partially offset by a reduction in total average borrowings of $93.2 million.

Investment Securities
We purchase and hold investment securities such as U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLB and Federal Reserve Bank (“FRB”) stock, investment grade corporate bonds and equities to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At September 30, 2013, our total holdings in investment securities were $803.0 million, an increase of $883,000, from December 31, 2012. During the first nine months of 2013, we purchased $152.7 million of securities, of which $14.4 million had not settled as of September 30, 2013, and we received proceeds from the sale of securities and maturities of $121.8 million and realized gains of $785,000.

Unrealized gains or losses on securities classified as available-for-sale (“AFS”) are recorded as adjustments to shareholders’ equity, net of tax, and are a component of other comprehensive income (loss) in the consolidated statement of comprehensive income. At September 30, 2013, we had $5.1 million of unrealized losses on AFS securities, net of tax, compared to $12.9 million of unrealized gains, net of taxes, at December 31, 2012. The fair value of the AFS securities shifted to a loss position as a result of an increase in long term bond rates since December 31, 2012.

Within our AFS portfolio, we held senior tranches of non-agency collateralized mortgage obligations (“non-agency”), which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At September 30, 2013, our non-agencies had a total fair value of $7.5 million and $211,000 in net unrealized losses. We believe that the decline in the fair values is temporary and does not reflect deterioration in the securities. We have the intent and ability to hold these securities until recovery and we will continue to evaluate the unrealized losses within our portfolio each quarter to determine if the impairment is other than temporary.

Each month we determine if a security has OTTI by evaluating the present value of projected credit losses that result from a discounted cash flow analysis. The analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests, which are performed monthly on higher risk investments (non-investment grade and/or coverage ratio of less than 1.00), use current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from the Bloomberg and FTN Financial models, which enables management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. We review the significant inputs of the discounted cash flow analysis to ensure reasonableness and a prudent measure; we compare the Bloomberg assumptions to the assumptions used by FTN Financial, which is a division of First Tennessee Bank. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows. Based on the results of this analysis, we did not record any OTTI write-down during the nine months ended September 30, 2013.

Federal Home Loan Bank Stock
We are required to maintain a level of investment in FHLB of Boston (“FHLBB”) stock based on the level of our FHLBB advances. As of September 30, 2013, our investment in FHLBB stock totaled $18.8 million. No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The FHLBB repurchased $1.3 million of FHLBB stock from the Company in 2013.

Loans
We provide loans primarily to customers located within our geographic market area. At September 30, 2013, total loans of $1.6 billion (excluding loans held-for-sale) increased $26.1 million from December 31, 2012. Loan growth was centered in our consumer and commercial real estate portfolios, which experienced increases of $29.9 million and $16.4 million, respectively. The growth in the consumer portfolio was led by our promotions on home equity lines and a short-term fixed-rate home equity product. Since December 31, 2012, we experienced decreases in our residential real estate and commercial portfolios of $7.8 million and $12.6 million, respectively. The residential real estate portfolio decreased primarily due to the sale of $28.2 million in 30-year fixed-rate production to manage our interest rate risk profile.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in Thousands)	2013	2012
Non-accrual loans
Residential real estate	$10,224	$10,584
Commercial real estate	9,847	6,719
Commercial	2,994	3,409
Consumer and home equity loans	2,018	1,771
Total non-accrual loans	25,083	22,483
Accruing loans past due 90 days	24	611
Accruing renegotiated loans not included above	5,379	4,674
Total non-performing loans	30,486	27,768
Other real estate owned	1,802	1,313
Total non-performing assets	$32,288	$29,081
Non-performing loans to total loans	1.92%	1.78%
Allowance for credit losses to non-performing loans	74.42%	83.15%
Non-performing assets to total assets	1.24%	1.13%
Allowance for credit losses to non-performing assets	70.27%	79.40%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2013, potential problem loans amounted to approximately $120,000 as compared to $2.2 million at December 31, 2012.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30,	December 31,
(Dollars in Thousands)	2013	2012
Loans 30-89 days past due:
Residential real estate	$1,419	$1,658
Commercial real estate	833	2,618
Commercial	529	1,043
Consumer and home equity loans	1,207	2,721
Total loans 30-89 days past due	$3,988	$8,040
Loans 30-89 days past due to total loans	0.25%	0.51%

Allowance for Loan Losses. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first nine months of 2013, there were no significant changes to the allowance assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012
Allowance at the beginning of the period	$23,044	$23,011
Provision for loan losses	2,051	2,676
Charge-offs:
Residential real estate loans	687	1,024
Commercial real estate	762	209
Commercial loans	823	1,146
Consumer and home equity loans	598	987
Total loan charge-offs	2,870	3,366
Recoveries:
Residential real estate loans	5	73
Commercial real estate loans	106	219
Commercial loans	275	205
Consumer and home equity loans	50	33
Total loan recoveries	436	530
Net charge-offs	(2,434)	(2,836)
Allowance at the end of the period	$22,661	$22,851
Components of allowance for credit losses:
Allowance for loan losses	$22,661	$22,851
Liability for unfunded credit commitments	28	51
Balance of allowance for credit losses at end of the period	$22,689	$22,902
Average loans outstanding	$1,586,243	$1,530,006
Net charge-offs (annualized) to average loans outstanding	0.20%	0.25%
Provision for credit losses (annualized) to average loans outstanding	0.17%	0.24%
Allowance for credit losses to total loans	1.43%	1.49%
Allowance for credit losses to net charge-offs (annualized)	699.11%	605.54%
Allowance for credit losses to non-performing loans	74.42%	89.18%
Allowance for credit losses to non-performing assets	70.27%	87.16%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken, as well as migration within the overall loan portfolio. During the first nine months of 2013, the Company provided $2.0 million of expense to the ALL compared to $2.7 million for the same period in 2012. The decrease in the provision for loan losses was primarily due to improving asset quality trends. Annualized net charge-offs to average loans decreased to 0.20% at September 30, 2013 compared to 0.25% for September 30, 2012. While as a whole we have seen improving asset quality trends when compared to the same period a year ago, during the third quarter of 2013 we placed one large relationship on non-accrual status resulting in a higher level of non-performing assets. Through our analysis and review, we do not believe that this one relationship is indicative of a credit deterioration trend within our residential real estate and commercial real estate loan portfolios.

Overall, economic conditions in Maine experienced minimal change during the third quarter of 2013, with modest gains in the unemployment rate and real estate values. Weaknesses in the real estate markets persist, particularly in the residential real estate market, where consumers face employment uncertainty and increasing interest rates compared to 2012. Economic forecasts for Maine continue to push the state’s recovery out past 2015, lagging the national recovery by one to two years. However, the

Company has seen improved asset quality and lower losses during 2013.  As updated financial statements are being collected and analyzed on the heels of this year's tax season, indications are of a slightly improved general financial condition among commercial customers.  Auction activity has increased, resulting in more sales than transfers into OREO. We believe the ALL of $22.7 million, or 1.43% of total loans outstanding and 74.42% of total non-performing loans at September 30, 2013, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely be increased. The ALL was 1.49% of total loans outstanding and 89.18% of total non-performing loans at September 30, 2012.

Liabilities and Shareholders’ Equity
Total liabilities increased $34.0 million since December 31, 2012 to $2.4 billion at September 30, 2013.  Total deposits, including brokered deposits, increased $43.9 million since December 31, 2012. Core deposits (demand deposit, interest checking, savings and money market accounts) increased $80.8 million since December 31, 2012, while retail certificates of deposit decreased $39.2 million for the same period. The increase in core deposits was the result of normal business with customers and large deposits received from our municipal relationships in the third quarter of 2013. Short-term brokered deposits increased $2.2 million since December 31, 2012, while borrowings decreased $12.8 million since December 31, 2012. Coupled with decreasing interest rates, the increase in deposits and decrease in borrowings is driving the decrease in average funding costs for the first nine months of 2013 and is aiding the offset of our decreasing yield on interest-earnings assets.

Total shareholders’ equity decreased $1.5 million, or 1%, since December 31, 2012, primarily due to other comprehensive loss of $18.0 million on AFS securities, net of tax, and dividends of $6.2 million, offset by other comprehensive income of $3.6 million on cash flow hedging derivatives, net of tax, and net income for the nine months ended September 30, 2013 of $18.4 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	September 30, 2013	December 31, 2012
Return on average equity (annualized)	10.52%	10.31%
Average equity to average assets	9.05%	9.48%
Dividend payout ratio	33.80%	32.67%
Dividends declared per share	$0.81	$1.00
Book value per share	$30.38	$30.67

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2013 and 2012, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first nine months of 2013, average deposits (excluding brokered deposits) of $1.8 billion increased $310.8 million, compared to the same period in 2012, primarily due to the branch acquisition in the fourth quarter of 2012. We experienced growth in average balances of demand deposits and interest checking accounts of $153.0 million, money market accounts of $88.9 million, savings accounts of $47.9 million, and retail certificates of deposit of $21.0 million. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $98.1 million at September 30, 2013, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $513.5 million for the first nine months of 2013, a decrease of $93.2 million or 15%, from the same period in 2012, primarily due to the reduction in FHLBB term borrowings of $40.4 million as result of using proceeds from the branch acquisition to reduce borrowings and a decrease in commercial repurchase agreements of $34.2 million. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $764.9 million and $675.2 million at September 30, 2013 and 2012, respectively. The carrying value of securities pledged as collateral at the FHLBB was $3.9 million and $7.0 million at September 30, 2013 and 2012, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at September 30, 2013 and 2012. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2013. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and a note payable with a maturity date over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government sponsored enterprises. The Company has $10.0 million in other lines of credit with a maturity date of December 20, 2013. We had no outstanding balance on these lines of credit at September 30, 2013.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios and those of the Bank, exceeded regulatory guidelines at September 30, 2013, December 31, 2012 and September 30, 2012. The following table presents the Company's regulatory capital ratios at the periods indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
Tier 1 capital to risk-weighted assets	14.96%	14.31%	15.13%
Total capital to risk-weighted assets	16.21%	15.56%	16.39%
Tier 1 leverage capital ratio	9.24%	8.94%	9.57%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2013, $43.0 million of the trust preferred securities were included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $232.3 million, $233.8 million and $235.0 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, which amounted to 9%, 9% and 10% of total assets as of the respective dates. Total shareholders’ equity at September 30, 2013 decreased $1.5 million, or 1%, and $2.7 million, or 1%, from

December 31, 2012 and September 30, 2012, respectively. Shareholders' equity decreased primarily as a result of a decrease in other comprehensive income and dividends declared and issued to shareholders during the first nine months of 2013, partially offset by current year earnings of $18.4 million. The decrease in other comprehensive income was largely due to the change in fair value of our AFS securities due to the increase in long-term bond rates during 2013.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We paid dividends to shareholders in the aggregate amount of $6.1 million and $5.8 million for the nine-months period ended September 30, 2013 and 2012, respectively. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s board of directors from legally available funds.  The Bank declared dividends in the aggregate amount of $9.5 million and $9.8 million for the first nine months of 2013 and 2012, respectively. Under regulations prescribed by the Office of the Comptroller of the Currency (the “OCC”), without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

On September 24, 2013, the board of directors approved a common stock repurchase program for the repurchase of up to 250,000 shares of the Company's outstanding common stock. The program is expected to continue until the authorized number of shares is repurchased or the board of director's terminates the program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2013, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,106	$2,106	$—	$—	$—
Commercial Commitment Letters	15,072	15,072	—	—	—
Residential Loan Origination	12,600	12,600	—	—	—
Home Equity Line of Credit Commitments	320,993	90,532	8,179	19,504	202,778
Other Commitments to Extend Credit	2,228	2,228	—	—	—
Total	$352,999	$122,538	$8,179	$19,504	$202,778

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2013, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,337	$1,127	$1,736	$1,251	$1,223
Capital Leases	1,058	59	125	136	738
FHLBB Borrowings – Overnight	14,000	14,000	—	—	—
FHLBB Borrowings – Advances	96,130	40,000	36,130	20,000	—
Commercial Repurchase Agreements	30,154	—	25,000	5,154	—
Other Borrowed Funds	162,080	162,080	—	—	—
Junior Subordinated Debentures	43,896	—	—	—	43,896
Note Payable	35	35	—	—	—
Other Contractual Obligations	1,118	1,118	—	—	—
Total	$353,808	$218,419	$62,991	$26,541	$45,857

(1)	Excludes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $18,000.

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

We may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2013, we had the following variable- for fixed- interest rate swaps on the junior subordinated debentures:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At September 30, 2013, we had a notional amount of $7.9 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

At September 30, 2013, we had $3.3 million of forward commitments to sell residential mortgages in the secondary market. We enter into these arrangements to reduce the market risk of originating loans with the intention of selling in the secondary market. At September 30, 2013, we also had $2.0 million of mortgage loans with interest rate lock commitments to customers.

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

During the first nine months of 2013 and 2012, our NII sensitivity analysis reflected the following changes to NII assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in NII
Rate Change from Year 1 - Base	September 30, 2013	September 30, 2012
Year 1
+400 bp	(4.69)%	(1.50)%
+200 bp	(4.71)%	(1.50)%
-100 bp	(0.78)%	(0.90)%
Year 2
+400 bp	(10.56)%	(5.40)%
+200 bp	(5.61)%	(3.30)%
-100 bp	(6.54)%	(11.00)%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. The September 30, 2013 estimate includes the divestiture of our five branches in Franklin County, which was completed on October 4, 2013. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during the first nine months of 2013 was the accumulation of long-term assets funded primarily with short-term borrowings plus the continued repricing/replacement of assets' cash flows at today's lower rate levels at a faster pace than the decline in overall funding costs. The divestiture and subsequent smaller loan portfolio will put further pressure on the level of ongoing net interest income. Further into the simulation, the downward trend begins to levels out as asset yield erosion slows while long-term funding continues to reset into lower rates. The downward trend is steeper than the prior review for reasons mentioned, as well as the reduction in replacement yields on investment cash flows. If rates decline further, resulting in a flattening of the yield curve, net interest income remains close to the current rates scenario. However, the acceleration of asset cash flow would quickly outpace limited reductions in cost of funds and drive a sustained downward trend in net interest income. In a rising interest rate environment (up 200 bps/12 months), net interest income trends below the current rates scenario as increases to cost of funds outweigh delayed improvements to asset yields. By the end of Year 1, cost of funds have leveled while asset yields continue to cycle into the higher rate environment, producing an ongoing upward trend in net interest income. If market rate adjustments continue through Year 2, near term pressure on net interest income is intensified with greater benefit in the long term. A flattening of the yield curve would produce similar pressure in the interim with a longer recovery period.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s board of directors has approved hedging policy statements governing the use of these instruments. At September 30, 2013, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $7.9 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board and Management ALCOs monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS

The following Risk Factor is in addition to the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

We will become subject to more stringent capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

There have been no further material changes to the Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Purchases of equity securities by the issuer and affiliated purchasers

On September 24, 2013, the board of directors approved a common stock repurchase program for the repurchase of up to 250,000 shares of the Company's outstanding common stock. The program is expected to continue until the authorized number of shares is repurchased or the board of director's terminates the program.

There were no share repurchases during the three months ended September 30, 2013.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 8, 2013
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	November 8, 2013
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

(23.1)	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

(31.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(32.2)	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(101)	XBRL (Extensible Business Reporting Language)***

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.