Form 10-Q
period 2014-03-31
CAMDEN NATIONAL CORP
filed 2014-05-02
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Outstanding at April 28, 2014:  Common stock (no par value) 7,419,314 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Portland, Maine
May 2, 2014

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Number of Shares)	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$51,877	$51,355
Securities:
Available-for-sale securities, at fair value	797,242	808,477
Held-to-maturity securities, at amortized cost	6,973	—
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,417	19,724
Total securities	824,632	828,201
Trading account assets	2,308	2,488
Loans	1,620,186	1,580,402
Less: allowance for loan losses	(21,670)	(21,590)
Net loans	1,598,516	1,558,812
Goodwill and other intangible assets	49,032	49,319
Bank-owned life insurance	46,669	46,363
Premises and equipment, net	25,177	25,727
Deferred tax assets	15,632	16,047
Interest receivable	6,061	5,808
Other real estate owned	2,712	2,195
Other assets	18,050	17,514
Total assets	$2,640,666	$2,603,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$228,689	$241,866
Interest checking	457,301	453,909
Savings and money market	685,381	675,679
Retail certificates of deposit	334,081	343,034
Brokered deposits	131,227	99,336
Total deposits	1,836,679	1,813,824
Federal Home Loan Bank advances	56,094	56,112
Other borrowed funds	441,349	430,058
Junior subordinated debentures	43,947	43,922
Accrued interest and other liabilities	31,128	28,817
Total liabilities	2,409,197	2,372,733
Commitments and contingencies (Notes 6, 7, and 9)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,484,560 and 7,579,913 shares as of March 31, 2014 and December 31, 2013, respectively	43,684	47,783
Retained earnings	199,363	195,660
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(6,139)	(7,964)
Net unrealized losses on derivative instruments, net of tax	(3,625)	(2,542)
Net unrecognized losses on postretirement plans, net of tax	(1,814)	(1,841)
Total accumulated other comprehensive loss	(11,578)	(12,347)
Total shareholders’ equity	231,469	231,096
Total liabilities and shareholders’ equity	$2,640,666	$2,603,829

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and Per Share Data)	2014	2013
Interest Income
Interest and fees on loans	$16,780	$17,795
Interest on U.S. government and sponsored enterprise obligations	4,230	4,276
Interest on state and political subdivision obligations	294	305
Interest on federal funds sold and other investments	89	50
Total interest income	21,393	22,426
Interest Expense
Interest on deposits	1,551	1,819
Interest on borrowings	807	818
Interest on junior subordinated debentures	625	621
Total interest expense	2,983	3,258
Net interest income	18,410	19,168
Provision for credit losses	493	674
Net interest income after provision for credit losses	17,917	18,494
Non-Interest Income
Service charges on deposit accounts	1,469	1,684
Other service charges and fees	1,395	1,429
Income from fiduciary services	1,184	1,143
Brokerage and insurance commissions	478	412
Bank-owned life insurance	306	338
Mortgage banking income, net	72	574
Net gain on sale of securities	166	138
Other income	615	618
Total non-interest income	5,685	6,336
Non-Interest Expense
Salaries and employee benefits	7,980	8,361
Furniture, equipment and data processing	1,789	1,604
Net occupancy	1,380	1,552
Consulting and professional fees	518	547
Other real estate owned and collection costs	513	888
Regulatory assessments	481	499
Amortization of intangible assets	287	288
Branch Acquisition costs	—	161
Other expenses	2,177	2,600
Total non-interest expense	15,125	16,500
Income before income taxes	8,477	8,330
Income Taxes	2,762	2,668
Net Income	$5,715	$5,662

Per Share Data
Basic earnings per share	$0.76	$0.74
Diluted earnings per share	$0.75	$0.74
Weighted average number of common shares outstanding	7,528,751	7,627,691
Diluted weighted average number of common shares outstanding	7,551,785	7,643,267
 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net income	$5,715	$5,662
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities arising during the period, net of tax of ($1,041) and $1,507, respectively	1,933	(2,799)
Reclassification of gains included in net income, net of tax of $58 and $48, respectively(1)	(108)	(90)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	1,825	(2,889)
Net change in unrealized (losses) gains on cash flow hedging derivatives, net of tax of $583 and ($458), respectively	(1,083)	850
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($15) and ($25), respectively(2)	27	47
Other comprehensive income (loss)	769	(1,992)
Comprehensive income	$6,484	$3,670
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	5,662	—	5,662
Other comprehensive loss, net of tax	—	—	—	(1,992)	(1,992)
Stock-based compensation expense	—	173	—	—	173
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	13,207	(19)	—	—	(19)
Cash dividends declared ($0.27 per share)	—	—	(2,064)	—	(2,064)
Balance at March 31, 2013	7,635,957	$49,821	$184,749	$1,005	$235,575

Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	5,715	—	5,715
Other comprehensive income, net of tax	—	—	—	769	769
Stock-based compensation expense	—	176	—	—	176
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	18,174	118	—	—	118
Common stock repurchased	(113,527)	(4,393)	—	—	(4,393)
Cash dividends declared ($0.27 per share)	—	—	(2,012)	—	(2,012)
Balance at March 31, 2014	7,484,560	$43,684	$199,363	$(11,578)	$231,469

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Operating Activities
Net income	$5,715	$5,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	493	674
Depreciation and amortization expense	944	737
Investment securities amortization and accretion, net	411	623
Stock-based compensation expense	176	173
Amortization of intangible assets	287	288
Net gain on sale of investment securities	(166)	(138)
Net increase in other real estate owned valuation allowance and loss on disposition	15	7
Originations of mortgage loans held for sale	—	(10,988)
Proceeds from the sale of mortgage loans	—	9,687
Gain on sale of mortgage loans	—	(307)
Decrease in trading assets	180	56
(Increase) decrease in other assets	(1,278)	559
Decrease in other liabilities	(366)	(33)
Net cash provided by operating activities	6,411	7,000
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	33,205	41,365
Purchase of available-for-sale securities	(19,395)	(68,864)
Purchase of held-to-maturity securities	(5,976)	—
Net increase in loans	(40,892)	(15,302)
Purchase of Federal Home Loan Bank Stock	(693)	—
Proceeds from sale of Federal Home Loan Bank stock	—	1,310
Proceeds from the sale of other real estate owned	—	43
Recoveries of previously charged-off loans	237	228
Cash settlement in Branch Acquisition	—	(3,288)
Purchase of premises and equipment	(283)	(359)
Net cash used by investing activities	(33,797)	(44,867)
Financing Activities
Net increase in deposits	22,899	22,316
Repayments on Federal Home Loan Bank long-term advances	(18)	(122)
Net change in short-term Federal Home Loan Bank borrowings	44,000	52,800
Net decrease in other borrowed funds	(32,691)	(46,621)
Common stock repurchased	(4,355)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	118	(19)
Cash dividends paid on common stock	(2,045)	(1,909)
Net cash provided by financing activities	27,908	26,445
Net increase (decrease) in cash and cash equivalents	522	(11,422)
Cash and cash equivalents at beginning of year	51,355	58,290
Cash and cash equivalents at end of period	$51,877	$46,868
Supplemental information
Interest paid	$3,019	$3,481
Income taxes paid	1,500	300
Transfer from loans to other real estate owned	532	650
Common stock repurchased but unsettled	358	—
Held-to-maturity securities purchased but unsettled	1,008	—

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2014 and December 31, 2013, the consolidated statements of income for the three months ended March 31, 2014 and 2013, the consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2014 and 2013, and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three months ended March 31, 2014 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2013 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	Freddie Mac:	Federal Home Loan Mortgage Corporation
Act:	Medicare Prescription Drug, Improvement and Modernization Act	GAAP:	Generally accepted accounting principles in the United States
AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	MaineHousing:	Maine State Housing Authority
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
bp or bps:	Basis point(s)	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	OCC:	Office of the Comptroller of the Currency
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	OCI:	Other comprehensive income (loss)
BSA:	Bank Secrecy Act	OFAC:	Office of Foreign Assets Control
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OREO:	Other real estate owned
CSV:	Cash surrender value	OTTI:	Other-than-temporary impairment
CMO:	Collateralized mortgage obligation	SERP:	Supplemental executive retirement plans
Company:	Camden National Corporation	TDR:	Troubled-debt restructuring

DCRP:	Defined Contribution Retirement Plan	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
EPS:	Earnings per share	U.S.:	United States of America
FASB:	Financial Accounting Standards Board	2003 Plan:	2003 Stock Option and Incentive Plan
FDIC:	Federal Deposit Insurance Corporation	2012 Plan:	2012 Equity and Incentive Plan
FHLB:	Federal Home Loan Bank	2012 Repurchase Program:	2012 Common Stock Repurchase Program, approved by the Company's Board of Directors
FHLBB:	Federal Home Loan Bank of Boston	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
FRB:	Federal Reserve Bank

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2014	2013
Net income	$5,715	$5,662
Dividends and undistributed earnings allocated to participating securities(1)	(17)	(10)
Net income available to common shareholders	$5,698	$5,652
Weighted-average common shares outstanding for basic EPS	7,528,751	7,627,691
Dilutive effect of stock-based awards(2)	23,034	15,576
Weighted-average common and potential common shares for diluted EPS	7,551,785	7,643,267
Earnings per common share:
Basic EPS	$0.76	$0.74
Diluted EPS	$0.75	$0.74
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options, vesting of restricted shares, vesting of restricted stock units, and vesting of LTIP awards that have met the performance criteria, as applicable, utilizing the treasury stock method.

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

For the three months ended March 31, 2014 and 2013, options to purchase 15,250 and 53,500 shares, respectively, of common stock were not considered in the computation of potential common shares for purposes of diluted EPS, as the exercise prices of these options were greater than the average market price of the common stock for the respective periods.

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,956	$6	$—	$4,962
Obligations of states and political subdivisions	28,681	995	(2)	29,674
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	394,010	5,793	(5,040)	394,763
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	372,200	752	(11,613)	361,339
Private issue collateralized mortgage obligations	6,838	40	(374)	6,504
Total AFS securities	$806,685	$7,586	$(17,029)	$797,242
HTM Securities:
Obligations of states and political subdivisions	$6,973	$29	$(35)	$6,967
Total HTM securities	$6,973	$29	$(35)	$6,967
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$30,143	$1,075	$(11)	$31,207
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	397,409	5,528	(7,034)	395,903
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	385,847	912	(12,324)	374,435
Private issue collateralized mortgage obligations	7,329	10	(407)	6,932
Total AFS securities	$820,728	$7,525	$(19,776)	$808,477

Net unrealized losses on AFS securities at March 31, 2014 and December 31, 2013 included in AOCI amounted to $6.1 million and $8.0 million, net of a deferred tax benefit of $3.3 million and $4.3 million, respectively.

During the first quarter of 2014, the Company purchased investments securities totaling $26.4 million. The Company designated $19.4 million as AFS securities and $7.0 million as HTM securities. The Company did not carry any HTM securities at December 31, 2013.

Impaired Securities
Management periodically reviews the Company’s investment portfolio to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time, and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the value of the security is permanently reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2014 and December 31, 2013, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
AFS Securities:
Obligations of states and political subdivisions	$631	$(2)	$—	$—	$631	$(2)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	131,887	(2,760)	43,244	(2,280)	175,131	(5,040)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	202,801	(5,901)	98,773	(5,712)	301,574	(11,613)
Private issue collateralized mortgage obligations	467	(1)	4,566	(373)	5,033	(374)
Total AFS securities	$335,786	$(8,664)	$146,583	$(8,365)	$482,369	$(17,029)
HTM Securities:
Obligations of states and political subdivisions	$3,183	$(35)	$—	$—	$3,183	$(35)
Total HTM securities	$3,183	$(35)	$—	$—	$3,183	$(35)
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$2,143	$(11)	$—	$—	$2,143	$(11)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	145,424	(4,189)	43,915	(2,845)	189,339	(7,034)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	239,278	(7,738)	73,376	(4,586)	312,654	(12,324)
Private issue collateralized mortgage obligations	122	(4)	4,945	(403)	5,067	(407)
Total AFS securities	$386,967	$(11,942)	$122,236	$(7,834)	$509,203	$(19,776)

At March 31, 2014, the Company held 92 investment securities with a fair value of $485.6 million with unrealized losses totaling $17.0 million that are considered temporary. Of these, the Company had 22 MBS and CMO investments with a fair value of $142.0 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. Also, the Company held five Non-Agency investments with a fair value of $4.6 million that were in an unrealized loss position totaling $373,000 for 12 months or more. The Company's management believes the unrealized losses for the Non-Agency securities are the result of current market illiquidity and the underestimation of value in the market. Stress tests are performed regularly on the Non-Agency securities using current statistical data to determine expected cash flows and forecast potential losses. As of March 31, 2014, the results of the stress tests indicated that no OTTI write-downs were necessary on the Non-Agency securities. The Company currently has the intent and ability to retain its investment securities in an unrealized loss position until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended March 31,
	2014	2013
Proceeds from sales of securities	$9,437	$4,875
Gross realized gains	166	138
Gross realized losses	—	—

For the three months ended March 31, 2014 and 2013, the Company sold certain AFS securities with a total carrying value of $9.3 million and $4.7 million, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded net gains on the sale of AFS securities of $166,000 and $138,000, respectively, within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The cost basis of securities sold is measured on a specific identification basis.

Securities Pledged
At March 31, 2014 and December 31, 2013, securities with an amortized cost of $468.6 million and $479.2 million and estimated fair values of $464.4 million and $474.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$875	$891
Due after one year through five years	30,121	30,671
Due after five years through ten years	159,389	160,327
Due after ten years	616,300	605,353
	$806,685	$797,242
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,188	1,177
Due after ten years	5,785	5,790
	$6,973	$6,967

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Residential real estate loans	$568,348	$570,391
Commercial real estate loans	574,695	541,099
Commercial loans	191,071	179,203
Home equity loans	269,911	272,630
Consumer loans	16,766	17,651
Deferred loan fees, net of costs	(605)	(572)
Total loans	$1,620,186	$1,580,402

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. For the three months ended March 31, 2014, the Company did not sell any loans on the secondary market. For the three months ended March 31, 2013, the Company sold $9.4 million, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $307,000.

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the consolidated statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the ALL in the future are: (i) financial condition of borrowers; (ii) real estate market changes; (iii) state, regional, and national economic conditions; and (iv) a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs. There were no significant changes in the Company's ALL methodology during the first quarter of 2014.

The Company's Board of Directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Corporate Risk Management Group and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as timely as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

The following table presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(183)	(171)	(219)	(62)	(14)	—	(649)
Recoveries	92	39	96	3	7	—	237
Provision (reduction)	(101)	286	195	329	(2)	(215)	492
Ending balance	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
ALL balance attributable to loans:
Individually evaluated for impairment	$1,628	$557	$177	$754	$141	$—	$3,257
Collectively evaluated for impairment	3,783	3,971	6,115	1,919	169	2,456	18,413
Total ending ALL	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
Loans:
Individually evaluated for impairment	$13,041	$9,339	$2,372	$2,011	$446	$—	$27,209
Collectively evaluated for impairment	554,702	565,356	188,699	267,900	16,320	—	1,592,977
Total ending loans balance	$567,743	$574,695	$191,071	$269,911	$16,766	$—	$1,620,186

The following table presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(145)	(80)	(277)	(28)	(57)	—	(587)
Recoveries	3	75	129	2	19	—	228
Provision (reduction)	415	(942)	415	864	76	(144)	684
Ending balance	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
ALL balance attributable to loans:
Individually evaluated for impairment	$2,468	$197	$325	$469	$82	$—	$3,541
Collectively evaluated for impairment	4,801	3,405	5,875	2,889	140	2,718	19,828
Total ending ALL	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
Loans:
Individually evaluated for impairment	$13,754	$7,633	$3,329	$1,855	$488	$—	$27,059
Collectively evaluated for impairment	558,180	498,359	187,963	289,835	16,771	—	1,551,108
Total ending loans balance	$571,934	$505,992	$191,292	$291,690	$17,259	$—	$1,578,167

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(1,059)	(952)	(1,426)	(647)	(190)	—	(4,274)
Recoveries	35	121	495	56	61	—	768
Provision (reduction)	(369)	656	1,218	474	264	(191)	2,052
Ending balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
ALL balance attributable to loans:
Individually evaluated for impairment	$1,750	$526	$132	$433	$140	$—	$2,981
Collectively evaluated for impairment	3,853	3,848	6,088	1,970	179	2,671	18,609
Total ending ALL	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans:
Individually evaluated for impairment	$14,435	$8,864	$2,635	$1,571	$442	$—	$27,947
Collectively evaluated for impairment	555,384	532,235	176,568	271,059	17,209	—	1,552,455
Total ending loans balance	$569,819	$541,099	$179,203	$272,630	$17,651	$—	$1,580,402

The ALL at March 31, 2014 increased $80,000 since December 31, 2013, primarily due to loan growth of $39.8 million driven by the commercial real estate and commercial portfolios.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of March 31, 2014 and December 31, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) at 27% and 28%, respectively, and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels) at 24% and 25%, respectively.

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

Asset quality indicators are periodically reassessed to appropriately reflect the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans, including TDRs, are considered non-performing.

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
March 31, 2014
Pass (Grades 1-6)	$550,645	$531,874	$170,595	$—	$—	$1,253,114
Performing	—	—	—	267,900	16,320	284,220
Special Mention (Grade 7)	3,171	6,471	11,585	—	—	21,227
Substandard (Grade 8)	13,927	36,350	8,891	—	—	59,168
Non-performing	—	—	—	2,011	446	2,457
Total	$567,743	$574,695	$191,071	$269,911	$16,766	$1,620,186
December 31, 2013
Pass (Grades 1-6)	$551,035	$496,257	$155,851	$—	$—	$1,203,143
Performing	—	—	—	271,059	17,210	288,269
Special Mention (Grade 7)	3,196	7,749	11,315	—	—	22,260
Substandard (Grade 8)	15,588	37,093	12,037	—	—	64,718
Non-performing	—	—	—	1,571	441	2,012
Total	$569,819	$541,099	$179,203	$272,630	$17,651	$1,580,402

The Company closely monitors the performance of its loan portfolio. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans are charged off in part or in full if they appear uncollectible. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled, or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event, such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, generally all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2014
Residential real estate	$2,352	$532	$6,426	$9,310	$558,433	$567,743	$—	$9,125
Commercial real estate	1,413	643	6,108	8,164	566,531	574,695	—	8,278
Commercial	916	256	1,620	2,792	188,279	191,071	50	1,935
Home equity	635	206	1,529	2,370	267,541	269,911	—	2,011
Consumer	31	8	425	464	16,302	16,766	—	446
Total	$5,347	$1,645	$16,108	$23,100	$1,597,086	$1,620,186	$50	$21,795
December 31, 2013
Residential real estate	$3,218	$684	$7,269	$11,171	$558,648	$569,819	$—	$10,520
Commercial real estate	926	2,036	3,301	6,263	534,836	541,099	257	7,799
Commercial	159	237	1,980	2,376	176,827	179,203	198	2,146
Home equity	1,395	388	1,007	2,790	269,840	272,630	—	1,571
Consumer	63	21	418	502	17,149	17,651	—	441
Total	$5,761	$3,366	$13,975	$23,102	$1,557,300	$1,580,402	$455	$22,477

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $230,000 and $252,000 for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014 and December 31, 2013, the allowance related to TDRs was $707,000 and $656,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At March 31, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

During the first three months of 2014, the Company modified one loan qualifying as a TDR, which had a current balance of $149,000 at March 31, 2014. During the first three months of 2013, the Company modified four loans qualifying as TDRs with current balances of $638,000 at March 31, 2013. The modification of these loans as TDRs did not have a material financial effect on the Company. Loans restructured due to credit difficulties that are now performing were $5.4 million at March 31, 2014 and $5.5 million at March 31, 2013.

The following is a summary of accruing and non-accruing TDR loans by portfolio segment as of the following dates:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Current Balance
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Residential real estate	27	26	$4,276	$4,140	$4,461	$4,311	4,186	$4,089
Commercial real estate	9	10	2,471	3,031	2,509	3,074	1,999	2,558
Commercial	7	7	504	504	504	504	483	488
Consumer and home equity	1	1	3	3	3	3	—	1
Total	44	44	$7,254	$7,678	$7,477	$7,892	$6,668	$7,136

The following is a summary of loans by portfolio segment that were modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted during the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$46	—	$—
Total	1	$46	—	$—

Impaired loans consist of non-accrual loans and TDR loans. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three months ended March 31, 2014:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$10,091	$10,091	$1,628	$10,894	$29
Commercial real estate	7,845	7,844	557	7,252	5
Commercial	1,980	1,980	177	1,963	5
Home equity	1,593	1,593	754	1,557	—
Consumer	429	430	141	427	—
Ending Balance	$21,938	$21,938	$3,257	$22,093	$39
Without allowance recorded:
Residential real estate	$2,950	$3,371	$—	$2,345	$5
Commercial real estate	1,494	2,088	—	1,735	10
Commercial	392	484	—	569	1
Home equity	418	594	—	418	—
Consumer	17	37	—	17	—
Ending Balance	$5,271	$6,574	$—	$5,084	$16
Total impaired loans	$27,209	$28,512	$3,257	$27,177	$55

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three months ended March 31, 2013:

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

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the year ended December 31, 2013:

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
Without allowance recorded:
Residential real estate	$2,533	$3,846	$—	$2,925	$28
Commercial real estate	2,059	2,782	—	3,362	55
Commercial	759	871	—	765	8
Home equity	343	479	—	334	—
Consumer	17	37	—	11	—
Ending Balance	$5,711	$8,015	$—	$7,397	$91
Total impaired loans	$27,947	$30,251	$2,981	$27,619	$239

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at fair value of the real estate, less the estimated cost to sell (i.e. net realizable value). If a write-down of the recorded investment at the time of transfer to OREO is necessary, the write-down is charged to the ALL. If a subsequent write-down of the property is necessary due to a further decline in the fair value of the property then the write-down is recorded through a valuation allowance on the OREO property and charged to other non-interest expense in the consolidated statements of income. At March 31, 2014, the Company had 10 residential real estate properties and 8 commercial properties with a carrying value of $1.0 million and $1.7 million, respectively, within OREO. At December 31, 2013, the Company had 10 residential real estate properties and 6 commercial properties with a carrying value of $1.0 million and $1.2 million, respectively, within OREO.

At March 31, 2014 and December 31, 2013, the Company had $5.9 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business acquisitions in prior years.

Goodwill as of March 31, 2014 and December 31, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
March 31, 2014 and December 31, 2013:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at March 31, 2014 and December 31, 2013	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the three months ended March 31, 2014 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2013	$17,300	$(13,088)	$4,212	$753	$(452)	$301
2014 amortization	—	(268)	(268)	—	(19)	(19)
Balance at March 31, 2014	$17,300	$(13,356)	$3,944	$753	$(471)	$282

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of March 31, 2014:

	Core Deposit Intangible	Trust Relationship Intangible
2014	$805	$56
2015	1,073	75
2016	1,073	75
2017	993	76
Total	$3,944	$282

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended March 31, 2014 and 2013 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
Net period benefit cost	2014	2013
Service cost	$67	$82
Interest cost	114	94
Recognized net actuarial loss	35	56
Recognized prior service cost	5	5
Net period benefit cost(1)	$221	$237
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended March 31,
Net period benefit cost	2014	2013
Service cost	$11	$19
Interest cost	33	35
Recognized net actuarial loss	2	11
Net period benefit cost (1)	$46	$65
(1) Presented within the consolidated statements of income within salaries and employee benefits.

In the first quarter of 2014, the Company amended its terms of the postretirement plan impacting the eligibility of employees. The amendment to the plan does not have a material effect on the Company's consolidated financial statements.

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On February 25, 2014, 7,181 shares vested upon the achievement of certain revenue and expense goals under the 2011 — 2013 LTIP, and 4,881 shares, net of taxes, were issued to participants.

On March 7, 2014, the Company granted 5,400 restricted stock awards to certain officers of the Company and its subsidiaries under the 2012 Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $39.57 per unit, based on the closing market price of the Company’s common stock on the grant date. The restricted stock awards vest pro-rata over a three-year period.

On March 7, 2014, 5,055 shares were purchased by certain officers of the Company and its subsidiaries at a one-third discount, based on the closing market price of the Company's common stock on the date of grant of $39.57, in lieu of the employees' annual incentive bonus under the MSPP. The shares fully-vest after two-years of service from the grant date.

On March 17, 2014, the Company granted 2,020 deferred stock awards under the DCRP to certain executive officers. The stock awards have been determined to have a fair value of $40.00 per unit, based on the closing market price of the Company's common stock on the grant date.

On March 25, 2014, the Company approved the Amended and Restated Long-Term Performance Share Plan for the 2014 – 2016 performance period. Pursuant to the 2014 – 2016 LTIP, certain executive officers of the Company are eligible to receive equity compensation based on the attainment of certain performance goals set forth in the 2014 – 2016 LTIP. Performance goals under the 2014 – 2016 LTIP include specific revenue growth and efficiency ratio goals for threshold, target and superior levels of performance, and a minimum level of performance for the Company’s non-performing assets to total assets ratio at December 31, 2016 and a minimum level of net income growth for the three-year period ending December 31, 2016.

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

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset. The Company did not have any loans held for sale at March 31, 2014 or December 31, 2013.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis
AFS securities:  The fair value is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of debt securities is classified as Level 2.

Trading Account Assets:  Trading account assets are invested in mutual funds and classified as Level 1 based upon quoted prices.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2014
Financial Assets:
AFS securities:
Obligations of U.S. government sponsored enterprises	$4,962	$—	$4,962	$—
Obligations of states and political subdivisions	29,674	—	29,674	—
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	394,763	—	394,763	—
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	361,339	—	361,339	—
Private issue collateralized mortgage obligations	6,504	—	6,504	—
Trading account assets	2,308	2,308	—	—
Customer interest rate swap agreements	142	—	142	—
Financial Liabilities:
Interest rate swap agreements	5,577	—	5,577	—
Customer interest rate swap agreements	142	—	142	—
December 31, 2013
Financial Assets:
Available-for-sale debt securities:
Obligations of states and political subdivisions	$31,207	$—	$31,207	$—
Mortgage-backed securities issued or guaranteed by U.S. government sponsored enterprises	395,903	—	395,903	—
Collateralized mortgage obligations issued or guaranteed by U.S. government sponsored enterprises	374,435	—	374,435	—
Private issue collateralized mortgage obligations	6,932	—	6,932	—
Trading account assets	2,488	2,488	—	—
Customer interest rate swap agreements	114	—	114	—
Financial Liabilities:
Interest rate swap agreements	3,911	—	3,911	—
Customer interest rate swap agreements	114	—	114	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to individually evaluate for impairment loans with a principal balance greater than $250,000 and are risk rate 8 or higher or are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing the estimated fair value of the collateral, less the estimated costs to sell (i.e. net realizable value), to the carrying value of the loan. If the estimated net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to the estimate net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value (or net realizable value) on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value
The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Furthermore, the Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO and goodwill.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at the fair value of the real estate, less costs to sell (i.e. net realizable value). Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and classified as Level 3.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting units' goodwill occur the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income.

As of and for the three months ended March 31, 2014, there have been no indications or triggering events for which management believes that it is more-likely-than-not that goodwill is impaired. In the fourth quarter of 2013, the Company recorded a goodwill impairment of $2.8 million to write-down the financial services reporting unit to fair value of $3.9 million. As such, goodwill for the financial services reporting unit at December 31, 2013 is recorded at fair value. The banking reporting unit was not deemed impaired.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013. Not included in the table below because they are not recorded at fair value are: (i) impaired loans of $21.1 million and $19.4 million at March 31, 2014 and December 31, 2013, respectively; (ii) MSRs reported of $376,000 and $322,000 at March 31, 2014 and December 31, 2013, respectively; and (iii) OREO properties of $613,000 and $612,000 at March 31, 2014 and December 31, 2013, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2014
Financial assets:
Collateral-dependent impaired loans	$5,994	$—	$—	$5,994
MSRs(1)	288	—	288	—
Non-financial assets:
OREO	2,099	—	—	2,099
December 31, 2013
Financial assets:
Collateral-dependent impaired loans	$8,557	$—	$—	$8,557
MSRs(1)	404	—	404	—
Non-financial assets:
OREO	1,583	—	—	1,583
Goodwill - financial services reporting unit	3,904	—	—	3,904
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2014
Collateral-dependent impaired loans:
Partially charged-off	$837	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 89%	(30%)
Specifically reserved(1)	5,157	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 100%	(27%)
OREO	2,099	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(17%)
			Estimated selling cost	6 - 10%	(9%)
December 31, 2013
Collateral-dependent impaired loans:
Partially charged-off	$1,874	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 85%	(14%)
Specifically reserved(1)	6,683	Market approach appraisal of collateral	Management adjustment of appraisal	7 - 90%	(22%)
OREO	1,583	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(16%)
			Estimated selling cost	6 - 10%	(10%)
Goodwill	3,904	Discounted cash flow	Revenue growth rate	5.0%	—
			Margin percentage	8.3%	—
			Discount rate	16.5%	—
			Fair value weighting	50.0%	—
		Market approach	Fair value weighting	50.0%	—
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

HTM securities:  The fair value is estimated utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value is classified as Level 2.

FHLB and FRB and Investments in CCTA and UBCT:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at March 31, 2014:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$51,877	$51,877	$51,877	$—	$—
AFS securities	797,242	797,242	—	797,242	—
HTM securities	6,973	6,967	—	6,967	—
FHLB and FRB stock	20,417	20,417	20,417	—	—
Trading account assets	2,308	2,308	2,308	—	—
Residential real estate loans	561,639	574,105	—	—	574,105
Commercial real estate loans	569,588	569,543	—	—	569,543
Commercial loans	183,976	182,310	—	—	182,310
Home equity loans	266,896	268,161	—	—	268,161
Consumer loans	16,417	16,773	—	—	16,773
MSRs(1)	664	1,617	—	1,617	—
Interest receivable	6,061	6,061	—	6,061	—
Investments in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	142	142	—	142	—
Financial liabilities:
Deposits	$1,836,679	$1,839,630	$1,315,062	$524,568	$—
FHLB advances	56,094	59,000	—	59,000	—
Commercial repurchase agreements	30,131	31,990	—	31,990	—
Other borrowed funds	411,218	411,282	411,282	—	—
Junior subordinated debentures	43,947	43,947	—	43,947	—
Interest payable	531	531	531	—	—
Interest rate swap agreements	5,577	5,577	—	5,577	—
Customer interest rate swap agreements	142	142	—	142	—
(1) Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2013:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$51,355	$51,355	$51,355	$—	$—
AFS securities	808,477	808,477	—	808,477	—
FHLB and FRB stock	19,724	19,724	19,724	—	—
Trading account assets	2,488	2,488	2,488	—	—
Residential real estate loans	563,425	577,153	—	—	577,153
Commercial real estate loans	536,107	535,961	—	—	535,961
Commercial loans	172,105	171,432	—	—	171,432
Home equity loans	269,888	271,041	—	—	271,041
Consumer loans	17,287	17,662	—	—	17,662
MSRs(1)	726	1,494	—	1,494	—
Interest receivable	5,808	5,808	—	5,808	—
Investments in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	114	114	—	114	—
Financial liabilities:
Deposits	$1,813,824	$1,817,199	$1,324,221	$492,978	$—
FHLB advances	56,112	59,118	—	59,118	—
Commercial repurchase agreements	30,142	32,038	—	32,038	—
Other borrowed funds	399,916	400,144	400,144	—	—
Junior subordinated debentures	43,922	43,922	—	43,922	—
Interest payable	567	567	567	—	—
Interest rate swap agreements	3,911	3,911	—	3,911	—
Customer interest rate swap agreements	114	114	—	114	—
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

As of March 31, 2014, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies within the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	March 31, 2014	December 31, 2013
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$275,625	$276,671
Commercial and commercial real estate	47,070	26,688
Residential	3,999	6,408
Letters of credit	2,046	1,789
Other commitments	117	437
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Customer loan swaps	15,602	15,702

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

Interest Rate Swaps:
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable- for fixed-interest rate swap agreements on its junior subordinated debentures and $6.2 million in cash held as collateral. The terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at March 31, 2014 was a liability of $5.6 million. As each instrument qualifies as a highly effective cash flow hedge, the change in the fair value of the interest rate swaps for the three months ended March 31, 2014 of $(1.1) million, net of tax, was recorded in OCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company has a notional amount of $7.8 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or have a net impact on the Company's net income.

Interest Rate Locks and Mortgage Loan Commitments:
As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At March 31, 2014 and December 31, 2013, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU amends current guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this ASU are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU does not have a material effect on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the ASU is to be adopted using either a modified retrospective transition method or a prospective transition method. The Company has provided for the required disclosures within its consolidated financial statements and the other changes within the ASU do not have a material effect on the Company's consolidated financial statements.

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

•	changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market, and monetary fluctuations;

•	competitive pressures, including continued industry consolidation and the increased financial services provided by non-banks;

•
volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and could lead to impairment in the value of securities in the Company's investment portfolio;

•	changes in information technology that require increased capital spending;

•	changes in consumer spending and savings habits;

•	changes in tax, banking, securities and insurance laws and regulations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the FASB, and other accounting standard setters.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses; accounting for acquisitions and the review of goodwill and other identifiable intangible assets for impairment; valuation of OREO; OTTI of investments; effectiveness of hedging derivatives; and accounting for postretirement plans, stock-based compensation, and income taxes. There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of the Company's critical accounting policies.

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

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding Branch Acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income, excluding the net gain on sale of securities (the denominator).

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Non-interest expense, as presented	$15,125	$16,500
Less: Branch Acquisition costs	—	161
Non-interest expense, adjusted	$15,125	$16,339
Net interest income, as presented	$18,410	$19,168
Add: effect of tax-exempt income	198	210
Non-interest income, as presented	5,685	6,336
Less: net gain on sale of securities	166	138
Net interest income and non-interest income, adjusted	$24,127	$25,576
Non-GAAP efficiency ratio	62.69%	63.88%
GAAP efficiency ratio	62.77%	64.70%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Net interest income, as presented	$18,410	$19,168
Add: effect of tax-exempt income	198	210
Net interest income, tax equivalent	$18,608	$19,378

Return on Average Tangible Shareholders' Equity. Return on average tangible shareholders' equity is the ratio of (i) net income, adjusted for tax-effected amortization of intangible assets (the numerator) to (ii) average shareholders’ equity, adjusted for average goodwill and other intangibles (the denominator). We believe this is a meaningful measure of our financial performance as it reflects the return on the equity deployed in our business and is a common measure within our industry. The following table reconciles return on average tangible shareholders' equity to return on average shareholders' equity.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Net income, as presented	$5,715	$5,662
Add: tax-effected amortization of intangible assets	187	187
Net income, adjusted	5,902	5,849
Average shareholders’ equity	232,539	234,176
Less average goodwill and other intangibles	49,168	53,157
Average tangible shareholders’ equity	$183,371	$181,019
Return on average tangible shareholders' equity (annualized)	13.05%	13.10%
Return on average shareholders' equity (annualized)	9.97%	9.81%

Tangible Book Value per Share.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end (the denominator). We believe this is a meaningful measure as it provides information to assess capital adequacy and is a common measure within our industry. The following table reconciles tangible book value per share to book value per share.

(In Thousands, Except per Share Data)	March 31, 2014	December 31, 2013	March 31, 2013
Shareholders’ equity	$231,469	231,096	$235,575
Less: goodwill and other intangibles	49,032	49,319	53,011
Tangible shareholders’ equity	$182,437	$181,777	$182,564
Shares outstanding at period end	7,484,560	7,579,913	7,635,957
Tangible book value per share	$24.38	$23.98	$23.91
Book value per share	$30.93	$30.49	$30.85

EXECUTIVE OVERVIEW

Net income for the first quarter of 2014 was $5.7 million, representing a $53,000, or 1%, increase compared to the first quarter of 2013. The increase was led by a decrease in operating costs and provision for credit losses of $1.6 million, offsetting the decrease in revenues of $1.4 million. These financial results exclude the earnings contribution of the Branch Divestiture, which included the sale of $46.0 million of loans and $85.9 million of deposits and borrowings, in October 2013. For the first quarter of 2013, the five Franklin County branches contributed approximately $146,000 to net income. Return on average shareholders' equity for the first quarter of 2014 increased 16 bps to 9.97% compared to the first quarter of 2013, while our return on average assets remained relatively stable at 0.89%, decreasing 1 bp compared to a year ago.

Total assets at March 31, 2014 increased $36.8 million, or 1%, to $2.6 billion since December 31, 2013. This increase was driven by strong loan growth of $39.8 million, a 10% annualized growth rate since year-end. Loan growth was centered in our commercial real estate and commercial portfolios with increases of $33.6 million and $11.9 million, respectively. Growth within these portfolios was offset by a decrease in our retail portfolio, including residential real estate, home equity and consumer, of $5.7 million. Retail activity has been impacted by higher interest rates as well as a prolonged winter throughout Maine.

Total liabilities at March 31, 2014 increased $36.5 million, or 2%, since December 31, 2013. The increase was primarily attributable to growth in brokered deposits of $31.9 million used to fund loan growth and supplement the decrease in certificates of deposits of $9.0 million. Core deposits (demand, interest checking, savings, and money market) remained consistent compared to year-end balances, which we are pleased with as core deposits typically decline in the first quarter in the calendar year due to the seasonality and cyclical nature of deposit flows within our market.

Shareholders' equity at March 31, 2014 was $231.5 million, representing an increase of $373,000 since December 31, 2013. The primary factors attributable to the net increase are:

•	Net income of $5.7 million for the three months ended March 31, 2014;

•	OCI increased $769,000 for the three months ended March 31, 2014;

•	Partially offset by repurchases of 113,527 shares of the Company's common stock totaling $4.4 million; and

•	Dividends declared of $0.27 per share totaling $2.0 million.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other earning assets, plus loan fees, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for approximately 76% of total revenues (net interest income and non-interest income), is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest income earned for the first quarter of 2014 was $18.4 million, representing a decrease of $758,000, or 4%, compared to the same period in 2013. The decrease is due to both the Branch Divestiture, which included the sale of $46.0 million of loans and $85.9 million of deposits and borrowings in October 2013, and continued net interest margin compression as the yield on interest-earning assets declines due to the prolonged low-interest rate environment. The Company's yield on interest-earning assets for the three months ended March 31, 2014 decreased 25 bps to 3.57% compared to the same period in 2013. The Company has been able to partially offset the impact of a decreasing yield on net interest income through:

•	An increase in average loans of $22.2 million compared to the first quarter of 2013, even with loan sales of $46.0 million in the fourth quarter of 2013;

•	An increase in average investments of $25.0 million compared to the first quarter of 2013; and

•	A 6 bps decrease in our cost of funds to 0.52% compared to the first quarter of 2013, even with core deposit sales of $80.4 million in the fourth quarter of 2013.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin for the three months ended March 31, 2014 and 2013:

Quarterly Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Three Months Ended			At or for the Three Months Ended
	March 31, 2014			March 31, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$793,696	$4,318	2.18%	$769,995	$4,314	2.24%
Securities - nontaxable(1)	32,709	452	5.52%	31,681	470	5.93%
Trading account assets	2,486	2	0.26%	2,237	12	2.11%
Loans(2):
Residential real estate	568,205	5,965	4.20%	575,154	6,576	4.57%
Commercial real estate	553,472	6,282	4.54%	503,799	6,074	4.82%
Commercial	170,146	1,690	3.98%	176,536	1,970	4.46%
Municipal(1)	10,900	114	4.23%	11,579	132	4.61%
Consumer	288,725	2,768	3.89%	302,131	3,088	4.15%
Total loans	1,591,448	16,819	4.24%	1,569,199	17,840	4.56%
Total interest-earning assets	2,420,339	21,591	3.57%	2,373,112	22,636	3.82%
Cash and due from banks	41,502			44,744
Other assets	165,762			166,704
Less: ALL	(21,604)			(23,267)
Total assets	$2,605,999			$2,561,293
Liabilities & Shareholders' Equity
Deposits:
Demand	$227,426	$—	$—	$221,796	$—	$—
Interest checking	461,544	77	0.07%	478,944	67	0.06%
Savings	244,460	33	0.06%	230,128	32	0.06%
Money market	421,607	306	0.29%	456,333	373	0.33%
Certificates of deposit	338,211	803	0.96%	415,034	987	0.96%
Total deposits	1,693,248	1,219	0.29%	1,802,235	1,459	0.33%
Borrowings:
Brokered deposits	103,246	332	1.30%	126,078	360	1.16%
Junior subordinated debentures	43,935	625	5.77%	43,832	621	5.75%
Other borrowings	504,024	807	0.65%	318,198	818	1.04%
Total borrowings	651,205	1,764	1.10%	488,108	1,799	1.50%
Total funding liabilities	2,344,453	2,983	0.52%	2,290,343	3,258	0.58%
Other liabilities	29,007			36,774
Shareholders' equity	232,539			234,176
Total liabilities & shareholders' equity	$2,605,999			$2,561,293

Net interest income (fully-taxable equivalent)		18,608			19,378
Less: fully-taxable equivalent adjustment		(198)			(210)
Net interest income		$18,410			$19,168

Net interest rate spread (fully-taxable equivalent)			3.05%			3.24%
Net interest margin (fully-taxable equivalent)			3.08%			3.27%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the three months ended March 31, 2014 and 2013 was $493,000 and $674,000, respectively. Please see “— Financial Condition — Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Service charges on deposit accounts	$1,469	$1,684	$(215)	(13)%
Other service charges and fees	1,395	1,429	(34)	(2)%
Income from fiduciary services	1,184	1,143	41	4%
Brokerage and insurance commissions	478	412	66	16%
Bank-owned life insurance	306	338	(32)	(9)%
Mortgage banking income, net	72	574	(502)	(87)%
Net gain on sale of securities	166	138	28	20%
Other income	615	618	(3)	—%
Total non-interest income	$5,685	$6,336	$(651)	(10)%
Non-interest income as a percentage of total revenues(1)	24%	25%
(1) Revenue is defined as net interest income plus non-interest income.

Non-interest income for the three months ended March 31, 2014 was $5.7 million, representing a decrease of $651,000, or 10%, compared to the three months ended March 31, 2013. The significant changes in non-interest income for the three months ended March 31, 2014 compared to the same period for 2013 include:

•	A decrease in mortgage banking income of $502,000 as there were no mortgage sales in the first quarter of 2014; and

•
A decrease in deposit-related service fees and other service charges and fees totaling $249,000, primarily driven by the Branch Divestiture in the fourth quarter of 2013, which accounted for $173,000 of the decrease. The remaining decrease was largely attributable to a decrease in service charge income related to lower overdraft and debit card transaction volume.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$7,980	$8,361	$(381)	(5)%
Furniture, equipment and data processing	1,789	1,604	185	12%
Net occupancy	1,380	1,552	(172)	(11)%
Consulting and professional fees	518	547	(29)	(5)%
Other real estate owned and collection costs	513	888	(375)	(42)%
Regulatory assessments	481	499	(18)	(4)%
Amortization of intangible assets	287	288	(1)	—%
Branch Acquisition costs	—	161	(161)	(100)%
Other expenses	2,177	2,600	(423)	(16)%
Total non-interest expense	$15,125	$16,500	$(1,375)	(8)%
Efficiency ratio (non-GAAP)	62.69%	63.88%

Non-interest expense for the three months ended March 31, 2014 was $15.1 million, representing a decrease of $1.4 million, or 8%, compared to the three months ended March 31, 2013. The significant changes in non-interest expense for the three months ended March 31, 2014, compared to the same period for 2013 include:

•
A decrease in salaries and employee benefits of $381,000, or 5%, due to a reduction in headcount at the Company, primarily related to the positions associated with the Branch Divestiture in the fourth quarter of 2013;

•
A decrease in OREO and collection costs of $375,000, or 42%, due to the establishment of a reserve on a servicing-related claim in the first quarter of 2013 of $215,000 that did not recur in the first quarter of 2014 and a decrease in foreclosure- and collection-related costs;

•
An increase in furniture, equipment and data processing of $185,000, or 12%, as the Company continues to focus its strategic efforts on technology and innovation to enhance the customer experience. Through our initiatives and as customers continue to transition to more on-line banking activity, general data processing and on-line banking costs have increased $183,000, representing the majority of the change compared to the same period last year;

•
A decrease in net occupancy of $172,000, or 11%, due to a reduction in branch occupancy costs as we divested the five Franklin County branches in the fourth quarter of 2013 accounting for $67,000 of the decrease and the remainder being primarily due to a decrease in general maintenance and utility costs;

•	A decrease in non-recurring Branch Acquisition costs of $161,000 incurred in the first quarter of 2013; and

•
A decrease of $423,000, or 16%, in other expenses as non-routine general operating costs, including general operating costs and supplies, was incurred in the first quarter of 2013 related to the continued on-boarding of our 14 new branches acquired in the fourth quarter of 2012.

FINANCIAL CONDITION

Overview
Total assets at March 31, 2014 were $2.6 billion, an increase of $36.8 million, or 1%, from December 31, 2013. The growth in total assets was primarily due to an increase in total loans of $39.8 million, a 10% annualized growth rate since year-end. Total liabilities increased $36.5 million, or 2%, since December 31, 2013 driven by growth in total deposits and borrowings of $22.9 million and $11.3 million, respectively. Total shareholders’ equity increased $373,000 since December 31, 2013.

Investment Securities
We purchase and hold investment securities such as U.S. bonds, U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLBB and FRB stock, investment grade corporate bonds and equities to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At March 31, 2014, our total holdings in investment securities were $824.6 million, a decrease of $3.6 million, from December 31, 2013. During the first three months of 2014, we purchased $26.4 million of debt securities and sold MBS securities receiving proceeds of $9.4 million and recognized a gain on the sale of securities of $166,000. Also during the first quarter of 2014, we received proceeds on the maturity of debt securities totaling $23.8 million.

Of the debt securities purchased during the first quarter of 2014, we classified $7.0 million as HTM securities and, as such, carry these at amortized cost. These debt securities that were classified as HTM are categorized as "obligations of states and political subdivisions" (i.e. municipal bonds). We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $19.4 million of debt securities purchased during the quarter were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At March 31, 2014, we had $6.1 million of unrealized losses on AFS securities, net of tax, compared to $8.0 million of unrealized loss, net of taxes, at December 31, 2013. The fair value of the AFS securities at March 31, 2014 improved modestly since December 31, 2013 primarily due to the decrease in long-term Treasury rates period-over-period. We continue to have the intent and ability to hold these securities until recovery.

Within our AFS portfolio, we held senior tranches of Non-Agency securities, which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At March 31, 2014, our Non-Agency securities had a total fair value of $6.5 million and are in a net unrealized loss position of $334,000. Non-Agency securities with a fair value of $5.0 million were in a gross unrealized loss position of $374,000 at March 31, 2014, of which $373,000 of the gross unrealized loss has been in a continuous loss position for 12 months or more. We continue to evaluate and analyze the Non-Agency securities regularly for indications that the losses are the result of credit deterioration, and while we estimate that a portion of the loss is other-than-temporary and attributable to credit losses, we have previously taken OTTI on these investments in excess of the estimated credit loss on these securities. As such, we have concluded that no additional OTTI on the Non-Agency securities existed as of March 31, 2014. We continue to have the intent and ability to hold these securities until recovery, and we will continue to evaluate the unrealized losses within our portfolio each quarter to determine if any OTTI exists and a write-down of our Non-Agency securities is necessary.

Our process and methodology for analyzing the Non-Agency securities for OTTI has not significantly changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company's process and methodology.

FHLBB Stock
We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of March 31, 2014 and December 31, 2013, our investment in FHLBB stock totaled $19.5 million and $18.8 million, respectively. In the first quarter of 2014, the Company purchased $693,000 of additional FHLBB stock to support our current levels of FHLBB advances. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.

Loans
We provide loans primarily to customers located within our geographic market area. At March 31, 2014, total loans of $1.6 billion increased $39.8 million, representing a 10% annualized growth rate since December 31, 2013. Loan growth was centered in our commercial real estate and commercial portfolios, which grew $33.6 million and $11.9 million, respectively. Since December 31, 2013, our residential real estate, home equity and consumer portfolios have decreased $2.1 million, $2.7 million, and $885,000, respectively. Retail loan growth continues to be hampered by higher interest rates and less consumer demand.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Non-accrual loans:
Residential real estate	$9,125	$10,520
Commercial real estate	8,278	7,799
Commercial	1,935	2,146
Consumer and home equity loans	2,457	2,012
Total non-accrual loans	21,795	22,477
Accruing loans past due 90 days	50	455
Accruing renegotiated loans not included above	5,413	5,468
Total non-performing loans	27,258	28,400
Other real estate owned	2,712	2,195
Total non-performing assets	$29,970	$30,595
Non-performing loans to total loans	1.68%	1.80%
Allowance for credit losses to non-performing loans	79.58%	76.09%
Non-performing assets to total assets	1.13%	1.18%
Allowance for credit losses to non-performing assets	72.38%	70.63%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2014, potential problem loans amounted to approximately $698,000 as compared to $2.3 million at December 31, 2013. The decrease was largely attributable to one commercial real estate relationship totaling $1.4 million moving to non-performing status in the first quarter of 2014.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Loans 30-89 days past due:
Residential real estate	$1,349	$1,551
Commercial real estate	1,716	2,595
Commercial	1,007	313
Consumer and home equity loans	632	1,571
Total loans 30-89 days past due	$4,704	$6,030
Loans 30-89 days past due to total loans	0.29%	0.38%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. During the first three months of 2014, there were no significant changes to the ALL assessment methodology.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in Thousands)	2014	2013	2013
ALL at the beginning of the period	$21,590	$23,044	$23,044
Provision for loan losses	492	684	2,052
Charge-offs:
Residential real estate loans	183	145	1,059
Commercial real estate	171	80	952
Commercial loans	219	277	1,426
Consumer and home equity loans	76	85	837
Total loan charge-offs	649	587	4,274
Recoveries:
Residential real estate loans	92	3	35
Commercial real estate loans	39	75	121
Commercial loans	96	129	495
Consumer and home equity loans	10	21	117
Total loan recoveries	237	228	768
Net charge-offs	412	359	3,506
ALL at the end of the period	$21,670	$23,369	$21,590
Components of allowance for credit losses:
Allowance for loan losses	$21,670	$23,369	$21,590
Liability for unfunded credit commitments	22	35	21
Balance of allowance for credit losses at end of the period	$21,692	$23,404	$21,611
Average loans	$1,591,448	$1,569,199	$1,580,859
Net charge-offs (annualized) to average loans	0.10%	0.09%	0.22%
Provision for credit losses (annualized) to average loans	0.12%	0.17%	0.13%
ALL to total loans	1.34%	1.48%	1.37%
Allowance for credit losses to net charge-offs (annualized)	1,314.61%	1,628.34%	616.57%
ALL to non-performing loans	79.50%	86.21%	76.02%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. During the first three months of 2014, the Company provided $492,000 of expense to the ALL compared to $684,000 for the same period of 2013. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in loans 30 - 89 days past due to total loans at March 31, 2014 of 0.29% compared to 0.39% at March 31, 2013. Furthermore, we have seen modest improvement in our asset quality metrics due to the aforementioned general economic improvement of our borrowers, but also due to the resolution of foreclosure properties in the fourth quarter of 2013 and first quarter of 2014.

Overall, economic conditions in Maine experienced minimal change during the first quarter of 2014, with modest gains in the unemployment rate and real estate values. Weaknesses in the real estate markets persist, particularly in the residential real estate market, where consumers face employment uncertainty and increasing interest rates compared to 2012 and the first half of 2013. Economic forecasts for Maine continue to push the state’s recovery out past 2015, lagging the national recovery by one to two years. As updated financial statements are being collected and analyzed, indications are of slightly improved general financial condition among commercial borrowers. Auction activity on foreclosed properties has increased, resulting in more sales than transfers into OREO. We believe the ALL of $21.7 million, or 1.34% of total loans and 79.50% of total non-

performing loans at March 31, 2014, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely be increased. The ALL was 1.37% and 1.48% of total loans outstanding and 76.02% and 86.21% of total non-performing loans at December 31, 2013 and March 31, 2013, respectively.

Liabilities and Shareholders’ Equity
Total liabilities increased $36.5 million, or 2%, since December 31, 2013 to $2.4 billion at March 31, 2014. Total deposits, including brokered deposits, increased $22.9 million, or 1%, since December 31, 2013. Low-cost core deposits (demand, interest checking, savings, and money market) decreased slightly by $83,000 since December 31, 2013, while brokered deposits increased $31.9 million and certificates of deposit decreased $9.0 million for the same period. Other borrowings, including FHLB advances and junior subordinated debt, increased $11.3 million, or 2%, since December 31, 2013, which was primarily driven by increases in retail repurchase agreements of $6.1 million and short-term FHLB borrowings of $5.2 million.

Total shareholders’ equity at March 31, 2014 was $231.5 million, representing an increase of $373,000 since December 31, 2013. The primary factors attributable to the increase are:

•	Net income of $5.7 million for the three months ended March 31, 2014;

•
OCI increased $769,000 for the three months ended March 31, 2014 due to a change in net unrealized gains on AFS investments of $1.8 million, net of tax, offset by net unrealized losses on interest rate swaps of $1.1 million, net of tax;

•	Partially offset by repurchases of 113,527 shares of the Company's common stock totaling $4.4 million; and

•	Dividends declared of $0.27 per share totaling $2.0 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	March 31, 2014	March 31, 2013	December 31, 2013
Return on average shareholders' equity (annualized)	9.97%	9.81%	9.74%
Average shareholders' equity to average assets	8.92%	9.14%	9.09%
Dividend payout ratio	35.21%	36.45%	36.30%
Dividends declared per share	$0.27	$0.27	$1.08
Book value per share	$30.93	$30.85	$30.49

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2014 and 2013, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first three months of 2014, average deposits (excluding brokered deposits) of $1.7 billion decreased $109.0 million, compared to the same period in 2013, primarily due to the Branch Divestiture that occurred in the fourth quarter of 2013, which included $80.4 million of deposits sold, and decreases in average money market and average certificates of deposit. Included in the money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $103.6 million at March 31, 2014, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $651.2 million for the first three months of 2014, an increase of $163.1 million, or 33%, from the same period in 2013, primarily due to the increase in average short-term FHLBB borrowings of $202.1 million, partially offset by a decrease in average repurchase agreements totaling $18.9 million and a decrease in average brokered deposits of $22.8 million. The increase in our average borrowings compared to the same period in 2013 is the result of strong loan growth, investment purchases, and the reduction in deposit balances. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $738.7 million and $677.0 million at March 31, 2014 and 2013, respectively. The carrying value of securities pledged as collateral at the FHLBB was $3.4 million and $4.3 million at March 31, 2014 and 2013, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at March 31, 2014. We had no outstanding balance on the line of credit with the FHLBB at March 31, 2014. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2014. We had no outstanding balance on this line of credit at March 31, 2014. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by MBS and CMO securities.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios, and those of the Bank, exceeded regulatory guidelines at March 31, 2014, December 31, 2013 and March 31, 2013. The following table presents the Company's regulatory capital ratios at the periods indicated:

	March 31, 2014	December 31, 2013	March 31, 2013	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized"
Total risk-based capital	15.89%	16.45%	15.60%	8.00%	10.00%
Tier I capital	14.64%	15.20%	14.34%	4.00%	6.00%
Tier I leverage capital ratio	9.27%	9.43%	8.95%	4.00%	5.00%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At March 31, 2014, $43.0 million of the trust preferred securities were included in Tier 1 and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $231.5 million, $231.1 million and $235.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2013.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $2.0 million and $2.1 million for the three-month period ended March 31, 2014 and 2013, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $3.0 million for the first three months of 2014 and 2013, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2014, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,046	$2,046	$—	$—	$—
Commercial Commitment Letters	47,070	47,070	—	—	—
Residential Loan Origination	3,999	3,999	—	—	—
Home Equity Line of Credit Commitments	275,625	81,695	5,728	6,638	181,564
Other Commitments to Extend Credit	117	117	—	—	—
Total	$328,857	$134,927	$5,728	$6,638	$181,564

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2014, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,233	$1,073	$1,596	$1,106	$1,458
Capital Leases(1)	1,543	129	255	253	906
FHLBB Borrowings – Overnight	274,000	274,000	—	—	—
FHLBB Borrowings – Advances	56,094	—	36,094	20,000	—
Commercial Repurchase Agreements	30,131	—	30,131	—	—
Other Borrowed Funds	136,174	136,174	—	—	—
Junior Subordinated Debentures	43,947	—	—	—	43,947
Note Payable	15	15	—	—	—
Other Contractual Obligations	432	432	—	—	—
Total	$547,569	$411,823	$68,076	$21,359	$46,311
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $14,000.

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

We may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2014, we had the following variable- for fixed-interest rate swaps on the junior subordinated debentures:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At March 31, 2014, we had a notional amount of $7.8 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

Interest Rate Risk
Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income, the primary component of our earnings. Board ALCO and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While Board ALCO and Management ALCO routinely monitor simulated net interest income sensitivity over a rolling two-year horizon, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 bp upward and 200 bp downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (Year 1) and a “rate shock” (Year 2 and beyond) have on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

During the first three months of 2014 and 2013, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period (24-months period for the 400 bp upward shift in interest rates) and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	March 31, 2014	March 31, 2013
Year 1
+400 bp	(5.41)%	(3.00)%
+200 bp	(5.49)%	(3.03)%
-100 bp	(0.51)%	(0.78)%
Year 2
+400 bp	(10.32)%	(8.36)%
+200 bp	(5.39)%	(5.23)%
-100 bp	(4.58)%	(8.36)%

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

The most significant factors affecting the changes in market risk exposure during the first three months of 2014 were the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of cash flows of our assets at today’s lower rate levels at a faster pace than the decrease in overall funding costs. If rates remain at or near current levels, a gradual downward trend is projected in the near term as a result of the ongoing repricing and replacement of loan and investment cash flows at today's lower rate levels while the current cost of funds remain relatively unchanged. Beyond the first year, net interest income levels off as asset and funding cost rollovers are nearly offsetting. If rates decrease further, net interest income is projected to decrease as assets reprice into lower-interest products (driven by prepayments on mortgage-related assets), while there is limited ability to reduce cost of funds. In a rising interest rate environment, net interest income is projected to decrease initially, due to the repricing of short-term funding positions, but will improve as assets reprice into higher-interest products. As funding maturities slow and asset cash flows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At March 31, 2014, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $15.6 million interest rate swaps related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the Company's Risk Factors described in Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) On September 24, 2013, the Board of Directors authorized the 2013 Repurchase Program. The 2013 Repurchase Program allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s Board of Directors terminates the program. There is no specified expiration date of the 2013 Repurchase Program. As of March 31, 2014, the Company has repurchased 181,672 shares (including 68,145 purchased in 2013) at an average price of $39.49, or 73% of the 2013 Repurchase Program's total allotment and 2% of total outstanding shares.

The table below highlights the Company's repurchase activity under the 2013 Repurchase Program for the three months ended March 31, 2014:

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
1/1/2014 to 1/31/2014	32,260	$40.63	32,260	149,595
2/1/2014 to 2/28/2014	46,595	35.94	46,595	103,000
3/1/2014 to 3/31/2014	34,672	40.60	34,672	68,328
Total	113,527	$38.70	113,527	68,328

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

10.24+
Camden National Corporation Amended and Restated Long-Term Performance Share Plan for the 2014 – 2016 performance period (incorporated herein by reference to Exhibit 10.24 to the Company's Form 8-K filed with the Commission on March 25, 2014).

23.1*	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 2, 2014
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	May 2, 2014
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

10.24+
Camden National Corporation Amended and Restated Long-Term Performance Share Plan for the 2014 – 2016 performance period (incorporated herein by reference to Exhibit 10.24 to the Company's Form 8-K filed with the Commission on March 25, 2014).

23.1*	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract or a compensatory plan or arrangement.