Form 10-Q
period 2014-06-30
CAMDEN NATIONAL CORP
filed 2014-08-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Outstanding at August 4, 2014:  Common stock (no par value) 7,421,595 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of June 30, 2014, and for the three and six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Portland, Maine
August 8, 2014

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Number of Shares)	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$51,465	$51,355
Securities:
Available-for-sale securities, at fair value	772,467	808,477
Held-to-maturity securities, at amortized cost	9,798	—
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,379	19,724
Total securities	802,644	828,201
Trading account assets	2,406	2,488
Loans	1,696,765	1,580,402
Less: allowance for loan losses	(21,905)	(21,590)
Net loans	1,674,860	1,558,812
Goodwill and other intangible assets	48,745	49,319
Bank-owned life insurance	46,961	46,363
Premises and equipment, net	24,696	25,727
Deferred tax assets	13,261	16,047
Interest receivable	5,953	5,808
Other real estate owned	2,217	2,195
Other assets	18,498	17,514
Total assets	$2,691,706	$2,603,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$242,422	$241,866
Interest checking	440,443	453,909
Savings and money market	659,718	675,679
Certificates of deposit	330,575	343,034
Brokered deposits	184,304	99,336
Total deposits	1,857,462	1,813,824
Federal Home Loan Bank advances	56,076	56,112
Other borrowed funds	464,851	430,058
Junior subordinated debentures	43,973	43,922
Accrued interest and other liabilities	31,624	28,817
Total liabilities	2,453,986	2,372,733
Commitments and contingencies (Notes 6, 7, and 9)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,421,445 and 7,579,913 shares as of June 30, 2014 and December 31, 2013, respectively	41,211	47,783
Retained earnings	203,683	195,660
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(943)	(7,964)
Net unrealized losses on derivative instruments, net of tax	(4,437)	(2,542)
Net unrecognized losses on postretirement plans, net of tax	(1,794)	(1,841)
Total accumulated other comprehensive loss	(7,174)	(12,347)
Total shareholders’ equity	237,720	231,096
Total liabilities and shareholders’ equity	$2,691,706	$2,603,829

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and Per Share Data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$17,757	$18,059	$34,537	$35,854
Interest on U.S. government and sponsored enterprise obligations	4,124	4,074	8,354	8,350
Interest on state and political subdivision obligations	314	292	608	597
Interest on federal funds sold and other investments	94	56	183	106
Total interest income	22,289	22,481	43,682	44,907
Interest Expense
Interest on deposits	1,565	1,828	3,116	3,647
Interest on borrowings	845	767	1,652	1,585
Interest on junior subordinated debentures	631	636	1,256	1,257
Total interest expense	3,041	3,231	6,024	6,489
Net interest income	19,248	19,250	37,658	38,418
Provision for credit losses	643	695	1,136	1,369
Net interest income after provision for credit losses	18,605	18,555	36,522	37,049
Non-Interest Income
Service charges on deposit accounts	1,620	1,755	3,089	3,439
Other service charges and fees	1,543	1,513	2,938	2,942
Income from fiduciary services	1,349	1,275	2,533	2,418
Brokerage and insurance commissions	459	409	937	821
Bank-owned life insurance	292	314	598	652
Net gain on sale of securities	285	—	451	138
Mortgage banking income, net	70	584	142	1,158
Other income	886	526	1,501	1,144
Total non-interest income	6,504	6,376	12,189	12,712
Non-Interest Expense
Salaries and employee benefits	8,301	7,961	16,281	16,322
Furniture, equipment and data processing	1,743	1,931	3,532	3,535
Net occupancy costs	1,270	1,407	2,650	2,959
Consulting and professional fees	782	585	1,300	1,132
Other real estate owned and collection costs (recoveries)	515	(22)	1,028	866
Regulatory assessments	485	500	966	999
Amortization of intangible assets	287	287	574	574
Branch Acquisition costs	—	71	—	232
Other expenses	2,409	2,928	4,586	5,529
Total non-interest expense	15,792	15,648	30,917	32,148
Income before income taxes	9,317	9,283	17,794	17,613
Income Taxes	3,001	2,952	5,763	5,620
Net Income	$6,316	$6,331	$12,031	$11,993

Per Share Data
Basic earnings per share	$0.85	$0.83	$1.60	$1.57
Diluted earnings per share	$0.85	$0.82	$1.60	$1.56
Weighted average number of common shares outstanding	7,430,709	7,637,433	7,479,461	7,632,586
Diluted weighted average number of common shares outstanding	7,450,639	7,652,199	7,500,318	7,646,742
 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net income	$6,316	$6,331	$12,031	$11,993
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities arising during the period, net of tax of ($2,897), $6,808, ($3,938) and $8,315, respectively	5,381	(12,644)	7,314	(15,443)
Reclassification of gains included in net income, net of tax of $100, $0, $158 and $48, respectively(1)	(185)	—	(293)	(90)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	5,196	(12,644)	7,021	(15,533)
Net change in unrealized (losses) gains on cash flow hedging derivatives, net of tax of $437, ($1,236), $1,020 and ($1,694), respectively	(812)	2,296	(1,895)	3,146
Reclassification of amortization of net unrecognized actuarial loss and prior service credit, net of tax of ($12), ($25), ($27) and ($50), respectively(2)	20	47	47	94
Other comprehensive income (loss)	4,404	(10,301)	5,173	(12,293)
Comprehensive income (loss)	$10,720	$(3,970)	$17,204	$(300)
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	11,993	—	11,993
Other comprehensive loss, net of tax	—	—	—	(12,293)	(12,293)
Stock-based compensation expense	—	159	—	—	159
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	17,962	83	—	—	83
Cash dividends declared ($0.54 per share)	—	—	(4,137)	—	(4,137)
Balance at June 30, 2013	7,640,712	$49,909	$189,007	$(9,296)	$229,620

Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	12,031	—	12,031
Other comprehensive income, net of tax	—	—	—	5,173	5,173
Stock-based compensation expense	—	431	—	—	431
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	22,887	152	—	—	152
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($0.54 per share)	—	—	(4,008)	—	(4,008)
Balance at June 30, 2014	7,421,445	$41,211	$203,683	$(7,174)	$237,720

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In Thousands)	2014	2013
Operating Activities
Net income	$12,031	$11,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,136	1,369
Depreciation and amortization expense	1,459	1,590
Investment securities amortization and accretion, net	831	1,209
Stock-based compensation expense	431	159
Amortization of intangible assets	574	574
Net gain on sale of investment securities	(451)	(138)
Net increase in other real estate owned valuation allowance and loss on disposition	43	31
Originations of mortgage loans held for sale	(399)	(22,641)
Proceeds from the sale of mortgage loans	416	20,467
Gain on sale of mortgage loans	(17)	(652)
Decrease in trading assets	82	19
(Increase) decrease in other assets	(1,840)	2,939
Increase (decrease) in other liabilities	271	(3,456)
Net cash provided by operating activities	14,567	13,463
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	75,517	75,669
Purchase of available-for-sale securities	(29,036)	(108,954)
Purchase of held-to-maturity securities	(9,847)	—
Net increase in loans	(118,348)	(40,340)
Purchase of Federal Home Loan Bank stock	(706)	—
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	51	1,310
Proceeds from the sale of other real estate owned	890	103
Recoveries of previously charged-off loans	383	325
Cash settlement in Branch Acquisition	—	(3,278)
Purchase of premises and equipment	(494)	(586)
Net cash used by investing activities	(81,590)	(75,751)
Financing Activities
Net increase (decrease) in deposits	43,725	(35,382)
Repayments on Federal Home Loan Bank long-term advances	(36)	(257)
Net increase in other borrowed funds	34,832	88,428
Common stock repurchased	(7,475)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	152	83
Cash dividends paid on common stock	(4,065)	(3,978)
Net cash provided by financing activities	67,133	48,894
Net increase (decrease) in cash and cash equivalents	110	(13,394)
Cash and cash equivalents at beginning of year	51,355	58,290
Cash and cash equivalents at end of period	$51,465	$44,896
Supplemental information
Interest paid	$6,075	$6,765
Income taxes paid	3,720	5,400
Transfer from loans to other real estate owned	955	976

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2014 and December 31, 2013, the consolidated statements of income for the three and six months ended June 30, 2014 and 2013, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2014 and 2013, and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three and six months ended June 30, 2014 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2013 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	Freddie Mac:	Federal Home Loan Mortgage Corporation
Act:	Medicare Prescription Drug, Improvement and Modernization Act	GAAP:	Generally accepted accounting principles in the United States
AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	MaineHousing:	Maine State Housing Authority
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
bp or bps:	Basis point(s)	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	OCC:	Office of the Comptroller of the Currency
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	OCI:	Other comprehensive income (loss)
BSA:	Bank Secrecy Act	OFAC:	Office of Foreign Assets Control
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OREO:	Other real estate owned
CSV:	Cash surrender value	OTTI:	Other-than-temporary impairment
CMO:	Collateralized mortgage obligation	SERP:	Supplemental executive retirement plans
Company:	Camden National Corporation	TDR:	Troubled-debt restructured loan

DCRP:	Defined Contribution Retirement Plan	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
EPS:	Earnings per share	U.S.:	United States of America
FASB:	Financial Accounting Standards Board	2003 Plan:	2003 Stock Option and Incentive Plan
FDIC:	Federal Deposit Insurance Corporation	2012 Plan:	2012 Equity and Incentive Plan
FHLB:	Federal Home Loan Bank	2012 Repurchase Program:	2012 Common Stock Repurchase Program, approved by the Company's Board of Directors
FHLBB:	Federal Home Loan Bank of Boston	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
FRB:	Federal Reserve Bank

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,316	$6,331	$12,031	$11,993
Dividends and undistributed earnings allocated to participating securities(1)	(19)	(20)	(37)	(30)
Net income available to common shareholders	$6,297	$6,311	$11,994	$11,963
Weighted-average common shares outstanding for basic EPS	7,430,709	7,637,433	7,479,461	7,632,586
Dilutive effect of stock-based awards(2)	19,930	14,766	20,857	14,156
Weighted-average common and potential common shares for diluted EPS	7,450,639	7,652,199	7,500,318	7,646,742
Earnings per common share:
Basic EPS	$0.85	$0.83	$1.60	$1.57
Diluted EPS	$0.85	$0.82	$1.60	$1.56
Awards excluded from the calculation of diluted EPS(3):
Stock options	14,750	48,000	14,750	48,000
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
(3) Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,958	$58	$—	$5,016
Obligations of states and political subdivisions	27,242	887	—	28,129
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	373,575	6,407	(2,809)	377,173
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,617	1,160	(7,186)	355,591
Private issue collateralized mortgage obligations	6,526	32	—	6,558
Total AFS securities	$773,918	$8,544	$(9,995)	$772,467
HTM Securities:
Obligations of states and political subdivisions	$9,798	$121	$(27)	$9,892
Total HTM securities	$9,798	$121	$(27)	$9,892
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$30,143	$1,075	$(11)	$31,207
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	397,409	5,528	(7,034)	395,903
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	385,847	912	(12,324)	374,435
Private issue collateralized mortgage obligations	7,329	10	(407)	6,932
Total AFS securities	$820,728	$7,525	$(19,776)	$808,477

Net unrealized losses on AFS securities at June 30, 2014 and December 31, 2013 included in AOCI amounted to $943,000 and $8.0 million, net of a deferred tax benefit of $508,000 and $4.3 million, respectively.

During the first six months of 2014, the Company purchased investment securities totaling $38.9 million. The Company designated $29.1 million as AFS securities and $9.8 million as HTM securities. The Company did not carry any HTM securities at December 31, 2013.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2014 and December 31, 2013, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$14,043	$(11)	$132,457	$(2,798)	$146,500	$(2,809)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	4,984	(49)	246,076	(7,137)	251,060	(7,186)
Total AFS securities	$19,027	$(60)	$378,533	$(9,935)	$397,560	$(9,995)
HTM Securities:
Obligations of states and political subdivisions	$3,664	$(27)	$—	$—	$3,664	$(27)
Total HTM securities	$3,664	$(27)	$—	$—	$3,664	$(27)
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$2,143	$(11)	$—	$—	$2,143	$(11)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	145,424	(4,189)	43,915	(2,845)	189,339	(7,034)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	239,278	(7,738)	73,376	(4,586)	312,654	(12,324)
Private issue collateralized mortgage obligations	122	(4)	4,945	(403)	5,067	(407)
Total AFS securities	$386,967	$(11,942)	$122,236	$(7,834)	$509,203	$(19,776)

At June 30, 2014, the Company held 64 investment securities with a fair value of $401.2 million with unrealized losses totaling $10.0 million that are considered temporary. Of these, the Company had 55 MBS and CMO investments with a fair value of $378.5 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At June 30, 2014, the Company had no Non-Agency investments in an unrealized loss position.

Stress tests are performed monthly on the Company's Non-Agency investments, which are higher risk bonds within the investment portfolio, using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first six months of 2014 indicated potential future credit losses that were lower than previously recorded OTTI and, as such, no additional OTTI was recorded during the first six months of 2014.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales of securities	$16,258	$—	$25,695	$4,875
Gross realized gains	285	—	451	138
Gross realized losses	—	—	—	—

For the three months ended June 30, 2014, the Company sold certain AFS securities with a total carrying value of $16.0 million. For the three months ended June 30, 2014, the Company recorded net gains on the sale of AFS securities of $285,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold. The Company did not sell any securities during the three months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, the Company sold certain AFS securities with a total carrying value of $25.2 million and $4.7 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded net gains on the sale of AFS securities of $451,000 and $138,000, respectively, within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The cost basis of securities sold is measured on a specific identification basis.

Securities Pledged
At June 30, 2014 and December 31, 2013, securities with an amortized cost of $458.5 million and $479.2 million and estimated fair values of $458.4 million and $474.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$961	$983
Due after one year through five years	61,077	61,665
Due after five years through ten years	116,946	118,558
Due after ten years	594,934	591,261
	$773,918	$772,467
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,179	1,187
Due after ten years	8,619	8,705
	$9,798	$9,892

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Residential real estate loans	$567,641	$570,391
Commercial real estate loans	604,140	541,099
Commercial loans	233,859	179,203
Home equity loans	273,779	272,630
Consumer loans	17,828	17,651
Deferred loan fees, net of costs	(482)	(572)
Total loans	$1,696,765	$1,580,402

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. For the three months ended June 30, 2014 and 2013, the Company sold $399,000 and $10.4 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $17,000 and $345,000, respectively. For the six months ended June 30, 2014 and 2013, the Company sold $399,000 and $19.8 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $17,000 and $652,000, respectively.

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

In the second quarter of 2014, the Company made one revision to its ALL methodology specific to the allowance allocation for overdrawn checking accounts. Historically, the allocation was determined using the previous four quarters gross charge-offs. The methodology was revised to calculate the allowance using the previous four quarters net charge-off information, which is now consistent with the Company's overall allowance methodology and approach. The change in methodology was reviewed and approved by the Company's Board of Directors prior to implementation. The change resulted in a transfer of $165,000 from the allocated portion of the ALL to the unallocated portion of the ALL.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL for the three months ended:
Beginning balance	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
Loans charged off	(178)	(5)	(307)	(44)	(26)	—	(560)
Recoveries	42	11	73	8	12	—	146
Provision (reduction)	(134)	(173)	426	115	22	393	649
Ending balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
ALL for the six months ended:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(361)	(176)	(526)	(106)	(40)	—	(1,209)
Recoveries	134	50	169	11	19	—	383
Provision (reduction)	(235)	113	621	444	20	178	1,141
Ending balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
ALL balance attributable to loans:
Individually evaluated for impairment	$1,346	$397	$578	$805	$138	$—	$3,264
Collectively evaluated for impairment	3,795	3,964	5,906	1,947	180	2,849	18,641
Total ending ALL	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
Loans:
Individually evaluated for impairment	$11,782	$7,334	$4,272	$2,142	$433	$—	$25,963
Collectively evaluated for impairment	555,377	596,806	229,587	271,637	17,395	—	1,670,802
Total ending loans balance	$567,159	$604,140	$233,859	$273,779	$17,828	$—	$1,696,765

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL for the three months ended:
Beginning balance	$7,269	$3,602	$6,200	$3,358	$222	$2,718	$23,369
Loans charged off	(202)	(91)	(167)	(309)	(76)	—	(845)
Recoveries	2	17	69	—	9	—	97
Provision (reduction)	(837)	62	(314)	379	66	1,344	700
Ending balance	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321
ALL for the six months ended:
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

The ALL at June 30, 2014 increased $315,000 since December 31, 2013. The increase is due to loan growth of $116.4 million driven by growth in the commercial real estate and commercial portfolios, partially offset by improvement in asset quality. At June 30, 2014, loans classified Grades 7 and 8, and non-performing decreased $14.2 million since December 31, 2013.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of June 30, 2014 and December 31, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) at 26% and 28%, respectively, and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels) at 25% for both June 30, 2014 and December 31, 2013.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
June 30, 2014
Pass (Grades 1-6)	$551,460	$566,870	$214,662	$—	$—	$1,332,992
Performing	—	—	—	271,637	17,395	289,032
Special Mention (Grade 7)	3,064	5,909	9,093	—	—	18,066
Substandard (Grade 8)	12,635	31,361	10,104	—	—	54,100
Non-performing	—	—	—	2,142	433	2,575
Total	$567,159	$604,140	$233,859	$273,779	$17,828	$1,696,765
December 31, 2013
Pass (Grades 1-6)	$551,035	$496,257	$155,851	$—	$—	$1,203,143
Performing	—	—	—	271,059	17,210	288,269
Special Mention (Grade 7)	3,196	7,749	11,315	—	—	22,260
Substandard (Grade 8)	15,588	37,093	12,037	—	—	64,718
Non-performing	—	—	—	1,571	441	2,012
Total	$569,819	$541,099	$179,203	$272,630	$17,651	$1,580,402

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2014
Residential real estate	$1,496	$571	$5,581	$7,648	$559,511	$567,159	$—	$7,887
Commercial real estate	1,193	204	4,702	6,099	598,041	604,140	109	6,282
Commercial	531	103	3,397	4,031	229,828	233,859	—	3,840
Home equity	459	148	1,820	2,427	271,352	273,779	—	2,142
Consumer	43	6	412	461	17,367	17,828	—	433
Total	$3,722	$1,032	$15,912	$20,666	$1,676,099	$1,696,765	$109	$20,584
December 31, 2013
Residential real estate	$3,218	$684	$7,269	$11,171	$558,648	$569,819	$—	$10,520
Commercial real estate	926	2,036	3,301	6,263	534,836	541,099	257	7,799
Commercial	159	237	1,980	2,376	176,827	179,203	198	2,146
Home equity	1,395	388	1,007	2,790	269,840	272,630	—	1,571
Consumer	63	21	418	502	17,149	17,651	—	441
Total	$5,761	$3,366	$13,975	$23,102	$1,557,300	$1,580,402	$455	$22,477

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was approximately $225,000 and $229,000 for the three months ended June 30, 2014 and 2013, respectively, and $455,000 and $481,000 for the six months ended June 30, 2014 and 2013, respectively.

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDRs consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain in a restructured status, even if performing in accordance with the modified terms, until paid in full.

At June 30, 2014 and December 31, 2013, the allowance related to TDRs was $823,000 and $656,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations. At June 30, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

During the first six months of 2014, the Company modified one loan qualifying as a TDR, which had a current balance of $148,000 at June 30, 2014. During the first six months of 2013, the Company modified seven loans qualifying as TDRs with current balances of $872,000 at June 30, 2013. The modification of these loans as TDRs did not have a material financial effect on the Company. Loans restructured due to credit difficulties that are now performing were $5.4 million and $5.7 million at June 30, 2014 and 2013, respectively.

The following is a summary of accruing and non-accruing TDRs by portfolio segment as of the following dates:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Current Balance
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Residential real estate	26	26	$4,213	$4,140	$4,394	$4,311	$4,126	$4,089
Commercial real estate	9	10	2,471	3,031	2,509	3,074	1,973	2,558
Commercial	7	7	504	504	504	504	475	488
Consumer and home equity	—	1	—	3	—	3	—	1
Total	42	44	$7,188	$7,678	$7,407	$7,892	$6,574	$7,136

As of June 30, 2014 and 2013, there were no loans modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted.

Impaired loans consist of non-accrual loans and TDRs. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and six months ended June 30, 2014:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$8,964	$8,964	$1,346	$9,653	$35	$10,273	$64
Commercial real estate	5,734	5,734	397	6,371	(4)	6,812	1
Commercial	3,886	3,886	578	3,273	5	2,618	10
Home equity	1,704	1,704	805	1,671	—	1,614	—
Consumer	416	416	138	417	—	422	—
Ending Balance	20,704	20,704	3,264	21,385	36	21,739	75
Without an allowance recorded:
Residential real estate	2,818	3,177	—	2,924	(2)	2,634	3
Commercial real estate	1,600	1,984	—	1,466	19	1,601	29
Commercial	386	478	—	387	1	478	2
Home equity	438	645	—	425	—	421	—
Consumer	17	37	—	17	—	17	—
Ending Balance	5,259	6,321	—	5,219	18	5,151	34
Total impaired loans	$25,963	$27,025	$3,264	$26,604	$54	$26,890	$109
(1) Negative interest income represents the re-allocation of income between "with an allowance recorded" and "without an allowance recorded" (or vice versa) during the period.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and six months ended June 30, 2013:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,491	$9,491	$1,487	$9,250	$30	$9,967	$59
Commercial real estate	4,047	4,047	296	4,082	6	4,213	9
Commercial	2,754	2,754	386	2,749	1	2,779	3
Home equity	1,243	1,243	442	1,148	—	1,338	—
Consumer	420	420	71	461	—	459	—
Ending Balance	17,955	17,955	2,682	17,690	37	18,756	71
Without an allowance recorded:
Residential real estate	2,608	3,503	—	2,874	6	2,954	13
Commercial real estate	4,432	4,705	—	4,072	24	3,794	46
Commercial	858	981	—	652	5	595	6
Home equity	283	483	—	412	—	388	—
Consumer	1	1	—	2	—	2	—
Ending Balance	8,182	9,673	—	8,012	35	7,733	65
Total impaired loans	$26,137	$27,628	$2,682	$25,702	$72	$26,489	$136

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the year ended December 31, 2013:

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$11,902	$11,902	$1,750	$10,411	$118
Commercial real estate	6,805	6,805	526	5,517	20
Commercial	1,876	1,876	132	2,543	10
Home equity	1,228	1,228	433	1,291	—
Consumer	425	425	140	460	—
Ending Balance	22,236	22,236	2,981	20,222	148
Without an allowance recorded:
Residential real estate	2,533	3,846	—	2,925	28
Commercial real estate	2,059	2,782	—	3,362	55
Commercial	759	871	—	765	8
Home equity	343	479	—	334	—
Consumer	17	37	—	11	—
Ending Balance	5,711	8,015	—	7,397	91
Total impaired loans	$27,947	$30,251	$2,981	$27,619	$239

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at fair value of the real estate, less the estimated cost to sell (i.e. net realizable value). If a write-down of the recorded investment at the time of transfer to OREO is necessary, the write-down is charged to the ALL. If a subsequent write-down of the property is necessary due to a further decline in the fair value of the property then the write-down is recorded through a valuation allowance on the OREO property and charged to other non-interest expense in the consolidated statements of income. At June 30, 2014, the Company had 10 residential real estate properties and 7 commercial properties with a carrying value of $912,000 and $1.3 million, respectively, within OREO. At December 31, 2013, the Company had 10 residential real estate properties and 6 commercial properties with a carrying value of $1.0 million and $1.2 million, respectively, within OREO.

At June 30, 2014 and December 31, 2013, the Company had $5.5 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business acquisitions in prior years.

Goodwill as of June 30, 2014 and December 31, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
June 30, 2014 and December 31, 2013:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at June 30, 2014 and December 31, 2013	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the six months ended June 30, 2014 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2013	$17,300	$(13,088)	$4,212	$753	$(452)	$301
2014 amortization	—	(536)	(536)	—	(38)	(38)
Balance at June 30, 2014	$17,300	$(13,624)	$3,676	$753	$(490)	$263

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of June 30, 2014:

	Core Deposit Intangible	Trust Relationship Intangible
2014	$537	$37
2015	1,073	75
2016	1,073	75
2017	993	76
Total	$3,676	$263

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended June 30, 2014 and 2013 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net period benefit cost	2014	2013	2014	2013
Service cost	$67	$82	$134	$164
Interest cost	114	94	228	188
Recognized net actuarial loss	35	56	70	112
Recognized prior service cost	5	5	10	10
Net period benefit cost(1)	$221	$237	$442	$474
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net period benefit cost	2014	2013	2014	2013
Service cost	$11	$19	$22	$38
Interest cost	33	35	66	70
Recognized net actuarial loss	2	11	4	22
Recognized prior service credit	(10)	—	(10)	—
Net period benefit cost(1)	$36	$65	$82	$130
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

On March 7, 2014, 5,055 shares were purchased by certain officers of the Company and its subsidiaries at a one-third discount, based on the closing market price of the Company's common stock on the date of grant of $39.57, in lieu of the employees' annual incentive bonus under the MSPP. The shares fully vest after two years of service from the grant date.

On March 17, 2014, the Company granted 2,020 deferred stock awards under the DCRP to certain executive officers. The stock awards have been determined to have a fair value of $40.00 per unit, based on the closing market price of the Company's common stock on the grant date.

On March 25, 2014, the Company approved the Amended and Restated LTIP for the 2014 – 2016 performance period. Pursuant to the 2014 – 2016 LTIP, certain executive officers of the Company are eligible to receive equity compensation based on the attainment of certain performance goals set forth in the 2014 – 2016 LTIP. Performance goals under the 2014 – 2016 LTIP include specific revenue growth and efficiency ratio goals for threshold, target and superior levels of performance, and a minimum level of performance for the Company’s non-performing assets to total assets ratio at December 31, 2016 and a minimum level of net income growth for the three-year period ending December 31, 2016.

On May 1, 2014, the Company granted 2,831 unrestricted stock awards and restricted stock units to the Directors of the Company and Bank under the Independent Directors' Equity Compensation Program, a component of the 2012 Plan. The unrestricted stock awards fully vested on the grant date and have voting and dividend rights. The restricted stock units are deferred until termination or retirement and have no voting or dividend rights. The fair value of the share awards issued to the Directors was determined using the closing market price of the Company's stock on the grant date, $37.50 per unit. The Company recorded $106,000 of expense associated with the issuance in the second quarter of 2014. The expense is recorded within consulting and professional fees on the consolidated statements of income.

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

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset. The Company did not have any loans held for sale at June 30, 2014 or December 31, 2013.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2014
Financial Assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,016	$—	$5,016	$—
Obligations of states and political subdivisions	28,129	—	28,129	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,173	—	377,173	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	355,591	—	355,591	—
Private issue collateralized mortgage obligations	6,558	—	6,558	—
Trading account assets	2,406	2,406	—	—
Customer interest rate swap agreements	584	—	584	—
Financial Liabilities:
Interest rate swap agreements	6,826	—	6,826	—
Customer interest rate swap agreements	584	—	584	—
December 31, 2013
Financial Assets:
AFS securities:
Obligations of states and political subdivisions	$31,207	$—	$31,207	$—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	395,903	—	395,903	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	374,435	—	374,435	—
Private issue collateralized mortgage obligations	6,932	—	6,932	—
Trading account assets	2,488	2,488	—	—
Customer interest rate swap agreements	114	—	114	—
Financial Liabilities:
Interest rate swap agreements	3,911	—	3,911	—
Customer interest rate swap agreements	114	—	114	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to individually evaluate for impairment loans with a principal balance greater than $250,000 and are risk rate 8 or higher or are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing the estimated fair value of the collateral, less the estimated costs to sell (i.e. net realizable value), to the carrying value of the loan. If the estimated net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to the estimated net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value (or net realizable value) on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

As of and for the six months ended June 30, 2014, there have been no indications or triggering events for which management believes that it is more-likely-than-not that goodwill is impaired. In the fourth quarter of 2013, the Company recorded a goodwill impairment of $2.8 million to write-down the financial services reporting unit to fair value of $3.9 million. As such, goodwill for the financial services reporting unit at December 31, 2013 is recorded at fair value. The banking reporting unit was not deemed impaired.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013. Not included in the table below because they are not recorded at fair value at June 30, 2014 and December 31, 2013 are: (i) impaired loans of $19.1 million and $19.4 million, respectively; (ii) MSRs reported of $414,000 and $322,000, respectively; and (iii) OREO properties of $305,000 and $612,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2014
Financial assets:
Collateral-dependent impaired loans	$6,857	$—	$—	$6,857
MSRs(1)	190	—	190	—
Non-financial assets:
OREO	1,912	—	—	1,912
December 31, 2013
Financial assets:
Collateral-dependent impaired loans	$8,557	$—	$—	$8,557
MSRs(1)	404	—	404	—
Non-financial assets:
OREO	1,583	—	—	1,583
Goodwill - financial services reporting unit	3,904	—	—	3,904
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2014
Collateral-dependent impaired loans:
Partially charged-off	$982	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 32%	(10%)
Specifically reserved(1)	5,875	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 100%	(27%)
OREO	1,912	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(13%)
			Estimated selling cost	6 - 10%	(9%)
December 31, 2013
Collateral-dependent impaired loans:
Partially charged-off	$1,874	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 85%	(14%)
Specifically reserved(1)	6,683	Market approach appraisal of collateral	Management adjustment of appraisal	7 - 90%	(22%)
OREO	1,583	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(16%)
			Estimated selling cost	6 - 10%	(10%)
Goodwill	3,904	Discounted cash flow	Revenue growth rate	5.0%	—
			Margin percentage	8.3%	—
			Discount rate	16.5%	—
			Fair value weighting	50.0%	—
		Market approach	Fair value weighting	50.0%	—
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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at June 30, 2014:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$51,465	$51,465	$51,465	$—	$—
AFS securities	772,467	772,467	—	772,467	—
HTM securities	9,798	9,892	—	9,892	—
FHLB and FRB stock	20,379	20,379	20,379	—	—
Trading account assets	2,406	2,406	2,406	—	—
Residential real estate loans	561,249	577,919	—	—	577,919
Commercial real estate loans	599,127	596,944	—	—	596,944
Commercial loans	226,406	222,803	—	—	222,803
Home equity loans	270,616	271,992	—	—	271,992
Consumer loans	17,462	17,839	—	—	17,839
MSRs(1)	604	1,609	—	1,609	—
Interest receivable	5,953	5,953	—	5,953	—
Investments in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	584	584	—	584	—
Financial liabilities:
Deposits	$1,857,462	$1,860,301	$1,303,134	$557,167	$—
FHLB advances	56,076	58,633	—	58,633	—
Commercial repurchase agreements	30,120	31,771	—	31,771	—
Other borrowed funds	434,731	434,792	434,792	—	—
Junior subordinated debentures	43,973	43,973	—	43,973	—
Interest payable	516	516	516	—	—
Interest rate swap agreements	6,826	6,826	—	6,826	—
Customer interest rate swap agreements	584	584	—	584	—
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

As of June 30, 2014, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies within the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	June 30, 2014	December 31, 2013
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$295,957	$276,671
Commercial and commercial real estate	40,337	26,688
Residential	13,757	6,408
Letters of credit	2,046	1,789
Other commitments	355	437
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Customer loan swaps	30,764	15,702

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

Interest Rate Swaps:
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable- for fixed-interest rate swap agreements on its junior subordinated debentures and $7.5 million in cash held as collateral. The terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at June 30, 2014 was a liability of $6.8 million. As each instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the six months ended June 30, 2014 of $1.9 million, net of tax, was recorded in OCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company has a notional amount of $15.4 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or have any net impact on the Company's net income.

Interest Rate Locks:
As part of originating residential mortgages, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments. At June 30, 2014 and December 31, 2013, based upon the pipeline of mortgage loans with rate lock commitments, the fair value of these commitments is immaterial to the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU was issued to respond to concerns about current accounting and disclosures for repurchase agreements and similar transactions. The concern was that under current accounting guidance there is an unnecessary distinction between the accounting for different types of repurchase agreements. Under current guidance, the repurchase-to-maturity transactions are accounted for as sales with forward agreements, whereas repurchase agreements that settle before the maturity of the transferred financial asset are accounted for as secured borrowings. The ASU amendments require new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secure borrowings. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU was issued because current U.S. GAAP does not contain explicit guidance on how to account for share-based payments when a performance target could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The ASU will not have a material effect on the Company's consolidated financial statements.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses; accounting for acquisitions and the review of goodwill and other identifiable intangible assets for impairment; valuation of OREO; OTTI of investments; effectiveness of hedging derivatives; and accounting for postretirement plans, stock-based compensation, and income taxes. There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of the Company's critical accounting policies.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, tax equivalent net interest income, return on average tangible shareholders' equity, tangible book value per share, and tangible shareholders' equity to tangible assets. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Non-interest expense, as presented	$15,792	$15,648	$30,917	$32,148
Less: Branch Acquisition costs	—	71	—	232
Non-interest expense, adjusted	$15,792	$15,577	$30,917	$31,916
Net interest income, as presented	$19,248	$19,250	$37,658	$38,418
Add: effect of tax-exempt income	214	205	411	415
Non-interest income, as presented	6,504	6,376	12,189	12,712
Less: net gain on sale of securities	285	—	451	138
Net interest income and non-interest income, adjusted	$25,681	$25,831	$49,807	$51,407
Non-GAAP efficiency ratio	61.49%	60.30%	62.07%	62.08%
GAAP efficiency ratio	61.32%	61.06%	62.02%	62.88%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net interest income, as presented	$19,248	$19,250	$37,658	$38,418
Add: effect of tax-exempt income	214	205	411	415
Net interest income, tax equivalent	$19,462	$19,455	$38,069	$38,833

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net income, as presented	$6,316	$6,331	$12,031	$11,993
Add: tax-effected amortization of intangible assets	187	187	373	373
Net income, adjusted	$6,503	$6,518	$12,404	$12,366
Average shareholders’ equity	$231,949	$237,166	$232,243	$235,679
Less average goodwill and other intangibles	48,880	52,860	49,023	53,007
Average tangible shareholders’ equity	$183,069	$184,306	$183,220	$182,672
Return on average tangible shareholders' equity (annualized)	14.25%	14.18%	13.65%	13.65%
Return on average shareholders' equity (annualized)	10.92%	10.71%	10.45%	10.26%

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

(Dollars In Thousands, Except per Share Data)	June 30, 2014	December 31, 2013	June 30, 2013
Shareholders’ equity	$237,720	231,096	$229,620
Less: goodwill and other intangibles	48,745	49,319	52,725
Tangible shareholders’ equity	$188,975	$181,777	$176,895
Shares outstanding at period end	7,421,445	7,579,913	7,640,712
Tangible book value per share	$25.46	$23.98	$23.15
Book value per share	$32.03	$30.49	$30.05

Tangible Shareholders' Equity to Tangible Assets. Tangible shareholders' equity to tangible assets is the ratio of (i) shareholders' equity less goodwill and other intangibles (the numerator) to (ii) total assets less goodwill and other intangibles (the denominator). This ratio is a measure used within our industry to assess whether or not a company is highly leveraged. The following table provides a reconciliation between tangible shareholders' equity to tangible assets and shareholders' equity to assets.

(Dollars In Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Shareholders' equity, as presented	$237,720	$231,096	$229,620
Less: goodwill and other intangibles	48,745	49,319	52,725
Tangible equity	$188,975	$181,777	$176,895
Total assets	$2,691,706	$2,603,829	$2,601,778
Less: goodwill and other intangibles	48,745	49,319	52,725
Tangible assets	$2,642,961	$2,554,510	$2,549,053
Tangible equity to tangible assets	7.15%	7.12%	6.94%
Equity to assets	8.83%	8.88%	8.83%

EXECUTIVE OVERVIEW

Net income and diluted EPS for the three months ended June 30, 2014 was $6.3 million and $0.85 per share, respectively, reflecting a decrease in net income of $15,000 and an increase in diluted EPS of $0.03 per share over the three months ended June 30, 2013. Excluded from net income for the three months ended June 30, 2014 was the contribution provided by the five Franklin County branches divested in 2013. For the three months ended June 30, 2013, the five Franklin County branches contributed $189,000 to net income, or $0.02 per share.

Net income and diluted EPS for the six months ended June 30, 2014 was $12.0 million and $1.60 per share, respectively, reflecting an increase in net income and EPS of $38,000 and $0.04 per share, respectively, over the six months ended June 30, 2013. Excluded from net income for the six months ended June 30, 2014 was the contribution provided by the five Franklin County branches divested in 2013. For the six months ended June 30, 2013, the five Franklin County branches contributed $342,000 to net income, or $0.04 per share

Total assets at June 30, 2014 were $2.7 billion, representing an $87.9 million, or 3%, increase since year-end. The growth in total assets was fueled by loan growth of $116.4 million, representing a 15% annualized growth rate. Loan growth continues to be centered within our commercial real estate and commercial portfolios, evidenced by growth in those portfolios of $117.7 million since year-end, while our retail portfolio experienced a decrease of $1.3 million. We saw signs of positive momentum within our home equity and consumer portfolio in the second quarter of 2014 primarily due to recent promotions offered; however, the effects of higher mortgage rates continue to hamper refinance activity.

Total liabilities at June 30, 2014 were $2.5 billion, representing an $81.3 million, or 3%, increase since year-end. The increase is reflective of additional borrowings and brokered deposits totaling $119.8 million necessary to fund strong loan growth. Core deposits (demand, interest checking, savings, and money market) decreased $28.9 million since year-end due to the seasonal outflows of deposits within our market.

Shareholders' equity at June 30, 2014 was $237.7 million, representing an increase of $6.6 million since December 31, 2013. The primary factors attributable to the net increase are:

•	Net income of $12.0 million for the six months ended June 30, 2014.

•	OCI of $5.2 million for the six months ended June 30, 2014, primarily due to an increase in the fair market value of our AFS investment portfolio as interest rates have decreased since year-end.

•	Partially offset by:

•	Repurchases of 181,355 shares of the Company's common stock totaling $7.2 million.

•	Dividends declared of $0.54 per share, totaling $4.0 million.

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

Net Interest Income - Three Months Ended June 30, 2014 and 2013. Net interest income earned for the second quarter of 2014 was $19.2 million, representing a slight decrease of $2,000 compared to the same period in 2013. The decrease is primarily due to the divestiture of five branches in 2013 that contributed $411,000 to net interest income for the three months ended June 30, 2013. Overall, the Company was largely able to offset the impact of the Branch Divestiture and net interest margin compression of 12 basis points to 3.11% through strong loan production. Average loans for the three months ended June 30, 2014 increased $84.5 million, or 5%, compared to the same period last year, even with the sale of $46.0 million in loans as part of the Branch Divestiture. Loan growth primarily stemmed from our commercial and commercial real estate portfolios with average loan balances increasing $115.8 million, or 17%, over the same period in 2013.

Other key data points pertaining to net interest income for the three months ended June 30, 2014 over 2013 include:

•
Our yield on interest-earnings assets for the three months ended June 30, 2014 decreased 17 basis points to 3.60% compared to the same period in 2013. The decrease is due to the recording of new loans at historic low interest rates, while existing loans with higher rates continue to mature and/or refinance to lower interest rates.

•	Our cost of funds for the three months ended June 30, 2014 decreased 6 basis points to 0.50% compared to the same period in 2013.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin for the three months ended June 30, 2014 and 2013:

Quarterly Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Three Months Ended			At or for the Three Months Ended
	June 30, 2014			June 30, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$777,935	$4,212	2.17%	$774,916	$4,130	2.13%
Securities - nontaxable(1)	37,386	484	5.17%	30,800	449	5.83%
Trading account assets	2,309	5	0.95%	2,245	—	—%
Loans(2):
Residential real estate	566,070	6,017	4.25%	572,920	6,596	4.61%
Commercial real estate	591,276	6,816	4.56%	511,115	6,227	4.82%
Commercial	214,559	2,045	3.77%	178,887	1,964	4.34%
Municipal(1)	14,724	127	3.45%	12,949	136	4.21%
Consumer	288,897	2,797	3.88%	315,197	3,184	4.05%
Total loans	1,675,526	17,802	4.23%	1,591,068	18,107	4.53%
Total interest-earning assets	2,493,156	22,503	3.60%	2,399,029	22,686	3.77%
Cash and due from banks	42,360			43,758
Other assets	165,574			166,333
Less: ALL	(21,892)			(23,395)
Total assets	$2,679,198			$2,585,725
Liabilities & Shareholders' Equity
Deposits:
Demand	$227,599	$—	—	$224,351	$—	—
Interest checking	465,565	80	0.07%	475,621	90	0.08%
Savings	245,034	35	0.06%	236,277	33	0.06%
Money market	423,687	315	0.30%	445,585	337	0.30%
Certificates of deposit	332,686	774	0.93%	399,864	1,013	1.02%
Total deposits	1,694,571	1,204	0.28%	1,781,698	1,473	0.33%
Borrowings:
Brokered deposits	144,792	361	1.00%	123,151	355	1.16%
Junior subordinated debentures	43,960	631	5.76%	43,858	636	5.82%
Other borrowings	535,834	845	0.63%	368,183	767	0.84%
Total borrowings	724,586	1,837	1.02%	535,192	1,758	1.32%
Total funding liabilities	2,419,157	3,041	0.50%	2,316,890	3,231	0.56%
Other liabilities	28,092			31,669
Shareholders' equity	231,949			237,166
Total liabilities & shareholders' equity	$2,679,198			$2,585,725

Net interest income (fully-taxable equivalent)		19,462			19,455
Less: fully-taxable equivalent adjustment		(214)			(205)
Net interest income		$19,248			$19,250

Net interest rate spread (fully-taxable equivalent)			3.10%			3.21%
Net interest margin (fully-taxable equivalent)			3.11%			3.23%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Net Interest Income - Six Months Ended June 30, 2014 and 2013. Net interest income earned for the six months ended June 30, 2014 was $37.7 million, representing a decrease of $760,000 compared to the same period in 2013. The decrease was due to (i) the divestiture of five branches in 2013 that contributed $813,000 to net interest income for the six months ended June 30, 2013 and (ii) continued net interest margin compression of 16 basis points to 3.09% for the six months ended June 30, 2014 compared to the same period last year. The decrease due to rate and the Branch Divestiture was partially offset by strong loan production during the first half of 2014 as average loans increased $53.5 million, or 3%, compared to the same period last year, even with the sale of $46.0 million in loans as part of the Branch Divestiture. Loan growth primarily stemmed from our commercial and commercial real estate portfolios with average loan balances increasing $79.8 million, or 12%, over the same period in 2013.

Other key data points pertaining to net interest income for the six months ended June 30, 2014 over 2013 include:

•
Our yield on interest-earnings assets for the six months ended June 30, 2014 decreased 21 basis points to 3.59% compared to the same period in 2013. The decrease is due to the recording of new loans at historic low interest rates, while existing loans with higher rates continue to mature and/or refinance to lower interest rates.

•	Our cost of funds for the six months ended June 30, 2014 decreased 6 basis points to 0.51% compared to the same period in 2013.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin for the six months ended June 30, 2014 and 2013:

Year-to-date Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Six Months Ended			At or for the Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$785,772	$8,530	2.17%	$772,469	$8,445	2.19%
Securities - nontaxable(1)	35,060	935	5.33%	31,238	919	5.88%
Trading account assets	2,397	7	0.59%	2,241	12	1.05%
Loans(2):
Residential real estate	567,132	11,981	4.23%	574,031	13,171	4.59%
Commercial real estate	572,478	13,098	4.55%	507,478	12,301	4.82%
Commercial	192,475	3,736	3.86%	177,718	3,935	4.40%
Municipal(1)	12,822	240	3.78%	12,267	267	4.39%
Consumer	288,812	5,566	3.89%	308,700	6,272	4.10%
Total loans	1,633,719	34,621	4.23%	1,580,194	35,946	4.55%
Total interest-earning assets	2,456,948	44,093	3.59%	2,386,142	45,322	3.80%
Cash and due from banks	41,933			44,249
Other assets	165,668			166,517
Less: ALL	(21,749)			(23,331)
Total assets	$2,642,800			$2,573,577
Liabilities & Shareholders' Equity
Deposits:
Demand	$227,513	$—	—	$223,081	$—	—
Interest checking	463,566	158	0.07%	477,274	157	0.07%
Savings	244,749	68	0.06%	233,219	65	0.06%
Money market	422,652	621	0.30%	450,929	710	0.32%
Certificates of deposit	335,433	1,576	0.95%	407,407	2,000	0.99%
Total deposits	1,693,913	2,423	0.29%	1,791,910	2,932	0.33%
Borrowings:
Brokered deposits	124,134	693	1.13%	124,607	715	1.16%
Junior subordinated debentures	43,948	1,256	5.76%	43,845	1,257	5.78%
Other borrowings	520,016	1,652	0.64%	343,328	1,585	0.93%
Total borrowings	688,098	3,601	1.06%	511,780	3,557	1.40%
Total funding liabilities	2,382,011	6,024	0.51%	2,303,690	6,489	0.57%
Other liabilities	28,546			34,208
Shareholders' equity	232,243			235,679
Total liabilities & shareholders' equity	$2,642,800			$2,573,577

Net interest income (fully-taxable equivalent)		38,069			38,833
Less: fully-taxable equivalent adjustment		(411)			(415)
Net interest income		$37,658			$38,418

Net interest rate spread (fully-taxable equivalent)			3.08%			3.23%
Net interest margin (fully-taxable equivalent)			3.09%			3.25%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the three months ended June 30, 2014 and 2013 was $643,000 and $695,000, respectively. The provision for credit losses for the six months ended June 30, 2014 and 2013 was $1.1 million and $1.4 million, respectively. Please see “— Financial Condition — Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Service charges on deposit accounts	$1,620	$1,755	$(135)	(8)%	$3,089	$3,439	$(350)	(10)%
Other service charges and fees	1,543	1,513	30	2%	2,938	2,942	(4)	—%
Income from fiduciary services	1,349	1,275	74	6%	2,533	2,418	115	5%
Brokerage and insurance commissions	459	409	50	12%	937	821	116	14%
Bank-owned life insurance	292	314	(22)	(7)%	598	652	(54)	(8)%
Net gain on sale of securities	285	—	285	N/M	451	138	313	227%
Mortgage banking income, net	70	584	(514)	(88)%	142	1,158	(1,016)	(88)%
Other income	886	526	360	68%	1,501	1,144	357	31%
Total non-interest income	$6,504	$6,376	$128	2%	$12,189	$12,712	$(523)	(4)%
Non-interest income as a percentage of total revenues(1)	25%	26%			24%	25%
(1) Revenue is defined as net interest income plus non-interest income.
Non-Interest Income - Three Months Ended June 30, 2014 and 2013. Non-interest income for the three months ended June 30, 2014 was $6.5 million, representing an increase of $128,000, or 2%, compared to the three months ended June 30, 2013. The significant changes in non-interest income for the second quarter of 2014 compared to the second quarter of 2013 include:

•
An increase in other income of $360,000 primarily due to recognition of $196,000 of derivative fee income on a $7.6 million commercial loan swap. The remaining increase was due to an increase in servicing fees and other recurring activities.

•	An increase in net gain on sale of securities of $285,000.

•	Partially offset by:

•
A decrease in mortgage banking income of $514,000 as loan sale originations decreased from $10.4 million for the second quarter of 2013 to $399,000 for the second quarter of 2014, and gains recognized on loan sales decreased $328,000 to $17,000 for the second quarter of 2014 compared to the second quarter of 2013. The decrease in loan sales is due to the decrease in fixed-rate residential mortgage production in the second quarter of 2014 compared to the second quarter of 2013 as refinance activity has been hampered by higher interest rates. With the decrease in fixed-rate residential mortgage production, we are currently holding fixed-rate residential mortgage loans within our portfolio.

•
A decrease in deposit-related service fees of $135,000 primarily driven by the Branch Divestiture in 2013, which accounted for $113,000 of the decrease. The remaining decrease was attributable to lower overdraft and debit card transaction volume.

Non-Interest Income - Six Months Ended June 30, 2014 and 2013. Non-interest income for the six months ended June 30, 2014 was $12.2 million, representing a decrease of $523,000, or 4%, compared to the six months ended June 30, 2013. The significant changes in non-interest income for the six months ended June 30, 2014 compared to the same period for 2013 include:

•
A decrease in mortgage banking income of $1.0 million as loan sale originations decreased from $19.8 million for the six months ended June 30, 2013 to $399,000 for the six months ended June 30, 2014, and gains recognized on loans sales decreased $635,000 to $17,000 for the six months ended June 30, 2014 compared to the same period in 2013. The decrease in loan sales is due to the decrease in fixed-rate residential mortgage production in the first half of 2014 compared to 2013 as refinance activity has been hampered by higher interest rates. With the decrease in fixed-rate residential mortgage production, we are currently holding fixed-rate residential mortgage loans within our portfolio.

•
A decrease in deposit-related service fees of $350,000 primarily driven by the Branch Divestiture in 2013, which accounted for $233,000 of the decrease. The remaining decrease was largely attributable to lower overdraft and debit card transaction volume.

•	Partially offset by:

•
An increase in other income of $357,000 primarily due to recognition of $196,000 of derivative fee income on a $7.6 million commercial loan swap in the second quarter of 2014. The remaining increase was largely attributable to an increase in servicing fees and other recurring activities.

•	An increase in net gain on sale of securities of $313,000.

•	An increase in fiduciary, brokerage and insurance commission income totaling $231,000 as referrals and new relationship development efforts resulted in new accounts.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Salaries and employee benefits	$8,301	$7,961	$340	4%	$16,281	$16,322	$(41)	—%
Furniture, equipment and data processing	1,743	1,931	(188)	(10)%	3,532	3,535	(3)	—%
Net occupancy costs	1,270	1,407	(137)	(10)%	2,650	2,959	(309)	(10)%
Consulting and professional fees	782	585	197	34%	1,300	1,132	168	15%
Other real estate owned and collection costs (recoveries)	515	(22)	537	(2,441)%	1,028	866	162	19%
Regulatory assessments	485	500	(15)	(3)%	966	999	(33)	(3)%
Amortization of intangible assets	287	287	—	—%	574	574	—	—%
Branch Acquisition costs	—	71	(71)	(100)%	—	232	(232)	(100)%
Other expenses	2,409	2,928	(519)	(18)%	4,586	5,529	(943)	(17)%
Total non-interest expense	$15,792	$15,648	$144	1%	$30,917	$32,148	$(1,231)	(4)%
Efficiency ratio (non-GAAP)	61.49%	60.30%			62.07%	62.08%

Non-Interest Expense - Three Months Ended June 30, 2014 and 2013. Non-interest expense for the three months ended June 30, 2014 was $15.8 million, representing an increase of $144,000, or 1%, compared to the three months ended June 30, 2013. The significant changes in non-interest expense for the three months ended June 30, 2014, compared to the same period for 2013 include:

•	An increase in OREO and collection costs of $537,000 primarily due to a recovery of a servicing claim that occurred in the second quarter of 2013 that did not recur in the second quarter of 2014.

•	An increase in salaries and employee benefits of $340,000 as year-to-date financial results has exceeded performance metrics.

•	An increase in consulting and professional fees of $197,000 primarily due to the issuance of common stock to the Company's directors totaling $106,000.

•	Partially offset by:

•
A decrease of $519,000 in other expenses primarily due to the write-down of a receivable of $348,000 in the second quarter of 2013 that did not recur in the second quarter of 2014 and a reduction in general operating expenses as a result of the Branch Divestiture totaling $88,000.

•	A decrease in furniture, equipment and data processing of $188,000 is primarily due to $182,000 of costs associated with conversion of Acadia Trust's core system in the second quarter of 2013.

•	A decrease in net occupancy of $137,000 due to a reduction in branch occupancy costs of $51,000 related to the Branch Divestiture in 2013 and a decrease in general maintenance and utility costs.
Non-Interest Expense - Six Months Ended June 30, 2014 and 2013. Non-interest expense for the six months ended June 30, 2014 was $30.9 million, representing a decrease of $1.2 million, or 4%, compared to the six months ended June 30, 2013. The significant changes in non-interest expense for the six months ended June 30, 2014, compared to the same period for 2013 include:

•
A decrease in other expenses of $943,000 primarily due to (i) the write-down of a receivable of $348,000 in the second quarter of 2013 that did not recur in the second quarter of 2014; (ii) the reduction in operating expenses of $157,000 associated with the Branch Divestiture in 2013; and (iii) a decrease in non-routine operating costs incurred in the six months ended June 30, 2013 related to the continued on-boarding of our 14 new branches acquired in 2012 that did not recur in 2014.

•
A decrease in net occupancy costs of $309,000 due to a reduction in branch occupancy costs of $118,000 related to the Branch Divestiture in 2013 and a decrease in general maintenance and utility costs.

•	A decrease in non-recurring Branch Acquisition costs of $232,000 incurred in 2013.

•	Partially offset by:

•	An increase in consulting and professional fees of $168,000 primarily due to issuance of common stock to the Company's directors in the second quarter of 2014 totaling $106,000.

•
An increase in OREO and collection costs of $162,000 primarily due to net recoveries of servicing claims totaling $199,000 that occurred in the six months ended June 30, 2013 that did not recur in the same period of 2014. Additionally, foreclosure and collection-related costs for the six months ended June 30, 2014 decreased $37,000 compared to the same period in 2013.

FINANCIAL CONDITION

Overview
Total assets at June 30, 2014 were $2.7 billion, an increase of $87.9 million, or 3%, from December 31, 2013. The growth in total assets was primarily due to an increase in total loans of $116.4 million, a 15% annualized growth rate since year-end. Total liabilities increased $81.3 million, or 3%, since December 31, 2013, due to growth in total deposits and borrowings of $43.6 million and $34.8 million, respectively. Total shareholders’ equity increased $6.6 million, or 3%, since December 31, 2013.

Investment Securities
We purchase and hold investment securities such as U.S. bonds, U.S. government sponsored enterprises, states and political subdivisions, mortgage-backed securities, FHLBB and FRB stock, investment grade corporate bonds and equities to diversify our revenues, to provide interest rate and credit risk diversification and to provide for liquidity and funding needs. At June 30, 2014, our total holdings in investment securities were $802.6 million, a decrease of $25.6 million, from December 31, 2013. During the first six months of 2014, we purchased $38.9 million of debt securities, received proceeds on the maturity of debt securities totaling $46.9 million, and received proceeds of $28.6 million upon the sale of securities. In connection with securities sold, we recognized gains totaling $451,000. As the loan portfolio has grown, we are utilizing more of the cash flows received from investment securities to fund loan growth.

Of the debt securities purchased during the first six months of 2014, we classified $9.8 million as HTM securities and, as such, carry these at amortized cost. These debt securities that were classified as HTM are categorized as "obligations of states and political subdivisions" (i.e. municipal bonds). We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $29.1 million of debt securities purchased during the first six months of 2014 were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At June 30, 2014, we had $943,000 of unrealized losses on AFS securities, net of tax, compared to $8.0 million of unrealized loss, net of tax, at December 31, 2013. The fair value of the AFS securities at June 30, 2014 improved since December 31, 2013 as long-term interest rates period-over-period decreased. We continue to have the intent and ability to hold these securities until recovery.

Within our AFS portfolio, we held senior tranches of Non-Agency securities, which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. At June 30, 2014, our Non-Agency securities had a total fair value of $6.6 million and are in a net unrealized gain position of $32,000. At June 30, 2014, none of our Non-Agency investments were in an unrealized loss position; however, we continue to evaluate and analyze, and did so as of June 30, 2014, the Non-Agency securities regularly for indications of potential credit deterioration. Through our evaluation and analysis of our Non-Agency investment portfolio, we estimate that certain securities are at risk of future OTTI and some of this OTTI is specific to expected credit losses. As of June 30, 2014, the expected future credit losses we estimate for these securities is less than the OTTI we had previously recorded on these securities based on past estimates of credit losses. As such, we have concluded that no additional OTTI specific to credit losses is necessary to be recorded on our Non-Agency investment securities as of June 30, 2014.

Our process and methodology for analyzing the Non-Agency securities for OTTI has not significantly changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company's process and methodology.

FHLBB Stock
We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of June 30, 2014 and December 31, 2013, our investment in FHLBB stock totaled $19.5 million and $18.8 million, respectively. In 2014, the Company purchased $706,000 of additional FHLBB stock to support our current levels of FHLBB advances. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.

Loans
We provide loans primarily to customers located within our geographic market area. At June 30, 2014, total loans of $1.7 billion increased $116.4 million, representing a 15% annualized growth rate since December 31, 2013. Loan growth continues to be centered within our commercial real estate and commercial portfolios evidenced by total growth of $117.7 million since year-end, while our retail portfolio experienced a decrease of $1.3 million. We saw signs of positive momentum within our home equity and consumer portfolio in the second quarter of 2014 primarily due to recent promotions offered; however, the effects of rising interest rates approximately one year ago continue to hamper refinance activity.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Non-accrual loans:
Residential real estate	$7,887	$10,520
Commercial real estate	6,282	7,799
Commercial	3,840	2,146
Consumer and home equity loans	2,575	2,012
Total non-accrual loans	20,584	22,477
Accruing loans past due 90 days	109	455
Accruing renegotiated loans not included above	5,379	5,468
Total non-performing loans	26,072	28,400
Other real estate owned	2,217	2,195
Total non-performing assets	$28,289	$30,595
Non-performing loans to total loans	1.54%	1.80%
Allowance for credit losses to non-performing loans	84.08%	76.09%
Non-performing assets to total assets	1.05%	1.18%
Allowance for credit losses to non-performing assets	77.49%	70.63%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2014, potential problem loans amounted to approximately $537,000 as compared to $2.3 million at December 31, 2013. The decrease was largely attributable to one commercial real estate relationship totaling $1.4 million moving to non-performing status in the first quarter of 2014.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Loans 30-89 days past due:
Residential real estate	$1,800	$1,551
Commercial real estate	1,151	2,595
Commercial	466	313
Consumer and home equity loans	569	1,571
Total loans 30-89 days past due	$3,986	$6,030
Loans 30-89 days past due to total loans	0.23%	0.38%

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

In the second quarter of 2014, we made one revision to our ALL methodology specific to the allowance allocation for overdrawn checking accounts. The methodology was revised to calculate the allowance using the previous four quarters net charge-off information, which is now consistent with our overall allowance methodology and approach. The change in methodology was reviewed and approved by the Company's Board of Directors prior to implementation. The change resulted in a transfer of $165,000 from the allocated portion of the ALL to the unallocated portion of the ALL.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Six Months Ended June 30,		At or For The Twelve Months Ended December 31,
(Dollars in Thousands)	2014	2013	2013
ALL at the beginning of the period	$21,590	$23,044	$23,044
Provision for loan losses	1,141	1,384	2,052
Charge-offs:
Residential real estate loans	361	347	1,059
Commercial real estate	176	171	952
Commercial loans	526	444	1,426
Consumer and home equity loans	146	470	837
Total loan charge-offs	1,209	1,432	4,274
Recoveries:
Residential real estate loans	134	5	35
Commercial real estate loans	50	92	121
Commercial loans	169	198	495
Consumer and home equity loans	30	30	117
Total loan recoveries	383	325	768
Net charge-offs	826	1,107	3,506
ALL at the end of the period	$21,905	$23,321	$21,590
Components of allowance for credit losses:
Allowance for loan losses	$21,905	$23,321	$21,590
Liability for unfunded credit commitments	16	30	21
Balance of allowance for credit losses at end of the period	$21,921	$23,351	$21,611
Average loans	$1,633,719	$1,580,194	$1,580,859
Net charge-offs (annualized) to average loans	0.10%	0.14%	0.22%
Provision for credit losses (annualized) to average loans	0.14%	0.17%	0.13%
ALL to total loans	1.29%	1.45%	1.37%
Allowance for credit losses to net charge-offs (annualized)	1,326.18%	1,054.44%	616.57%
ALL to non-performing loans	84.02%	89.23%	76.02%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. During the first six months of 2014, the Company provided $1.1 million of expense to the ALL compared to $1.4 million for the same period of 2013. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in loans 30 - 89 days past due to total loans at June 30, 2014 of 0.23% compared to 0.27% at June 30, 2013, and a decrease in annualized net charge-offs of 4 basis points for the six months ended June 30, 2014 compared to the same period in 2013. Furthermore, we have seen modest improvement in our asset quality metrics due to the aforementioned general economic improvement of our borrowers, but also due to the resolution of foreclosure properties in the fourth quarter of 2013 and the first six months of 2014.

Overall, economic conditions in Maine experienced minimal change during the second quarter of 2014, with modest gains in the unemployment rate and real estate values. Consumer pressures are expected to continue until sustainable growth in employment and personal incomes throughout Maine rebound. Economic forecasts for Maine continue to push the state’s recovery out to 2016 and 2017, lagging the national recovery by one to two years. As updated financial statements are being collected and analyzed, indications are of slightly improved general financial condition among commercial borrowers. Auction activity on foreclosed properties has increased, resulting in more sales than transfers into OREO. We believe the ALL of $21.9 million, or 1.29% of total loans and 84.02% of total non-performing loans at June 30, 2014, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely be increased. The ALL was 1.37% and 1.45% of total loans outstanding and 76.02% and 89.23% of total non-performing loans at December 31, 2013 and June 30, 2013, respectively.

Liabilities and Shareholders’ Equity
Total liabilities increased $81.3 million, or 3%, since December 31, 2013 to $2.5 billion at June 30, 2014. Total deposits, including brokered deposits, increased $43.6 million, or 2%, since December 31, 2013. Low-cost core deposits (demand, interest checking, savings, and money market) decreased $28.9 million since December 31, 2013 due to seasonal outflows within our market, while brokered deposits increased $85.0 million and certificates of deposit decreased $12.5 million for the same period. Other borrowings, including FHLB advances and junior subordinated debt, increased $34.8 million, or 7%, since December 31, 2013. The increase in brokered deposits and other borrowings is reflective of additional borrowings necessary to fund strong loan growth experienced through the first six months of 2014.

Total shareholders’ equity at June 30, 2014 was $237.7 million, representing an increase of $6.6 million since December 31, 2013. The primary factors attributable to the increase are:

•	Net income of $12.0 million for the six months ended June 30, 2014.

•	OCI of $5.2 million for the six months ended June 30, 2014, primarily due to an increase in the fair market value of our AFS investment portfolio as interest rates have decreased since year-end.

•	Partially offset by:

•	Repurchases of 181,355 shares of the Company's common stock totaling $7.2 million.

•	Dividends declared of $0.54 per share, totaling $4.0 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
Return on average shareholders' equity (annualized)	10.92%	10.71%	10.45%	10.26%	9.74%
Average shareholders' equity to average assets	8.66%	9.17%	8.79%	9.16%	9.09%
Dividend payout ratio	31.61%	32.74%	33.31%	34.50%	36.30%
Dividends declared per share	$0.27	$0.27	$0.54	$0.54	$1.08
Book value per share	$32.03	$30.05	$32.03	$30.05	$30.49

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2014 and 2013, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the first six months of 2014, average deposits (excluding brokered deposits) of $1.7 billion decreased $98.0 million, compared to the same period in 2013, primarily due to the Branch Divestiture that occurred in the fourth quarter of 2013, which included $80.4 million of deposits sold. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $93.3 million at June 30, 2014, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $688.1 million for the first six months of 2014, an increase of $176.3 million, or 34%, from the same period in 2013, primarily due to the increase in average short-term FHLBB borrowings of $181.1 million. The increase in our average borrowings compared to the same period in 2013 is the result of strong loan growth and the reduction in deposit balances. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $737.3 million and $685.4 million at June 30, 2014 and 2013, respectively. The carrying value of securities pledged as collateral at the FHLBB was $3.2 million and $4.0 million at June 30, 2014 and 2013, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at June 30, 2014. We had no outstanding balance on the line of credit with the FHLBB at June 30, 2014. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2014. We had no outstanding balance on this line of credit at June 30, 2014. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by MBS and CMO securities.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios, and those of the Bank, exceeded regulatory guidelines at June 30, 2014, December 31, 2013 and June 30, 2013. The following table presents the Company's regulatory capital ratios at the periods indicated:

	June 30, 2014	December 31, 2013	June 30, 2013	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized"
Total risk-based capital	15.31%	16.45%	15.82%	8.00%	10.00%
Tier I capital	14.06%	15.20%	14.57%	4.00%	6.00%
Tier I leverage capital ratio	9.09%	9.43%	9.05%	4.00%	5.00%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At June 30, 2014, $43.0 million of the trust preferred securities were included in Tier I and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $237.7 million, $231.1 million and $229.6 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2013.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $4.1 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $6.0 million and $6.3 million for the first six months of 2014 and 2013, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2014, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,046	$2,046	$—	$—	$—
Commercial Commitment Letters	40,337	40,337	—	—	—
Residential Loan Origination	13,757	13,757	—	—	—
Home Equity Line of Credit Commitments	295,957	76,685	31,000	22,953	165,319
Other Commitments to Extend Credit	355	355	—	—	—
Total	$352,452	$133,180	$31,000	$22,953	$165,319

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2014, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,606	$1,167	$1,866	$1,229	$1,344
Capital Leases(1)	1,512	129	255	253	875
FHLBB Borrowings – Overnight	2,900	2,900	—	—	—
FHLBB Borrowings – Short and Long Term Advances	346,076	300,000	26,076	20,000	—
Commercial Repurchase Agreements	30,120	—	30,120	—	—
Other Borrowed Funds	140,811	140,811	—	—	—
Junior Subordinated Debentures	43,973	—	—	—	43,973
Note Payable	6	6	—	—	—
Other Contractual Obligations	413	413	—	—	—
Total	$571,417	$445,426	$58,317	$21,482	$46,192
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $13,000.

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

We may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At June 30, 2014, we had the following variable- for fixed-interest rate swaps on the junior subordinated debentures:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At June 30, 2014, we had a notional amount of $15.4 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

During the first six months of 2014 and 2013, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates over a one-year horizon. All rate changes were “ramped” over the first 12-month period (24-months period for the 400 bp upward shift in interest rates) and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	June 30, 2014	June 30, 2013
Year 1
+400 bp	(5.21)%	(3.65)%
+200 bp	(5.31)%	(3.67)%
-100 bp	(0.63)%	(0.59)%
Year 2
+400 bp	(7.39)%	(7.40)%
+200 bp	(3.47)%	(4.04)%
-100 bp	(5.15)%	(5.91)%

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

The most significant factors affecting the changes in market risk exposure during the first six months of 2014 were the accumulation of longer term assets funded primarily with shorter-term borrowings plus the continued repricing/replacement of cash flows of our assets at today’s lower rate levels at a faster pace than the decrease in overall funding costs. If rates remain at or near current levels, a gradual downward trend is projected in the near term as a result of the ongoing repricing and replacement of loan and investment cash flows at today's lower rate levels while the current cost of funds remain relatively unchanged. Beyond the first year, net interest income levels off as asset and funding cost rollovers are nearly offsetting. If rates decrease further, net interest income is projected to decrease as assets reprice into lower-interest products (driven by prepayments on mortgage-related assets), while there is limited ability to reduce cost of funds. In a rising interest rate environment, net interest income is projected to decrease initially, due to the repricing of short-term funding positions, but will improve as assets reprice into higher-interest products. As funding maturities slow and asset cash flows continue to reset upwards, net interest income improves and trends higher over the remainder of the five year simulation.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At June 30, 2014, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and a notional principal amount of $30.8 million in interest rate swaps related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) On September 24, 2013, the Board of Directors authorized the 2013 Repurchase Program. The 2013 Repurchase Program allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. There is no specified expiration date of the 2013 Repurchase Program. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s Board of Directors terminates the program. As of June 30, 2014, the Company has repurchased 249,500 shares (including 68,145 purchased in 2013) at an average price of $39.82, or 99% of the 2013 Repurchase Program's total allotment and 3% of total outstanding shares.

The table below highlights the Company's repurchase activity under the 2013 Repurchase Program for the three months ended June 30, 2014:

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/2014 to 4/30/2014	65,328	$40.90	65,328	3,000
5/1/2014 to 5/31/2014	2,500	35.96	2,500	500
6/1/2014 to 6/30/2014	—	—	—	500
Total	67,828	$40.71	67,828	500

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

23.1*	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 8, 2014
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	August 8, 2014
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

23.1*	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.