Form 10-Q
period 2014-09-30
CAMDEN NATIONAL CORP
filed 2014-11-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Outstanding at November 3, 2014:  Common stock (no par value) 7,421,472 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have reviewed the accompanying interim consolidated financial information of Camden National Corporation and Subsidiaries as of September 30, 2014, and for the three and nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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

/s/ Berry Dunn McNeil & Parker, LLC
Berry Dunn McNeil & Parker, LLC

Portland, Maine
November 7, 2014

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Number of Shares)	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$59,450	$51,355
Securities:
Available-for-sale securities, at fair value	771,806	808,477
Held-to-maturity securities, at amortized cost	11,490	—
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,379	19,724
Total securities	803,675	828,201
Trading account assets	2,418	2,488
Loans	1,726,227	1,580,402
Less: allowance for loan losses	(21,585)	(21,590)
Net loans	1,704,642	1,558,812
Bank-owned life insurance	57,338	46,363
Goodwill and other intangible assets	48,458	49,319
Premises and equipment, net	24,370	25,727
Deferred tax assets	14,987	16,047
Interest receivable	6,162	5,808
Other real estate owned	1,566	2,195
Other assets	18,923	17,514
Total assets	$2,741,989	$2,603,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$281,811	$241,866
Interest checking	484,259	453,909
Savings and money market	661,803	675,679
Certificates of deposit	321,704	343,034
Brokered deposits	178,966	99,336
Total deposits	1,928,543	1,813,824
Federal Home Loan Bank advances	56,058	56,112
Other borrowed funds	441,171	430,058
Junior subordinated debentures	43,998	43,922
Accrued interest and other liabilities	32,307	28,817
Total liabilities	2,502,077	2,372,733
Commitments and contingencies (Notes 6, 7, and 9)
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,421,595 and 7,579,913 shares as of September 30, 2014 and December 31, 2013, respectively	41,238	47,783
Retained earnings	208,125	195,660
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(3,151)	(7,964)
Net unrealized losses on derivative instruments, net of tax	(4,530)	(2,542)
Net unrecognized losses on postretirement plans, net of tax	(1,770)	(1,841)
Total accumulated other comprehensive loss	(9,451)	(12,347)
Total shareholders’ equity	239,912	231,096
Total liabilities and shareholders’ equity	$2,741,989	$2,603,829

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and Per Share Data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$18,112	$17,470	$52,649	$53,324
Interest on U.S. government and sponsored enterprise obligations	3,896	4,091	12,250	12,441
Interest on state and political subdivision obligations	319	292	927	889
Interest on federal funds sold and other investments	95	38	278	144
Total interest income	22,422	21,891	66,104	66,798
Interest Expense
Interest on deposits	1,562	1,780	4,678	5,427
Interest on borrowings	848	767	2,500	2,352
Interest on junior subordinated debentures	638	637	1,894	1,894
Total interest expense	3,048	3,184	9,072	9,673
Net interest income	19,374	18,707	57,032	57,125
Provision for credit losses	539	665	1,675	2,034
Net interest income after provision for credit losses	18,835	18,042	55,357	55,091
Non-Interest Income
Service charges on deposit accounts	1,600	1,750	4,689	5,189
Other service charges and fees	1,646	1,568	4,584	4,510
Income from fiduciary services	1,212	1,149	3,745	3,567
Brokerage and insurance commissions	441	354	1,378	1,175
Bank-owned life insurance	377	334	975	986
Net gain on sale of securities	—	647	451	785
Mortgage banking income, net	55	93	197	1,251
Other income	618	580	2,119	1,724
Total non-interest income	5,949	6,475	18,138	19,187
Non-Interest Expense
Salaries and employee benefits	8,078	8,115	24,359	24,437
Furniture, equipment and data processing	1,704	1,668	5,236	5,203
Net occupancy costs	1,175	1,242	3,825	4,201
Consulting and professional fees	468	504	1,768	1,636
Other real estate owned and collection costs	637	489	1,665	1,355
Regulatory assessments	511	496	1,477	1,495
Amortization of intangible assets	287	289	861	863
Branch Acquisition and Divestiture costs	—	47	—	279
Other expenses	2,319	2,349	6,905	7,878
Total non-interest expense	15,179	15,199	46,096	47,347
Income before income taxes	9,605	9,318	27,399	26,931
Income Taxes	3,154	2,952	8,917	8,572
Net Income	$6,451	$6,366	$18,482	$18,359

Per Share Data
Basic earnings per share	$0.87	$0.83	$2.47	$2.40
Diluted earnings per share	$0.86	$0.83	$2.46	$2.39
Weighted average number of common shares outstanding	7,421,592	7,643,720	7,459,972	7,636,352
Diluted weighted average number of common shares outstanding	7,439,948	7,666,305	7,479,327	7,651,870
 See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net income	$6,451	$6,366	$18,482	$18,359
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities arising during the period, net of tax of $1,189, $1,111, ($2,749) and $9,426, respectively	(2,208)	(2,063)	5,106	(17,506)
Reclassification of gains included in net income, net of tax of $0, $227, $158 and $275, respectively(1)	—	(420)	(293)	(510)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(2,208)	(2,483)	4,813	(18,016)
Net change in unrealized (losses) gains on cash flow hedging derivatives, net of tax of $50, ($239), $1,070 and ($1,933), respectively	(93)	445	(1,988)	3,591
Reclassification of amortization of net unrecognized actuarial loss and prior service credit, net of tax of ($13), ($25), ($40) and ($75), respectively(2)	24	47	71	141
Other comprehensive income (loss)	(2,277)	(1,991)	2,896	(14,284)
Comprehensive income	$4,174	$4,375	$21,378	$4,075
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
Net income	—	—	18,359	—	18,359
Other comprehensive loss, net of tax	—	—	—	(14,284)	(14,284)
Stock-based compensation expense	—	340	—	—	340
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	23,914	258	—	—	258
Cash dividends declared ($0.81 per share)	—	—	(6,206)	—	(6,206)
Balance at September 30, 2013	7,646,664	$50,265	$193,304	$(11,287)	$232,282

Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	18,482	—	18,482
Other comprehensive income, net of tax	—	—	—	2,896	2,896
Stock-based compensation expense	—	453	—	—	453
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	23,037	157	—	—	157
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($0.81 per share)	—	—	(6,017)	—	(6,017)
Balance at September 30, 2014	7,421,595	$41,238	$208,125	$(9,451)	$239,912

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
Operating Activities
Net income	$18,482	$18,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,675	2,034
Depreciation and amortization expense	2,199	2,300
Investment securities amortization and accretion, net	1,301	1,745
Stock-based compensation expense	453	340
Amortization of intangible assets	861	863
Net gain on sale of investment securities	(451)	(785)
Net increase in other real estate owned valuation allowance and loss on disposition	222	97
Originations of mortgage loans held for sale	(399)	(29,515)
Proceeds from the sale of mortgage loans	416	28,886
Gain on sale of mortgage loans	(17)	(684)
Decrease (increase) in trading assets	70	(9)
Increase in other assets	(3,508)	(87)
Increase (decrease) in other liabilities	806	(2,539)
Net cash provided by operating activities	22,110	21,005
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	105,818	121,793
Purchase of available-for-sale securities	(62,494)	(138,300)
Purchase of held-to-maturity securities	(11,589)	—
Net increase in loans	(148,967)	(29,168)
Purchase of bank-owned life insurance	(10,000)	—
Purchase of Federal Home Loan Bank stock	(706)	—
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	51	1,310
Proceeds from the sale of other real estate owned	1,591	530
Recoveries of previously charged-off loans	538	436
Cash settlement in Branch Acquisition	—	(3,278)
Purchase of premises and equipment	(831)	(1,203)
Net cash used by investing activities	(126,589)	(47,880)
Financing Activities
Net increase in deposits	114,850	44,210
Repayments on Federal Home Loan Bank long-term advances	(54)	(271)
Net increase (decrease) in other borrowed funds	11,171	(12,479)
Common stock repurchased	(7,475)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	157	258
Cash dividends paid on common stock	(6,075)	(6,047)
Net cash provided by financing activities	112,574	25,671
Net increase (decrease) in cash and cash equivalents	8,095	(1,204)
Cash and cash equivalents at beginning of year	51,355	58,290
Cash and cash equivalents at end of period	$59,450	$57,086
Supplemental information
Interest paid	$9,129	$9,952
Income taxes paid	10,147	8,750
Transfer from loans to other real estate owned	1,184	1,116
Securities purchased but unsettled	—	14,363

See Report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2014 and December 31, 2013, the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2014 and 2013, and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior year were reclassified to conform to the current year presentation. The income reported for the three and nine months ended September 30, 2014 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2013 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	DCRP:	Defined Contribution Retirement Plan
Act:	Medicare Prescription Drug, Improvement and Modernization Act	EPS:	Earnings per share
AFS:	Available-for-sale	FASB:	Financial Accounting Standards Board
ALCO:	Asset/Liability Committee	FDIC:	Federal Deposit Insurance Corporation
ALL:	Allowance for loan losses	FHLB:	Federal Home Loan Bank
AOCI:	Accumulated other comprehensive income (loss)	FHLBB:	Federal Home Loan Bank of Boston
ASC:	Accounting Standards Codification	FRB:	Federal Reserve Bank
ASU:	Accounting Standards Update	Freddie Mac:	Federal Home Loan Mortgage Corporation
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	GAAP:	Generally accepted accounting principles in the United States
BOLI:	Bank-owned life insurance	HTM:	Held-to-maturity
Board ALCO:	Board of Directors' Asset/Liability Committee	IRS:	Internal Revenue Service
bp or bps:	Basis point(s)	LIBOR:	London Interbank Offered Rate
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	LTIP:	Long-Term Performance Share Plan
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	MaineHousing:	Maine State Housing Authority
BSA:	Bank Secrecy Act	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CSV:	Cash surrender value	MSPP:	Management Stock Purchase Plan
CMO:	Collateralized mortgage obligation	MSRs:	Mortgage servicing rights
Company:	Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis

N/M:	Not meaningful	TDR:	Troubled-debt restructured loan
Non-Agency:	Non-agency private issue collateralized mortgage obligation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
OCC:	Office of the Comptroller of the Currency	U.S.:	United States of America
OCI:	Other comprehensive income (loss)	2003 Plan:	2003 Stock Option and Incentive Plan
OFAC:	Office of Foreign Assets Control	2012 Plan:	2012 Equity and Incentive Plan
OREO:	Other real estate owned	2012 Repurchase Program:	2012 Common Stock Repurchase Program, approved by the Company's Board of Directors
OTTI:	Other-than-temporary impairment	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
SERP:	Supplemental executive retirement plans

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,451	$6,366	$18,482	$18,359
Dividends and undistributed earnings allocated to participating securities(1)	(20)	(20)	(57)	(50)
Net income available to common shareholders	$6,431	$6,346	$18,425	$18,309
Weighted-average common shares outstanding for basic EPS	7,421,592	7,643,720	7,459,972	7,636,352
Dilutive effect of stock-based awards(2)	18,356	22,585	19,355	15,518
Weighted-average common and potential common shares for diluted EPS	7,439,948	7,666,305	7,479,327	7,651,870
Earnings per common share:
Basic EPS	$0.87	$0.83	$2.47	$2.40
Diluted EPS	$0.86	$0.83	$2.46	$2.39
Awards excluded from the calculation of diluted EPS(3):
Stock options	30,750	14,250	14,750	31,000
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

Diluted EPS is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,960	$22	$—	$4,982
Obligations of states and political subdivisions	27,240	806	—	28,046
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,375	5,108	(4,279)	378,204
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	360,830	867	(7,384)	354,313
Private issue collateralized mortgage obligations	6,249	76	(64)	6,261
Total AFS securities	$776,654	$6,879	$(11,727)	$771,806
HTM Securities:
Obligations of states and political subdivisions	$11,490	$210	$(41)	$11,659
Total HTM securities	$11,490	$210	$(41)	$11,659
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$30,143	$1,075	$(11)	$31,207
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	397,409	5,528	(7,034)	395,903
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	385,847	912	(12,324)	374,435
Private issue collateralized mortgage obligations	7,329	10	(407)	6,932
Total AFS securities	$820,728	$7,525	$(19,776)	$808,477

Net unrealized losses on AFS securities at September 30, 2014 and December 31, 2013 included in AOCI amounted to $3.2 million and $8.0 million, net of a deferred tax benefit of $1.7 million and $4.3 million, respectively.

During the first nine months of 2014, the Company purchased investment securities totaling $74.1 million. The Company designated $62.5 million as AFS securities and $11.6 million as HTM securities. The Company did not carry any HTM securities at December 31, 2013.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2014 and December 31, 2013, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$61,223	$(460)	$127,219	$(3,819)	$188,442	$(4,279)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	80,475	(393)	195,373	(6,991)	275,848	(7,384)
Private issue collateralized mortgage obligations	4,719	(64)	—	—	4,719	(64)
Total AFS securities	$146,417	$(917)	$322,592	$(10,810)	$469,009	$(11,727)
HTM Securities:
Obligations of states and political subdivisions	$3,401	$(41)	$—	$—	$3,401	$(41)
Total HTM securities	$3,401	$(41)	$—	$—	$3,401	$(41)
December 31, 2013
AFS Securities:
Obligations of states and political subdivisions	$2,143	$(11)	$—	$—	$2,143	$(11)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	145,424	(4,189)	43,915	(2,845)	189,339	(7,034)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	239,278	(7,738)	73,376	(4,586)	312,654	(12,324)
Private issue collateralized mortgage obligations	122	(4)	4,945	(403)	5,067	(407)
Total AFS securities	$386,967	$(11,942)	$122,236	$(7,834)	$509,203	$(19,776)

At September 30, 2014, the Company held 83 investment securities with a fair value of $472.4 million with unrealized losses totaling $11.8 million that are considered temporary. Of these, the Company had 49 MBS and CMO investments with a fair value of $322.6 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At September 30, 2014, the Company had no Non-Agency investments in an unrealized loss position for 12 months or more.

Stress tests are performed monthly on the Company's Non-Agency investments, which are higher risk bonds within the investment portfolio, using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first nine months of 2014 indicated potential future credit losses that were lower than previously recorded OTTI and, as such, no additional OTTI was recorded during the first nine months of 2014.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales of securities	$—	$12,738	$25,695	$17,613
Gross realized gains	—	647	451	785
Gross realized losses	—	—	—	—

For the three months ended September 30, 2014, the Company did not sell any securities. For the three months ended September 30, 2013, the Company sold certain AFS securities with a total carrying value of $12.1 million and recorded net gains on the sale of AFS securities of $647,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

For the nine months ended September 30, 2014 and 2013, the Company sold certain AFS securities with a total carrying value of $25.2 million and $16.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded net gains on the sale of AFS securities of $451,000 and $785,000, respectively, within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The cost basis of securities sold is measured on a specific identification basis.

Securities Pledged
At September 30, 2014 and December 31, 2013, securities with an amortized cost of $480.5 million and $479.2 million and estimated fair values of $478.9 million and $474.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$2,186	$2,209
Due after one year through five years	82,230	82,383
Due after five years through ten years	112,277	113,046
Due after ten years	579,961	574,168
	$776,654	$771,806
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,334	2,358
Due after ten years	9,156	9,301
	$11,490	$11,659

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Residential real estate loans	$577,515	$570,391
Commercial real estate loans	613,510	541,099
Commercial loans	245,612	179,203
Home equity loans	271,858	272,630
Consumer loans	18,149	17,651
Deferred loan fees, net of costs	(417)	(572)
Total loans	$1,726,227	$1,580,402

The Company’s lending activities are primarily conducted in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy. The Company did not sell any loans during the three months ended September 30, 2014. For the three months ended September 30, 2013, the Company sold $7.3 million of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $32,000. For the nine months ended September 30, 2014 and 2013, the Company sold $399,000 and $28.2 million, respectively, of fixed-rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $17,000 and $684,000, respectively.

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

In the second quarter of 2014, the Company made one revision to its ALL methodology specific to the allowance allocation for overdrawn checking accounts. Historically, the allocation was determined using the previous four quarters gross charge-offs. The methodology was revised to calculate the allowance using the previous four quarters net charge-off information, which is now consistent with the Company's overall allowance methodology and approach. The change in methodology was reviewed and approved by the Company's Board of Directors prior to implementation. The change resulted in a decrease of $165,000 in the unallocated portion of the ALL.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL for the three months ended:
Beginning balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
Loans charged off	(9)	(100)	(675)	(166)	(59)	—	(1,009)
Recoveries	2	17	117	8	11	—	155
Provision (reduction)	122	82	35	(63)	23	335	534
Ending balance	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
ALL for the nine months ended:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(370)	(276)	(1,201)	(272)	(99)	—	(2,218)
Recoveries	136	67	286	19	30	—	538
Provision (reduction)	(113)	195	656	381	43	513	1,675
Ending balance	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
ALL balance attributable to loans:
Individually evaluated for impairment	$1,420	$222	$121	$573	$111	$—	$2,447
Collectively evaluated for impairment	3,836	4,138	5,840	1,958	182	3,184	19,138
Total ending ALL	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
Loans:
Individually evaluated for impairment	$10,964	$6,710	$3,380	$1,860	$309	$—	$23,223
Collectively evaluated for impairment	566,134	606,800	242,232	269,998	17,840	—	1,703,004
Total ending loans balance	$577,098	$613,510	$245,612	$271,858	$18,149	$—	$1,726,227

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
ALL for the three months ended:
Beginning balance	$6,232	$3,590	$5,788	$3,428	$221	$4,062	$23,321
Loans charged off	(340)	(591)	(379)	(86)	(42)	—	(1,438)
Recoveries	—	14	77	8	12	—	111
Provision (reduction)	709	547	465	137	40	(1,231)	667
Ending balance	$6,601	$3,560	$5,951	$3,487	$231	$2,831	$22,661
ALL for the nine months ended:
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

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of September 30, 2014 and December 31, 2013, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) at 26% and 28%, respectively, and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels) at 26% and 25%.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
September 30, 2014
Pass (Grades 1-6)	$563,276	$579,266	$228,019	$—	$—	$1,370,561
Performing	—	—	—	269,998	17,840	287,838
Special Mention (Grade 7)	3,035	3,372	8,985	—	—	15,392
Substandard (Grade 8)	10,787	30,872	8,608	—	—	50,267
Non-performing	—	—	—	1,860	309	2,169
Total	$577,098	$613,510	$245,612	$271,858	$18,149	$1,726,227
December 31, 2013
Pass (Grades 1-6)	$551,035	$496,257	$155,851	$—	$—	$1,203,143
Performing	—	—	—	271,059	17,210	288,269
Special Mention (Grade 7)	3,196	7,749	11,315	—	—	22,260
Substandard (Grade 8)	15,588	37,093	12,037	—	—	64,718
Non-performing	—	—	—	1,571	441	2,012
Total	$569,819	$541,099	$179,203	$272,630	$17,651	$1,580,402

The Company closely monitors the performance of its loan portfolio. Loans past due 30 days or more are considered delinquent. In general, consumer loans will be charged off if the loan is delinquent for 90 consecutive days. Commercial and real estate loans are charged off in part or in full to the extent they appear uncollectible. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled, or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is assured by a specific event, such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, generally all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status but instead they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2014
Residential real estate	$700	$355	$5,693	$6,748	$570,350	$577,098	$—	$7,098
Commercial real estate	1,510	324	3,729	5,563	607,947	613,510	—	5,707
Commercial	2,226	45	1,420	3,691	241,921	245,612	—	3,051
Home equity	1,805	207	1,606	3,618	268,240	271,858	—	1,860
Consumer	46	27	290	363	17,786	18,149	—	309
Total	$6,287	$958	$12,738	$19,983	$1,706,244	$1,726,227	$—	$18,025
December 31, 2013
Residential real estate	$3,218	$684	$7,269	$11,171	$558,648	$569,819	$—	$10,520
Commercial real estate	926	2,036	3,301	6,263	534,836	541,099	257	7,799
Commercial	159	237	1,980	2,376	176,827	179,203	198	2,146
Home equity	1,395	388	1,007	2,790	269,840	272,630	—	1,571
Consumer	63	21	418	502	17,149	17,651	—	441
Total	$5,761	$3,366	$13,975	$23,102	$1,557,300	$1,580,402	$455	$22,477

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $192,000 and $256,000 for the three months ended September 30, 2014 and 2013, respectively, and $647,000 and $738,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Company had specific reserve allowance related to TDRs was $691,000 and $656,000, respectively. The specific reserve component was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the fair value of the underlying collateral, which was obtained through independent appraisals and internal evaluations.

At September 30, 2014, the Company had performing and non-performing TDRs of $5.2 million and $1.5 million, respectively. At December 31, 2013, the Company had performing and non-performing TDRs of $5.5 million and $1.6 million, respectively. As of September 30, 2014 and December 31, 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following is a summary of TDRs by portfolio segment and the associated specific reserve included within the ALL as of September 30, 2014 and December 31, 2013:

	Number of Contracts		Current Balance		Specific Reserve
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Residential real estate	26	26	$4,098	$4,089	$667	$525
Commercial real estate	9	10	2,141	2,558	11	131
Commercial	9	7	437	488	13	—
Home equity and consumer	1	1	30	1	—	—
Total	45	44	$6,706	$7,136	$691	$656

The following represents loan modifications qualifying as TDRs by portfolio segment and the associated specific reserve included within the ALL for the three and nine months ended September 30, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended:
Residential real estate	—	$—	$—	$—
Commercial real estate	1	235	235	—
Commercial	3	77	77	9
Home equity and consumer	1	40	30	—
Total	5	$352	$342	$9
Nine months ended:
Residential real estate	1	$136	$149	$44
Commercial real estate	1	235	235	—
Commercial	3	77	77	9
Home equity and consumer	1	40	30	—
Total	6	$488	$491	$53

The following represents loan modifications qualifying as TDRs by portfolio segment and the associated specific reserve included within the ALL for the three and nine months ended September 30, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Three months ended
Residential real estate	2	$359	$379	$—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Home equity and consumer	—	—	—	—
Total	2	$359	$379	$—
Nine months ended
Residential real estate	4	$636	$665	$5
Commercial real estate	2	279	286	2
Commercial	3	236	236	1
Home equity and consumer	—	—	—	—
Total	9	$1,151	$1,187	$8

For the three and nine months ended September 30, 2014 and 2013, there were no loans modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted.

Impaired loans consist of non-accrual loans and TDRs. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and nine months ended September 30, 2014:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$9,441	$9,441	$1,420	$9,236	$38	$9,928	$102
Commercial real estate	2,987	2,987	222	3,142	1	5,588	2
Commercial	1,562	1,562	121	2,724	(2)	2,653	8
Home equity	1,510	1,510	573	1,486	—	1,571	—
Consumer	292	292	111	333	—	392	—
Ending Balance	15,792	15,792	2,447	16,921	37	20,132	112
Without an allowance recorded:
Residential real estate	1,523	1,880	—	1,751	2	2,340	5
Commercial real estate	3,723	4,116	—	3,490	14	2,230	43
Commercial	1,818	2,318	—	870	6	609	8
Home equity	350	477	—	403	—	415	—
Consumer	17	37	—	17	—	17	—
Ending Balance	7,431	8,828	—	6,531	22	5,611	56
Total impaired loans	$23,223	$24,620	$2,447	$23,452	$59	$25,743	$168
(1) Negative interest income represents the re-allocation of income between "with an allowance recorded" and "without an allowance recorded" (or vice versa) during the period.

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and nine months ended September 30, 2013:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$10,746	$10,746	$1,655	$10,457	$32	$10,130	$91
Commercial real estate	8,497	8,497	686	6,503	9	4,976	18
Commercial	2,347	2,347	177	2,606	3	2,721	6
Home equity	1,263	1,263	449	1,245	—	1,307	—
Consumer	480	480	81	481	—	466	—
Ending Balance	23,333	23,333	3,048	21,292	44	19,600	115
Without an allowance recorded:
Residential real estate	3,313	4,439	—	2,816	9	2,908	22
Commercial real estate	2,519	3,167	—	3,663	10	3,750	56
Commercial	1,022	1,213	—	907	2	699	8
Home equity	258	450	—	291	—	356	—
Consumer	18	38	—	7	—	3	—
Ending Balance	7,130	9,307	—	7,684	21	7,716	86
Total impaired loans	$30,463	$32,640	$3,048	$28,976	$65	$27,316	$201

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the year ended December 31, 2013:

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$11,902	$11,902	$1,750	$10,411	$118
Commercial real estate	6,805	6,805	526	5,517	20
Commercial	1,876	1,876	132	2,543	10
Home equity	1,228	1,228	433	1,291	—
Consumer	425	425	140	460	—
Ending Balance	22,236	22,236	2,981	20,222	148
Without an allowance recorded:
Residential real estate	2,533	3,846	—	2,925	28
Commercial real estate	2,059	2,782	—	3,362	55
Commercial	759	871	—	765	8
Home equity	343	479	—	334	—
Consumer	17	37	—	11	—
Ending Balance	5,711	8,015	—	7,397	91
Total impaired loans	$27,947	$30,251	$2,981	$27,619	$239

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at fair value of the real estate, less the estimated cost to sell (i.e. net realizable value). If a write-down of the recorded investment at the time of transfer to OREO is necessary, the write-down is charged to the ALL. If a subsequent write-down of the property is necessary due to a further decline in the fair value of the property then the write-down is recorded through a valuation allowance on the OREO property and charged to other non-interest expense in the consolidated statements of income. At September 30, 2014, the Company had 11 residential real estate properties and 6 commercial properties with a carrying value of $554,000 and $1.0 million, respectively, within OREO. At December 31, 2013, the Company had 10 residential real estate properties and 6 commercial properties with a carrying value of $1.0 million and $1.2 million, respectively, within OREO.

At September 30, 2014 and December 31, 2013, the Company had $6.0 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business acquisitions in prior years.

Goodwill as of September 30, 2014 and December 31, 2013 are shown in the table below:

	Goodwill
	Banking	Financial Services	Total
September 30, 2014 and December 31, 2013:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at September 30, 2014 and December 31, 2013	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the nine months ended September 30, 2014 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2013	$17,300	$(13,088)	$4,212	$753	$(452)	$301
2014 amortization	—	(805)	(805)	—	(56)	(56)
Balance at September 30, 2014	$17,300	$(13,893)	$3,407	$753	$(508)	$245

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of September 30, 2014:

	Core Deposit Intangible	Trust Relationship Intangible
2014	$268	$19
2015	1,073	75
2016	1,073	75
2017	993	76
Total	$3,407	$245

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended September 30, 2014 and 2013 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net period benefit cost	2014	2013	2014	2013
Service cost	$67	$82	$201	$246
Interest cost	114	94	342	282
Recognized net actuarial loss	35	56	105	168
Recognized prior service cost	5	5	15	15
Net period benefit cost(1)	$221	$237	$663	$711
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net period benefit cost	2014	2013	2014	2013
Service cost	$11	$19	$33	$57
Interest cost	33	35	99	105
Recognized net actuarial loss	2	11	6	33
Recognized prior service credit	(5)	—	(15)	—
Net period benefit cost(1)	$41	$65	$123	$195
(1) Presented within the consolidated statements of income within salaries and employee benefits.

In the first quarter of 2014, the Company amended its terms of the postretirement plan impacting the eligibility of employees. The amendment to the plan does not have a material effect on the Company's consolidated financial statements.

NOTE 7 – STOCK-BASED COMPENSATION PLANS

On February 25, 2014, 7,181 shares vested upon the achievement of certain revenue and expense goals under the 2011 – 2013 LTIP, and 4,881 shares, net of taxes, were issued to participants.

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

On March 7, 2014, 5,055 shares were purchased by certain officers of the Company and its subsidiaries at a one-third discount, based on the closing market price of the Company's common stock on the date of grant, $39.57, in lieu of the employees' annual incentive bonus under the MSPP. The shares fully vest after two years of service from the grant date.

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

On May 1, 2014, the Company granted 2,831 unrestricted stock awards and restricted stock units to the Directors of the Company and Bank under the Independent Directors' Equity Compensation Program, a component of the 2012 Plan. The unrestricted stock awards fully vested on the grant date and have voting and dividend rights. The restricted stock units are deferred until termination or retirement and have no voting or dividend rights. The fair value of the share awards issued to the Directors was determined using the closing market price of the Company's stock on the grant date, $37.50 per unit. The Company recorded $106,000 of expense associated with the issuance. The expense is recorded within consulting and professional fees on the consolidated statements of income.

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

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset. The Company did not have any loans held for sale at September 30, 2014 or December 31, 2013.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2014
Financial Assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$4,982	$—	$4,982	$—
Obligations of states and political subdivisions	28,046	—	28,046	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	378,204	—	378,204	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	354,313	—	354,313	—
Private issue collateralized mortgage obligations	6,261	—	6,261	—
Trading account assets	2,418	2,418	—	—
Customer interest rate swap agreements	506	—	506	—
Financial Liabilities:
Interest rate swap agreements	6,969	—	6,969	—
Customer interest rate swap agreements	506	—	506	—
December 31, 2013
Financial Assets:
AFS securities:
Obligations of states and political subdivisions	$31,207	$—	$31,207	$—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	395,903	—	395,903	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	374,435	—	374,435	—
Private issue collateralized mortgage obligations	6,932	—	6,932	—
Trading account assets	2,488	2,488	—	—
Customer interest rate swap agreements	114	—	114	—
Financial Liabilities:
Interest rate swap agreements	3,911	—	3,911	—
Customer interest rate swap agreements	114	—	114	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

As of and for the nine months ended September 30, 2014, there have been no indications or triggering events for which management believes that it is more-likely-than-not that goodwill is impaired. In the fourth quarter of 2013, the Company recorded a goodwill impairment of $2.8 million to write-down the financial services reporting unit to fair value of $3.9 million. As such, goodwill for the financial services reporting unit at December 31, 2013 is recorded at fair value. The banking reporting unit was not deemed impaired.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013. Not included in the table below because they are not recorded at fair value at September 30, 2014 and December 31, 2013 are: (i) impaired loans of $20.2 million and $19.4 million, respectively; (ii) MSRs reported of $359,000 and $322,000, respectively; and (iii) OREO properties of $305,000 and $612,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2014
Financial assets:
Collateral-dependent impaired loans	$3,022	$—	$—	$3,022
MSRs(1)	179	—	179	—
Non-financial assets:
OREO	1,261	—	—	1,261
December 31, 2013
Financial assets:
Collateral-dependent impaired loans	$8,557	$—	$—	$8,557
MSRs(1)	404	—	404	—
Non-financial assets:
OREO	1,583	—	—	1,583
Goodwill - financial services reporting unit	3,904	—	—	3,904
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2014
Collateral-dependent impaired loans:
Partially charged-off	$808	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 46%	(8%)
Specifically reserved(1)	2,214	Market approach appraisal of collateral	Management adjustment of appraisal	10 - 69%	(37%)
OREO	1,261	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(18%)
			Estimated selling cost	6 - 10%	(9%)
December 31, 2013
Collateral-dependent impaired loans:
Partially charged-off	$1,874	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 85%	(14%)
Specifically reserved(1)	6,683	Market approach appraisal of collateral	Management adjustment of appraisal	7 - 90%	(22%)
OREO	1,583	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(16%)
			Estimated selling cost	6 - 10%	(10%)
Goodwill	3,904	Discounted cash flow	Revenue growth rate	5.0%	—
			Margin percentage	8.3%	—
			Discount rate	16.5%	—
			Fair value weighting	50.0%	—
		Market approach	Fair value weighting	50.0%	—
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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at September 30, 2014:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$59,450	$59,450	$59,450	$—	$—
AFS securities	771,806	771,806	—	771,806	—
HTM securities	11,490	11,659	—	11,659	—
FHLB and FRB stock	20,379	20,379	20,379	—	—
Trading account assets	2,418	2,418	2,418	—	—
Residential real estate loans	570,933	580,261	—	—	580,261
Commercial real estate loans	608,396	604,195	—	—	604,195
Commercial loans	238,619	235,131	—	—	235,131
Home equity loans	268,889	270,112	—	—	270,112
Consumer loans	17,805	18,005	—	—	18,005
MSRs(1)	538	1,526	—	1,526	—
Interest receivable	6,162	6,162	—	6,162	—
Investments in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreements	506	506	—	506	—
Financial liabilities:
Deposits	$1,928,543	$1,930,182	$1,389,977	$540,205	$—
FHLB advances	56,058	58,244	—	58,244	—
Commercial repurchase agreements	30,109	31,591	—	31,591	—
Other borrowed funds	411,062	411,125	411,125	—	—
Junior subordinated debentures	43,998	43,998	—	43,998	—
Interest payable	510	510	510	—	—
Interest rate swap agreements	6,969	6,969	—	6,969	—
Customer interest rate swap agreements	506	506	—	506	—
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

As of September 30, 2014, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies within the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on-balance sheet and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

A summary of the contractual and notional amounts of the Company’s financial instruments follows:

	September 30, 2014	December 31, 2013
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$309,641	$276,671
Commercial and commercial real estate	52,040	26,688
Residential	15,638	6,408
Letters of credit	3,762	1,789
Other commitments	743	437
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Customer loan swaps	30,607	15,702

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

Interest Rate Swaps:
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $8.1 million in cash held as collateral. The terms of the interest rate swap agreements are as follows:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

The fair value of the swap agreements on the junior subordinated debentures at September 30, 2014 was a liability of $7.0 million. As each instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the nine months ended September 30, 2014 of $2.0 million, net of tax, was recorded in OCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company has a notional amount of $15.3 million in interest rate swap agreements with commercial customers and interest rate swap agreements of equal notional amounts with a dealer bank related to the Company’s commercial loan level derivative program. As the swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or have any net impact on the Company's net income.

Interest Rate Locks:
As part of originating residential mortgages, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments. At September 30, 2014 and December 31, 2013, based upon the pipeline of mortgage loans with rate lock commitments, the fair value of these commitments is immaterial to the Company's consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The ASU has been adopted using a prospective transition method. The Company has provided for the required disclosures within its consolidated financial statements and the other changes within the ASU do not have a material effect on the Company's consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU was issued to provide specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and the Company expects to adopt using the prospective transition method. The ASU is not expected to have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU was issued to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The ASU is not expected to have a material effect on the Company's consolidated financial statements.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, tax equivalent net interest income, return on average tangible shareholders' equity, tangible book value per share, tangible shareholders' equity to tangible assets, and normalized operating results. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP financial results, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding Branch Acquisition and Divestiture costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income, excluding the net gain on sale of securities (the denominator).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Non-interest expense, as presented	$15,179	$15,199	$46,096	$47,347
Less: Branch Acquisition and Divestiture costs	—	47	—	279
Non-interest expense, adjusted	$15,179	$15,152	$46,096	$47,068
Net interest income, as presented	$19,374	$18,707	$57,032	$57,125
Add: effect of tax-exempt income	325	203	836	618
Non-interest income, as presented	5,949	6,475	18,138	19,187
Less: net gain on sale of securities	—	647	451	785
Net interest income and non-interest income, adjusted	$25,648	$24,738	$75,555	$76,145
Non-GAAP efficiency ratio	59.18%	61.25%	61.01%	61.81%
GAAP efficiency ratio	59.94%	60.36%	61.32%	62.04%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net interest income, as presented	$19,374	$18,707	$57,032	$57,125
Add: effect of tax-exempt income	325	203	836	618
Net interest income, tax equivalent	$19,699	$18,910	$57,868	$57,743

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net income, as presented	$6,451	$6,366	$18,482	$18,359
Add: tax-effected amortization of intangible assets	187	188	560	561
Net income, adjusted	$6,638	$6,554	$19,042	$18,920
Average shareholders’ equity	$239,162	$228,909	$234,574	$233,398
Less average goodwill and other intangibles	48,596	52,572	48,879	52,861
Average tangible shareholders’ equity	$190,566	$176,337	$185,695	$180,537
Return on average tangible shareholders' equity (annualized)	13.82%	14.74%	13.71%	14.01%
Return on average shareholders' equity (annualized)	10.70%	11.03%	10.53%	10.52%

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

(Dollars In Thousands, Except per Share Data)	September 30, 2014	December 31, 2013
Shareholders’ equity	$239,912	$231,096
Less: goodwill and other intangibles	48,458	49,319
Tangible shareholders’ equity	$191,454	$181,777
Shares outstanding at period end	7,421,595	7,579,913
Tangible book value per share	$25.80	$23.98
Book value per share	$32.33	$30.49

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

(Dollars In Thousands)	September 30, 2014	December 31, 2013
Shareholders' equity, as presented	$239,912	$231,096
Less: goodwill and other intangibles	48,458	49,319
Tangible equity	$191,454	$181,777
Total assets	$2,741,989	$2,603,829
Less: goodwill and other intangibles	48,458	49,319
Tangible assets	$2,693,531	$2,554,510
Tangible equity to tangible assets	7.11%	7.12%
Equity to assets	8.75%	8.88%

Normalized Operating Results, as adjusted. In the fourth quarter of 2013, the Company divested its five Franklin County branches and, as a result, these branches are not included within the Company's financial results for the three or nine months ended September 30, 2014. The following table reconciles the Company's three and nine months ended September 30, 2013 GAAP (as reported) operating results to the Company's normalized three and nine months ended September 30, 2013 operating results (excluding the divested branches operating results). The Company utilizes such analysis when comparing its three and nine months ended September 30, 2014 operating results to the same period in 2013 as it believes it provides a more meaningful representation of current year performance.

	For The Three Months Ended
	September 30, 2013
(In Thousands, Except Per Share Data)	GAAP, as reported	Franklin County Operating Results	Normalized Operating Results, as adjusted
Net interest income	$18,707	$421	$18,286
Provision for credit losses	665	14	651
Non-interest income	6,475	176	6,299
Non-interest expense	15,199	349	14,850
Income before income taxes	9,318	234	9,084
Income taxes	2,952	82	2,870
Net income	$6,366	$152	$6,214
Diluted EPS	$0.83	$0.02	$0.81

	For The Nine Months Ended
	September 30, 2013
(In Thousands, Except Per Share Data)	GAAP, as reported	Franklin County Operating Results	Normalized Operating Results, as adjusted
Net interest income	$57,125	$1,273	$55,852
Provision for credit losses	2,034	47	1,987
Non-interest income	19,187	552	18,635
Non-interest expense	47,347	1,125	46,222
Income before income taxes	26,931	653	26,278
Income taxes	8,572	229	8,343
Net income	$18,359	$424	$17,935
Diluted EPS	$2.39	$0.06	$2.33

EXECUTIVE OVERVIEW

Net income and diluted EPS for the three months ended September 30, 2014 was $6.5 million and $0.86 per share, respectively, reflecting an increase in net income of $85,000 and an increase in diluted EPS of $0.03 per share over the three months ended September 30, 2013. Net income and diluted EPS for the nine months ended September 30, 2014 was $18.5 million and $2.46 per share, respectively, reflecting an increase in net income of $123,000 and an increase in diluted EPS of $0.07 per share over the nine months ended September 30, 2013.

In the fourth quarter of 2013, the Company divested its five Franklin County branches. Net income for the three and nine months ended September 30, 2014 compared to adjusted1 net income for the three and nine months ended September 30, 2013 increased $237,000 and $547,000, respectively. Diluted EPS for the three and nine months ended September 30, 2014 compared to normalized diluted EPS for the three and nine months ended September 30, 2013 increased $0.05 and $0.13 per share, respectively.

Total assets at September 30, 2014 were $2.7 billion, representing a $138.2 million, or 5%, increase since year-end. The growth in total assets was fueled by loan growth of $145.8 million. Loan growth continues to be centered within the commercial real estate and commercial portfolios, evidenced by total growth in those portfolios of $138.8 million, or 19%, since year-end. The retail portfolio has seen modest growth of $7.0 million, or 1%, since year-end.

Total liabilities at September 30, 2014 were $2.5 billion, representing a $129.3 million, or 5%, increase since year-end. The increase is reflective of the cyclical nature of deposits within the Company's market, as well as the use of brokered deposits and borrowings to fund strong loan growth. Core deposits (demand, interest checking, savings, and money market) increased $56.4 million since year-end, and brokered deposits and borrowings increased $79.6 million and $11.1 million, respectively, since year-end.

Asset quality improved meaningfully at September 30, 2014 compared to December 31, 2013 with a 19% reduction in non-performing assets to $24.8 million. Non-performing assets as a percentage of total assets of 0.90% now stand at the lowest level since 2009.

Shareholders' equity at September 30, 2014 was $239.9 million, representing an increase of $8.8 million, or 4%, since December 31, 2013. The primary factors attributable to the increase are:

•	Net income of $18.5 million for the nine months ended September 30, 2014.

•
A net increase in AOCI of $2.9 million for the nine months ended September 30, 2014, primarily due to the decrease in interest rates since year-end leading to an increase in the fair value of our AFS investments and a decrease in the fair value of our interest rate swap hedges.

•	Partially offset by:

•	Repurchases of 181,355 shares of the Company's common stock totaling $7.2 million.

•	Dividends declared of $0.81 per share, totaling $6.0 million.

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

Net Interest Income - Three Months Ended September 30, 2014 and 2013. Net interest income earned for the third quarter of 2014 was $19.4 million, representing an increase of $667,000, or 4%, compared to the same period in 2013. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of 8% for the three months ended September 30, 2014 to $1.7 billion compared to the same period in 2013. We experienced a decline in our NIM of 3 basis points to 3.10% for the three months ended September 30, 2014 compared to the same period in 2013, which is reflective of a decreasing yield as new loans and investments repriced at current market interest rates.

Net interest income for the three months ended September 30, 2014 compared to normalized net interest income for the same period in 2013 increased $1.1 million, or 6%.

Other key data points pertaining to net interest income for the three months ended September 30, 2014 compared to the same period in 2013 include:

•
Our yield on interest-earnings assets for the three months ended September 30, 2014 decreased 7 basis points to 3.58% compared to the same period in 2013. The decrease is due to the recording of new loans at historic low interest rates, while existing loans with higher rates continue to reprice to today's lower interest rates.

•	Our cost of funds for the three months ended September 30, 2014 decreased 5 basis points to 0.49% compared to the same period in 2013.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended September 30, 2014 and 2013:

Quarterly Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Three Months Ended			At or for the Three Months Ended
	September 30, 2014			September 30, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$755,114	$3,986	2.11%	$765,635	$4,126	2.16%
Securities - nontaxable(1)	38,884	491	5.05%	30,481	450	5.91%
Trading account assets	2,406	5	0.79%	2,291	2	0.43%
Loans(2):
Residential real estate	570,737	6,030	4.23%	568,099	6,043	4.25%
Commercial real estate	614,128	6,982	4.45%	522,932	6,256	4.68%
Commercial(1)	229,079	2,257	3.85%	171,350	1,870	4.27%
Municipal(1)	17,812	138	3.08%	12,850	132	4.08%
Consumer	290,760	2,858	3.90%	322,912	3,215	3.95%
Total loans	1,722,516	18,265	4.19%	1,598,143	17,516	4.33%
Total interest-earning assets	2,518,920	22,747	3.58%	2,396,550	22,094	3.65%
Cash and due from banks	47,893			44,307
Other assets	169,233			168,792
Less: ALL	(21,829)			(23,041)
Total assets	$2,714,217			$2,586,608
Liabilities & Shareholders' Equity
Deposits:
Demand	$268,291	$—	—	$257,987	$—	—
Interest checking	456,072	79	0.07%	486,834	86	0.07%
Savings	250,900	36	0.06%	243,583	35	0.06%
Money market	406,084	295	0.29%	438,831	326	0.29%
Certificates of deposit	325,144	759	0.93%	386,052	982	1.01%
Total deposits	1,706,491	1,169	0.27%	1,813,287	1,429	0.31%
Borrowings:
Brokered deposits	188,420	393	0.83%	105,625	351	1.32%
Junior subordinated debentures	43,986	638	5.75%	43,884	637	5.76%
Other borrowings	506,268	848	0.66%	367,240	767	0.83%
Total borrowings	738,674	1,879	1.01%	516,749	1,755	1.35%
Total funding liabilities	2,445,165	3,048	0.49%	2,330,036	3,184	0.54%
Other liabilities	29,890			27,663
Shareholders' equity	239,162			228,909
Total liabilities & shareholders' equity	$2,714,217			$2,586,608

Net interest income (fully-taxable equivalent)		19,699			18,910
Less: fully-taxable equivalent adjustment		(325)			(203)
Net interest income		$19,374			$18,707

Net interest rate spread (fully-taxable equivalent)			3.09%			3.11%
Net interest margin (fully-taxable equivalent)			3.10%			3.13%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Net Interest Income - Nine Months September 30, 2014 and 2013. Net interest income for the nine months ended September 30, 2014 was $57.0 million, representing a slight decrease of $93,000 compared to the same period in 2013. The decrease was due to (i) the Branch Divestiture, which contributed $1.3 million to net interest income for the nine months ended September 30, 2013, and (ii) NIM compression of 11 basis points to 3.10% for the nine months ended September 30, 2014 compared to the same period last year. The decrease due to rate and the Branch Divestiture was largely offset by strong loan production as average loans increased $77.4 million, or 5%, compared to the same period last year. Loan growth was fueled by our commercial and commercial real estate portfolios with average loan balances increasing $103.1 million, or 15%, over the same period in 2013.

Net interest income for the nine months ended September 30, 2014 compared to adjusted1 net interest income for the same period last year increased $1.2 million, or 2%.

Other key data points pertaining to net interest income for the nine months ended September 30, 2014 compared to the same period in 2013 include:

•
Our yield on interest-earnings assets for the nine months ended September 30, 2014 decreased 16 basis points to 3.59% compared to the same period in 2013. The decrease is due to the recording of new loans at historic low interest rates, while existing loans with higher rates continue reprice to today's lower interest rates.

•	Our cost of funds for the nine months ended September 30, 2014 decreased 6 basis points to 0.50% compared to the same period in 2013.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the nine months ended September 30, 2014 and 2013:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis (unaudited)

	At or for the Nine Months Ended			At or for the Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$775,440	$12,516	2.15%	$770,166	$12,571	2.18%
Securities - nontaxable(1)	36,349	1,426	5.23%	30,983	1,367	5.88%
Trading account assets	2,400	12	0.66%	2,258	14	0.83%
Loans(2):
Residential real estate	568,347	18,011	4.23%	572,032	19,214	4.48%
Commercial real estate	586,514	20,080	4.51%	512,686	18,558	4.77%
Commercial(1)	204,811	6,093	3.92%	175,572	5,805	4.36%
Municipal(1)	14,504	379	3.49%	12,464	400	4.29%
Consumer	289,468	8,423	3.89%	313,489	9,487	4.05%
Total loans	1,663,644	52,986	4.23%	1,586,243	53,464	4.47%
Total interest-earning assets	2,477,833	66,940	3.59%	2,389,650	67,416	3.75%
Cash and due from banks	43,942			44,268
Other assets	166,869			167,284
Less: ALL	(21,776)			(23,233)
Total assets	$2,666,868			$2,577,969
Liabilities & Shareholders' Equity
Deposits:
Demand	$241,255	$—	—	$234,844	$—	—
Interest checking	461,040	237	0.07%	480,495	244	0.07%
Savings	246,822	104	0.06%	236,712	99	0.06%
Money market	417,069	915	0.29%	446,852	1,037	0.31%
Certificates of deposit	331,966	2,336	0.94%	400,211	2,981	1.00%
Total deposits	1,698,152	3,592	0.28%	1,799,114	4,361	0.32%
Borrowings:
Brokered deposits	145,798	1,086	1.00%	118,210	1,066	1.21%
Junior subordinated debentures	43,961	1,894	5.76%	43,858	1,894	5.77%
Other borrowings	515,383	2,500	0.65%	351,387	2,352	0.89%
Total borrowings	705,142	5,480	1.04%	513,455	5,312	1.38%
Total funding liabilities	2,403,294	9,072	0.50%	2,312,569	9,673	0.56%
Other liabilities	29,000			32,002
Shareholders' equity	234,574			233,398
Total liabilities & shareholders' equity	$2,666,868			$2,577,969

Net interest income (fully-taxable equivalent)		57,868			57,743
Less: fully-taxable equivalent adjustment		(836)			(618)
Net interest income		$57,032			$57,125

Net interest rate spread (fully-taxable equivalent)			3.09%			3.19%
Net interest margin (fully-taxable equivalent)			3.10%			3.21%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the three months ended September 30, 2014 and 2013 was $539,000 and $665,000, respectively. The provision for credit losses for the nine months ended September 30, 2014 and 2013 was $1.7 million and $2.0 million, respectively. Please see “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Service charges on deposit accounts	$1,600	$1,750	$(150)	(9)%	$4,689	$5,189	$(500)	(10)%
Other service charges and fees	1,646	1,568	78	5%	4,584	4,510	74	2%
Income from fiduciary services	1,212	1,149	63	5%	3,745	3,567	178	5%
Brokerage and insurance commissions	441	354	87	25%	1,378	1,175	203	17%
Bank-owned life insurance	377	334	43	13%	975	986	(11)	(1)%
Net gain on sale of securities	—	647	(647)	N/M	451	785	(334)	(43)%
Mortgage banking income, net	55	93	(38)	(41)%	197	1,251	(1,054)	(84)%
Other income	618	580	38	7%	2,119	1,724	395	23%
Total non-interest income	$5,949	$6,475	$(526)	(8)%	$18,138	$19,187	$(1,049)	(5)%
Non-interest income as a percentage of total revenues(1)	23%	26%			24%	25%
(1) Revenue is defined as net interest income plus non-interest income.
Non-Interest Income - Three Months Ended September 30, 2014 and 2013. Non-interest income for the three months ended September 30, 2014 was $5.9 million, representing a decrease of $526,000, or 8%, compared to the three months ended September 30, 2013. The significant changes in non-interest income for the third quarter of 2014 compared to the third quarter of 2013 include:

•	A decrease in net gain on sale of securities of $647,000 as there were no securities sales during the third quarter of 2014.

•	A decrease in service charges on deposit accounts of $150,000 primarily driven by the Branch Divestiture in 2013, which accounted for $114,000 of the decrease.

Non-Interest Income - Nine Months Ended September 30, 2014 and 2013. Non-interest income for the nine months ended September 30, 2014 was $18.1 million, representing a decrease of $1.0 million, or 5%, compared to the nine months ended September 30, 2013. Non-interest income for the nine months ended September 30, 2014 of $18.1 million decreased $497,000, or 3%, compared to adjusted1 non-interest income for the same period of 2013. The significant changes in non-interest income for the nine months ended September 30, 2014 compared to the same period for 2013 include:

•
A decrease in mortgage banking income of $1.1 million as loan sales decreased from $28.2 million for the nine months ended September 30, 2013 to $399,000 for the nine months ended September 30, 2014. The decrease in loan sales is due to the subdued residential mortgage market after last year's robust refinancing boom due to the historically low-rate interest rate environment. As interest rates increased during the second half of 2013, the volume of refinancing activity slowed considerably and we are currently holding fixed-rate residential mortgage loans within our portfolio.

•	A decrease in service charges on deposit accounts of $500,000 primarily driven by the Branch Divestiture in 2013, which accounted for $346,000 of the decrease.

•	A decrease in net gain on sale of securities of $334,000.

•	Partially offset by:

•
An increase in other income of $395,000 primarily due to recognition of $196,000 of derivative fee income on a $7.6 million commercial loan swap in the second quarter of 2014. The remaining increase was largely attributable to an increase in servicing fees and other recurring activities.

•	An increase in fiduciary, brokerage and insurance commission income totaling $381,000 due to improved markets, and referrals and new relationship development efforts resulted in new accounts.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Salaries and employee benefits	$8,078	$8,115	$(37)	—%	$24,359	$24,437	$(78)	—%
Furniture, equipment and data processing	1,704	1,668	36	2%	5,236	5,203	33	1%
Net occupancy costs	1,175	1,242	(67)	(5)%	3,825	4,201	(376)	(9)%
Consulting and professional fees	468	504	(36)	(7)%	1,768	1,636	132	8%
Other real estate owned and collection costs	637	489	148	30%	1,665	1,355	310	23%
Regulatory assessments	511	496	15	3%	1,477	1,495	(18)	(1)%
Amortization of intangible assets	287	289	(2)	(1)%	861	863	(2)	—%
Branch Acquisition and Divestiture costs	—	47	(47)	N/M	—	279	(279)	N/M
Other expenses	2,319	2,349	(30)	(1)%	6,905	7,878	(973)	(12)%
Total non-interest expense	$15,179	$15,199	$(20)	—%	$46,096	$47,347	$(1,251)	(3)%
Efficiency ratio (non-GAAP)	59.18%	61.25%			61.01%	61.81%

Non-Interest Expense - Three Months Ended September 30, 2014 and 2013. Non-interest expense for the three months ended September 30, 2014 was $15.2 million, representing a decrease of $20,000 compared to the three months ended September 30, 2013. The decrease in non-interest expense was due to the Branch Divestiture in the fourth quarter of 2013 as $349,000 of expenses were incurred by these five branches during the third quarter of 2013, partially offset by an increase in OREO and collection costs of $148,000 due to OREO write downs and a net loss on sale of OREO properties during the third quarter of 2014.

Non-Interest Expense - Nine Months Ended September 30, 2014 and 2013. Non-interest expense for the nine months ended September 30, 2014 was $46.1 million, representing a decrease of $1.3 million, or 3%, compared to the nine months ended September 30, 2013. Non-interest expense for the nine months ended September 30, 2014 of $46.1 million decreased $126,000 compared to adjusted1 non-interest expense for the same period of 2013. The significant changes in non-interest expense for the nine months ended September 30, 2014, compared to the same period for 2013 include:

•
A decrease in other expenses of $973,000 primarily due to (i) a one-time write-down of a receivable of $348,000 in 2013; (ii) the reduction in operating expenses of $237,000 associated with the Branch Divestiture in 2013; and (iii) a decrease in non-routine operating costs associated with the Branch Acquisition that did not recur in 2014.

•
A decrease in net occupancy costs of $376,000 due to a reduction in branch occupancy costs of $171,000 related to the Branch Divestiture in 2013 and a decrease in general maintenance and utility costs.

•	A decrease in non-recurring Branch Acquisition and Divestiture costs of $279,000 in 2013.

•	Partially offset by:

•	An increase in consulting and professional fees of $132,000 primarily due to director compensation in the form of common stock in 2014 totaling $106,000.

•
An increase in OREO and collection costs of $310,000 primarily due to net recoveries of servicing claims totaling $199,000 that occurred in the nine months ended September 30, 2013 that did not recur in the same period of 2014. Additionally, foreclosure and collection-related costs for the nine months ended September 30, 2014 increased $111,000 compared to the same period in 2013 as foreclosure proceedings picked-up in the fourth quarter of 2013 and carried forward through the first half of 2014.

FINANCIAL CONDITION

Overview
Total assets at September 30, 2014 were $2.7 billion, an increase of $138.2 million, or 5%, from December 31, 2013. The growth in total assets was primarily due to an increase in total loans of $145.8 million, a 12% annualized growth rate since year-end. Total liabilities at September 30, 2014 were $2.5 billion, an increase of $129.3 million, or 5%, since year-end. Total shareholders’ equity at September 30, 2014 was $239.9 million, an increase of $8.8 million, or 4%, since year-end.

Investment Securities
We purchase and hold investment securities including (i) U.S. government-sponsored enterprise bonds, (ii) obligations of states and political subdivisions, (iii) mortgage-backed securities (pass-through securities and CMOs), and (iv) FHLBB and FRB stock to diversify our revenues, to provide interest rate and credit risk diversification, and to provide for liquidity and funding needs. At September 30, 2014, our total holdings in investment securities were $803.7 million, a decrease of $24.5 million since December 31, 2013. Our investments balance has decreased since year-end as we have utilized excess cash flows received from investment securities to fund loan growth. For the nine months ended September 30, 2014, we purchased $74.1 million of debt securities and received proceeds from the maturity and sale of debt securities totaling $105.8 million. In connection with securities sold, we recognized gains totaling $451,000.

Of the debt securities purchased during the first nine months of 2014, we classified $11.6 million of the municipal bonds purchased as HTM securities and, as such, carry these at an amortized cost of $11.5 million as of September 30, 2014. We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $62.5 million of debt securities purchased were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At September 30, 2014, we had $3.2 million of net unrealized losses on AFS securities, net of tax, compared to $8.0 million of net unrealized losses, net of tax, at December 31, 2013. The fair value of our AFS portfolio at September 30, 2014 improved since December 31, 2013 as long-term interest rates decreased. We continue to have the intent and ability to hold these securities until recovery.

Within our AFS portfolio, we held senior tranches of Non-Agency securities, which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. Since the time of purchase, the credit ratings for many of these Non-Agency securities were downgraded due to overall credit deterioration and, as of September 30, 2014, five of the seven Non-Agency investments owned are rated non-investment grade. At September 30, 2014, our Non-Agency securities had a total fair value of $6.3 million and had net unrealized gains of $12,000. We continue to evaluate and analyze our Non-Agency securities regularly for indications of potential credit deterioration, and, as of September 30, 2014, we estimate that the expected future credit losses is less than the OTTI previously recorded based on past estimates of credit losses. As such, we have concluded that no additional OTTI specific to credit losses is necessary to be recorded on our Non-Agency investment securities as of September 30, 2014.

Our process and methodology for analyzing the Non-Agency securities for OTTI has not significantly changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company's process and methodology.

FHLBB Stock
We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of September 30, 2014 and December 31, 2013, our investment in FHLBB stock totaled $19.5 million and $18.8 million, respectively. In 2014, the Company purchased $706,000 of additional FHLBB stock to support our current levels of FHLBB advances. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. While we currently have no intention to terminate our FHLBB membership, the ability to redeem our investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.

Loans
We provide loans primarily to customers located within our geographic market area. At September 30, 2014, total loans of $1.7 billion increased $145.8 million, representing a 12% annualized growth rate since December 31, 2013. Loan growth continues to be centered within our commercial real estate and commercial portfolios evidenced by total growth of $138.8 million, or 19%, since year-end. The retail portfolio has seen modest growth of $7.0 million, or 1%, since year-end. The retail portfolio increased $8.3 million in the third quarter of 2014 as residential mortgage activity picked-up. The Company continues to hold its 30-year fixed rates mortgages within its portfolio as production levels continue to rebound.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Residential real estate	$7,098	$10,520
Commercial real estate	5,707	7,799
Commercial	3,051	2,146
Consumer and home equity loans	2,169	2,012
Total non-accrual loans	18,025	22,477
Accruing loans past due 90 days	—	455
Accruing renegotiated loans not included above	5,198	5,468
Total non-performing loans	23,223	28,400
Other real estate owned	1,566	2,195
Total non-performing assets	$24,789	$30,595
Non-performing loans to total loans	1.35%	1.80%
Allowance for credit losses to non-performing loans	93.04%	76.09%
Non-performing assets to total assets	0.90%	1.18%
Allowance for credit losses to non-performing assets	87.16%	70.63%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2014, potential problem loans amounted to approximately $3.0 million as compared to $2.3 million at December 31, 2013. The increase was largely attributable to a loan relationship totaling $2.7 million reported as 30-89 days past due in the third quarter of 2014. In October 2014, this relationship was placed on non-performing status when certain conditions were not met by the borrower.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Loans 30-89 days past due:
Residential real estate	$880	$1,551
Commercial real estate	1,675	2,595
Commercial	2,027	313
Consumer and home equity loans	2,015	1,571
Total loans 30-89 days past due	$6,597	$6,030
Loans 30-89 days past due to total loans	0.38%	0.38%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Nine Months Ended September 30,		At or For The Twelve Months Ended December 31,
(Dollars in Thousands)	2014	2013	2013
ALL at the beginning of the period	$21,590	$23,044	$23,044
Provision for loan losses	1,675	2,051	2,052
Charge-offs:
Residential real estate loans	370	687	1,059
Commercial real estate	276	762	952
Commercial loans	1,201	823	1,426
Consumer and home equity loans	371	598	837
Total loan charge-offs	2,218	2,870	4,274
Recoveries:
Residential real estate loans	136	5	35
Commercial real estate loans	67	106	121
Commercial loans	286	275	495
Consumer and home equity loans	49	50	117
Total loan recoveries	538	436	768
Net charge-offs	1,680	2,434	3,506
ALL at the end of the period	$21,585	$22,661	$21,590
Components of allowance for credit losses:
Allowance for loan losses	$21,585	$22,661	$21,590
Liability for unfunded credit commitments	21	28	21
Balance of allowance for credit losses at end of the period	$21,606	$22,689	$21,611
Average loans	$1,663,643	$1,586,243	$1,580,859
Net charge-offs (annualized) to average loans	0.13%	0.20%	0.22%
Provision for credit losses (annualized) to average loans	0.08%	0.17%	0.13%
ALL to total loans	1.25%	1.43%	1.37%
Allowance for credit losses to net charge-offs (annualized)	964.03%	699.11%	616.57%
ALL to non-performing loans	93.04%	74.42%	76.09%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. For the nine months ended September 30, 2014, we provided $1.7 million of expense to the ALL compared to $2.1 million for the same period of 2013. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in annualized net charge-offs of 7 basis points for the nine months ended September 30, 2014 compared to the same period in 2013. Furthermore, we have seen improvement in our asset quality metrics due to the aforementioned general economic improvement of our borrowers, as well as due to the strong loan growth throughout 2014 for which less of an ALL needs to be provided for, but also due to the resolution of foreclosure properties throughout 2014. In combination, non-performing loans to total loans decreased 45 basis points to 1.35% and non-performing assets to total assets decreased 28 basis points to 0.90% since year-end.

Overall, Maine's economic recovery continues to be slow but modest improvements in the unemployment rate and real estate values have occurred throughout 2014. Consumer pressures are expected to continue until sustainable growth in employment and personal incomes throughout Maine rebound. Economic forecasts for Maine continue to push the state’s recovery out to 2016 and 2017, lagging the national recovery by one to two years. As updated financial statements are analyzed, indications are of slightly improved general financial condition among commercial borrowers. Auction activity on foreclosed properties continues to be a focus, resulting in more sales than transfers into OREO and contributing to a decrease in non-performing loans of $5.2 million since year-end. We believe the ALL of $21.6 million, or 1.25% of total loans and 93.04% of total non-performing loans at September 30, 2014, was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely be increased. The ALL was 1.37% and 1.43% of total loans outstanding and 76.09% and 74.42% of total non-performing loans at December 31, 2013 and September 30, 2013, respectively.

Liabilities and Shareholders’ Equity
Total liabilities increased $129.3 million, or 5%, since year-end to $2.5 billion at September 30, 2014. The increase is reflective of the cyclical nature of deposits within the Company's market, as well as the use of brokered deposits and borrowings to fund strong loan growth. Total deposits, including brokered deposits, increased $114.7 million, or 6%, since year-end. Core deposits (demand, interest checking, savings, and money market) increased $56.4 million since year-end, while brokered deposits increased $79.6 million since year-end. Demand and interest checking accounts increased $70.3 million, while savings and money market decreased $13.9 million. Other borrowings, including FHLB advances and junior subordinated debt, increased $11.1 million, or 2%, since year-end.

Total shareholders' equity at September 30, 2014 was $239.9 million, representing an increase of $8.8 million, or 4%, since December 31, 2013. The primary factors attributable to the increase are:

•	Net income of $18.5 million for the nine months ended September 30, 2014.

•
A net increase in AOCI of $2.9 million for the nine months ended September 30, 2014, primarily due to the decrease in interest rates since year-end leading to an increase in the fair value of our AFS investments and a decrease in our interest rate swap hedges.

•	Partially offset by:

•	Repurchases of 181,355 shares of the Company's common stock totaling $7.2 million.

•	Dividends declared of $0.81 per share, totaling $6.0 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2013
	2014	2013	2014	2013
Return on average shareholders' equity (annualized)	10.70%	11.03%	10.53%	10.52%	9.74%
Average shareholders' equity to average assets	8.81%	8.85%	8.80%	9.05%	9.09%
Dividend payout ratio	31.14%	32.50%	32.56%	33.80%	36.30%
Dividends declared per share	$0.27	$0.27	$0.81	$0.81	$1.08
Book value per share	$32.33	$30.38	$32.33	$30.38	$30.49

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2014 and 2013, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2014, average deposits (excluding brokered deposits) of $1.7 billion decreased $101.0 million, compared to the same period in 2013, primarily due to the Branch Divestiture that occurred in the fourth quarter of 2013, which included $80.4 million of deposits sold. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $88.8 million at September 30, 2014, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings from the FHLBB, we purchase federal funds and sell securities under agreements to repurchase. Our average total borrowings, which include long-term debt, totaled $705.1 million for the nine months ended September 30, 2014, an increase of $191.7 million, or 37%, from the same period in 2013, primarily due to the increase in average short-term FHLBB borrowings (overnight and less than 90 days) of $162.0 million and average brokered deposits of $27.6 million. The increase in our average borrowings compared to the same period in 2013 is the result of strong loan growth and the reduction in deposit balances due to the Branch Divestiture. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. The carrying value of loans pledged as collateral at the FHLBB was $826.3 million and $685.4 million at September 30, 2014 and 2013, respectively. The carrying value of securities pledged as collateral at the FHLBB was $3.2 million and $4.0 million at September 30, 2014 and 2013, respectively. Through the Bank, we had an available line of credit with the FHLBB of $9.9 million at September 30, 2014. We had no outstanding balance on the line of credit with the FHLBB at September 30, 2014. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2014. We had no outstanding balance on this line of credit at September 30, 2014. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by MBS and CMO securities.

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

CAPITAL RESOURCES

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the applicable regulations). In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. Our risk-based ratios, and those of the Bank, exceeded regulatory guidelines at September 30, 2014, December 31, 2013 and September 30, 2013. The following table presents the Company's regulatory capital ratios at the periods indicated:

	September 30, 2014	December 31, 2013	September 30, 2013	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized"
Total risk-based capital	15.14%	16.45%	16.21%	8.00%	10.00%
Tier I capital	13.90%	15.20%	14.96%	4.00%	6.00%
Tier I leverage capital ratio	9.15%	9.43%	9.24%	4.00%	5.00%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At September 30, 2014, $43.0 million of the trust preferred securities were included in Tier I and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $239.9 million, $231.1 million and $232.3 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2013.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $6.1 million for both the nine months ended September 30, 2014 and 2013. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $9.5 million for both the nine months ended September 30, 2014 and 2013. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2014, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$3,762	$3,762	$—	$—	$—
Commercial Commitment Letters	52,040	52,040	—	—	—
Residential Loan Origination	15,638	15,638	—	—	—
Home Equity Line of Credit Commitments	309,641	82,627	5,484	4,150	217,380
Other Commitments to Extend Credit	743	743	—	—	—
Total	$381,824	$154,810	$5,484	$4,150	$217,380

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2014, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,311	$1,123	$1,813	$1,150	$1,225
Capital Leases(1)	1,479	129	254	253	843
FHLBB Borrowings	291,058	246,058	45,000	—	—
Commercial Repurchase Agreements	30,109	—	30,109	—	—
Retail Repurchase Agreements	175,060	175,060	—	—	—
Junior Subordinated Debentures	43,998	—	—	—	43,998
Other Contractual Obligations	326	326	—	—	—
Total	$547,341	$422,696	$77,176	$1,403	$46,066
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $11,000.

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

We may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2014, we had the following variable-for-fixed interest rate swaps on the junior subordinated debentures:

Notional Amount	Fixed-Rate	Maturity Date
$10,000	5.09%	June 30, 2021
10,000	5.84%	June 30, 2029
10,000	5.71%	June 30, 2030
5,000	4.35%	March 30, 2031
8,000	4.14%	July 7, 2031

At September 30, 2014, we had a notional amount of $15.3 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. None of the assets used in the simulation were held for trading purposes. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 bp upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 bp, this could result in negative rates as many benchmark rates are currently below 2.00%. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce reports that illustrate the effect that both a gradual change of rates (Year 1) and a “rate shock” (Year 2 and beyond) have on margin expectations. In the down 100 bp scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the nine months ended September 30, 2014 and 2013, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period (24-month period for the 400 bp upward shift in interest rates) and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	September 30, 2014	September 30, 2013
Year 1
+400 bp	(5.96)%	(4.69)%
+200 bp	(6.07)%	(4.71)%
-100 bp	(0.36)%	(0.78)%
Year 2
+400 bp	(10.61)%	(10.56)%
+200 bp	(5.20)%	(5.61)%
-100 bp	(3.41)%	(6.54)%

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

The most significant factors affecting the changes in market risk exposure for the nine month ended September 30, 2014 were loan growth and an increasing mix of variable loans. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income also remains flat. If rates decrease further, net interest income is projected to be flat as changes in loan and funding costs offset in the first year. In the second year, net interest income is projected to decrease as loans and investment cash flow reprice into lower yields primarily due to prepayments while there is limited ability to reduce the cost of funds. If rates increase, net interest income is projected to decrease in the first year due to the repricing of short-term funding, then improve in the second year as loan and investment cash flows reprice to higher yields and funding maturities slow.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At September 30, 2014, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and a notional principal amount of $30.6 million in interest rate swaps related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
(c) None.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 7, 2014
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	November 7, 2014
Deborah A. Jordan	Date
Chief Financial Officer
(Principal Financial & Accounting Officer)

Exhibit Index

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

23.1*	Consent of Berry Dunn McNeil & Parker, LLC relating to the financial statements of Camden National Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.