Form 10-K
period 2014-12-31
CAMDEN NATIONAL CORP
filed 2015-03-10
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $239,506,722. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 4, 2015 is 7,429,460.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2014 FORM 10-K ANNUAL REPORT

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

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board ("FASB"), and other accounting standard setters.

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $2.8 billion in assets and 44 branches at December 31, 2014, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company offers commercial and consumer banking products and services through its subsidiary, Camden National Bank (the “Bank”), and brokerage and insurance services through Camden Financial Consultants (“Camden Financial”), a division of the Bank. The Company also offers investment management and fiduciary services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally-regulated, non-depository trust company headquartered in Portland, Maine. The consolidated financial statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its divisions, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities.

The Company has achieved a five-year compounded annual asset growth rate of 5%, resulting in $2.8 billion in total assets at December 31, 2014. The following is a chronological time-line of significant events and factors contributing to the Company's asset growth over the past five years:

•	2012 — The acquisition of 14 branches, including $287.6 million in deposits and $5.7 million in small business loans, from Bank of America, National Association, in October 2012.

•	2013 — The divestiture of our five Franklin County branches, including $46.0 million in loans and $85.9 million in deposits and borrowings, in October 2013.

•
2014 — The Company had $192.2 million of organic loan growth, primarily within in the commercial real estate and commercial loan portfolios. Also, in 2014, we expanded our franchise outside of Maine by opening a commercial loan office in Manchester, New Hampshire providing us with a wider reach across northern New England.

The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company evaluates the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. Further details on the Company's financial information can be found within the consolidated financial statements within Item 8 of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank offers its products and services across Maine, and focuses primarily on attracting deposits from the general public through its branches, and then leveraging this relationship to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans. The Company has operations within 12 of Maine's 16 counties. Customers may also access the Bank’s products and services using other channels, including the Bank’s website address. The Bank's website address is www.CamdenNational.com.

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

Acadia Trust, N.A. Acadia Trust is a limited purpose national banking association chartered under the laws of the United States headquartered in Portland, Maine. Acadia Trust provides a broad range of trust, trust-related, investment and wealth management services to both individual and institutional clients. The financial services provided by Acadia Trust complement the services provided by the Bank by offering high net worth individuals, businesses and non-profit institutional customers investment management services, as well as serving as trustee. Acadia Trust’s website address is www.acadiatrust.com.

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

Competition. Through the Bank and its division, Camden Financial, the Company competes throughout Maine and now in southern New Hampshire and across northern New England with its opening of a commercial loan office in Manchester, New Hampshire. We consider our primary market area to be within the following Maine counties: Androscoggin, Cumberland, Hancock, Kennebec, Knox, Lincoln, Penobscot, Piscataquis, Somerset, Waldo, Washington and York. The Bank operates throughout various Maine markets that are characterized as rural areas. Major competitors in the Company’s primary market area include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, which is branded as the Camden National Experience, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. The Company, through its non-depository bank subsidiary, Acadia Trust, competes for trust, trust-related, investment management, individual retirement and foundation and endowment management services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

Employees. The Company employs 471 people on a full- or part-time basis as of December 31, 2014.

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

Source of Strength. Under the BHCA, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the bank holding company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB determines to be closely related to banking or managing and controlling banks.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the FRB has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

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

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank’s FDIC insurance expense in 2014 was $1.5 million.

Acquisitions and Branching. The Bank must seek prior regulatory approval from the OCC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

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

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. These guidelines are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the OCC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Tier I capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Company’s regulatory capital. The Company intends to make this election on its first quarter 2015 Call Report.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative risk. Under rules in effect through December 31, 2014, the minimum required Tier I risk-based capital ratio was 4% and the minimum total risk-based capital ratio was 8%. As of December 31, 2014, the Company’s Tier I risk-based capital ratio was 13.97% and its total risk-based capital ratio was 15.16%.

In addition to the risk-based capital requirements, under rules in effect through December 31, 2014, the FRB required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage capital ratio was 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels. The Company’s Tier I leverage ratio as of December 31, 2014 was 9.26%.

Prior to the effectiveness of the Dodd-Frank Act, the OCC had promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, which were in effect through December 31, 2014, a bank was “well capitalized” if it had: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier I risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) was not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At December 31, 2014, the Bank was deemed to be a “well capitalized” institution for the above purposes. Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources,” and Item 8. "Financial Statements and Supplementary Data", in the section entitled “Note 19, Regulatory Capital Requirements.”

In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. In 2013, the FRB, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. These rules, which became effective January 1, 2015, establish a minimum common equity Tier I capital ratio requirement of 4.5%, a minimum Tier I capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the OCC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the OCC’s revised rules, which became effective January 1, 2015, an OCC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and the Bank are considered “well capitalized” under all regulatory definitions.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Restrictions on Bank Holding Company Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, the Company’s ability to pay dividends would be restricted if it does not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

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

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, the Bank Holding Company Act Amendments of 1970 provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of this information is reasonably possible. Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.

Regulation of Other Activities

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company and the Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

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

We are exposed to real estate and economic factors throughout Maine, as virtually the entire loan portfolio is concentrated among borrowers in Maine, with higher concentrations of exposure in Cumberland, Hancock, Knox, and Waldo counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business—Supervision and Regulation.”

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

On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After a conformance period, which is currently set to end on July 21, 2015 (except for certain investments and activities existing before December 31, 2013), the Volcker Rule restrictions will apply to the Company, the Bank and all of our subsidiaries and affiliates. We are analyzing the impact of the Volcker Rule on our investment portfolio, and may make changes to our investment strategies that could negatively affect our earnings.

The CFPB’s new qualified mortgage rule, as amended, or “QM Rule,” became effective on November 3, 2014. The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. The QM Rule on qualified mortgages and similar rules could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.

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

The federal banking agencies issued a joint final rule (the “Final Capital Rule”) that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015 we are required to comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for "adequately capitalized" institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition. The Company intends to make this election in its first quarter 2015 Call Report.

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

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2014, our commercial real estate and commercial loan portfolios comprised 51% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2014, the two most significant industry exposures within our loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels, and motels). At December 31, 2014, our exposure to each industry, as a percentage of total loans, was approximately 10%. We had no other industry exposures as of December 31, 2014 in excess of 10% of total loans.

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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2014. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2014, our goodwill and other identifiable intangible assets were approximately $48.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2014 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our customers’ devices may be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Due to strong competition, our wealth management division may not be able to attract and retain clients at current levels. Competition is strong as there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Our ability to attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services, and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

Holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, when the Final Capital Rule comes into effect, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I, Item 1. “Business—Supervision and Regulation—Dividend Restrictions” and “Business—Supervision and Regulation—Regulatory Capital Requirements.”

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, the Company owns or leases a total of 46 facilities. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 26 of its facilities, none of which are subject to a mortgage, and the remaining branches and two parking lots are leased by the Company. The Company has a 44 branch network located in 12 counties throughout Maine, and one commercial loan office located in Manchester, New Hampshire. The following table presents our materially important properties as of December 31, 2014.

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

For additional information regarding the Company's premises and equipment and lease obligations see Note 6 of the consolidated financial statements included in Item 8 hereof.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2014 and 2013) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2014			2013
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$42.00	$34.67	$0.27	$36.81	$33.08	$0.27
Second Quarter	$41.87	$35.25	$0.27	$37.99	$31.91	$0.27
Third Quarter	$39.55	$35.00	$0.27	$41.13	$35.50	$0.27
Fourth Quarter	$41.12	$34.86	$0.30	$43.54	$38.79	$0.27

As of March 4, 2015, there were 7,429,460 shares of the Company’s common stock outstanding held of record by approximately 1,200 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,400 shareholders.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2009 through December 31, 2014. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2009 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2014.

Stock Performance Graph

On September 24, 2013, the board of directors authorized a common stock repurchase program (the "2013 Repurchase Plan"). The 2013 Repurchase Plan allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board of directors terminate the program. There is no specified expiration date of the 2013 Repurchase Plan. As of December 31, 2014, the Company had repurchased 249,500 shares at an average price of $39.82, or 99.8% of the program’s total allotment and 3% of total outstanding shares. The Company did not repurchase any shares of Company common stock during the fourth quarter of 2014.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/1/2014 to 10/31/2014	—	$—	—	500
11/1/2014 to 11/30/2014	—	—	—	500
12/1/2014 to 12/31/2014	—	—	—	500
Total	—	$—	—	500

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

	At or For The Years Ended December 31,
(In Thousands, Except per Share Data)	2014	2013	2012	2011	2010
Financial Condition Data
Investments	$803,633	$828,201	$802,084	$611,998	$611,643
Loans and loans held for sale	1,772,610	1,580,402	1,563,866	1,520,089	1,530,280
Allowance for loan losses	21,116	21,590	23,044	23,011	22,293
Total assets	2,789,853	2,603,829	2,564,757	2,302,720	2,306,007
Deposits	1,932,097	1,813,824	1,929,469	1,591,366	1,515,811
Borrowings	577,002	530,092	360,163	456,233	559,919
Shareholders’ equity	245,109	231,096	233,815	218,876	205,995
Operating Data
Interest income	$88,421	$88,217	$90,947	$98,372	$104,507
Interest expense	12,128	12,742	17,202	23,153	30,217
Net interest income	76,293	75,475	73,745	75,219	74,290
Provision for credit losses	2,220	2,028	3,816	4,735	6,299
Net interest income after provision for credit losses	74,073	73,447	69,929	70,484	67,991
Non-interest income	24,334	27,801	23,412	23,053	20,825
Non-interest expense	62,397	66,333	59,031	55,579	52,937
Income before income taxes	36,010	34,915	34,310	37,958	35,879
Income taxes	11,440	12,132	10,882	11,781	11,113
Net income	$24,570	$22,783	$23,428	$26,177	$24,766
Ratios
Return on average assets	0.92%	0.88%	0.98%	1.13%	1.09%
Return on average equity	10.37%	9.74%	10.31%	12.16%	12.42%
Return on average tangible equity (Non-GAAP)(1)	13.46%	14.55%	13.19%	15.67%	16.40%
Tangible equity to tangible assets (Non-GAAP)(1)	7.18%	7.12%	7.19%	7.69%	7.09%
Efficiency ratio (Non-GAAP)(1)	61.58%	62.78%	57.45%	54.63%	55.74%
Net interest margin	3.11%	3.20%	3.36%	3.57%	3.60%
Tier I leverage capital ratio	9.26%	9.43%	8.94%	9.59%	8.77%
Tier I risk-based capital ratio	13.97%	15.20%	14.31%	14.69%	13.80%
Total risk-based capital ratio	15.16%	16.45%	15.56%	15.95%	15.05%
Allowance for credit losses to total loans	1.19%	1.37%	1.48%	1.52%	1.46%
Net charge-offs to average loans	0.16%	0.22%	0.24%	0.26%	0.28%
Non-performing loans to total loans	1.19%	1.80%	1.78%	1.82%	1.47%
Non-performing assets to total assets	0.82%	1.18%	1.13%	1.27%	1.08%
Per common share data
Basic earnings per share	$3.29	$2.98	$3.06	$3.41	$3.23
Diluted earnings per share	3.28	2.97	3.05	3.40	3.23
Dividends declared per share	1.11	1.08	1.00	1.50	1.00
Book value per share	33.01	30.49	30.67	28.56	26.90
Tangible book value per share (Non-GAAP)(1)	26.52	23.98	23.68	22.66	20.91
Dividend payout ratio	33.73%	36.30%	32.73%	44.05%	30.95%
(1) Please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP" for discussion and reconciliations of non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 and financial condition at December 31, 2014 and 2013 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. The information within the tables is presented in thousands, except for number of shares and per share data. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Acronyms and Abbreviations

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	Freddie Mac:	Federal Home Loan Mortgage Corporation
Act:	Medicare Prescription Drug, Improvement and Modernization Act	GAAP:	Generally accepted accounting principles in the United States
AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	MaineHousing:	Maine State Housing Authority
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSPP:	Management Stock Purchase Plan
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
Board ALCO:	Board of directors' Asset/Liability Committee	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	NRV:	Net realizable value
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	OCC:	Office of the Comptroller of the Currency
BSA:	Bank Secrecy Act	OCI:	Other comprehensive income (loss)
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OFAC:	Office of Foreign Assets Control
CDARS:	Certificate of Deposit Account Registry System	OREO:	Other real estate owned
CDs:	Certificate of deposits	OTTI:	Other-than-temporary impairment
CSV:	Cash surrender value	SERP:	Supplemental executive retirement plans
Company:	Camden National Corporation	TDR:	Troubled-debt restructuring
DCRP:	Defined Contribution Retirement Plan	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
EPS:	Earnings per share	U.S.:	United States of America
FASB:	Financial Accounting Standards Board	USD:	United States dollar
FDIC:	Federal Deposit Insurance Corporation	2003 Plan:	2003 Stock Option and Incentive Plan
FHLB:	Federal Home Loan Bank	2012 Plan:	2012 Equity and Incentive Plan
FHLBB:	Federal Home Loan Bank of Boston	2013 Repurchase Plan:	2013 Common Stock Repurchase Program, approved by the Company's board of directors
FRB:	Federal Reserve Bank	2012 Repurchase Plan:	2012 Common Stock Repurchase Program, approved by the Company's board of directors

Executive Overview

2014 Operating Results. The Company reported consolidated net income and diluted EPS for the year ended December 31, 2014 of $24.6 million and $3.28 per share, respectively, representing a $1.8 million, or 8%, increase in net income and a $0.31 per share, or 10%, increase in diluted EPS over 2013. Our solid earnings growth year-over-year is largely attributable to our strong loan production in 2014 as average loans increased $100.4 million, or 6%, to $1.7 billion compared to 2013. Complementing our strong earnings, we were able to increase shareholder value by repurchasing 181,355 shares of our common stock, or 2% of shares outstanding, under the 2013 Repurchase Program, which contributed to the decrease in diluted weighted-average shares outstanding for 2014.

December 31, 2014 Assets. Total assets at December 31, 2014 of $2.8 billion increased $186.0 million, or 7%, since December 31, 2013. Asset growth was driven by strong loan growth of $192.2 million, or 12%, for the year led by the commercial real estate and commercial portfolios. Total loans at December 31, 2014 were $1.8 billion compared to $1.6 billion at December 31, 2013. The commercial real estate and commercial portfolios increased $99.6 million and $78.3 million, respectively, in 2014 compared to 2013. We saw more modest growth within our residential portfolio of $14.3 million over the same period.

Our loan growth is reflective of our investments made over the past three years, including the acquisition of 14 branches along Maine's Interstate-95 corridor, which provided us an immediate larger presence in Maine's more prominent markets, the strategic hiring of several seasoned commercial and retail lenders, strengthening our credit underwriting and administration capabilities, and expanding our footprint outside of Maine through the opening of a commercial loan office in Manchester, New Hampshire.

December 31, 2014 Deposits and Borrowings. Total deposits and borrowings at December 31, 2014 of $2.5 billion increased $165.2 million, or 7%, since December 31, 2013. Core deposits (demand, interest checking, savings, and money market) increased $25.8 million, while brokered deposits and borrowings increased $118.3 million and $46.9 million, respectively, to support our loan growth during the year.

2014 Asset Quality. Our asset quality metrics improved steadily throughout 2014 as we continued to actively work through foreclosure proceedings as well as modest improvements within Maine's economy. Our provision for credit losses for 2014 was $2.2 million, an increase of $192,000, or 9%, over 2013, which was driven by our loan growth in 2014 of 12%. We were able to minimize the provision needed to establish a sufficient ALL due to the improvement in our asset quality metrics, highlighted by the following:
•Net charge-offs to average loans decreased 6 basis points to 0.16% for 2014 compared to 2013.

•	Loans 30-89 days past due to total loans decreased 20 basis points to 0.18% at December 31, 2014 compared to December 31, 2013.

At December 31, 2014, our non-performing assets to total assets ratio of 0.82% reached its lowest level since the fourth quarter of 2008. Non-performing assets at December 31, 2014 decreased $7.8 million, or 26%, to $22.8 million since December 31, 2013.

2014 Dividends. In the fourth quarter of 2014, we increased our shareholder dividend by 11% bringing the dividend per share to $0.30. The increase in the fourth quarter 2014 dividend is reflective of the Company's strong performance in 2014 and its ability to balance shareholder returns with capital needs for regulatory and strategic purposes.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses, accounting for acquisitions and the review of goodwill and core deposit intangible assets for impairment, valuation of other real estate owned, OTTI of investments, effectiveness of hedging derivatives, accounting for postretirement plans, stock-based compensation, and income taxes. Our significant accounting policies and critical estimates are summarized in Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Allowance for Credit Losses. Management is committed to maintaining an ALL that is appropriate to absorb likely loss exposure in the loan portfolio. Evaluating the appropriateness of the ALL is a key management function, one that requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, consists of two components: (i) a reduction to total gross loans in the asset section of the consolidated statements of condition, and (ii) the reserve for unfunded commitments included in other liabilities on the consolidated statements of condition. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, historical trends in charge-offs and delinquencies, overall risk characteristics and size of the portfolios, ongoing review of significant individual loans, trends in levels of watched or criticized assets, business and economic conditions, local industry trends, regulatory guidance, and other relevant factors.

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

Loans for which a specific loss allocation may be required are identified and assessed at least quarterly by reviewing individual loans with a principal balance of $250,000 or more that are risk rated as substandard or doubtful and are on non-accrual status in accordance with Bank policy. We believe loans that meet the above criteria most often demonstrate the qualities and characteristics of an impaired loan and are individually significant enough to the Company to warrant individual assessment. An allowance is established for each of these loans to reduce the net carrying value when the discounted cash flows (or collateral value or observable market) of the impaired loan is lower than the recorded investment of the loan.

The remaining loan portfolio is separated into risk pools by portfolio segment and subject to a general reserve factor. At least annually, we reassess and revise the loss allocation factor used in constructing the reserve for each risk pool. The factors we consider in constructing each risk pool include: (i) risk rating; (ii) historical losses; (iii) market conditions; and (iv) other environmental factors. Finally, an unallocated portion of the total allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2014 determined the allowance to be appropriate, under adversely different conditions or assumptions, we may need to increase the allowance. Monthly, management reviews the ALL to assess recent asset quality trends and impact on the Company's financial condition. Quarterly, the ALL is brought before the Bank's board of directors for discussion, review, and approval. Refer to "—Financial Condition—Asset Quality" for further discussion of our ALL process.

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

Purchase Price Allocation, Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, real estate and core deposit intangibles. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any businesses or assets that required us to account for such using purchase accounting for the years ended December 31, 2014 or 2013.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level - (i) banking and (ii) financial services - and is performed using the two-step process outlined in GAAP. The banking reporting unit is representative of our core banking business line, while the financial services reporting unit is representative of our wealth management, trust and services business line.

For the year ended December 31, 2014, we performed step one of the annual goodwill impairment test for each reporting unit as of November 30, 2014. In doing so, we compared the carrying value of each reporting unit to the internally-developed estimated fair value of each reporting unit using multiple valuation methodologies, including the income and market approach, and concluded that neither reporting unit was impaired. The use of different valuation techniques, estimates and/or assumptions could produce different estimates of fair value. Refer to Note 5 of the consolidated financial statements for further discussion on our goodwill impairment assessment process and results for the years ended December 31, 2014 and 2013.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred during 2014 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

Valuation of OREO. Periodically, we acquire property in connection with foreclosures or in satisfaction of debt previously contracted. The valuation of OREO properties is determined by calculating the estimated NRV of the property (the estimated fair value of the property less estimated direct costs to sell). Fair value of the property is determined by an appraisal or a broker's opinion, as adjusted by management for known factors such as recent sales experience for similar properties in similar markets. Estimated direct sales costs include broker and auctioneer fees and are estimated based on historical costs for such services. Future adverse changes in market conditions, local economy, property valuations, and costs to sell the property can have an unfavorable impact on the valuation of the OREO property and can lead to write downs of the property impacting earnings and losses upon sale of the property.

OTTI of Investments. We record an investment impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our intent and ability to hold the security for the foreseeable future until recovered. The investment is written down to its current fair value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Effectiveness of Hedging Derivatives. The Company maintains an overall interest rate risk management strategy that incorporates the use of interest rate swap contracts to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Company holds five interest rate swap contracts with a counterparty on its junior subordinated debentures to fix its floating rate debt and manage its interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and cash flows. When interest rates fluctuate, the hedged debt instruments appreciate or depreciate in value (or changes in cash flows), and the gains or losses on the derivative instrument that are linked to the hedged debt instruments are expected to substantially offset this unrealized appreciation or depreciation (or changes in cash flows). We utilize a third-party service to assist with the evaluation of effectiveness of our cash flow hedges quarterly. The effective portion of a gain or loss on a cash flow hedge is recorded in other comprehensive income, net of tax, and other assets or other liabilities on the consolidated statements of condition. Any ineffective portion of the cash flow hedge transactions are recorded in non-interest income in the consolidated statements of income, if material. For the year ended December 31, 2014, the cash flow hedges were effective and no ineffectiveness was recorded within non-interest income in the consolidated statements of income.

Accounting for Postretirement Plans. We use a December 31st measurement date to determine the expenses for our postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in the number of eligible employees (and their related demographics), changes in the discount rate, mortality rate, and other expected rates, such as medical cost trends rates and salary scale assumptions.

Stock-Based Compensation. The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in common stock, over the longer of the service period or performance period, but in no event beyond an employee’s retirement date. For performance-based restricted stock, we estimate the likelihood and degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. The fair value for stock option awards is determined using the Black-Scholes options-pricing model. The significant inputs used within the Black-Scholes options-pricing are determined based on historical experience and data.

Income Taxes. We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2011 through 2013 are open to audit by federal and Maine authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, tax equivalent net interest income, return on average tangible shareholders' equity, tangible book value per share, tangible equity to tangible assets, and 2013 normalized operating results, as adjusted. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding (a) Branch Acquisition and Divestiture costs, (b) goodwill impairment, and (c) prepayment penalties on borrowings (the numerator) to (ii) net interest income on a tax equivalent basis (assumed 35% tax rate) plus total non-interest income excluding (a) net gains or losses on sale of securities, net of OTTI, (b) gain on the Branch Divestiture, (c) gain on sale of branch facility, and (d) proceeds from a 2010 legal settlement (the denominator).

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
Non-interest expense, as presented	$62,397	$66,333	$59,031	$55,579	$52,937
Less: Branch Acquisition and Divestiture costs	—	374	2,324	—	—
Less: prepayment penalties on borrowings	—	—	2,030	2,318	—
Less: goodwill impairment	—	2,830	—	50	—
Adjusted non-interest expense	$62,397	$63,129	$54,677	$53,211	$52,937
Net interest income, as presented	$76,293	$75,475	$73,745	$75,219	$74,290
Effect of tax-exempt income	1,157	808	988	1,212	1,452
Non-interest income	24,334	27,801	23,412	23,053	20,825
Less: net gains or (losses) on sale of securities, net of OTTI	451	785	2,498	2,076	(409)
Less: gain on Branch Divestiture	—	2,742	—	—	—
Less: gain on sale of branch facility	—	—	479	—	—
Less: legal settlement proceeds	—	—	—	—	2,000
Adjusted net interest income plus non-interest income	$101,333	$100,557	$95,168	$97,408	$94,976
Non-GAAP efficiency ratio	61.58%	62.78%	57.45%	54.63%	55.74%
GAAP efficiency ratio	62.01%	64.23%	60.76%	56.49%	55.53%

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

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
Net interest income, as presented	$76,293	$75,475	$73,745	$75,219	$74,290
Effect of tax-exempt income	1,157	808	988	1,212	1,452
Net interest income, tax equivalent	$77,450	$76,283	$74,733	$76,431	$75,742

Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of intangible assets and (b) goodwill impairment (the numerator) to (ii) average equity, adjusted for goodwill and other intangible assets. We believe this is a meaningful measure of our financial performance as it reflects the return on the equity deployed in our business and is a common measure within our industry.

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
Net income, as presented	$24,570	$22,783	$23,428	$26,177	$24,766
Tax effected amortization of intangible assets	746	747	427	375	375
Goodwill impairment	—	2,830	—	50	—
Net income, adjusted	$25,316	$26,360	$23,855	$26,602	$25,141
Average equity	$236,849	$233,888	$227,129	$215,311	$199,428
Less: average goodwill and other intangible assets	48,735	52,708	46,253	45,533	46,115
Average tangible equity	$188,114	$181,180	$180,876	$169,778	$153,313
Return on average tangible equity	13.46%	14.55%	13.19%	15.67%	16.40%
Return on average equity	10.37%	9.74%	10.31%	12.16%	12.42%

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

	December 31,
	2014	2013	2012	2011	2010
Shareholders’ equity	$245,109	$231,096	$233,815	$218,876	$205,995
Less: goodwill and other intangibles	48,171	49,319	53,299	45,194	45,821
Tangible shareholders’ equity	$196,938	$181,777	$180,516	$173,682	$160,174
Shares outstanding at period end	7,426,222	7,579,913	7,622,750	7,664,975	7,658,496
Tangible book value per share	$26.52	$23.98	$23.68	$22.66	$20.91
Book value per share	$33.01	$30.49	$30.67	$28.56	$26.90

Tangible Equity to Tangible Assets. Tangible equity to tangible assets ratio is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged. The following table provides a reconciliation between tangible shareholders' equity to tangible assets and shareholders' equity to assets, which has been prepared in accordance with GAAP:

	December 31,
	2014	2013	2012	2011	2010
Shareholders’ equity	$245,109	$231,096	$233,815	$218,876	$205,995
Less: goodwill and other intangibles	48,171	49,319	53,299	45,194	45,821
Tangible equity	$196,938	$181,777	$180,516	$173,682	$160,174
Total assets	$2,789,853	$2,603,829	$2,564,757	$2,302,720	$2,306,007
Less: goodwill and other intangibles	48,171	49,319	53,299	45,194	45,821
Tangible assets	$2,741,682	$2,554,510	$2,511,458	$2,257,526	$2,260,186
Tangible equity to tangible assets	7.18%	7.12%	7.19%	7.69%	7.09%
Shareholders' equity to assets	8.79%	8.88%	9.12%	9.51%	8.93%

2013 Normalized Operating Results, as adjusted. The following tables provide a reconciliation of GAAP operating results (as reported) for the year ended December 31, 2013 to normalize operating results, as adjusted for non-recurring events in 2013. Management utilizes such analysis when comparing its year ended December 31, 2014 operating results to the same period in 2013 as it allows us to understand and analyze trends year-over-year based on 2014 operations and Company structure and enhance comparability.

The following non-recurring events were excluded from GAAP operating results for the year ended December 31, 2013 in the table below: (i) operating results from the five Franklin County divested branches; (ii) a $2.7 million gain on the divestiture of the five Franklin County branches; (iii) a $2.8 million goodwill impairment on its trust and financial services business line; and (iv) costs associated with the Branch Acquisition and Divestiture.

	For The Years Ended December 31,
	2013					2014
	GAAP, as reported	Franklin County Operating Results	Goodwill Impairment	Branch Acquisition and Divestiture Costs	Normalized Operating Results, as adjusted	GAAP, as reported	Change ($)	Change (%)
Net interest income	$75,475	$1,305	$—	$—	$74,170	$76,293	$2,123	3%
Provision for credit losses	2,028	36	—	—	1,992	2,220	228	11%
Non-interest income	27,801	3,301	—	—	24,500	24,334	(166)	(1)%
Non-interest expense	66,333	1,063	2,830	374	62,066	62,397	331	1%
Income before income taxes	34,915	3,507	(2,830)	(374)	34,612	36,010	1,398	4%
Income tax expense(1)	12,132	1,227	—	(131)	11,036	11,440	404	4%
Net income	$22,783	$2,280	$(2,830)	$(243)	$23,576	$24,570	$994	4%
Diluted EPS	$2.97	$0.30	(0.37)	$(0.03)	$3.07	$3.28	$0.21	7%
(1) A 35% tax rate is assumed, with the exception of goodwill impairment as this was a non-taxable event.

Results of Operations

For the year ended December 31, 2014, we reported net income of $24.6 million compared to $22.8 million for the year ended December 31, 2013, and $23.4 million for the year ended December 31, 2012. Diluted EPS for each of these years were $3.28, $2.97, and $3.05, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income taxes, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other interest-earning assets, plus net loan fees and origination costs, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue accounting for approximately 76% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Net interest margin for the years ended December 31, 2014, 2013, and 2012 of 3.11%, 3.20%, and 3.36%, respectively, has declined reflecting the challenging interest rate environment over the past several years. The historically low interest rate environment adversely affected our net interest income as new loans and investments earn the current market interest rates, while acceleration of borrower repayment of loans and investment cash flows are reinvested at lower interest rates coupled with the ongoing maturity of loans and investments at higher interest rates.

2014 vs. 2013 Net Interest Income. Net interest income was $77.5 million on a fully-taxable equivalent basis for 2014, compared to $76.3 million for 2013, an increase of $1.2 million, or 2%. The increase in net interest income is reflective of 4% growth in average interest-earning assets during 2014 partially offset by a 9 basis point decline in our net interest margin to 3.11% in 2014 from 3.20% in 2013. Loan growth fueled the increase in average interest-earning assets as average loan balances increased $100.4 million, or 6%, compared to 2013. Borrowings were primarily used to fund the loan growth, including brokered deposits and short-term FHLB borrowings, as average borrowings increased $182.8 million, or 35%. The decrease in average deposits in 2014 compared to 2013 of $75.7 million, or 4%, is primarily attributable to the Branch Divestiture that occurred in the fourth quarter of 2013 with the sale of $80.4 million of deposits.

The yield on our average interest-earning assets decreased 13 basis points during 2014 compared to a 5 basis point decrease on our average cost of funds. Our yield on interest-earning assets averaged 3.60% in 2014 compared to 3.73% in 2013 as both the investment and loan portfolio yields continue to be impacted by the current low interest rate environment. The cost of funds averaged 0.50% in 2014 compared to 0.55% in 2013 as we continue to fund asset growth through short-term borrowings at low interest rates. Our average cost of deposits, which continues to be our primary funding source, was 0.28% for 2014, representing a decrease of 4 basis points compared to 2013.

2013 vs. 2012 Net Interest Income. Net interest income was $76.3 million on a fully-taxable equivalent basis for 2013, compared to $74.7 million for 2012, an increase of $1.6 million, or 2%. The increase in net interest income is reflective of 7% growth in average interest-earning assets during 2013 partially offset by a 16 basis point decline in our net interest margin to 3.20% in 2013 from 3.36% in 2012. In the fourth quarter of 2012, the Company completed the Branch Acquisition that resulted in $287.6 million of deposits. The Company’s long-term strategy is to leverage these deposits by funding loan growth in the new branch locations over a five-year period. In the short-term, the Company reduced borrowings, lowered interest rates on our deposit base and purchased investment securities. As a result of the acquired deposits and strategies to deploy these funds, average investment balances for 2013 increased $124.9 million, or 18%, average loan balances increased $45.2 million, or 3%, and average deposits increased $230.5 million, or 15%. The yield on our average interest-earning assets decreased 41 basis points during 2013 compared to a 26 basis point decrease on our average cost of funding. Our yield on our interest-earning assets averaged 3.73% in 2013 compared to 4.14% in 2012 as both the investment and loan portfolio yields continue to be impacted by the current low interest rate environment. The cost of funds averaged 0.55% in 2013, compared to 0.81% in 2012 due to a shift in the funding mix to low cost deposits combined with the repricing of certificates of deposit and borrowings to lower interest rates. Our average cost of deposits, which continues to be our primary funding source, was 0.32% for 2013, representing a decrease of 17 basis points compared to 2012.

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Securities – taxable	$770,202	$16,474	2.14%	$772,095	$16,751	2.17%	$640,779	$16,646	2.60%
Securities – nontaxable(1)	37,499	1,932	5.15%	30,672	1,799	5.87%	37,163	2,130	5.73%
Trading account assets	2,405	36	1.50%	2,295	34	1.48%	2,214	43	1.94%
Federal funds sold	—	—	—%	—	—	—%	5,601	14	0.25%
Loans(2):
Residential real estate	571,593	24,036	4.21%	571,291	25,209	4.41%	573,227	27,210	4.75%
Commercial real estate	594,224	26,976	4.54%	515,501	24,764	4.80%	491,732	24,572	5.00%
Commercial(1)	211,722	8,346	3.94%	173,933	7,591	4.36%	169,043	7,961	4.71%
Municipal(1)	13,794	486	3.52%	11,799	508	4.31%	14,473	694	4.80%
Consumer	289,964	11,292	3.89%	308,335	12,369	4.01%	287,173	12,665	4.41%
Total loans	1,681,297	71,136	4.23%	1,580,859	70,441	4.46%	1,535,648	73,102	4.76%
Total interest-earning assets	2,491,403	89,578	3.60%	2,385,921	89,025	3.73%	2,221,405	91,935	4.14%
Cash and due from banks	44,276			43,879			42,165
Other assets	168,799			167,557			154,970
Less: ALL	(21,691)			(22,968)			(23,050)
Total assets	$2,682,787			$2,574,389			$2,395,490
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$251,609	$—	—%	$241,520	$—	—%	$240,369	$—	—%
Interest checking	465,740	325	0.07%	476,448	324	0.07%	351,232	336	0.10%
Savings	250,148	142	0.06%	237,110	133	0.06%	195,800	285	0.15%
Money market	413,712	1,206	0.29%	442,908	1,346	0.30%	382,274	2,019	0.53%
Certificates of deposit	328,887	3,116	0.95%	387,816	3,856	0.99%	385,666	4,998	1.30%
Total deposits	1,710,096	4,789	0.28%	1,785,802	5,659	0.32%	1,555,341	7,638	0.49%
Borrowings:
Brokered deposits	157,265	1,478	0.94%	118,423	1,414	1.19%	117,815	1,655	1.40%
Junior subordinated debentures	43,973	2,532	5.76%	43,871	2,532	5.77%	43,769	2,546	5.82%
Other borrowings	504,803	3,329	0.66%	360,948	3,137	0.87%	414,566	5,363	1.29%
Total borrowings	706,041	7,339	1.04%	523,242	7,083	1.35%	576,150	9,564	1.66%
Total funding liabilities	2,416,137	12,128	0.50%	2,309,044	12,742	0.55%	2,131,491	17,202	0.81%
Other liabilities	29,801			31,457			36,870
Shareholders’ equity	236,849			233,888			227,129
Total liabilities and shareholders’ equity	$2,682,787			$2,574,389			$2,395,490
Net interest income (fully-taxable equivalent)		77,450			76,283			74,733
Less: fully-taxable equivalent adjustment		(1,157)			(808)			(988)
Net interest income		$76,293			$75,475			$73,745
Net interest rate spread (fully-taxable equivalent)			3.10%			3.18%			3.33%
Net interest margin (fully-taxable equivalent)			3.11%			3.20%			3.36%
(1) Reported on tax-equivalent basis calculated using a rate of 35%, including certain commercial loans.
(2) Non-accrual loans are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2014 vs. 2013 Increase (Decrease) Due to:			December 31, 2013 vs. 2012 Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$(41)	$(236)	$(277)	$3,414	$(3,309)	$105
Securities – nontaxable	401	(268)	133	(372)	41	(331)
Trading account assets	2	—	2	2	(11)	(9)
Federal funds sold	—	—	—	(14)	—	(14)
Residential real estate	13	(1,186)	(1,173)	(92)	(1,909)	(2,001)
Commercial real estate	3,779	(1,567)	2,212	1,188	(996)	192
Commercial	1,648	(893)	755	230	(600)	(370)
Municipal	86	(108)	(22)	(128)	(58)	(186)
Consumer	(737)	(340)	(1,077)	933	(1,229)	(296)
Total interest income	5,151	(4,598)	553	5,161	(8,071)	(2,910)
Interest-bearing liabilities:
Interest checking	(7)	8	1	120	(132)	(12)
Savings	8	1	9	62	(214)	(152)
Money market	(88)	(52)	(140)	321	(994)	(673)
Certificates of deposit	(583)	(157)	(740)	28	(1,170)	(1,142)
Brokered deposits	462	(398)	64	9	(250)	(241)
Junior subordinated debentures	6	(6)	—	6	(20)	(14)
Other borrowings	1,252	(1,060)	192	(692)	(1,534)	(2,226)
Total interest expense	1,050	(1,664)	(614)	(146)	(4,314)	(4,460)
Net interest income (fully-taxable equivalent)	$4,101	$(2,934)	$1,167	$5,307	$(3,757)	$1,550

Provision and Allowance for Loan Losses

The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level, which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or risk pools. The provision for credit losses for the year ended December 31, 2014 was $2.2 million, or 0.13% of average loans, compared to $2.0 million, or 0.13% of average loans, and $3.8 million, or 0.25% of average loans, for the year ended December 31, 2013 and 2012, respectively. The increase in the provision for credit losses of $192,000, or 9%, in 2014 compared to 2013 was driven by our 12% loan growth. Our asset quality metrics improved throughout 2014 reducing the provision that would have been recognized otherwise during the year due to loan growth. The provision for credit losses decreased $1.8 million in 2013 compared to 2012 as our asset quality metrics stabilized and net charge-offs decreased. At December 31, 2013, our total loan portfolio increased 1% over December 31, 2012. As such, we did not need to provide for a similar amount of incremental provision in 2013 due to loan growth that was required for 2014. Please see “—Financial Condition—Asset Quality” for additional discussion regarding the ALL.

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2014, 2013, and 2012:

	For The Years Ended December 31,
	2014	2013	Change from		2012	Change from
			2014 to 2013			2013 to 2012
			$	%		$	%
Service charges on deposit accounts	$6,229	$6,740	$(511)	(8)%	$5,557	$1,183	21%
Other service charges and fees	6,136	5,971	165	3%	4,061	1,910	47%
Income from fiduciary services	4,989	4,751	238	5%	5,038	(287)	(6)%
Brokerage and insurance commissions	1,766	1,697	69	4%	1,491	206	14%
Bank-owned life insurance	1,437	1,310	127	10%	1,382	(72)	(5)%
Mortgage banking income, net	282	1,406	(1,124)	(80)%	588	818	139%
Gain on Branch Divestiture	—	2,742	(2,742)	(100)%	—	2,742	—
Net gain on sale of securities	451	785	(334)	(43)%	2,498	(1,713)	(69)%
Other income	3,044	2,399	645	27%	2,797	(398)	(14)%
Total non-interest income	$24,334	$27,801	$(3,467)	(12)%	$23,412	$4,389	19%
Non-interest income as a percentage of total revenues(1)	24%	27%			24%
(1) Revenue is defined as net interest income plus non-interest income.

2014 vs. 2013 Non-Interest Income. The significant changes in non-interest income in 2014 compared to 2013 include:

•	A $2.7 million gain was recognized in 2013 on the sale of our five Franklin County branches.

•
A decrease in mortgage banking income of $1.1 million was due to our decision to retain most of our 30-year fixed rate residential mortgage production in 2014. In 2013, much of our 30-year fixed rate residential mortgage production was sold on the secondary market with servicing rights retained, which resulted in gains on the sale and income from capitalizing the servicing rights. In 2014, we recorded gains on the sale of our 30-year mortgages of $31,000 and servicing rights fees of $15,000, compared to $728,000 and $466,000, respectively, in 2013.

•	An increase in other income of $645,000 was primarily driven by loan interest rate swap income of $480,000 recognized in 2014.

•
A decrease in service charges on deposit accounts of $511,000 was driven by the sale of our five Franklin County branches in the fourth quarter of 2013, which contributed $353,000 of service charges income in 2013. Also, we continue to see certain customers migrating away from deposit product accounts that charge regular service fees.

•	A decrease in net gain on sale of securities during 2014 of $334,000.
2013 vs. 2012 Non-Interest Income. The significant changes in non-interest income in 2013 compared to 2012 include:

•
An increase in deposit-related services of $3.1 million was primarily due to the full year benefit in volume and activity resulting from the Branch Acquisition that occurred in the fourth quarter of 2012 that included over 25,000 new customer accounts.

•	A $2.7 million gain was recognized in 2013 on the sale of our five Franklin County branches.

•	A decrease in net gain on sale of securities during 2013 of $1.7 million.

•
An increase in mortgage banking income of $818,000 was due to an increase in net gains recognized on the sale of 30-year fixed rate mortgage production of $460,000, and an associated increase in servicing rights fees of $358,000 as the rights to service the loans sold were retained.

Non-Interest Expenses

The following table presents the components of non-interest expense for the years ended December 31, 2014, 2013, and 2012:

	For The Years Ended December 31,
	2014	2013	Change from		2012	Change from
			2014 to 2013			2013 to 2012
			$	%		$	%
Salaries and employee benefits	$32,669	$32,609	$60	—%	$29,689	$2,920	10%
Furniture, equipment and data processing	7,316	7,051	265	4%	5,079	1,972	39%
Net occupancy	5,055	5,449	(394)	(7)%	4,365	1,084	25%
Consulting and professional fees	2,368	2,337	31	1%	1,818	519	29%
Other real estate owned and collection costs	2,289	2,162	127	6%	2,284	(122)	(5)%
Regulatory assessments	1,982	1,997	(15)	(1)%	1,793	204	11%
Amortization of intangible assets	1,148	1,150	(2)	—%	657	493	75%
Prepayment fees on borrowings	—	—	—	—%	2,030	(2,030)	(100)%
Goodwill impairment	—	2,830	(2,830)	(100)%	—	2,830	—%
Branch Acquisition and Divestiture costs	—	374	(374)	(100)%	2,324	(1,950)	(84)%
Other expenses	9,570	10,374	(804)	(8)%	8,992	1,382	15%
Total non-interest expenses	$62,397	$66,333	$(3,936)	(6)%	$59,031	$7,302	12%
Efficiency ratio (Non-GAAP)(1)	61.58%	62.78%			57.45%
(1) Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for details of calculation.

2014 vs. 2013 Non-Interest Expense. The significant changes in non-interest expense in 2014 compared to 2013 include:

•
A $2.8 million goodwill impairment charge was recorded in 2013 related to our financial services reporting unit. Refer to Note 5 of the consolidated financial statements for discussion of our goodwill impairment process and results, including significant assumptions used within our 2013 analysis to record the goodwill impairment.

•
A decrease in other expenses of $804,000 was primarily attributable to a receivable write-down of $348,000 that occurred in 2013 and the sale of our five Franklin County branches in 2013 for which related operating costs totaled $295,000 in 2013.

•
A decrease in net occupancy costs of $394,000 was due to the sale of our five Franklin County branches in 2013 for which related occupancy costs totaled $173,000 in 2013 as well as lower repairs and maintenance costs on our branch facilities in 2014.

•	A decrease in Branch Acquisition and Divestiture costs of $374,000 as we did not have any acquisition or divestiture activity in 2014.

2013 vs. 2012 Non-Interest Expense. The significant changes in non-interest expense in 2013 compared to 2012 include:

•
An increase in furniture, equipment and data processing and net occupancy costs totaling $3.1 million was primarily attributable to the additional costs associated with maintaining and operating 12 additional branch facilities, including, but not limited to, rent expense and building maintenance, depreciation and amortization expense, and data processing fees. Also, with a full year impact of the Branch Acquisition, adding over 25,000 customers and ongoing upgrades to our on-line banking platform, our on-line and mobile banking fees increased $723,000 in 2013 compared to 2012.

•
An increase in salaries and employee benefits of $2.9 million was primarily due to the addition of approximately 75 employees for a full year as part of the Branch Acquisition that occurred in October 2012. The increase in employees was necessary to support operations at the additional branches and operational resources to support the increase in production and activities.

•	An increase of $2.8 million resulting from a goodwill impairment charge recorded in 2013 related to our financial services reporting unit.

•
A decrease in Branch Acquisition and Divestiture costs of $2.0 million as the majority of costs incurred related to conversion and integration of the 14 branches acquired occurred in 2012 and were one-time costs.

•	A decrease of $2.0 million in costs associated with the prepayment of borrowings in 2012.

Income Taxes

Income tax expense for the years ended December 31, 2014, 2013 and 2012 was $11.4 million, $12.1 million, and $10.9 million, respectively. Our effective income tax rate was 31.8%, 34.7%, and 31.7% in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35.7%, primarily due to our non-taxable interest income from our municipal bonds and certain qualifying loans, life insurance income, and tax credits received. Our 2014 effective tax rate of 31.8% decreased 2.9% compared to 2013, and is more in line with our 2012 effective tax rate, primarily due to the goodwill impairment charge of $2.8 million recorded in 2013. The goodwill impairment charge recorded in 2013 was non-deductible for tax purposes increasing our 2013 effective tax rate. Refer to Note 11 of the consolidated financial statements for further income tax details.

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

Financial Condition

Investment Securities

We purchase and hold investment securities including municipal bonds, mortgage-backed securities (pass through securities and collateralized mortgage obligations), Non-Agency securities, and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. Total investment securities at December 31, 2014 were $803.6 million, representing a decrease of $24.6 million since December 31, 2013. Our investment securities balance decreased slightly as we utilized cash flows received from investment securities to assist with funding loan growth in 2014. During 2014, we purchased $98.7 million of debt securities and received proceeds from the maturity and sale of debt securities totaling $134.4 million. In connection with securities sold, we recognized gains totaling $451,000.

Of the investment securities purchased during 2014, we classified our municipal bonds purchased totaling $20.3 million as HTM securities and carry these at amortized cost on our consolidated statements of condition at $20.2 million at December 31, 2014. We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $78.4 million of debt securities purchased were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At December 31, 2014, we had $319,000 of net unrealized losses on AFS securities, net of tax, compared to $8.0 million of net unrealized losses, net of tax, at December 31, 2013. The decrease in our unrealized losses on AFS securities is due to a decrease in long-term interest rates.

Our AFS securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 95% of our total AFS portfolio at December 31, 2014 and 2013. During 2014, we purchased $73.4 million of mortgage-backed securities ($60.2 million of pass-through securities and $13.2 million of collateralized mortgage obligation) and sold $25.2 million ($20.6 million of pass-through securities and $4.6 million in collateralized mortgage obligation). We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. In 2014, we sold certain AFS securities based on our assessment of their potential prepayment risk, and we recognized gains on the sale of these securities of $451,000. The overall mix of securities within our AFS portfolio at December 31, 2014 compared to December 31, 2013 remains unchanged and well positioned to provide a stable source of cash flow. The duration of our AFS securities decreased modestly to 3.58 years at December 31, 2014 from 3.98 years at December 31, 2013. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Our AFS portfolio of residential mortgage-backed securities is directly impacted by the interest rate environment and yield curve. The current low interest rate environment has directly affected the interest income earned on our mortgage-backed securities – accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, the current rate environment and yield curve also decrease the yield earned upon reinvestment of the repayment proceeds back into mortgage-backed securities, impacting our net interest income and margin. As a result, we have opted to decrease the size of our investments portfolio year-over-year and, with the strong loan growth experienced, we've utilized a portion of the cash flows received from our investment securities to fund higher yielding loan balances. We have also looked to reinvest a portion of these cash flows from our investment securities into municipal bonds where we are able to generally receive higher yields on a fully-taxable equivalent basis and designated these investments as HTM. At December 31, 2014, the amount of net premiums on our investment securities to be recognized in future periods amounted to $7.6 million, which equated to a weighted-average premium above par of approximately 1.0%. Subsequent changes to the interest rate environment will continue to impact our yield.

At December 31, 2014, we held 74 investment securities that were considered to be temporarily impaired. These investment securities were in an unrealized loss position of $7.9 million at December 31, 2014, of which $7.3 million had been in an unrealized loss position for 12 consecutive months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio.

Each month we assess our Non-Agency investments for OTTI as these investments are higher risk bonds within our portfolio and we've historically recorded OTTI on certain investments we still hold in our portfolio totaling $204,000. Our evaluation includes estimating the present value of projected credit losses that result from a discounted cash flow analysis. Our analyses include several stress tests scenarios, which determine expected cash flows and forecast potential losses. Stress tests use current statistical data to determine expected cash flows and forecast potential losses. Information on the securities is sourced from Bloomberg, which enables management to track loan and performance data for the individual tranche and the entire issue as well as prepayment history. Included in the monthly analyses is a review of the performance of the individual tranches held and the related entire issue, a base case and several stress test scenarios. The base case stress test uses both current data and historical performance and provides a basis for determining if a credit loss is projected during the life of the investment. When deemed appropriate, the significant inputs for the base case stress test are adjusted to better reflect future expected cash flows. The results of the stress tests indicated that no additional OTTI was warranted for the year ended December 31, 2014. At December 31, 2014, none of our Non-Agency investments were in an unrealized loss position for 12 months or more. Furthermore, we did not record any impairment on our Non-Agency investments for the year ended December 31, 2013.

We review the remainder of our investment securities portfolio quarterly for impairment, which includes our municipal bonds portfolio, pass-through and collateralized mortgage obligations securities portfolios, and obligations of U.S. sponsored government-enterprises, in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of if we have the intent and ability to hold temporarily impaired investment securities until we expect them to recover. We concluded that our investment securities in an unrealized loss position at December 31, 2014 and 2013 were temporarily impaired and we, in fact, have the intent and ability to hold these securities until they recover.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2014		2013		2012
	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance
AFS Securities:
Obligations of U.S. government sponsored enterprises	$5,027	1%	$—	—%	$—	—%
Obligations of states and political subdivisions	26,777	3%	31,207	4%	33,040	4%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	50%	395,903	49%	358,148	46%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	45%	374,435	46%	381,688	49%
Private issue collateralized mortgage obligations	6,054	1%	6,932	1%	8,174	1%
Total AFS securities	763,063	100%	808,477	100%	781,050	100%
HTM Securities:
Obligations of states and political subdivisions	20,179	100%	—	—%	—	—%
Total HTM securities	20,179	100%	—	—%	—	—%
Total	$783,242		$808,477		$781,050

The following table presents the carrying amount and fully-taxable equivalent weighted-average yields of our AFS and HTM investment securities by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2014	2013	2012
	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Carrying Amount	Carrying Amount	Carrying Amount
AFS Securities:
Obligations of U.S. government sponsored enterprises	$—	$5,027	$—	$—	$5,027	$—	$—
Obligations of states and political subdivisions	2,416	14,941	7,507	1,913	26,777	31,207	33,040
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	58,428	47,290	275,590	381,308	395,903	358,148
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	19,045	43,226	281,626	343,897	374,435	381,688
Private issue collateralized mortgage obligations	—	—	—	6,054	6,054	6,932	8,174
Total AFS securities	2,416	97,441	98,023	565,183	763,063	808,477	781,050
Weighted-Average Yield on AFS Securities	4.17%	2.28%	2.57%	2.07%	2.21%	2.26%	2.41%
HTM Securities:
Obligations of states and political subdivisions	—	—	2,316	17,863	20,179	—	—
Total HTM securities	—	—	2,316	17,863	20,179	—	—
Weighted-Average Yield on HTM Securities	—%	—%	2.19%	3.66%	3.49%	—%	—%
Total Investment Portfolio	$2,416	$97,441	$100,339	$583,046	$783,242	$808,477	$781,050
Weighted-Average Yield on Investment Portfolio	4.17%	2.28%	2.56%	2.12%	2.25%	2.26%	2.41%

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of December 31, 2014 and 2013, our investment in FHLBB stock totaled $19.5 million and $18.8 million, respectively. No market exists for shares of the FHLBB. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations or restrictions that may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB. Effective January 1, 2015, the FHLBB lifted its restriction for financial institutions to sell its excess FHLBB stock. We currently have no intention to terminate our FHLBB membership or sell any excess FHLBB stock we may hold. In 2014, we purchased $706,000 of FHLBB stock and did not have any sales of FHLBB stock.

Loans

We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 90% of our loan portfolio at December 31, 2014. In 2014, we expanded our geographic outreach across northern New England with the opening of a commercial loan office in Manchester, New Hampshire.

At December 31, 2014, total loans of $1.8 billion increased $192.2 million from December 31, 2013. This loan growth was primarily within the commercial real estate and commercial loan portfolio, which increased $99.6 million and $78.3 million, respectively, in 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
Residential real estate	$585,468	33%	$569,819	36%	$572,173	37%	$578,262	38%	$596,308	39%
Commercial real estate	640,661	36%	541,099	34%	506,231	32%	470,061	31%	464,037	30%
Commercial	257,515	15%	179,203	11%	190,454	12%	185,045	12%	180,592	12%
Consumer and home equity	288,966	16%	290,281	19%	295,008	19%	280,660	19%	283,815	19%
Total loans	$1,772,610	100%	$1,580,402	100%	$1,563,866	100%	$1,514,028	100%	$1,524,752	100%

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to four-family residences. We generally retain in our portfolio adjustable rate mortgages and fixed rate mortgages with original terms of 20 years or less. Based on market risk assessments, we may retain 30-year fixed rate mortgages. For the year ended December 31, 2014, our residential real estate loans increased $15.6 million, which included generally holding all 30-year fixed-rate mortgage production as mortgage origination sales totaled $799,000 compared to $33.3 million in 2013. This decision to hold 30-year fixed rate mortgage production in 2014 was driven by the reduction in mortgage origination and refinance activity as Treasury rates climbed the second half of 2013 into 2014. As the long-term Treasury rates began decreasing in the second half of 2014, particularly in the fourth quarter, we saw mortgage origination and refinance activity increase.

Commercial Real Estate Loans. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. The most significant industry concentrations are the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and the lodging industry (inns, bed & breakfasts, ski lodges, tourist cabins, hotels, and motels). At December 31, 2014, exposure to these two industries, as a percentage of total commercial real estate loans, was 26% and 27%, respectively. Each industry exposure as a percentage of total loans was 10% at December 31, 2014. At December 31, 2014, commercial real estate loans increased $99.6 million, or 18%, compared to December 31, 2013.

Commercial Loans. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. Commercial loans at December 31, 2014 increased $78.3 million, or 44%, compared to December 31, 2013. The growth within our commercial loan portfolio was primarily driven by syndication loans of $57.8 million during 2014.

Consumer Loans and Home Equity Loans. Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. In 2014, consumer and home equity loans decreased by $1.3 million, or 1%, since December 31, 2013.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans, and OREO. Non-performing assets were 0.82% of total assets at December 31, 2014. This is our lowest non-performing assets level since the fourth quarter of 2008. The level of our non-performing assets over the past five years is shown in the table below.

	December 31,
	2014	2013	2012	2011	2010
Non-accrual loans:
Residential real estate loans	$6,056	$10,520	$10,584	$9,503	$7,225
Commercial real estate	7,043	7,799	6,719	7,830	6,072
Commercial loans	1,529	2,146	3,409	3,955	4,421
Consumer and home equity loans	2,011	2,012	1,771	2,822	1,721
Non-accrual loans	16,639	22,477	22,483	24,110	19,439
Accruing loans past due 90 days	—	455	611	236	711
Accruing renegotiated loans not included above	4,539	5,468	4,674	3,276	2,295
Total non-performing loans	21,178	28,400	27,768	27,622	22,445
Other real estate owned	1,587	2,195	1,313	1,682	2,387
Total non-performing assets	$22,765	$30,595	$29,081	$29,304	$24,832
Non-accrual loans to total loans	0.94%	1.42%	1.44%	1.59%	1.27%
Non-performing loans to total loans	1.19%	1.80%	1.78%	1.82%	1.47%
Allowance for credit losses to non-performing loans	99.79%	76.09%	83.15%	83.38%	99.44%
Non-performing assets to total assets	0.82%	1.18%	1.13%	1.27%	1.08%
Allowance for credit losses to non-performing assets	92.83%	70.63%	79.40%	78.59%	89.88%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated. At this time, we may reclassify the loan to performing. For loans that qualify as TDRs, we will classify the interest collected as interest income once the aforementioned criteria for non-accrual loans is met and demonstrated. However, loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the loan is subsequently restructured and re-written in a new agreement at an (i) interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring, and (ii) there has been no principal forgiveness.

Non-performing loans were $21.2 million, or 1.19% of total loans, at December 31, 2014, representing a decrease of $7.2 million, or 24%, since December 31, 2013. The decrease in non-performing loans is reflective of the modest improvement in Maine's economy in 2014 and the resolution of foreclosure proceedings, which under Maine's foreclosure laws can take up to two years on residential properties.

The OREO balance at December 31, 2014 consisted of 17 properties, including 11 residential properties and six commercial/mixed use properties. The OREO balance at December 31, 2013 consisted of 16 properties, including 10 residential properties and six commercial/mixed use properties. Properties that do not sell to third parties at auction are purchased by the Bank and transferred from our loan portfolio to OREO at NRV. Once a property is transferred to OREO, we obtain updated third party appraisals to value the property at least annually, and, if the value has decreased, a subsequent write-down is recorded within earnings. During 2014, the Company recorded OREO write-downs of $186,000 related to six properties, compared to write-downs of $170,000 related to five properties in 2013.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Years Ended December 31,
	2014	2013	2012
Foregone interest income	$842	$990	$1,130
Interest income recognized on non-performing loans and performing TDRs	216	239	186

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2014 and 2013, potential problem loans amounted to approximately $162,000, or 0.01% of total loans, and $2.3 million, or 0.14% of total loans, respectively.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents past due loans at the dates indicated:

	December 31,
	2014	2013
Loans 30 – 89 days past due:
Residential real estate loans	$1,303	$1,551
Commercial real estate loans	381	2,595
Commercial loans	656	313
Consumer and home equity loans	891	1,571
Total loans 30 – 89 days past due	$3,231	$6,030
Loans 30 – 89 days past due to total loans	0.18%	0.38%

ALL. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. There were no significant changes to the allowance assessment methodology in 2014.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
ALL at the beginning of period	$21,590	$23,044	$23,011	$22,293	$20,246
Provision for loan losses	2,224	2,052	3,791	4,741	6,325
Charge-offs:
Residential real estate loans	785	1,059	1,197	1,216	1,262
Commercial real estate loans	361	952	593	1,633	1,382
Commercial loans	1,544	1,426	1,393	1,256	1,502
Consumer and home equity loans	754	837	1,319	920	1,401
Total loan charge-offs	3,444	4,274	4,502	5,025	5,547
Recoveries:
Residential real estate loans	165	35	73	120	225
Commercial real estate loans	135	121	222	374	232
Commercial loans	395	495	406	296	553
Consumer and home equity loans	51	117	43	212	259
Total loan recoveries	746	768	744	1,002	1,269
Net charge-offs	2,698	3,506	3,758	4,023	4,278
ALL at the end of the period	$21,116	$21,590	$23,044	$23,011	$22,293
Components of allowance for credit losses:
ALL	$21,116	$21,590	$23,044	$23,011	$22,293
Liability for unfunded credit commitments	17	21	45	20	25
Balance of allowance for credit losses at end of the period	$21,133	$21,611	$23,089	$23,031	$22,318
Average loans outstanding	$1,681,297	$1,580,859	$1,535,648	$1,530,640	$1,534,069
Net charge-offs to average loans outstanding	0.16%	0.22%	0.24%	0.26%	0.28%
Provision for credit losses to average loans outstanding	0.13%	0.13%	0.25%	0.31%	0.41%
ALL to total loans	1.19%	1.37%	1.48%	1.52%	1.46%
Allowance for credit losses to net charge-offs	783.11%	616.57%	614.45%	572.59%	521.61%

While our asset quality improved in 2014 compared to a year ago, the provision for credit losses for the year ended December 31, 2014 increased $192,000, or 9%, compared to the same period last year primarily due to loan growth of 12%. We believe our allowance for credit losses continues to be sufficient and positions us well for future uncertainties as it covers 99.79% of non-performing loans and 92.83% of non-performing assets at December 31, 2014.

Overall, Maine's economy continued to show moderate improvement throughout 2014. Maine's recovery continues to lag the national recovery and forecasts continue to reinforce a recovery through 2016 and 2017. The recent decrease in oil and gas prices across the nation has directly benefited Maine's consumers. Despite modest improvements, consumer pressures are expected to continue until sustainable growth in employment and personal incomes throughout Maine rebound. We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle.

For further discussion of the ALL, please refer to “—Critical Accounting Policies” within Item 7 hereof, as well as Notes 1 and 4 of the consolidated financial statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential real estate loans	$4,899	33%	$5,603	36%	$6,996	37%	$6,398	38%	$3,273	39%
Commercial real estate loans	4,482	36%	4,374	34%	4,549	32%	5,702	31%	8,198	30%
Commercial loans	6,823	15%	6,220	11%	5,933	12%	4,846	12%	5,633	12%
Consumer and home equity loans	2,528	16%	2,722	19%	2,704	19%	3,124	19%	2,253	19%
Unallocated	2,384	—	2,671	—	2,862	—	2,941	—	2,936	—
	$21,116	100%	$21,590	100%	$23,044	100%	$23,011	100%	$22,293	100%

Refer to Note 4 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Investment in Bank-Owned Life Insurance

BOLI amounted to $57.8 million and $46.4 million at December 31, 2014 and 2013, respectively, with the net increase mostly due to additional BOLI purchase of $10.0 million during 2014. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. Each insurance carrier had an A.M. Best rating of "A-" or better at December 31, 2014. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

Deposits

The Company, through the Bank, receives checking, savings and time deposits primarily from customers located within its geographic market area. Other forms of deposits include brokered deposits and CDARS. Total deposits of $1.9 billion at December 31, 2014 increased $118.3 million, or 7%, from 2013. The increase is largely attributable to the increase in brokered deposits of $118.4 million used to fund loan growth during 2014.

The following table presents certain deposit information for the periods indicated.

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Demand	$251,609	—%	$241,520	—%	$240,369	—%
Interest checking	465,740	0.07%	476,448	0.07%	351,232	0.10%
Savings	250,148	0.06%	237,110	0.06%	195,800	0.15%
Money market	413,712	0.29%	442,908	0.30%	382,274	0.53%
Total core deposits	1,381,209	0.12%	1,397,986	0.13%	1,169,675	0.23%
Certificates of deposit	328,887	0.95%	387,816	0.99%	385,666	1.30%
Total deposits	1,710,096	0.28%	1,785,802	0.32%	1,555,341	0.49%
Brokered deposits	157,265	0.94%	118,423	1.19%	117,815	1.40%
Total deposits, including brokered deposits	$1,867,361	0.34%	$1,904,225	0.37%	$1,673,156	0.56%

Borrowings and Advances

At December 31, 2014, borrowings of $577.0 million increased $46.9 million, or 9%, from December 31, 2013 due to an increase in short-term borrowings, including increases in retail repurchase agreements of $27.7 million and FHLBB less than 90 day advances of $15.0 million. Our borrowing strategy has been primarily short-term as interest rates remain low within the current interest rate environment. We continue to assess the need to extend funding advances based on the likelihood and timing of interest rates rising as part of Management and Board ALCO. Refer to Note 10 of the consolidated financial statements for further discussion regarding our short- and long-term borrowings.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2014 was $245.1 million, which was an increase of $14.0 million, or 6%, since December 31, 2013. Changes in shareholders' equity in 2014 are largely attributable to the following factors:

•	Net income of $24.6 million for 2014, partially offset by dividends declared during the year of $8.3 million.

•
Net unrealized gains of $3.9 million, net of tax, on AFS securities, postretirement plans, and derivative instruments recorded within OCI primarily attributable to the decrease in interest rates during the fourth quarter of 2014 compared to December 31, 2013.

•
The repurchase of 181,355 shares of the Company's common stock during 2014 under the Company's 2013 Repurchase Plan. The Company paid $7.2 million for these shares at a weighted-average price of $39.45.

The following table presents certain information regarding shareholders’ equity for the years ended:

	December 31,
	2014	2013	2012
Return on average assets	0.92%	0.88%	0.98%
Return on average equity	10.37%	9.74%	10.31%
Average equity to average assets	8.83%	9.09%	9.48%
Dividend payout ratio	33.73%	36.30%	32.73%
Dividends declared per share	$1.11	$1.08	$1.00

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base at a reasonable cost. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of December 31, 2014 and 2013, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, brokered deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sales of mortgage loans.

Deposits (excluding brokered deposits) continue to represent our primary source of funds making up 68% of total funding at December 31, 2014. In 2014, average deposits (excluding brokered deposits) of $1.7 billion decreased $75.7 million compared to 2013. The decrease was primarily driven by the sale of $80.4 million of deposits in the fourth quarter of 2013 associated with the Branch Divestiture.

Included in our money market and interest checking deposit categories are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $80.6 million at December 31, 2014, fluctuate with changes in the portfolios of the clients of Acadia Trust.

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2014 are set forth in the following table. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2014. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Time remaining until maturity:	December 31, 2014
Less than 3 months	$33,578
3 months through 6 months	14,279
6 months through 12 months	25,096
Over 12 months	94,625
$167,578

Borrowings, including FHLB advances, are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. In 2014, average total borrowings (including brokered deposits) increased $182.8 million compared to 2013. The increase in average borrowings was driven by an increase brokered deposits and FHLBB overnight and less than 90 day advances of $38.8 million and $136.5 million, respectively. The increase in average borrowings was to fund our strong loan growth during 2014. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the Fed Discount Window of $58.6 million as of December 31, 2014. We had no outstanding balances on these lines of credit at December 31, 2014. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company, also, has a $10.0 million line of credit with a maturity date of December 20, 2015. We had no outstanding balance on these lines of credit at December 31, 2014.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market and commercial reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and commercial repurchase markets, could significantly impact our liquidity position.

Loan demand also affects our liquidity position. Of the loans maturing over one year, 54% are variable rate loans. The following table presents the maturities of loans at December 31, 2014:

	< 1 Year	1 - 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$1,732	$10,306	$434,978	$447,016
Commercial real estate	10,357	76,122	70,338	156,817
Commercial	7,689	34,768	54,063	96,520
Consumer and home equity	1,812	15,136	91,779	108,727
Total fixed rate	21,590	136,332	651,158	809,080
Variable Rate:
Residential real estate	9	1,100	137,343	$138,452
Commercial real estate	17,772	59,131	406,941	483,844
Commercial	57,221	47,031	56,743	160,995
Consumer and home equity	1,048	736	178,455	180,239
Total variable rate	76,050	107,998	779,482	963,530
	$97,640	$244,330	$1,430,640	$1,772,610
Capital Resources

Under FRB guidelines, we are required to maintain capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). These guidelines apply to us on a consolidated basis. Under the guidelines effective through December 31, 2014, banking organizations were required to maintain a risk-based capital ratio of 8.0%, of which at least 4.0% must be in the form of core capital (as defined in the regulations). In addition to risk-based capital requirements, at December 31, 2014, the FRB requires a bank holding company to maintain a minimum leverage capital ratio of core capital to total assets of 4.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted. The Company's actual capital ratios are presented in the following table:

	At December 31,		Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be Well Capitalized
	2014	2013
Total risk-based capital	15.16%	16.45%	8.00%	10.00%
Tier I capital	13.97%	15.20%	4.00%	6.00%
Tier I leverage capital ratio	9.26%	9.43%	4.00%	5.00%

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the trust preferred securities in our calculation of risk-based capital. At December 31, 2014, $43.0 million of the trust preferred securities was included in Tier I and total risk-based capital.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $245.1 million and $231.1 million at December 31, 2014 and 2013, respectively, which amounted to 8.8% and 8.9% of total assets at December 31, 2014 and 2013, respectively.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the board of directors. We declared dividends payable to shareholders in the aggregate amount of $8.3 million for both 2014 and 2013. Our board of directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s respective board of directors from legally available funds. The Bank declared dividends in the aggregate amount of $12.8 million and $13.5 million for 2014 and 2013, respectively.

In early July 2013, the FRB and FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier I capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Management believes the Company and Bank will remain "well capitalized" under the new rules. See Item 1. "Business—Supervision and Regulation—Regulatory Capital Requirements."

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2014, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Home equity line of credit commitments	$303,815	$101,720	$15,537	$8,993	$177,565
Commercial commitment letters	47,066	47,066	—	—	—
Residential loan origination	10,975	10,975	—	—	—
Letters of credit	3,103	3,103	—	—	—
Other commitments to extend credit	1,305	1,305	—	—	—
Total	$366,264	$164,169	$15,537	$8,993	$177,565

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At December 31, 2014, we had the following levels of contractual obligations:

	Total Amount Committed	Payments Due per Period
(Dollars in Thousands)		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Operating leases	$6,598	$1,274	$2,154	$1,346	$1,824
Capital leases	1,446	129	253	252	812	(1)
FHLBB borrowings – overnight	43,100	43,100	—	—	—
FHLBB borrowings – advances	301,039	256,039	45,000	—	—
Commercial repurchase agreements	30,097	—	30,097	—	—
Retail repurchase agreements	157,758	157,758	—	—	—
Junior subordinated debentures	44,024	—	—	—	44,024
Other contractual obligations	317	317	—	—	—
Total	$584,379	$458,617	$77,504	$1,598	$46,660
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $9,000.

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

We may use derivative instruments as partial hedges against large fluctuations in interest rates. We may also use fixed rate interest rate swap and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instruments. We may also use variable rate interest rate swap and cap instruments to partially hedge against increases in short-term borrowing rates. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swap and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2014 and 2013, the Company had five variable-for-fixed interest rate swaps with a total notional value of $43.0 million related to the junior subordinated debentures. The table below provides details of each interest rate swap.

					December 31,
					2014	2013
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,092)	(807)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,511)	(1,121)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,434)	(944)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,279)	(493)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,827)	(547)
$43,000					$(9,143)	$(3,912)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

At December 31, 2014 and 2013, the Company had a notional amount of $29.1 and $7.9 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to the Company’s commercial loan level derivative program. This program allows the Company to retain variable rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business.

Loan Servicing

At December 31, 2014, we serviced $141.1 million and $585.3 million in loans for Freddie Mac and MaineHousing, respectively. Custodial escrow balances maintained in connection with the loans serviced totaled $484,000 and $5.3 million for Freddie Mac and MaineHousing, respectively, at December 31, 2014.

The servicing agreements with Freddie Mac and MaineHousing (collectively, the “Trustees”) generally provide broad rights for them. For example, each Trustee typically claims the right to demand that we repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans. In addition, the Trustees’ servicer guides impose certain timelines for resolving delinquent loans through workout efforts or liquidation and impose compensatory fees on us if those deadlines are not satisfied other than for reasons beyond our control. The Trustees also have a contractual right to demand indemnification or loan repurchase for certain servicing breaches. For example, we would be required to indemnify the Trustees for or against failures by us to perform our servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. We record expenses for servicing-related claims and loan repurchases when it is probable that such claims or repurchases will be made and the amounts are reasonably estimable.

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
The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 bp upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.
For the years ended December 31, 2014 and 2013, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period (24-month period for the 400 basis points upward shift in interest rates) and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in
	Net Interest Income
Rate Change from Year 1 – Base	2014	2013
Year 1
+400 bp	(5.97)%	(5.10)%
+200 bp	(6.13)%	(5.10)%
-100 bp	(0.79)%	(0.50)%
Year 2
Base	(0.48)%	(1.20)%
+400 bp	(11.64)%	(10.50)%
+200 bp	(6.12)%	(5.70)%
-100 bp	(5.09)%	(4.60)%

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

The most significant factors affecting the changes in market risk exposure for the year ended December 31, 2014 were loan growth and an increasing mix of variable loans. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income also remains flat. If rates decrease further, net interest income is projected to be flat as changes in loan and funding costs offset in the first year. In the second year, net interest income is projected to decrease as loans and investment cash flow reprice into lower yields primarily due to prepayments while there is limited ability to reduce the cost of funds. If rates increase, net interest income is projected to decrease in the first and second year due to the repricing of short-term funding.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2014, we had a notional principal amount of $43.0 million in interest rate swap agreements related to the junior subordinated debentures, and $29.1 million in interest rate swaps related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares)	2014	2013
ASSETS
Cash and due from banks	$60,813	$51,355
Securities:
Available-for-sale securities, at fair value	763,063	808,477
Held-to-maturity securities, at amortized cost	20,179	—
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,391	19,724
Total securities	803,633	828,201
Trading account assets	2,457	2,488
Loans	1,772,610	1,580,402
Less: allowance for loan losses	(21,116)	(21,590)
Net loans	1,751,494	1,558,812
Bank-owned life insurance	57,800	46,363
Goodwill and other intangible assets	48,171	49,319
Premises and equipment, net	23,886	25,727
Deferred tax asset	14,434	16,047
Interest receivable	6,017	5,808
Other real estate owned	1,587	2,195
Other assets	19,561	17,514
Total assets	$2,789,853	$2,603,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$263,013	$241,866
Interest checking	480,521	453,909
Savings and money market	653,708	675,679
Retail certificates of deposit	317,123	343,034
Brokered deposits	217,732	99,336
Total deposits	1,932,097	1,813,824
Federal Home Loan Bank advances	56,039	56,112
Other borrowed funds	476,939	430,058
Junior subordinated debentures	44,024	43,922
Accrued interest and other liabilities	35,645	28,817
Total liabilities	2,544,744	2,372,733
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 20,000,000 shares, issued and outstanding 7,426,222 and 7,579,913 shares on December 31, 2014 and 2013, respectively	41,555	47,783
Retained earnings	211,979	195,660
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(319)	(7,964)
Net unrealized losses on derivative instruments, at fair value, net of tax	(5,943)	(2,542)
Net unrecognized losses on postretirement plans, net of tax	(2,163)	(1,841)
Total accumulated other comprehensive loss	(8,425)	(12,347)
Total shareholders’ equity	245,109	231,096
Total liabilities and shareholders’ equity	$2,789,853	$2,603,829

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2014	2013	2012
Interest Income
Interest and fees on loans	$70,654	$70,262	$72,859
Interest on U.S. government and sponsored enterprise obligations	16,118	16,587	16,452
Interest on state and political subdivision obligations	1,256	1,170	1,385
Interest on federal funds sold and other investments	393	198	251
Total interest income	88,421	88,217	90,947
Interest Expense
Interest on deposits	6,267	7,073	9,293
Interest on borrowings	3,329	3,137	5,363
Interest on junior subordinated debentures	2,532	2,532	2,546
Total interest expense	12,128	12,742	17,202
Net interest income	76,293	75,475	73,745
Provision for credit losses	2,220	2,028	3,816
Net interest income after provision for credit losses	74,073	73,447	69,929
Non-Interest Income
Service charges on deposit accounts	6,229	6,740	5,557
Other service charges and fees	6,136	5,971	4,061
Income from fiduciary services	4,989	4,751	5,038
Brokerage and insurance commissions	1,766	1,697	1,491
Bank-owned life insurance	1,437	1,310	1,382
Mortgage banking income, net	282	1,406	588
Gain on branch divestiture	—	2,742	—
Net gain on sale of securities	451	785	2,498
Other income	3,044	2,399	2,797
Total non-interest income	24,334	27,801	23,412
Non-Interest Expense
Salaries and employee benefits	32,669	32,609	29,689
Furniture, equipment and data processing	7,316	7,051	5,079
Net occupancy	5,055	5,449	4,365
Consulting and professional fees	2,368	2,337	1,818
Other real estate owned and collection costs	2,289	2,162	2,284
Regulatory assessments	1,982	1,997	1,793
Amortization of intangible assets	1,148	1,150	657
Prepayment fees on borrowings	—	—	2,030
Goodwill impairment	—	2,830	—
Branch acquisition and divestiture costs	—	374	2,324
Other expenses	9,570	10,374	8,992
Total non-interest expense	62,397	66,333	59,031
Income before income tax	36,010	34,915	34,310
Income Tax Expense	11,440	12,132	10,882
Net income	$24,570	$22,783	$23,428
Per Share Data:
Basic earnings per share	$3.29	$2.98	$3.06
Diluted earnings per share	$3.28	$2.97	$3.05
Weighted average number of common shares outstanding	7,450,980	7,634,455	7,646,861
Diluted weighted average number of common shares outstanding	7,470,593	7,653,270	7,661,273

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Years Ended December 31,
(In Thousands)	2014	2013	2012
Net Income	$24,570	$22,783	$23,428
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax of $(4,275), $10,982, and $(1,851), respectively	7,938	(20,397)	3,439
Net reclassification adjustment for gains included in net income, net of tax of $158, $275, and $874, respectively(1)	(293)	(510)	(1,624)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	7,645	(20,907)	1,815
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of $1,831, $(2,510), and $(32), respectively	(3,401)	4,663	59
Postretirement plans:
Net actuarial (loss) gain, net of tax of $225, $(391), and $563, respectively	(418)	726	(1,046)
Reclassification of amortization of net unrecognized actuarial loss and of prior service cost included in net periodic cost, net of tax of $(51), $(94), and $(56), respectively(2)	96	174	108
Net gain (loss) on postretirement plans, net of tax	(322)	900	(938)
Other comprehensive income (loss)	3,922	(15,344)	936
Comprehensive Income	$28,492	$7,439	$24,364

(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount
Balance at December 31, 2011	7,664,975	$51,438	$165,377	$2,061	$218,876
Net income for 2012	—	—	23,428	—	23,428
Other comprehensive income, net of tax	—	—	—	936	936
Stock-based compensation expense	—	538	—	—	538
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	23,355	(212)	—	—	(212)
Common stock repurchased	(65,580)	(2,097)	—	—	(2,097)
Cash dividends declared ($1.00 per share)	—		(7,654)	—	(7,654)
Balance at December 31, 2012	7,622,750	49,667	181,151	2,997	233,815
Net income for 2013	—	—	22,783	—	22,783
Other comprehensive loss, net of tax	—	—	—	(15,344)	(15,344)
Stock-based compensation expense	—	596	—	—	596
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	25,308	300	—	—	300
Common stock repurchased	(68,145)	(2,780)	—	—	(2,780)
Cash dividends declared ($1.08 per share)	—	—	(8,274)	—	(8,274)
Balance at December 31, 2013	7,579,913	47,783	195,660	(12,347)	231,096
Net income for 2014	—	—	24,570	—	24,570
Other comprehensive income, net of tax	—	—	—	3,922	3,922
Stock-based compensation expense	—	599	—	—	599
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	27,664	328	—	—	328
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($1.11 per share)	—	—	(8,251)	—	(8,251)
Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
(In Thousands)	2014	2013	2012
Operating Activities
Net income	$24,570	$22,783	$23,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,220	2,028	3,816
Depreciation and amortization expense	3,051	3,004	2,500
Investment securities amortization and accretion, net	1,784	2,166	2,207
Stock-based compensation expense	599	596	538
Amortization of intangible assets	1,148	1,150	657
Net gains on sale of securities	(451)	(785)	(2,498)
Net increase in other real estate owned valuation allowance and loss on disposition	215	130	479
Originations of mortgage loans held for sale	(799)	(33,254)	(10,886)
Proceeds from the sale of mortgage loans	830	33,982	17,215
Gain on sale of mortgage loans	(31)	(728)	(268)
Gain on branch divestiture	—	(2,742)	—
Goodwill impairment	—	2,830	—
Gain on sale of branch facility	—	—	(479)
(Increase) decrease in trading assets	31	(188)	(56)
(Increase) decrease in other assets	(3,380)	193	1,556
Increase (decrease) in other liabilities	99	(1,433)	4,120
Net cash provided by operating activities	29,886	29,732	42,329
Investing Activities
Net cash settlement in branch acquisition and branch divestiture	—	(39,648)	267,689
Proceeds from sales and maturities of available-for-sale securities	134,358	147,373	274,621
Purchase of available-for-sale securities	(78,355)	(208,344)	(462,552)
Purchase of securities held-to-maturity	(20,338)	—	—
Net increase in loans	(196,670)	(67,826)	(50,194)
Purchase of premises and equipment	(1,316)	(1,490)	(3,403)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(718)	—	—
Proceeds from sale of Federal Reserve Bank stock	51	1,310	928
Proceeds from sale of other real estate owned	1,730	946	2,070
Recoveries of previously charged-off loans	746	768	744
Proceeds from sale of building	—	—	2,235
Purchase of bank-owned life insurance	(10,000)	—	—
Net cash (used) provided by investing activities	(170,512)	(166,911)	32,138
Financing Activities
Net increase (decrease) in deposits	118,435	(29,380)	50,544
Repayments on Federal Home Loan Bank long-term advances	(60,073)	(289)	(80,456)
Proceeds from Federal Home Loan Bank long-term advances	60,000	—	—
Net increase (decrease) in other borrowed funds	46,954	170,194	(15,614)
Common stock repurchase	(7,475)	(2,460)	(2,097)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	328	300	(212)
Cash dividends paid on common stock	(8,085)	(8,121)	(7,667)
Net cash provided (used) by financing activities	150,084	130,244	(55,502)
Net increase (decrease) in cash and cash equivalents	9,458	(6,935)	18,965
Cash and cash equivalents at beginning of year	51,355	58,290	39,325
Cash and cash equivalents at end of year	$60,813	$51,355	$58,290
Supplemental information:
Interest paid	$12,158	$13,014	$17,456
Income taxes paid	13,365	10,640	6,363
Transfer of loans and premises and equipment to other real estate owned	1,337	1,958	1,767
Common stock repurchased not yet settled	—	320	—
The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and Per Share Data)

1. Business and Summary of Significant Accounting Policies

Acronyms and Abbreviations. The acronyms and abbreviations identified below are used in the notes to the consolidated financial statements. The following is provided to aid the reader and provide a reference page when reviewing these notes to the consolidated financial statements.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	Freddie Mac:	Federal Home Loan Mortgage Corporation
Act:	Medicare Prescription Drug, Improvement and Modernization Act	GAAP:	Generally accepted accounting principles in the United States
AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	MaineHousing:	Maine State Housing Authority
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSPP:	Management Stock Purchase Plan
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
Board ALCO:	Board of directors' Asset/Liability Committee	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	NRV:	Net realizable value
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	OCC:	Office of the Comptroller of the Currency
BSA:	Bank Secrecy Act	OCI:	Other comprehensive income (loss)
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OFAC:	Office of Foreign Assets Control
CDARS:	Certificate of Deposit Account Registry System	OREO:	Other real estate owned
CDs:	Certificate of deposits	OTTI:	Other-than-temporary impairment
CSV:	Cash surrender value	SERP:	Supplemental executive retirement plans
Company:	Camden National Corporation	TDR:	Troubled-debt restructuring
DCRP:	Defined Contribution Retirement Plan	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
EPS:	Earnings per share	U.S.:	United States of America
FASB:	Financial Accounting Standards Board	USD:	United States dollar
FDIC:	Federal Deposit Insurance Corporation	2003 Plan:	2003 Stock Option and Incentive Plan
FHLB:	Federal Home Loan Bank	2012 Plan:	2012 Equity and Incentive Plan
FHLBB:	Federal Home Loan Bank of Boston	2013 Repurchase Plan:	2013 Common Stock Repurchase Program, approved by the Company's board of directors
FRB:	Federal Reserve Bank	2012 Repurchase Plan:	2012 Common Stock Repurchase Program, approved by the Company's board of directors

General Business. Camden National Corporation, a Maine corporation, is the bank holding company for Camden National Bank and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 44 banking offices and 58 ATMs across Maine, and one commercial lending office in Manchester, New Hampshire. Acadia Trust provides trust and investment management services to its clients, who are primarily located in Maine and to clients of the Bank. The Company's primary source of income is from providing loans to individuals and small- to mid-sized companies through its market area. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company, the Bank, and Acadia Trust. All intercompany accounts and transactions have been eliminated in consolidation. Assets held by Acadia Trust in a fiduciary capacity are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, OREO, income taxes, postretirement benefits and asset impairment judgments, including OTTI of investment securities, goodwill, other intangible assets, stock-based compensation, and effectiveness of hedging derivatives.

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure as required by GAAP.

Significant Concentration of Credit Risk. The Bank grants loans primarily to customers in Maine. Although the Bank has a diversified loan portfolio, a large portion of the Bank's loans are secured by commercial or residential real estate located in Maine and is subject to volatility within Maine's real estate market. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks. The Bank is required by the FRB to maintain non-interest bearing cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the FRB.

Investment Securities.  Investment securities are classified at the time of purchase as AFS, HTM, or trading. The classification of investment securities is constantly re-evaluated for consistency with corporate goal and objectives. Trading securities are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost on the consolidated statements of condition. Investment securities that are not classified as HTM or trading securities are classified as AFS and are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded within AOCI, net of tax.

Purchase premiums and discounts are recognized in interest income on the consolidated statements of income using the interest method over the period to maturity and are recorded on the trade date. Gains and losses on the sale of investment securities are recognized within non-interest income on the consolidated statements of income and are recorded on the trade date using the specific identification method.

FHLB and FRB stocks are non-marketable equity securities and are reported at cost and evaluated for impairment.

Management conducts a quarterly review and evaluation of its debt securities portfolio to determine if the decline in fair value of any security appears to be other-than-temporary. The factors considered by management in its review include, but are not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the ratings of the security, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Declines in the fair value of individual equity securities that are deemed to be other-than-temporary are reflected in non-interest income on the consolidated statements of income when identified. For individual debt securities where the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to (i) credit loss is recognized in not-interest income on the consolidated statements of income and (ii) other factors is recognized in AOCI, net of tax. For individual debt securities where the Company intends to sell the security or more-likely-than-not will be required to sell the security before recovery of its amortized cost, OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value.

The Company is a member of the FHLBB. As a requirement of membership, the Company must own a minimum amount of FHLB stock based on the level of its FHLB advances. No market exists for shares of the FHLB and, therefore, they are carried at par value. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLB. While the Company currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. The fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. Management constantly evaluates its loan portfolio, in conjunction with asset/liability management practices, and will opt to sell certain loans, typically new 30-year residential mortgages, to manage the Company's interest rate exposure and for other business purposes. At December 31, 2014 and 2013, the Company did not hold any loans held for sale.

Loans and Allowance for Loan Losses. Loans are reported at amortized cost adjusted for any partial charge-offs and net of any deferred loan fees or costs.

The ALL is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the ALL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ALL when realized.

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes four elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit risk and loss experience, (3) general loss allocations for other environmental factors, and (4) the unallocated portion of the allowance.

The specific component relates to loans that have a principal balance of $250,000 or more that are classified as substandard or doubtful and are on non-accrual status. For such loans that are also classified as impaired, an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors.

The Company uses a risk rating system to determine the credit quality of these loan pools and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of the Company's methodology, could impact the risk rating assigned to that loan.

The Company at least annually reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers regulatory guidance, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. An unallocated portion of the total allowance is maintained to allow for shifts in portfolio composition and to account for uncertainty in the economic environment.

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the Company’s market area, concentration of risk, declines in local property values, and regulatory guidance.

Loans past due 30 days or more are considered delinquent. In general, secured loans that are delinquent for 90 consecutive days are placed on non-accrual status, and are subject to impairment and/or loss assessment in accordance with established internal policy. In general, unsecured loans that are delinquent for 90 consecutive days are charged off.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. An allowance is established on a loan classified as a TDR if the present value of expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment of the loan. Non-accrual loans that are restructured as TDRs remain on non-accrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a non-accrual loan. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Interest and Fees on Loans. Interest on loans is accrued at the contractual rate and recorded as interest income on the consolidated statements of income based upon the principal amount outstanding. Loan origination fees received and certain direct loan origination costs are deferred and recognized in interest income as an adjustment of loan yield over the expected life of the loan using the level-yield method. A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the loan is considered delinquent. Interest payments received on non-accrual loans, including impaired loans, are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Goodwill and Core Deposit Intangible. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level. The Company's two reporting unit levels are (i) banking and (ii) financial services. The banking reporting unit is representative of the Company's core banking business line, while the financial services reporting unit is representative of the Company's wealth management, trust and services business line. Any impairment is charged to non-interest expense on the consolidated statements of income. Goodwill is evaluated for impairment by the Company utilizing several standard valuation techniques, including discounted cash flow analyses, comparable transaction market multiples, and an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

The Company tests goodwill for impairment annually as of November 30th utilizing the two-step process and fair value guidance outlined in GAAP. Step one compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is greater than its carrying value, then the reporting unit is not deemed to be impaired and no further assessment is required. However, if the fair value of the reporting unit is below its carrying value, GAAP requires that step two of the goodwill impairment test be performed. Step two involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other identified intangibles. The result of step two is calculating the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill for the reporting unit is greater than its carrying value, then the reporting unit’s goodwill is not impaired. However, if the reporting unit’s implied fair value of goodwill is below its carrying value, an impairment charge is recorded to mark the carrying value of goodwill to the calculated implied fair value. The Company completed its annual goodwill impairment testing as of November 30, 2014 for each reporting unit and passed step one. As such, step two of the goodwill impairment test was not performed and no goodwill impairment was recognized in 2014.

Core deposit intangible represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to 10 years from the acquisition dates). Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds its carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2014, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

BOLI. BOLI represents the CSV of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary. The CSV of the policies is recorded as an asset. Increases in the CSV of the policies, as well as death benefits received, net of any CSV, are recorded in non-interest income on the consolidated statements of income, and are not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier I capital (as defined for regulatory purposes) and the total CSV of life insurance policies is limited to 25% of Tier I capital.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated life of the improvement. Land is carried at cost.

OREO. OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, an appraisal or a broker’s opinion is used to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. Upon a sale of an OREO property, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the OREO property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other non-interest expense on the consolidated statements of income.

Mortgage Servicing. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing retained. Capitalized servicing rights, which are reported in other assets on the consolidated statements of condition, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it's later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded increasing income.

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within non-interest income on the consolidated statements of income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income.

Other Borrowed Funds. Other borrowed funds consist of commercial and retail repurchase agreements, FHLB overnight and short-term borrowings, federal funds purchased, line of credit advances, and treasury, tax and loan deposits. Retail repurchase agreements generally mature within 30 days and are reflected at the amount of cash received in connection with the transaction. Commercial repurchase agreements are callable quarterly, generally 6 to 24 months after issuance, and mature within five years. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Treasury, tax and loan deposits generally do not have fixed maturity dates.

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

EPS. Basic EPS excludes dilution and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Unvested share-based payment awards which include the right to receive non-forfeitable dividends are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Restricted share grants and management stock purchase grants are considered participating securities for this purpose. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. The calculation of EPS using the two-class method (i) excludes any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) excludes the dilutive impact of the participating securities from the denominator.

Postretirement Plans. The Company sponsors various retirement plans for current and former employees, including a postretirement health care plan and life insurance to certain eligible retired employees and a SERP for certain officers of the Company. The cost of providing postretirement health care and life insurance benefits is accrued during the active service period of the employee. The SERP is accrued on a current basis and recognizes costs over the estimated employee service period.

Stock-Based Compensation. The fair value of restricted stock and stock options is determined on grant date, adjusted for estimated forfeitures. For restricted stock awards and units, compensation is recognized ratably over the requisite service period equal to the fair value of the award. For stock option awards, the fair value is determined using the Black-Scholes option-pricing model. Compensation expense for stock option awards is recognized ratably over the requisite service period equal to the fair value of the award. For performance-based share awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings for shares that are expected to vest and to compensation expense for shares that are not expected to vest.

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

Segment Reporting. The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies in Maine. These services include lending, checking, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues, profits, and assets of the Company are derived by the Bank from banking products and services and, therefore, the Company's management did not provide the segment reporting disclosures as such was determined to be immaterial.

Recent Accounting Pronouncements. In January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The ASU amends current guidance to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this ASU are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU will not have a material effect on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU was issued to clarify that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The ASU has been adopted using a prospective transition method. The Company has provided for the required disclosures within its consolidated financial statements and the other changes within the ASU did not have a material effect on the Company's consolidated financial statements.

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

2. Branch Acquisition and Divestiture

On October 4, 2013, the Bank completed its divestiture of its Franklin County branches, including the Farmington, Kingfield, Phillips, Rangeley and Stratton branches. The sales transaction included branch deposits and borrowings of $85.9 million, business loans and certain consumer loans of $46.0 million and real estate and equipment of $602,000. The sales price represents a 3.5% premium on deposits, par value on the loan portfolio and book value for the real estate. The Company recognized a pre-tax gain on the sale of $2.7 million in non-interest income on the consolidated statements of income in 2013.

On October 26, 2012, the Bank acquired 15 full-service branches from Bank of America, National Association, pursuant to the terms and conditions of the Purchase and Assumption Agreement, dated April 23, 2012. The purchase price was $12.0 million less the premium received upon the sale of one of these branches of $3.3 million as agreed with the U.S. Department of Justice.

Direct costs related to the Branch Acquisition and Divestiture for the years ended December 31, 2013 and 2012 were $374,000 and $2.3 million, respectively. There were no branch acquisition or divestiture expenses for the year ended December 31, 2014.

3. Securities

The following tables summarize the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014:
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,962	$65	$—	$5,027
Obligations of states and political subdivisions	26,080	697	—	26,777
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,657	5,656	(2,005)	381,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	348,855	953	(5,911)	343,897
Private issue collateralized mortgage obligations	5,999	63	(8)	6,054
Total AFS securities	$763,553	$7,434	$(7,924)	$763,063
HTM Securities:
Obligations of states and political subdivisions	$20,179	$265	$(19)	$20,425
Total HTM securities	$20,179	$265	$(19)	$20,425
December 31, 2013:
AFS Securities:
Obligations of states and political subdivisions	$30,143	$1,075	$(11)	$31,207
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	397,409	5,528	(7,034)	395,903
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	385,847	912	(12,324)	374,435
Private issue collateralized mortgage obligations	7,329	10	(407)	6,932
Total AFS securities	$820,728	$7,525	$(19,776)	$808,477

At December 31, 2014 and 2013, net unrealized losses on AFS securities included in AOCI amounted to $319,000, net of a deferred tax benefit of $172,000, and $8.0 million, net of a deferred tax benefit of $4.3 million, respectively.

Impaired Investment Securities

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2014 and 2013, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$42,856	$(171)	$125,439	$(1,834)	$168,295	$(2,005)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	75,723	(432)	182,512	(5,479)	258,235	(5,911)
Private issue collateralized mortgage obligations	1,785	(8)	—	—	1,785	(8)
Total AFS securities	$120,364	$(611)	$307,951	$(7,313)	$428,315	$(7,924)
HTM Securities:
Obligations of states and political subdivisions	$5,756	$(19)	$—	$—	$5,756	$(19)
Total HTM securities	$5,756	$(19)	$—	$—	$5,756	$(19)
December 31, 2013:
AFS Securities:
Obligations of states and political subdivisions	$2,143	$(11)	$—	$—	$2,143	$(11)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	145,424	(4,189)	43,915	(2,845)	189,339	(7,034)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	239,278	(7,738)	73,376	(4,586)	312,654	(12,324)
Private issue collateralized mortgage obligations	122	(4)	4,945	(403)	5,067	(407)
Total AFS securities	$386,967	$(11,942)	$122,236	$(7,834)	$509,203	$(19,776)

At December 31, 2014 and 2013, the Company held 74 and 93 investment securities with a fair value of $434.1 million and $509.2 million that were in an unrealized loss position totaling $7.9 million and $19.8 million, respectively, that are considered temporary. Of these, mortgage-backed securities and collateralized mortgage obligations with a fair value of $308.0 million and $117.3 million were in an unrealized loss position totaling $7.3 million and $7.4 million at December 31, 2014 and 2013, respectively, and that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At December 31, 2014, the Company had no Non-Agency investments in an unrealized loss position for 12 months or more. At December 31, 2013, Non-Agencies investments with a fair value of $5.1 million were in an unrealized loss position totaling $407,000.

Stress tests are performed monthly on the Company's Non-Agency investments, which are higher risk bonds within the investment portfolio, using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during 2014 and 2013 indicated potential future credit losses that were lower than previously recorded OTTI and, as such, no additional OTTI was recorded for the years ended December 31, 2014 or 2013.

The Company currently has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2014 until the decline in value has recovered.

Security Gains and Losses and OTTI of Securities

The following table details the Company’s sales of AFS investment securities, the gross realized gains and losses, and OTTI of securities:

	For The Years Ended December 31,
	2014	2013	2012
Proceeds from sales of securities	$25,695	$17,613	$115,493
Gross realized gains	451	785	2,826
Gross realized losses	—	—	(289)
OTTI	—	—	(39)

For the years ended December 31, 2014, 2013, and 2012, the Company sold certain investment securities with a total carrying value of $25.2 million, $16.8 million, and $113.0 million, respectively, to manage its liquidity and interest rate risk. The investments securities that were sold were primarily selected based on an assessment of their prepayment speed. During 2012, one Non-Agency investment, which had previously recorded $176,000 in OTTI, was sold due its deterioration in credit quality.

Securities Pledged

At December 31, 2014 and 2013, securities with an amortized cost of $486.2 million and $479.2 million, respectively, and estimated fair values of $485.6 million and $474.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of securities by contractual maturity at December 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$2,381	$2,416
Due after one year through five years	97,183	97,441
Due after five years through ten years	96,658	98,023
Due after ten years	567,331	565,183
	$763,553	$763,063
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,316	2,330
Due after ten years	17,863	18,095
	$20,179	$20,425

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Residential real estate loans	$585,996	$570,391
Commercial real estate loans	640,661	541,099
Commercial loans	257,515	179,203
Home equity loans	271,709	272,630
Consumer loans	17,257	17,651
Deferred loan fees net of costs	(528)	(572)
Total loans	$1,772,610	$1,580,402

The Company’s lending activities are primarily conducted in Maine, and its footprint continues to expand into other northern New England states, including New Hampshire, and Massachusetts. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans, including any unused lines of credit, to related parties were as follows:

	December 31,
	2014	2013
Balance at beginning of year	$17,428	$14,590
Loans made/advanced and additions	251	4,317
Repayments and reductions	(210)	(1,479)
Balance at end of year	$17,469	$17,428

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

Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include:

Residential Real Estate. Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Collateral consists of mortgage liens on 1-4 family residential properties.

Commercial Real Estate. Commercial real estate loans consist of mortgage loans to finance investments in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational, health care facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Loan-to-value ratios at origination are governed by established policy and regulatory guidelines. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant & equipment, or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

Home Equity. Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

Consumer. Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.

The following table presents the activity in the ALL and select loan information by portfolio segment for the years ended December 31, 2014, 2013, and 2012:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Year Ended December 31, 2014:
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	(3,444)
Recoveries	165	135	395	19	32	—	746
Provision (credit)	(84)	334	1,752	436	73	(287)	2,224
Ending balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
ALL balance attributable loans:
Individually evaluated for impairment	$1,220	$251	$168	$496	$104	$—	$2,239
Collectively evaluated for impairment	3,679	4,231	6,655	1,751	177	2,384	18,877
Total ending ALL	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans:
Individually evaluated for impairment	$9,656	$7,658	$1,853	$1,741	$271	$—	$21,179
Collectively evaluated for impairment	575,812	633,003	255,662	269,968	16,986	—	1,751,431
Total ending loans balance	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$1,772,610
For The Year Ended December 31, 2013:
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans charged off	(1,059)	(952)	(1,426)	(647)	(190)	—	(4,274)
Recoveries	35	121	495	56	61	—	768
Provision (credit)	(369)	656	1,218	474	264	(191)	2,052
Ending balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
ALL balance attributable loans:
Individually evaluated for impairment	$1,750	$526	$132	$433	$140	$—	$2,981
Collectively evaluated for impairment	3,853	3,848	6,088	1,970	179	2,671	18,609
Total ending ALL	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans:
Individually evaluated for impairment	$14,435	$8,864	$2,635	$1,571	$442	$—	$27,947
Collectively evaluated for impairment	555,384	532,235	176,568	271,059	17,209	—	1,552,455
Total ending loans balance	$569,819	$541,099	$179,203	$272,630	$17,651	$—	$1,580,402
For The Year Ended December 31, 2012:
Beginning balance	$6,398	$5,702	$4,846	$2,704	$420	$2,941	$23,011
Loans charged off	(1,197)	(593)	(1,393)	(1,234)	(85)	—	(4,502)
Recoveries	73	222	406	23	20	—	744
Provision (credit)	1,722	(782)	2,074	1,027	(171)	(79)	3,791
Ending balance	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
ALL balance attributable loans:
Individually evaluated for impairment	$2,255	$265	$286	$261	$39	$—	$3,106
Collectively evaluated for impairment	4,741	4,284	5,647	2,259	145	2,862	19,938
Total ending ALL	$6,996	$4,549	$5,933	$2,520	$184	$2,862	$23,044
Loans:
Individually evaluated for impairment	$13,805	$7,968	$3,610	$1,515	$259	$—	$27,157
Collectively evaluated for impairment	558,368	498,263	186,844	276,860	16,374	—	1,536,709
Total ending loans balance	$572,173	$506,231	$190,454	$278,375	$16,633	$—	$1,563,866

The ALL for the Company's portfolio segments is determined based on loan balances and the historical performance factor of each portfolio segment. The ALL decreased $474,000 at December 31, 2014 compared to December 31, 2013 as asset quality improved driven by lower charge-offs, non-performing assets, and criticized assets. The net decrease in the ALL was partially offset by the allowance provided for net loan growth of $192.2 million for year ended December 31, 2014.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of December 31, 2014, the two most significant industry exposures within the commercial real estate loan portfolio were non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels, and motels). At December 31, 2014, exposure to these two industries, as a percentage of total commercial real estate loans was 26% and 27%, respectively.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
December 31, 2014:
Pass (Grades 1 – 6)	$572,589	$606,387	$244,930	$—	$—	$1,423,906
Performing	—	—	—	269,968	16,986	286,954
Special Mention (Grade 7)	3,579	4,690	6,023	—	—	14,292
Substandard (Grade 8)	9,300	29,584	6,562	—	—	45,446
Non-performing	—	—	—	1,741	271	2,012
Total	$585,468	$640,661	$257,515	$271,709	$17,257	$1,772,610
December 31, 2013:
Pass (Grades 1 – 6)	$551,035	$496,257	$155,851	$—	$—	$1,203,143
Performing	—	—	—	271,059	17,210	288,269
Special Mention (Grade 7)	3,196	7,749	11,315	—	—	22,260
Substandard (Grade 8)	15,588	37,093	12,037	—	—	64,718
Non-performing	—	—	—	1,571	441	2,012
Total	$569,819	$541,099	$179,203	$272,630	$17,651	$1,580,402

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2014:
Residential real estate	$1,206	$426	$4,531	$6,163	$579,305	585,468	$—	$6,056
Commercial real estate	1,696	—	3,791	5,487	635,174	640,661	—	7,043
Commercial	456	269	1,139	1,864	255,651	257,515	—	1,529
Home equity	889	88	1,129	2,106	269,603	271,709	—	1,740
Consumer	28	—	254	282	16,975	17,257	—	271
Total	$4,275	$783	$10,844	$15,902	$1,756,708	$1,772,610	$—	$16,639
December 31, 2013:
Residential real estate	$3,218	$684	$7,269	$11,171	$558,648	$569,819	$—	$10,520
Commercial real estate	926	2,036	3,301	6,263	534,836	541,099	257	7,799
Commercial	159	237	1,980	2,376	176,827	179,203	198	2,146
Home equity	1,395	388	1,007	2,790	269,840	272,630	—	1,571
Consumer	63	21	418	502	17,149	17,651	—	441
Total	$5,761	$3,366	$13,975	$23,102	$1,557,300	$1,580,402	$455	$22,477

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2014, 2013 and 2012 was $842,000, $990,000, and $1.1 million, respectively.

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs involve term modifications or a reduction of either interest or principal. Once such an obligation has been classified as a TDR, it will continue to remain as a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions are granted.

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the NRV, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL as of December 31:

	Number of Contracts		Current Balance		Specific Reserve
	2014	2013	2014	2013	2014	2013
Residential real estate	24	26	$3,800	$4,089	$635	$525
Commercial real estate	7	10	1,704	2,558	—	131
Commercial	9	7	426	488	10	—
Consumer and home equity	1	1	30	1	—	—
Total	41	44	$5,960	$7,136	$645	$656

At December 31, 2014, the Company had performing and non-performing TDRs of $4.5 million and $1.5 million, respectively. At December 31, 2013, the Company had performing and non-performing TDRs of $5.5 million and $1.6 million, respectively. As of December 31, 2014 and 2013, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following represents loan modifications that occurred during 2014 and 2013 that qualify as TDRs, by portfolio segment, and the associated specific reserve included within the ALL at December 31:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2014	2013	2014	2013	2014	2013	2014	2013
Residential real estate	1	6	$136	$836	$149	$878	$43	$119
Commercial real estate	1	2	235	279	235	286	—	—
Commercial	3	4	77	255	77	255	6	3
Consumer and home equity	1	—	40	—	30	—	—	—
Total	6	12	$488	$1,370	$491	$1,419	$49	$122

The following is a summary of loans modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted during the year ended December 31:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$113
Total	—	$—	1	$113

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the years ended December 31, 2014, 2013 and 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With related allowance recorded:
Residential real estate	$7,713	$7,713	$1,220	$9,524	$125
Commercial real estate	3,419	3,419	251	4,911	—
Commercial	1,390	1,390	168	2,466	8
Home equity	1,410	1,410	496	1,545	—
Consumer	254	254	104	358	—
Ending Balance	$14,186	$14,186	$2,239	$18,804	$133
Without related allowance recorded:
Residential real estate	$1,943	$2,604	$—	$2,257	$13
Commercial real estate	4,239	4,502	—	2,869	59
Commercial	463	606	—	791	11
Home equity	331	581	—	399	—
Consumer	17	37	—	21	—
Ending Balance	$6,993	$8,330	$—	$6,337	$83
Total impaired loans	$21,179	$22,516	$2,239	$25,141	$216
December 31, 2013:
With related allowance recorded:
Residential real estate	$11,902	$11,902	$1,750	$10,411	$118
Commercial real estate	6,805	6,805	526	5,517	20
Commercial	1,876	1,876	132	2,543	10
Home equity	1,228	1,228	433	1,291	—
Consumer	425	425	140	460	—
Ending Balance	$22,236	$22,236	$2,981	$20,222	$148
Without related allowance recorded:
Residential real estate	$2,533	$3,846	$—	$2,925	$28
Commercial real estate	2,059	2,782	—	3,362	55
Commercial	759	871	—	765	8
Home equity	343	479	—	334	—
Consumer	17	37	—	11	—
Ending Balance	$5,711	$8,015	$—	$7,397	$91
Total impaired loans	$27,947	$30,251	$2,981	$27,619	$239

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012:
With related allowance recorded:
Residential real estate	$11,021	$11,021	$2,255	$10,585	$114
Commercial real estate	4,296	4,296	265	5,551	—
Commercial	2,971	2,971	286	3,927	—
Home equity	1,236	1,236	261	1,289	—
Consumer	257	257	39	239	—
Ending Balance	$19,781	$19,781	$3,106	$21,591	$114
Without related allowance recorded:
Residential real estate	$2,784	$3,841	$—	$2,548	$26
Commercial real estate	3,672	4,127	—	2,056	33
Commercial	639	956	—	389	13
Home equity	279	550	—	617	—
Consumer	2	2	—	6	—
Ending Balance	$7,376	$9,476	$—	$5,616	$72
Total impaired loans	$27,157	$29,257	$3,106	$27,207	$186

At December 31, 2014 and 2013, the Company had $4.9 million and $4.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 61% and 35%, respectively, of non-performing loans within our consumer portfolio.

5. Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill for the years ended December 31, 2014 and 2013 for each reporting unit are shown in the table below:

	Banking	Financial Services	Total
December 31, 2012:
Goodwill	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(740)	(740)
Reported goodwill	40,902	6,734	47,636
2013 activity	—	(2,830)	(2,830)
December 31, 2013:
Goodwill	40,902	7,474	48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	40,902	3,904	44,806
2014 activity	—	—	—
December 31, 2014:
Goodwill	40,902	7,474	48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	$40,902	$3,904	$44,806

The Company performs its annual goodwill impairment assessment as of November 30th and at interim periods if indicators of potential impairment exist. The Company completed its annual goodwill impairment testing as of November 30, 2014 for each reporting unit and passed step one. As such, step two of the goodwill impairment test was not performed and no goodwill impairment was recognized in 2014.

For the 2013 goodwill impairment assessment performed as of November 30, 2013, the Company engaged an independent valuation firm to assist with the assessment for the financial services reporting unit as qualitative factors suggested that it was more-likely-than-not that the fair value of the reporting unit was less than its carrying amount. These qualitative factors included a decline in the revenue base as the result of (i) a decision to focus on the Company’s core business of managing assets and administering trusts for families and local nonprofit organizations resulting in a lower revenue base by increasing account minimums and transferring smaller relationships to affiliates; and (ii) divesting the employee benefits product line. Also in the fourth quarter of 2013, new information became available resulting in the Company refining its approach of who represents a market participant for the financial services reporting unit and reassessing the valuation implications imposed by the required regulatory capital requirements.

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

Core Deposit and Trust Relationship Intangible Assets

The changes in core deposit intangible and trust relationship intangible assets for the years ended December 31, 2014 and 2013 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2012	$17,300	$(12,014)	$5,286	$753	$(376)	$377
2013 activity	—	(1,074)	(1,074)	—	(76)	(76)
Balance at December 31, 2013	17,300	(13,088)	4,212	753	(452)	301
2014 activity	—	(1,073)	(1,073)	—	(75)	(75)
Balance at December 31, 2014	$17,300	$(14,161)	$3,139	$753	$(527)	$226

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization schedule for intangible assets at December 31, 2014:

	Core Deposit Intangible	Trust Relationship Intangible
2015	$1,073	$75
2016	1,073	75
2017	993	76
Total	$3,139	$226

6. Premises and Equipment

Details of premises and equipment, at cost, at December 31, were as follows:

	2014	2013
Land and land improvements	$3,046	$3,019
Buildings and leasehold improvements	29,984	29,772
Furniture, fixtures and equipment	19,950	19,792
Total cost	52,980	52,583
Accumulated depreciation and amortization	(29,094)	(26,856)
Net premises and equipment	$23,886	$25,727

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.7 million and $2.2 million, respectively. At December 31, 2014 and 2013, the Company has capitalized software costs of $3.6 million and $3.2 million, respectively, and related accumulated depreciation expense of $3.0 million and $2.7 million, respectively. Capitalized software costs are presented within other assets on the consolidated statement of condition. Depreciation and amortization expense on capitalized software costs for the years ended December 31, 2014, 2013, and 2012 were $335,000, $296,000, and $301,000, respectively.

Lease expense, primarily associated with the lease of the Company's office buildings and branch facilities, for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.3 million and $997,000, respectively. The Company has one capital lease for a branch facility with payments that extend until 2026 at an interest rate of 9.75% per year. The capital lease, recorded in premises and equipment, has a cost basis of $855,000 at December 31, 2014 and 2013 and accumulated depreciation of $373,000 and $331,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2015	$1,274	$129
2016	1,198	127
2017	956	126
2018	714	126
2019	632	126
Thereafter	1,824	812
Total minimum lease payments	$6,598	$1,446
Less: amount representing interest(1)		462
Present value of net minimum lease payments(2)		$984
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(2) Reflects the liability reported within other borrowed funds on the consolidated statements of condition. At December 31, 2014 and 2013, the capital lease liability was $984,000 and $1.0 million, respectively.

During 2012, the Company recorded a gain of $479,000 on the sale of a branch facility and is presented within non-interest income on the consolidated statements of income. There were no recorded gains or losses from the sale of premises or equipment for the years ended December 31, 2014 and 2013.

7. OREO

The Company's OREO activity for the years ended December 31, 2014, 2013 and 2012 is presented in the below:

	2014	2013	2012
Balance at beginning of year	$2,195	$1,313	$1,682
Additions	1,337	1,958	2,180
Disposals	(1,759)	(906)	(2,388)
Write-downs	(186)	(170)	(161)
Balance at end of year	$1,587	$2,195	$1,313

The Company's OREO portfolio by property type is presented in the table below as of December 31:

	2014		2013
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
Residential	11	$575	10	$1,043
Commercial	6	1,012	6	1,152
Total	17	$1,587	16	$2,195

The Company recorded a net loss on sale of OREO property of $29,000 for the year ended December 31, 2014, a net gain of $40,000 for the year ended December 31, 2013, and a net loss of $318,000 for the year ended December 31, 2012. The gain or loss recorded on sale of OREO properties is presented within non-interest expense on the consolidated statements of income.

8. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes MSRs at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and quarterly assesses the asset for impairment. The balance of capitalized MSRs, net of a valuation allowance, included in other assets on the consolidated statements of condition at December 31, 2014 and 2013 was $493,000 and $726,000, respectively. For the same periods, the fair value of MSRs was $1.4 million and $1.5 million, respectively. In evaluating the reasonableness of the carrying values of the MSRs, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus 4.77%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. Mortgage servicing fee income, net of amortization and write-offs, for the years ended December 31, 2014, 2013, and 2012 was $251,000, $679,000, and $320,000, respectively. Mortgage servicing fee income is presented in mortgage banking income, net on the consolidated statements of income. Also included within mortgage banking income, net on the consolidated statements of income is the net gains or losses recognized upon the sale of originated mortgage loans to Freddie Mac. For the years ended December 31, 2014, 2013, and 2012, the Company sold $799,000, $33.3 million, and $16.9 million of fixed rate residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $31,000, $728,000, and $268,000, respectively.

The following summarizes MSRs capitalized and amortized, along with the activity in the related valuation allowance:

	2014	2013	2012
MSRs:
Balance at beginning of year	$726	$542	$768
Capitalized upon sale	15	466	153
Amortization charged against mortgage servicing fee income	(262)	(340)	(349)
Valuation adjustment	14	58	(30)
Balance at end of year	$493	$726	$542
Valuation Allowance:
Balance at beginning of year	$(15)	$(73)	$(43)
Increase in impairment reserve	—	(34)	(174)
Reduction of impairment reserve	14	92	144
Balance at end of year	$(1)	$(15)	$(73)
Fair value, beginning of year(1)	$1,494	$879	$1,138
Fair value, end of year(1)	1,447	1,494	879
(1) Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

Mortgage loans serviced for Freddie Mac are not included in the accompanying consolidated statements of condition. Mortgage loans serviced for Freddie Mac at December 31, 2014, 2013 and 2012 were $141.1 million, $157.9 million and $156.1 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for Freddie Mac, and included in demand deposits, were $484,000 and $518,000 at December 31, 2014 and 2013, respectively.

While not capitalized as MSRs, the Company serves as the primary servicer of loans originated by MaineHousing. The Company has entered into a contract with MaineHousing to perform loan servicing on the MaineHousing portfolio for a fee. For the years ended December 31, 2014, 2013, and 2012, the Company earned fees of $1.2 million, $1.1 million, and $1.2 million, respectively, for the servicing of MaineHousing loans included in other income on the consolidated statements of income. The MaineHousing loans serviced by the Company, which are not included in the accompanying consolidated statements of condition, totaled $585.3 million, $614.4 million, and $650.6 million at December 31, 2014, 2013 and 2012, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for MaineHousing and included in demand deposits were $5.3 million at December 31, 2014 and 2013.

9. Deposits

The following is a summary of scheduled maturities of time deposits as of December 31, 2014:

	Retail	Brokered	Total
2015	$175,860	$24,982	$200,842
2016	61,094	28,622	89,716
2017	20,303	6,545	26,848
2018	7,635	—	7,635
2019	38,549	—	38,549
Thereafter	13,682	—	13,682
Total	$317,123	$60,149	$377,272

Time deposits issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $74.2 million and $71.0 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $6.6 million and $48.6 million, respectively. The decrease is due to a change in an associated company. The Company continues to maintain the deposit relationship with the associated company at December 31, 2014.

The amount of overdraft deposits that were reclassified as loans at December 31, 2014 and 2013 was $595,000 and $722,000, respectively.

10. Borrowings
Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLBB advances due in less than 90 days, FHLBB and correspondent bank overnight borrowings, and other short-term borrowings due within one year. The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2014 and 2013. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2014 or 2013.

Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises.

The Company has a $10.0 million line of credit with a maturity date of December 20, 2015. Through the Bank, the Company also has available lines of credit with PNC Bank of $50.0 million and with the Fed Discount Window of $58.6 million as of December 31, 2014. We had no outstanding balances on these lines of credit at December 31, 2014.

The following table summarizes other borrowed funds as presented on the consolidated statements of condition at:

	December 31,
	2014	2013
Short-Term Borrowings:
Securities sold under repurchase agreements – retail	$157,758	$130,047
FHLBB advances less than 90 days	245,000	230,000
FHLBB and correspondent bank overnight borrowings	43,100	38,800
Capital lease obligation	63	60
Notes payable	—	25
Total short-term borrowings	445,921	398,932
Long-Term Borrowings:
Securities sold under repurchase agreements – commercial	30,097	30,142
Capital lease obligation	921	984
Total long-term borrowings	31,018	31,126
Total other borrowed funds	$476,939	$430,058

The table below provides information on the Company's short-term borrowings, excluding capital lease obligations, at and for the period ended:

	December 31,
	2014	2013	2012
Balance outstanding at end of year	$445,921	$398,932	$192,681
Average daily balance outstanding	417,585	271,281	261,335
Maximum balance outstanding at any month end	467,811	398,932	346,786
Weighted average interest rate for the year	0.19%	0.19%	0.21%
Weighted average interest rate at end of year	0.20%	0.16%	0.18%

The securities sold under repurchase agreements – commercial are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument becomes callable, as of December 31, 2014:

	Amount	Rate	Callable
2016	$25,000	2.61%	2015
2017	5,097	4.67%	2015
Total	$30,097	2.96%

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $843.2 million and $742.8 million at December 31, 2014 and 2013, respectively. The carrying value of securities pledged as collateral at the FHLB was $833,000 and $3.7 million at December 31, 2014 and 2013, respectively.

The advances payable to the FHLB are summarized as follows:

	Interest Rate Range	Weighted-Average Interest Rate	December 31, 2014			December 31, 2013
			Balance	Callable	Call Amount	Balance	Callable	Call Amount
2015	2.75% - 4.75%	2.94%	$11,039	2015	$10,000	$11,112	2015	$10,000
2016	1.80% - 1.95%	1.92%	25,000	—	—	25,000	—	—
2017	3.99% - 4.06%	4.03%	20,000	2015	20,000	20,000	2015	20,000
Total			$56,039		$30,000	$56,112		$30,000

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

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. Interest expense on the junior subordinated debentures totaled $2.5 million for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, $43.0 million of the trust preferred securities were included in the Company’s total Tier I capital and amounted to 17.3% of Tier I capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 17 to the consolidated financial statements.

11. Income Taxes

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Years Ended December 31,
	2014	2013	2012
Current:
Federal	$11,435	$11,853	$5,107
State	505	400	457
	11,940	12,253	5,564
Deferred:
Federal	(500)	(121)	5,318
Income tax expense	$11,440	$12,132	$10,882

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Years Ended December 31,
	2014	2013	2012
Computed tax expense	$12,604	$12,220	$12,008
Increase (reduction) in income taxes resulting from:
Tax exempt income	(704)	(510)	(623)
Income from life insurance	(503)	(459)	(484)
State taxes, net of federal benefit	328	260	297
Low income housing credits	(286)	(299)	(328)
Goodwill impairment	—	991	—
Other	1	(71)	12
Income tax expense	$11,440	$12,132	$10,882

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	December 31,
	2014		2013
	Asset	Liability	Asset	Liability
Allowance for possible losses on loans	$7,397	$—	$7,564	$—
Pension and other benefits	4,018	—	3,900	—
Net unrealized losses on derivative instruments	3,200	—	1,369	—
Net unrealized losses on postretirement plans	1,165	—	992	—
Deferred compensation and benefits	945	—	963	—
Purchase accounting and deposit premium	329	—	321	—
Net unrealized losses on AFS securities	172	—	4,288	—
Allowance for OREO valuation	107	—	59	—
Allowance for OTTI of investments	71	—	71	—
Depreciation	—	1,910	—	1,765
Deferred loan origination fees	—	1,581	—	1,390
Prepaid expenses	—	620	—	766
MSRs	—	172	—	254
Other	1,313	—	695	—
	$18,717	$4,283	$20,222	$4,175

Deferred income taxes have been calculated using a rate of 35%. No valuation allowance established on the Company's deferred tax assets as of December 31, 2014 or 2013.

Although not currently under review, income tax returns for the years ended December 31, 2011 through 2013 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, were assessed interest and penalties, the amounts would be recorded within non-interest expense on the consolidated statements of income.

12. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the OCC, without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Company declared $8.3 million, $8.3 million and $7.7 million in dividends to shareholders for the years ended December 31, 2014, 2013 and 2012, respectively.

Common Stock Repurchase

On September 24, 2013, the board of directors authorized the 2013 Repurchase Plan. The 2013 Repurchase Plan allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board terminates the program. As of December 31, 2014, the Company had repurchased 249,500 shares at a weighted-average price of $39.82, or 99.8% of the program’s total allotment, and 3% of total outstanding shares.

13. EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	2014	2013	2012
Net income	$24,570	$22,783	$23,428
Dividends and undistributed earnings allocated to participating securities(1)	(75)	(64)	(60)
Net income available to common shareholders	$24,495	$22,719	$23,368
Weighted-average common shares outstanding for basic EPS	7,450,980	7,634,455	7,646,861
Dilutive effect of stock-based awards(2)	19,613	18,815	14,412
Weighted-average common and potential common shares for diluted EPS	7,470,593	7,653,270	7,661,273
Earnings per common share:
Basic EPS	$3.29	$2.98	$3.06
Diluted EPS	3.28	2.97	3.05
Awards excluded from the calculation of diluted EPS(3):
Stock options	36,250	15,250	49,500
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options, vesting of restricted shares, vesting of restricted stock units, and vesting of LTIP awards that have met the performance criteria, utilizing the treasury stock method.
(3) Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS, as the exercise prices were greater than the average market price of the Company's common stock.

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

Diluted EPS is computed in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

14. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the board of directors. For the years ended December 31, 2014, 2013, and 2012, these contributions amounted to 3% of pre-tax compensation each year. For the years ended December 31, 2014, 2013 and 2012, expenses under the 401(k)/Profit Sharing plan amounted to $1.4 million, $1.4 million, and $1.2 million, respectively.

SERP and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified SERPs for certain officers. These agreements are designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to IRS compensation and benefit limits under the 401(k) plan and Social Security. With a SERP in place, participants should be able to replace 65 –75% of their final average compensation. For those eligible for benefits, the SERP provides for a minimum 15-year guaranteed benefit for all vested participants. In addition, the Company provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for (i) SERP and (ii) the other postretirement benefit plan as of December 31, 2014 and 2013:

	SERP		Other Postretirement Benefits
	2014	2013	2014	2013
Benefit obligations:
Beginning of year	$9,927	$10,346	$3,094	$3,536
Service cost	270	326	45	42
Interest cost	456	377	132	173
Actuarial (gain) loss	777	(579)	(134)	(538)
Benefits paid	(596)	(543)	(140)	(119)
End of year	10,834	9,927	2,997	3,094
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	596	543	140	119
Benefits paid	(596)	(543)	(140)	(119)
End of year	—	—	—	—
Funded status at end of year, included in other liabilities	$10,834	$9,927	$2,997	$3,094
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$1,953	$1,539	$378	$458
Prior service cost (credit)	17	29	(185)	(185)
Total	$1,970	$1,568	$193	$273

The accumulated benefit obligation for the SERP was $8.5 million and $8.0 million at December 31, 2014 and 2013, respectively. In 2015, approximately $218,000 and $19,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $24,000 and $22,000 in net actuarial loss and prior service credit, respectively, are expected to be recognized for the other postretirement benefit plan.

The components of net period benefit cost and other amounts recognized in OCI, before taxes, were as follows:

	SERP			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net period benefit cost:
Service cost	$270	$326	$269	$45	$42	$70
Interest cost	456	377	408	132	173	148
Recognized net actuarial loss	140	224	114	10	48	31
Amortization of prior service cost (credit)	19	19	19	(22)	(23)	—
Net period benefit cost	885	946	810	165	240	249
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss	777	(579)	1,334	(134)	(538)	275
Reclassifications to net period benefit cost:
Amortization of net unrecognized actuarial loss	(140)	(224)	(114)	(10)	(48)	(31)
Amortization of prior service (cost) credit	(19)	(19)	(19)	22	23	—
Total recognized in OCI, before taxes	618	(822)	1,201	(122)	(563)	244
Total recognized in net period benefit cost and OCI, before taxes	$1,503	$124	$2,011	$43	$(323)	$493

In the first quarter of 2014, the Company amended the terms of its other postretirement benefit plan impacting the eligibility of employees. The amendment to the plan reduced the Company's benefit obligation by $308,000 at December 31, 2014 and is reflected within the year ended December 31, 2014 other postretirement benefits plan net actuarial gain.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.00%	4.75%	3.75%	4.00%	5.02%	4.05%
Discount rate for net period benefit cost	4.75%	3.75%	4.75%	5.02%	4.05%	4.75%
Rate of compensation increase for benefit obligation	4.00%	4.50%	4.50%	—	—	—
Rate of compensation increase for net periodic benefit cost	4.50%	4.50%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation and the related service and interest cost $154,000 and $20,000, respectively, while a 1.0% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation and the related service and interest cost $363,000 and $26,000, respectively. The postretirement plan has a built-in cap on annual benefits to participants and, thus, the accumulated postretirement benefit obligation and the assumed health care cost trend are relatively stable each period.

In 2015, the expected contribution is $421,000 for the SERP and $138,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2015	$421	$138
2016	489	135
2017	473	133
2018	473	128
2019	477	131
2020-2024	3,408	750

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

15. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Plan and 2012 Plan, respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than 10 years after the date the stock option is granted. The exercise price of all options equaled the market price of the Company's stock on the date of grant.

Stock Option Awards

Stock options granted under the 2003 Plan and the 2012 Plan have been incentive stock options. Stock options granted vest pro rata over a five year period and have a contractual life of 10 years.

On the date of each grant, the fair value of each award is derived using the Black-Scholes option pricing model based on assumptions made by the Company as follows:

•	Dividend yield is based on the dividend rate of the Company’s stock at the date of grant.

•	Risk-free interest rate is based on the U.S. Treasury bond rate with a term equaling the expected life of the granted options.

•	Expected volatility is based on the historical volatility of the Company’s stock price calculated over the expected life of the option.

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends.

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the years ended:

	December 31,
	2014	2013	2012
Weighted-average dividend yield	2.90%	2.40%	2.20%
Weighted-average risk-free interest rate	1.65%	1.60%	0.79%
Weighted-average expected volatility	35.39%	52.32%	53.31%
Weighted-average expected life in years	5.30	5.30	5.30
Weighted-average fair value of options granted	$8.92	$15.97	$13.00

Compensation expense is recognized on a straight-line basis over the option vesting period and totaled $81,000, $134,000 and $99,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The related income tax benefit from the compensation expense on stock options for the years ended December 31, 2014, 2013 and 2012 was $28,000, $47,000, and $35,000, respectively. Unrecognized compensation expense for nonvested stock options, which reflects an estimated forfeiture rate of 0% for executives and directors and 13% for all other officers, over the vesting period, totaled $103,000 at December 31, 2014. The forfeiture rate is used to estimate granted options that will be forfeited by executives, directors, and/or employees prior to vesting. The forfeiture rate is determined based on the Company's historical experience. Unrecognized compensation expense on stock options is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $134,000, $153,000, and $146,000, respectively.

Stock option activity for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	111,950	$33.36
Granted	4,500	35.22
Exercised	(19,000)	32.58
Forfeited and expired	(3,200)	38.32
Options outstanding at December 31, 2014	94,250	$33.44	4.5	$664
Options exercisable at December 31, 2014	73,150	$33.21	3.8	$545

A summary of the status of the Company’s nonvested stock options as of December 31, 2014 and changes during the year then ended is presented below:

	Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	34,950	$11.23
Granted	4,500	8.92
Vested	(17,000)	9.88
Forfeited	(1,350)	12.05
Nonvested at December 31, 2014	21,100	$11.77

Restricted Stock Units, Restricted Stock Awards and MSPP

The Company issues restricted stock units to certain Company directors who make a valid election to defer under the Independent Directors' Equity Compensation Program, a component of the 2012 Plan. These units are deferred and have no voting or dividend rights until termination or retirement, at which time shares will be issued based on the grant date fair value of the awards issued. The vesting period for these awards is determined when granted.

The Company issues restricted stock awards to certain executives, directors, and employees. Restricted stock awards issued to executives and employees vest pro-rata over three years, with requisite service conditions and no performance-based conditions to such vesting. The vesting period for restricted stock awards issued to directors under the Independent Directors' Equity Compensation Program is determined when granted. Restricted stock awards issued to executives, directors, and employees participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

The Company provides a MSPP to provide an opportunity for certain executives and employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and cliff vest two years after the grant date. Restricted stock issued under the MSPP to executives and employees participate in dividends and are entitled to vote these restricted shares during the vesting period.

Compensation expense recognized in connection with the restricted stock units, restricted stock awards, and MSPP is presented in the following table:

	For The Years Ended December 31,
	2014	2013	2012
Restricted stock units	$40	$—	$—
Restricted stock awards	214	149	163
MSPP grants	67	73	65
Total compensation expense	$321	$222	$228
Related income tax benefit	$112	$78	$80
Fair value of grants vested	$332	$229	$121

The following table presents a summary of the activity related to restricted stock units, restricted stock awards and the MSPP for the period indicated:

	Restricted Stock Units		Restricted Stock		MSPP
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—	10,480	$34.53	14,220	$11.14
Granted	1,055	37.50	7,176	39.06	5,055	12.35
Vested	(1,055)	37.50	(6,183)	35.47	(6,923)	10.55
Forfeited	—	—	(516)	34.57	(247)	11.43
Nonvested at December 31, 2014	—	$—	10,957	$36.96	12,105	$11.97

At December 31, 2014, unrecognized compensation cost related to nonvested restricted stock awards and MSPP was $207,000, which is expected to be recognized over a weighted-average period of 1.7 years.

LTIP

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

Compensation expense recognized in connection with the LTIP is presented in the following table:

	For The Years Ended December 31,
	2014	2013	2012
Compensation expense	$151	$200	$174
Related income tax benefit	$53	$70	$61
Fair value of grants vested	$—	$497	$609

The following table presents a summary of the activity related to LTIP for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	44,792	$35.78
Granted	20,613	41.18
Vested	—	—
Forfeited	(22,627)	34.77
Nonvested at December 31, 2014	42,778	$38.92

Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $338,000 with a weighted-average remaining amortization period of 1.8 years at December 31, 2014.

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. The Company granted 2,020, 2,304, and 2,322 of deferred stock awards during 2014, 2013 and 2012, respectively under the DCRP. Compensation expense totaled $46,000, $40,000, and $37,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Unrecognized stock compensation expense for the deferred stock awards was $191,000 with a weighted-average remaining amortization period of 12.1 years at December 31, 2014.

16. Other Non-Interest Expenses

Detail of other expenses included in the consolidated statements of income is as follows:

	For The Years Ended December 31,
	2014	2013	2012
Debit and ATM-related costs	$2,031	$2,118	$1,792
Donations and marketing	1,587	1,561	1,949
Employee-related costs(1)	1,287	1,217	1,113
Postage, freight, and courier	1,236	1,284	1,012
Office supplies and forms	736	997	1,067
Other expenses	2,693	3,197	2,059
Total	$9,570	$10,374	$8,992
(1) Employee-related costs include hiring, training, education, meeting and business travel costs.

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

As of December 31, 2014 and 2013, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, no accrued liability has been recognized.

Financial Instruments

In the normal course of business, the Company is a party to both on-and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2014	2013
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$303,815	$276,671
Commercial and commercial real estate	47,066	26,688
Residential	10,975	6,408
Letters of credit	3,103	1,789
Other commitments	1,305	437
Derivative Financial Instruments:
Customer loan swaps	58,234	15,702
Interest rate swaps	43,000	43,000

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

Interest Rate Swaps

The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its borrowings. At December 31, 2014 and 2013, the Company held five interest rate swap agreements with $43.0 million of notional with a single counterparty that was designated as hedging instruments. The Company swapped its variable interest for a fixed interest on its junior subordinated debentures to manage its interest rate risk. These interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for its contracts that are in a net loss position based on their fair value and the Company's credit rating. At December 31, 2014 and 2013, the Company had posted $9.9 million and $5.3 million, respectively, of cash as collateral. The details of its interest rate swap agreements are outlined in the table below:

					December 31,
					2014	2013
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,092)	(807)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,511)	(1,121)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,434)	(944)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,279)	(493)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,827)	(547)
$43,000					$(9,143)	$(3,912)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

Each instrument qualifies as a highly effective cash flow hedge and, thus, the change in fair value for the years ended December 31 2014, 2013, and 2012 of ($3.4 million), $4.7 million, and $59,000, was recorded in OCI, net of tax. Net payments to the counterparty for the years ended December 31, 2014 and 2013 were $1.7 million and $1.6 million, respectively, and have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps

The Company will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Company enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure. At December 31, 2014 and 2013, the Company had interest rate swap agreements with a total notional amount of $29.1 million and $7.9 million, respectively, with its commercial customers, and interest rate swap agreements of equal notional amounts with a dealer bank. The Company's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition. The fair value of customer loan swaps at December 31, 2014 and 2013 were $1.1 million and $114,000, respectively.

Forward Commitments to Sell Residential Mortgage Loans

From time to time, the Company enters into forward commitments to sell residential mortgages in order to reduce the market risk associated with originating loans for sale in the secondary market. At December 31, 2014 and 2013, there were no commitments to sell residential mortgages.

Interest Rate Locks and Mortgage Loan Commitments

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2014 and 2013, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

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

GAAP permits an entity to choose to measure certain eligible financial instruments and other items at fair value. The Company elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset. The Company did not have any loans held for sale at December 31, 2014 or 2013.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2014:
Financial assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,027	$—	$5,027	$—
Obligations of states and political subdivisions	26,777	—	26,777	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	—	381,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	—	343,897	—
Private issue collateralized mortgage obligations	6,054	—	6,054	—
Trading account assets	2,457	2,457	—	—
Customer loan swaps	1,140	—	1,140	—
Financial liabilities:
Interest rate swap agreements	9,143	—	9,143	—
Customer loan swaps	1,140	—	1,140	—
December 31, 2013:
Financial assets:
AFS securities:
Obligations of states and political subdivisions	$31,207	$—	$31,207	$—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	395,903	—	395,903	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	374,435	—	374,435	—
Private issue collateralized mortgage obligations	6,932	—	6,932	—
Trading account assets	2,488	2,488	—	—
Customer loan swaps	114	—	114	—
Financial liabilities:
Interest rate swap agreements	3,912	—	3,912	—
Customer loan swaps	114	—	114	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to individually evaluate for impairment loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing NRV, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If NRV of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's net carrying value to NRV. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

OREO:  OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at NRV, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value for the property. After foreclosure, management periodically obtains updated valuations of the OREO assets and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense on the consolidated statements of income. Certain assets require assumptions that are not observable in an active market in determination of fair value and are classified as Level 3.

Goodwill:  Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill.

In 2014, the annual goodwill impairment evaluation did not identify any impairment. In 2013, the Company recorded goodwill impairment of $2.8 million to write-down its financial services reporting unit to fair value of $3.9 million. Refer to Note 5 of the consolidated financial statements for discussion of goodwill impairment analysis and related significant inputs used, including Level 3 inputs. Additionally, the banking reporting unit was not deemed impaired.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of December 31, 2014 and 2013. Not included in the table below because they are not recorded at fair value at December 31, 2014 and 2013 are: (i) impaired loans of $17.6 million and $19.4 million, respectively; (ii) MSR's reported of $319,000 and $322,000, respectively; and (iii) OREO properties of $305,000 and $612,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2014:
Financial assets:
Collateral-dependent impaired loans	$3,581	$—	$—	$3,581
MSRs(1)	173	—	173	—
Non-financial assets:
OREO	1,282	—	—	1,282
December 31, 2013:
Financial assets:
Collateral-dependent impaired loans	$8,557	$—	$—	$8,557
MSRs(1)	404	—	404	—
Non-financial assets:
OREO	1,583	—	—	1,583
(1) Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value at December 31, 2014 and 2013.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2014:
Collateral-dependent impaired loans:
Partially charged-off	$1,569	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	2,012	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(22%)
			Estimated selling costs	10%	(10%)
OREO	1,282	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 68%	(21%)
			Estimated selling costs	6 - 10%	(9%)
December 31, 2013:
Collateral-dependent impaired loans:
Partially charged-off	$1,874	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 85%	(14%)
Specifically reserved	6,683	Market approach appraisal of collateral	Management adjustment of appraisal	7 - 90%	(22%)
OREO	1,583	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 41%	(16%)
			Estimated selling costs	6 - 10%	(10%)

At December 31, 2014, the Company amended its calculation of fair value for its collateral-dependent impaired loans for which a specific reserve is allocated. Historically, the specific reserve for collateral-dependent impaired loans was determined by any loan-to-value ratio in excess of 80% for consumer loans and any loan-to-value ratio in excess of 75% for commercial loans after applying any adjustments necessary to appraisals received to reflect changes in known factors, including, but not limited to, property condition and property location. For the December 31, 2014 valuation of fair value for the collateral-dependent impaired loans for which a specific reserve is allocated in accordance with Company policy, management calculated the reserve without consideration of loan-to-value ratios. Management calculated the estimated fair value of these impaired loans by reducing the appraised value of the collateral, adjusted for known factors, including, but not limited to, property condition, property location, by the estimated direct selling costs of the collateral. The amendment did not have a material impact on the ALL.

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

Deposits: The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of CDs is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered CDs.

Borrowings: The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, and other short-term borrowings approximate fair value. The fair values of long-term borrowings and commercial repurchase agreements are based on the discounted cash flows using current rates for advances of similar remaining maturities.

Junior Subordinated Debentures: The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2014:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$60,813	$60,813	$60,813	$—	$—
AFS securities	763,063	763,063	—	763,063	—
HTM securities	20,179	20,425	—	20,425	—
FHLB and FRB stock	20,391	20,391	20,391	—	—
Trading account assets	2,457	2,457	2,457	—	—
Residential real estate loans	579,946	596,172	—	—	596,172
Commercial real estate loans	635,609	631,434	—	—	631,434
Commercial loans	249,823	244,713	—	—	244,713
Home equity loans	269,176	270,904	—	—	270,904
Consumer loans	16,940	17,007	—	—	17,007
MSRs(1)	493	1,447	—	1,447	—
Interest receivable	6,017	6,017	—	6,017	—
Investment in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreement	1,140	1,140	—	1,140	—
Financial liabilities:
Deposits	$1,932,097	$1,933,805	$1,361,604	$572,201	$—
FHLB advances	56,039	57,986	—	57,986	—
Commercial repurchase agreements	30,097	31,395	—	31,395	—
Other borrowed funds	446,842	446,909	446,909	—	—
Junior subordinated debentures	44,024	44,024	—	44,024	—
Interest payable	537	537	537	—	—
Interest rate swap agreements	9,143	9,143	—	9,143	—
Customer interest rate swap agreement	1,140	1,140	—	1,140	—
(1) Reported fair value represents all MSRs currently being serviced by the Company at December 31, 2014, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2013:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$51,355	$51,355	$51,355	$—	$—
AFS securities	808,477	808,477	—	808,477	—
FHLB and FRB stock	19,724	19,724	19,724	—	—
Trading account assets	2,488	2,488	2,488	—	—
Residential real estate loans	563,425	577,153	—	—	577,153
Commercial real estate loans	536,107	535,961	—	—	535,961
Commercial loans	172,105	171,432	—	—	171,432
Home equity loans	269,888	271,041	—	—	271,041
Consumer loans	17,287	17,662	—	—	17,662
MSRs(1)	726	1,494	—	1,494	—
Interest receivable	5,808	5,808	—	5,808	—
Investment in CCTA and UBCT	1,331	1,331	—	—	1,331
Customer interest rate swap agreement	114	114	—	114	—
Financial liabilities:
Deposits	$1,813,824	$1,817,199	$1,324,221	$492,978	$—
FHLB advances	56,112	59,118	—	59,118	—
Commercial repurchase agreements	30,142	32,038	—	32,038	—
Other borrowed funds	399,916	400,144	400,144	—	—
Junior subordinated debentures	43,922	43,922	—	43,922	—
Interest payable	567	567	567	—	—
Interest rate swap agreements	3,912	3,912	—	3,912	—
Customer interest rate swap agreement	114	114	—	114	—
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of Tier I capital to average assets (as defined in the applicable regulations). In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. Management believes that, as of December 31, 2014, the Company and its subsidiaries meet all capital requirements to which they are subject.

As of December 31, 2014, the Company and the Bank were categorized by its supervisory regulatory agencies as "well capitalized". To be categorized as "well capitalized", the Company and Bank were required to maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company or Bank’s respective capital categories.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total risk-based capital	$244,351	13.85%	$141,120	8.00%	$176,400	10.00%
Tier I capital	223,218	12.65%	70,560	4.00%	105,840	6.00%
Tier I leverage capital ratio	223,218	8.38%	108,288	4.00%	135,360	5.00%
December 31, 2013:
Total risk-based capital	$228,375	14.80%	$123,421	8.00%	$154,276	10.00%
Tier I capital	209,062	13.55%	61,710	4.00%	92,566	6.00%
Tier I leverage capital ratio	209,062	8.39%	101,439	4.00%	126,798	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision To Be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total risk-based capital	$269,497	15.16%	$142,227	8.00%	$177,783	10.00%
Tier I capital	248,363	13.97%	71,113	4.00%	106,670	6.00%
Tier I leverage capital ratio	248,363	9.26%	109,201	4.00%	136,501	5.00%
December 31, 2013:
Total risk-based capital	$256,648	16.45%	$124,787	8.00%	$155,983	10.00%
Tier I capital	237,124	15.20%	62,393	4.00%	93,590	6.00%
Tier I leverage capital ratio	237,124	9.43%	102,551	4.00%	128,188	5.00%

In early July 2013, the FRB and FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier I capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for AOCI. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Management believes the Company and Bank will remain "well capitalized" under the new rules. See Item 1. "Business—Supervision and Regulation—Regulatory Capital Requirements."

20. Parent Company Financial Statements

On January 1, 2014, the Company's parent company sold certain assets and liabilities, including premises, equipment, prepaid expenses and short-term liabilities, to the Bank in an arms-length transaction. Also, effective January 1, 2014, all employees of the parent company became Bank employees.

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
	2014	2013
ASSETS
Cash	$23,259	$21,788
Trading assets	2,457	2,488
Premises and equipment	—	4,797
Investment in subsidiaries:
Bank subsidiary	266,940	246,213
Other subsidiary	9,450	8,733
Amounts receivable from subsidiaries	25	2,062
Investments in CCTA and UBCT	1,331	1,331
Other assets	8,812	7,278
Total assets	$312,274	$294,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Amounts due to subsidiaries	$—	$5
Junior subordinated debentures	44,024	43,922
Other liabilities	23,141	19,667
Shareholders’ equity	245,109	231,096
Total liabilities and shareholders’ equity	$312,274	$294,690

STATEMENTS OF INCOME

	For The Years Ended December 31,
	2014	2013	2012
Operating Income
Dividend income from subsidiaries	$12,800	$13,500	$13,400
Fees from subsidiaries	—	20,930	20,070
Other income	104	270	170
Total operating income	12,904	34,700	33,640
Operating Expenses
Interest on borrowings	2,532	2,532	2,546
Fees to Bank	160	—	—
Salaries and employee benefits	—	13,354	13,007
Furniture, equipment and data processing	—	4,570	3,971
Depreciation and amortization	—	1,197	1,196
Stock-based compensation expense	—	596	538
Net occupancy	—	523	492
Other operating expenses	453	1,454	1,056
Total operating expenses	3,145	24,226	22,806
Income before equity in undistributed earnings of subsidiaries and income taxes	9,759	10,474	10,834
Equity in undistributed earnings of subsidiaries	13,799	11,233	11,647
Income before income taxes	23,558	21,707	22,481
Income tax benefit	1,012	1,076	947
Net Income	$24,570	$22,783	$23,428

STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$24,570	$22,783	$23,428
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(13,799)	(11,233)	(11,647)
Depreciation and amortization	—	1,197	1,196
Stock-based compensation expense	—	596	538
Decrease (increase) in amount receivable from subsidiaries	2,037	498	(983)
Decrease (increase) in other assets	165	(845)	(1,334)
(Decrease) increase in accrued expenses	(2,106)	459	636
Net cash provided by operating activities	10,867	13,455	11,834
Investing Activities
Proceeds from sale of assets	5,237	—	—
Purchase of premises and equipment	—	(896)	(1,009)
Net cash provided by (used by) investing activities	5,237	(896)	(1,009)
Financing Activities
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	328	300	(212)
Capital contribution from subsidiaries	599	—	—
Common stock repurchase	(7,475)	(2,460)	(2,097)
Cash dividends paid on common stock	(8,085)	(8,121)	(7,667)
Net cash used by financing activities	(14,633)	(10,281)	(9,976)
Net increase in cash	1,471	2,278	849
Cash at beginning of year	21,788	19,510	18,661
Cash at end of year	$23,259	$21,788	$19,510
Supplemental information
Common stock repurchased not yet settled	$—	$320	$—

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for the years ended December 31:

	2014					2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$21,393	$22,289	$22,422	$22,317	$88,421	$22,426	$22,481	$21,891	$21,419	$88,217
Interest expense	2,983	3,041	3,048	3,056	12,128	3,258	3,231	3,184	3,069	12,742
Net interest income	18,410	19,248	19,374	19,261	76,293	19,168	19,250	18,707	18,350	75,475
Provision for (release of) credit losses	493	643	539	545	2,220	674	695	665	(6)	2,028
Non-interest income	5,685	6,504	5,949	6,196	24,334	6,336	6,376	6,475	8,614	27,801
Non-interest expense	15,125	15,792	15,179	16,301	62,397	16,500	15,648	15,199	18,986	66,333
Income before income taxes	8,477	9,317	9,605	8,611	36,010	8,330	9,283	9,318	7,984	34,915
Income tax expense	2,762	3,001	3,154	2,523	11,440	2,668	2,952	2,952	3,560	12,132
Net income	$5,715	$6,316	$6,451	$6,088	$24,570	$5,662	$6,331	$6,366	$4,424	$22,783
Per common share:
Basic	$0.76	$0.85	$0.87	$0.82	$3.29	$0.74	$0.83	$0.83	$0.58	$2.98
Diluted	$0.75	$0.85	$0.86	$0.82	$3.28	$0.74	$0.82	$0.83	$0.58	$2.97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited Camden National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Camden National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Camden National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in COSO.

/s/ Berry Dunn McNeil & Parker, LLC

Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 10, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the past two fiscal years, the Company has not made changes in, and has not had disagreements with, its independent accountant on accounting and financial disclosures.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2014. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which precedes this report.

Item 9B. Other Information

The Company entered into Amended and Restated Change of Control Agreements (the “Amended and Restated Agreements”), effective March 9, 2015, with each of the following executive officers of the Company:

•	Gregory A. Dufour, President and Chief Executive Officer

•	Joanne T. Campbell, Executive Vice President, Risk Management

•	Peter F. Greene, Executive Vice President, Operations and Technology

•	Deborah A. Jordan, CPA, Executive Vice President, Chief Operating Officer and Chief Financial Officer

•	Timothy P. Nightingale, Executive Vice President, Senior Loan Officer

•	June B. Parent, Executive Vice President, Retail Banking

The Amended and Restated Agreements prescribe certain severance benefits to be provided to the executives in the event of their termination following a Change of Control (as defined in the applicable Amended and Restated Agreement). The Amended and Restated Agreements provide that if an executive’s employment with the Company is terminated by the Company without “Cause” or by the executive for “Good Reason” (as these terms are defined in the applicable Amended and Restated Agreement) three months leading up to or within two years after a change of control of the Company, the executive will generally be entitled to receive the following severance benefits:

•	Continuation of the executive’s annual base salary and an amount equal to the executive's preceding three years average bonus, as severance pay, over a 24 month period (36 months for Mr. Dufour).

•	Continued medical group health plan coverage for the period the executive receives severance pay.

Payment of the foregoing severance benefits is conditioned upon the executive’s execution of a release of claims in favor of the Company, compliance with restrictive covenants regarding confidential information, and noncompetition and nonsolicitation agreement and business protection for a period of 12 months after executive’s termination (18 months for Mr. Dufour).
Each of the Agreements described above may be terminated by the Company effective December 31, 2015 if the Company takes action 90 days prior to that date. If no such action is taken, each Agreement will automatically extend the termination date to December 31 of each following year unless action is taken by the Company to terminate at least 90 days prior to such termination date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by shareholders	172,288	$19.98	805,579	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	172,288	$19.98	805,579
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

Other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 28, 2015.

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

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Commission on March 12, 2014).
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
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

10.5+	Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 8, 2012).
10.6+*	Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 9, 2015.
10.7+
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
10.9+
Camden National Corporation Management Stock Purchase Plan under the Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K filed with the Commission on February 28, 2013).

10.10+*	Camden National Corporation Amended and Restated Defined Contribution Retirement Plan.
10.11+*	Camden National Corporation Confidentiality, Non-Competition and Non-Solicitation Agreement.
10.12+*	Amendment to Camden National Corporation Defined Contribution Retirement Plan, dated as of March 9, 2015.
10.13+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.14+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.15+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.16+
Amendment to Executive Deferred Compensation Plan, dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on February 28, 2013).

10.17+
Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

10.18+
2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

10.19	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.20+	2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
10.21+*	Form of Change in Control Agreement for chief executive officer and other executive officers.
10.22+
Amended and Restated Employment Agreement, dated as of April 29, 2008, by and between Camden National Corporation and Robert W. Daigle (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 1, 2008).

10.23+	Camden National Corporation 2011-2013 Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 30, 2011).
10.24+	Camden National Corporation 2012-2014 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 8-K filed with the Commission on March 27, 2012).
10.25+
Camden National Corporation 2013-2015 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Form 8-K filed with the Commission on March 26, 2013).

10.26+
Camden National Corporation 2014-2016 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Form 8-K filed with the Commission on March 25, 2014).

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2015	CAMDEN NATIONAL CORPORATION /s/ Gregory A. Dufour Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 10, 2015
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer and Chief Financial Officer and Principal Financial and Accounting Officer	March 10, 2015
Deborah A. Jordan
/s/ Karen W. Stanley	Chairman and Director	March 10, 2015
Karen W. Stanley
/s/ Ann W. Bresnahan	Director	March 10, 2015
Ann W. Bresnahan
/s/ David C. Flanagan	Director	March 10, 2015
David C. Flanagan
/s/ Craig S. Gunderson	Director	March 10, 2015
Craig S. Gunderson
/s/ John W. Holmes	Director	March 10, 2015
John W. Holmes
/s/ S. Catherine Longley	Director	March 10, 2015
S. Catherine Longley
/s/ James H. Page	Director	March 10, 2015
James H. Page
/s/ John M. Rohman	Director	March 10, 2015
John M. Rohman
/s/ Robin A. Sawyer	Director	March 10, 2015
Robin A. Sawyer
/s/ Lawrence J. Sterrs	Director	March 10, 2015
Lawrence J. Sterrs