Form 10-Q
period 2015-03-31
CAMDEN NATIONAL CORP
filed 2015-05-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Outstanding at May 5, 2015:  Common stock (no par value) 7,442,559 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Number of Shares)	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$53,074	$60,813
Securities:
Available-for-sale securities, at fair value	752,164	763,063
Held-to-maturity securities, at amortized cost	41,010	20,179
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,391	20,391
Total securities	813,565	803,633
Trading account assets	2,308	2,457
Loans held for sale	625	—
Loans	1,791,080	1,772,610
Less: allowance for loan losses	(21,265)	(21,116)
Net loans	1,769,815	1,751,494
Bank-owned life insurance	58,222	57,800
Goodwill and other intangible assets	47,884	48,171
Premises and equipment, net	23,606	23,886
Deferred tax assets	14,118	14,434
Interest receivable	6,458	6,017
Other real estate owned	1,381	1,587
Other assets	20,148	19,561
Total assets	$2,811,204	$2,789,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$255,574	$263,013
Interest checking	480,528	480,521
Savings and money market	653,834	653,708
Certificates of deposit	314,532	317,123
Brokered deposits	261,706	217,732
Total deposits	1,966,174	1,932,097
Federal Home Loan Bank advances	56,020	56,039
Other borrowed funds	447,530	476,939
Junior subordinated debentures	44,050	44,024
Accrued interest and other liabilities	45,631	35,645
Total liabilities	2,559,405	2,544,744
Commitments and contingencies (Notes 6, 7, and 9)

CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)

(In Thousands, Except Number of Shares)	March 31, 2015 (unaudited)	December 31, 2014
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,438,929 and 7,426,222 shares as of March 31, 2015 and December 31, 2014, respectively	41,889	41,555
Retained earnings	215,361	211,979
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, net of tax	3,789	(319)
Net unrealized losses on derivative instruments, net of tax	(7,115)	(5,943)
Net unrecognized losses on postretirement plans, net of tax	(2,125)	(2,163)
Total accumulated other comprehensive loss	(5,451)	(8,425)
Total shareholders’ equity	251,799	245,109
Total liabilities and shareholders’ equity	$2,811,204	$2,789,853

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and Per Share Data)	2015	2014
Interest Income
Interest and fees on loans	$18,084	$16,780
Interest on U.S. government and sponsored enterprise obligations	3,872	4,230
Interest on state and political subdivision obligations	387	294
Interest on federal funds sold and other investments	108	89
Total interest income	22,451	21,393
Interest Expense
Interest on deposits	1,529	1,551
Interest on borrowings	860	807
Interest on junior subordinated debentures	625	625
Total interest expense	3,014	2,983
Net interest income	19,437	18,410
Provision for credit losses	446	493
Net interest income after provision for credit losses	18,991	17,917
Non-Interest Income
Service charges on deposit accounts	1,487	1,469
Other service charges and fees	1,510	1,395
Income from fiduciary services	1,220	1,184
Brokerage and insurance commissions	449	478
Bank-owned life insurance	422	306
Mortgage banking income, net	239	72
Net gain on sale of securities	—	166
Other income	817	615
Total non-interest income	6,144	5,685
Non-Interest Expense
Salaries and employee benefits	8,375	7,980
Furniture, equipment and data processing	1,923	1,789
Net occupancy	1,472	1,380
Consulting and professional fees	591	518
Other real estate owned and collection costs	562	513
Regulatory assessments	510	481
Amortization of intangible assets	287	287
Merger and acquisition costs	735	—
Other expenses	2,346	2,177
Total non-interest expense	16,801	15,125
Income before income taxes	8,334	8,477
Income Taxes	2,723	2,762
Net Income	$5,611	$5,715

Per Share Data
Basic earnings per share	$0.75	$0.76
Diluted earnings per share	$0.75	$0.75
Weighted average number of common shares outstanding	7,431,065	7,528,751
Diluted weighted average number of common shares outstanding	7,453,875	7,551,785

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net income	$5,611	$5,715
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains on available-for-sale securities arising during the period, net of tax of ($2,212) and ($1,041), respectively	4,108	1,933
Reclassification of gains included in net income, net of tax of $0 and $58, respectively(1)	—	(108)
Net change in unrealized gains on available-for-sale securities, net of tax	4,108	1,825
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $631, and $583, respectively	(1,172)	(1,083)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($21) and ($15), respectively(2)	38	27
Other comprehensive income	2,974	769
Comprehensive Income	$8,585	$6,484
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	5,715	—	5,715
Other comprehensive income, net of tax	—	—	—	769	769
Stock-based compensation expense	—	176	—	—	176
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	18,174	118	—	—	118
Common stock repurchased	(113,527)	(4,393)	—	—	(4,393)
Cash dividends declared ($0.27 per share)	—	—	(2,012)	—	(2,012)
Balance at March 31, 2014	7,484,560	$43,684	$199,363	$(11,578)	$231,469

Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	5,611	—	5,611
Other comprehensive income, net of tax	—	—	—	2,974	2,974
Stock-based compensation expense	—	198	—	—	198
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	12,707	136	—	—	136
Cash dividends declared ($0.30 per share)	—	—	(2,229)	—	(2,229)
Balance at March 31, 2015	7,438,929	$41,889	$215,361	$(5,451)	$251,799

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Operating Activities
Net income	$5,611	$5,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	446	493
Depreciation expense	764	944
Investment securities amortization and accretion, net	509	411
Stock-based compensation expense	198	176
Amortization of intangible assets	287	287
Net gain on sale of investment securities	—	(166)
Net increase in other real estate owned valuation allowance and loss on disposition	81	15
Originations of mortgage loans held for sale	(5,425)	—
Proceeds from the sale of mortgage loans	4,935	—
Gain on sale of mortgage loans	(129)	—
Decrease in trading assets	149	180
Decrease (increase) in other assets	169	(1,278)
Increase (decrease) in other liabilities	412	(366)
Net cash provided by operating activities	8,007	6,411
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	37,132	33,205
Purchase of available-for-sale securities	(20,344)	(19,395)
Purchase of held-to-maturity securities	(16,076)	(5,976)
Net increase in loans	(20,293)	(40,892)
Purchase of Federal Home Loan Bank stock	—	(693)
Proceeds from the sale of other real estate owned	1,564	—
Recoveries of previously charged-off loans	133	237
Purchase of premises and equipment	(464)	(283)
Net cash used by investing activities	(18,348)	(33,797)
Financing Activities
Net increase in deposits	34,112	22,899
Repayments on Federal Home Loan Bank long-term advances	(19)	(18)
Net (decrease) increase in other borrowed funds	(29,392)	11,309
Common stock repurchased	—	(4,355)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	136	118
Cash dividends paid on common stock	(2,235)	(2,045)
Net cash provided by financing activities	2,602	27,908
Net (decrease) increase in cash and cash equivalents	(7,739)	522
Cash and cash equivalents at beginning of year	60,813	51,355
Cash and cash equivalents at end of period	$53,074	$51,877
Supplemental information
Interest paid	$3,015	$3,019
Income taxes paid	5	1,500
Transfer from loans to other real estate owned	1,439	532
Held-to-maturity securities purchased but unsettled	4,830	1,008
Common stock repurchased but unsettled	—	358

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2015 and December 31, 2014, the consolidated statements of income for the three months ended March 31, 2015 and 2014, the consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2015 and 2014, and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three months ended March 31, 2015 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2014 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	FASB:	Financial Accounting Standards Board
Act:	Medicare Prescription Drug, Improvement and Modernization Act	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FHLB:	Federal Home Loan Bank
ALCO:	Asset/Liability Committee	FHLBB:	Federal Home Loan Bank of Boston
ALL:	Allowance for loan losses	FRB:	Federal Reserve Bank
AOCI:	Accumulated other comprehensive income (loss)	Freddie Mac:	Federal Home Loan Mortgage Corporation
ASC:	Accounting Standards Codification	GAAP:	Generally accepted accounting principles in the United States
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
BSA:	Bank Secrecy Act	MaineHousing:	Maine State Housing Authority
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
CDARS:	Certificate of Deposit Account Registry System	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSRs:	Mortgage servicing rights
Company:	Camden National Corporation	MSPP:	Management Stock Purchase Plan
CSV:	Cash surrender value	OTTI:	Other-than-temporary impairment
CMO:	Collateralized mortgage obligation	NIM:	Net interest margin on a fully-taxable basis
DCRP:	Defined Contribution Retirement Plan	N.M.:	Not meaningful
EPS:	Earnings per share	Non-Agency:	Non-agency private issue collateralized mortgage obligation

NRV:	Net realizable value	TDR:	Troubled-debt restructured loan
OCC:	Office of the Comptroller of the Currency	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
OCI:	Other comprehensive income (loss)	U.S.:	United States of America
OFAC:	Office of Foreign Assets Control	2003 Plan:	2003 Stock Option and Incentive Plan
OREO:	Other real estate owned	2012 Plan:	2012 Equity and Incentive Plan
SERP:	Supplemental executive retirement plans	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2015	2014
Net income	$5,611	$5,715
Dividends and undistributed earnings allocated to participating securities(1)	(17)	(17)
Net income available to common shareholders	$5,594	$5,698
Weighted-average common shares outstanding for basic EPS	7,431,065	7,528,751
Dilutive effect of stock-based awards(2)	22,810	23,034
Weighted-average common and potential common shares for diluted EPS	7,453,875	7,551,785
Earnings per common share:
Basic EPS	$0.75	$0.76
Diluted EPS	$0.75	$0.75
Awards excluded from the calculation of diluted EPS(3):
Stock options	15,250	15,250
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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,964	$121	$—	$5,085
Obligations of states and political subdivisions	22,574	593	—	23,167
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	378,675	6,977	(930)	384,722
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	334,364	2,150	(3,133)	333,381
Private issue collateralized mortgage obligations	5,757	85	(33)	5,809
Total AFS securities	$746,334	$9,926	$(4,096)	$752,164
HTM Securities:
Obligations of states and political subdivisions	$41,010	$529	$(40)	$41,499
Total HTM securities	$41,010	$529	$(40)	$41,499
December 31, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,962	$65	$—	$5,027
Obligations of states and political subdivisions	26,080	697	—	26,777
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,657	5,656	(2,005)	381,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	348,855	953	(5,911)	343,897
Private issue collateralized mortgage obligations	5,999	63	(8)	6,054
Total AFS securities	$763,553	$7,434	$(7,924)	$763,063
HTM Securities:
Obligations of states and political subdivisions	$20,179	$265	$(19)	$20,425
Total HTM securities	$20,179	$265	$(19)	$20,425

Net unrealized gains on AFS securities at March 31, 2015 included in AOCI amounted to $3.8 million, net of a deferred tax liability of $2.0 million. Net unrealized losses on AFS securities at December 31, 2014 included in AOCI amounted to $319,000, net of a deferred tax benefit of $172,000.

During the first three months of 2015, the Company purchased investment securities totaling $36.4 million. The Company designated $20.3 million as AFS securities and $16.1 million as HTM securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2015 and December 31, 2014, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$10,308	$(26)	$73,476	$(904)	$83,784	$(930)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9,308	(171)	161,546	(2,962)	170,854	(3,133)
Private issue collateralized mortgage obligations	1,818	(33)	—	—	1,818	(33)
Total AFS securities	$21,434	$(230)	$235,022	$(3,866)	$256,456	$(4,096)
HTM Securities:
Obligations of states and political subdivisions	$6,160	$(40)	$—	$—	$6,160	$(40)
Total HTM securities	$6,160	$(40)	$—	$—	$6,160	$(40)
December 31, 2014
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$42,856	$(171)	$125,439	$(1,834)	$168,295	$(2,005)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	75,723	(432)	182,512	(5,479)	258,235	(5,911)
Private issue collateralized mortgage obligations	1,785	(8)	—	—	1,785	(8)
Total AFS securities	$120,364	$(611)	$307,951	$(7,313)	$428,315	$(7,924)
HTM Securities:
Obligations of states and political subdivisions	$5,756	$(19)	$—	$—	$5,756	$(19)
Total HTM securities	$5,756	$(19)	$—	$—	$5,756	$(19)

At March 31, 2015, the Company held 60 investment securities with a fair value of $262.6 million with unrealized losses totaling $4.1 million that are considered temporary. Of these, the Company had 38 MBS and CMO investments with a fair value of $235.0 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At March 31, 2015, the Company had no Non-Agency investments in an unrealized loss position for 12 months or more.

Stress tests are performed monthly on the Company's Non-Agency investments, which are higher risk bonds within the investment portfolio, using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first three months of 2015 and 2014 indicated potential future credit losses that were lower than previously recorded OTTI and, as such, no additional OTTI was recorded during the first three months of 2015 or 2014.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2015 until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended March 31,
	2015	2014
Proceeds from sales of securities	$—	$9,437
Gross realized gains	—	166
Gross realized losses	—	—

For the three months ended March 31, 2015, the Company did not sell any investment securities. For the three months ended March 31, 2014, the Company sold certain AFS securities with a total carrying value of $9.3 million and recorded net gains on the sale of AFS securities of $166,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

Securities Pledged
At March 31, 2015 and December 31, 2014, securities with an amortized cost of $476.0 million and $486.2 million and estimated fair values of $479.4 million and $485.6 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$2,535	$2,588
Due after one year through five years	89,461	90,309
Due after five years through ten years	96,423	98,530
Due after ten years	557,915	560,737
	$746,334	$752,164
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	1,118	1,159
Due after five years through ten years	2,299	2,316
Due after ten years	37,593	38,024
	$41,010	$41,499

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Residential real estate	$585,008	$585,996
Commercial real estate	657,461	640,661
Commercial	257,763	257,515
Home equity	274,784	271,709
Consumer	16,599	17,257
Deferred fees, net of costs	(535)	(528)
Total	$1,791,080	$1,772,610

The Company’s lending activities are primarily conducted in Maine, and its footprint continues to expand into other New England states, including New Hampshire and Massachusetts. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

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

There were no significant changes in the Company's ALL methodology during the first quarter of 2015.

The board of directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Corporate Risk Management Group and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the board of directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include:

Residential Real Estate. Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Collateral consists of mortgage liens on one- to four-family residential properties.

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

Home Equity. Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Three Months Ended March 31, 2015
ALL:
Beginning balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans charged off	(113)	(55)	(159)	(89)	(8)	—	(424)
Recoveries	3	10	104	5	11	—	133
Provision (reduction)	46	324	132	84	(14)	(132)	440
Ending balance	$4,835	$4,761	$6,900	$2,247	$270	$2,252	$21,265
ALL balance attributable to loans:
Individually evaluated for impairment	$1,103	$278	$264	$488	$100	$—	$2,233
Collectively evaluated for impairment	3,732	4,483	6,636	1,759	170	2,252	19,032
Total ending ALL	$4,835	$4,761	$6,900	$2,247	$270	$2,252	$21,265
Loans:
Individually evaluated for impairment	$9,103	$4,696	$1,790	$1,689	$253	$—	$17,531
Collectively evaluated for impairment	575,370	652,765	255,973	273,095	16,346	—	1,773,549
Total ending loans balance	$584,473	$657,461	$257,763	$274,784	$16,599	$—	$1,791,080
For The Three Months Ended March 31, 2014
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(183)	(171)	(219)	(62)	(14)	—	(649)
Recoveries	92	39	96	3	7	—	237
Provision (reduction)	(101)	286	195	329	(2)	(215)	492
Ending balance	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
ALL balance attributable to loans:
Individually evaluated for impairment	$1,628	$557	$177	$754	$141	$—	$3,257
Collectively evaluated for impairment	3,783	3,971	6,115	1,919	169	2,456	18,413
Total ending ALL	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
Loans:
Individually evaluated for impairment	$13,041	$9,339	$2,372	$2,011	$446	$—	$27,209
Collectively evaluated for impairment	554,702	565,356	188,699	267,900	16,320	—	1,592,977
Total ending loans balance	$567,743	$574,695	$191,071	$269,911	$16,766	$—	$1,620,186
For The Year Ended December 31, 2014
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	(3,444)
Recoveries	165	135	395	19	32	—	746
Provision (reduction)	(84)	334	1,752	436	73	(287)	2,224
Ending balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
ALL balance attributable to loans:
Individually evaluated for impairment	$1,220	$251	$168	$496	$104	$—	$2,239
Collectively evaluated for impairment	3,679	4,231	6,655	1,751	177	2,384	18,877
Total ending ALL	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans:
Individually evaluated for impairment	$9,656	$7,658	$1,853	$1,741	$271	$—	$21,179
Collectively evaluated for impairment	575,812	633,003	255,662	269,968	16,986	—	1,751,431
Total ending loans balance	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$1,772,610

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of March 31, 2015, the Company did not have any industry exposures exceeding 10% of the Company's total loan portfolio. At March 31, 2015, the two most significant industry exposures within the commercial real estate loan portfolio were: (i) non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) at 26%; and (ii) lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels) at 25%.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
March 31, 2015
Pass (Grades 1-6)	$572,006	$621,799	$245,990	$—	$—	$1,439,795
Performing	—	—	—	273,095	16,346	289,441
Special Mention (Grade 7)	3,416	8,022	5,588	—	—	17,026
Substandard (Grade 8)	9,051	27,640	6,185	—	—	42,876
Non-performing	—	—	—	1,689	253	1,942
Total	$584,473	$657,461	$257,763	$274,784	$16,599	$1,791,080
December 31, 2014
Pass (Grades 1-6)	$572,589	$606,387	$244,930	$—	$—	$1,423,906
Performing	—	—	—	269,968	16,986	286,954
Special Mention (Grade 7)	3,579	4,690	6,023	—	—	14,292
Substandard (Grade 8)	9,300	29,584	6,562	—	—	45,446
Non-performing	—	—	—	1,741	271	2,012
Total	$585,468	$640,661	$257,515	$271,709	$17,257	$1,772,610

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured by a specific event such as the closing of a pending sale contract. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2015
Residential real estate	$934	$288	$4,197	$5,419	$579,054	$584,473	$—	$5,630
Commercial real estate	1,133	784	1,633	3,550	653,911	657,461	—	4,083
Commercial	142	2	1,253	1,397	256,366	257,763	—	1,442
Home equity	684	354	1,052	2,090	272,694	274,784	—	1,689
Consumer	54	2	251	307	16,292	16,599	—	253
Total	$2,947	$1,430	$8,386	$12,763	$1,778,317	$1,791,080	$—	$13,097
December 31, 2014
Residential real estate	$1,206	$426	$4,531	$6,163	$579,305	$585,468	$—	$6,056
Commercial real estate	1,696	—	3,791	5,487	635,174	640,661	—	7,043
Commercial	456	269	1,139	1,864	255,651	257,515	—	1,529
Home equity	889	88	1,129	2,106	269,603	271,709	—	1,741
Consumer	28	—	254	282	16,975	17,257	—	271
Total	$4,275	$783	$10,844	$15,902	$1,756,708	$1,772,610	$—	$16,640

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $143,000 and $230,000 for the three months ended March 31, 2015 and 2014, respectively.

TDRs:

The Company takes a conservative approach in credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs, typically, involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions were granted.

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the NRV, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL as of:

	Number of Contracts		Recorded Investment		Specific Reserve
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Residential real estate	23	24	$3,659	$3,786	$591	$635
Commercial real estate	7	7	1,684	1,702	—	—
Commercial	9	9	429	426	13	10
Consumer and home equity	1	1	28	29	—	—
Total	40	41	$5,800	$5,943	$604	$645

At March 31, 2015, the Company had performing and non-performing TDRs of $4.4 million and $1.4 million, respectively. At December 31, 2014, the Company had performing and non-performing TDRs of $4.5 million and $1.5 million, respectively. As of March 31, 2015, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following represents loan modifications that occurred during the three months ended March 31, 2015 and 2014 that qualify as TDRs, by portfolio segment, and the associated specific reserve included within the ALL:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Residential real estate	—	1	$—	$136	$—	$149	$—	$45
Total	—	1	$—	$136	$—	$149	$—	$45

For the three months ended March 31, 2015, no loans were modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. For the three months ended March 31, 2014, one commercial loan with a recorded investment of $46,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:

Impaired loans consist of non-accrual loans and TDRs. All impaired loans are allocated a portion of the allowance to cover potential losses. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three months ended March 31, 2015 and 2014:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015:
With an allowance recorded:
Residential real estate	$7,338	$7,338	$1,103	$7,520	$29
Commercial real estate	2,256	2,265	278	2,446	—
Commercial	1,200	1,200	264	1,533	—
Home equity	1,387	1,387	488	1,410	—
Consumer	237	237	100	248	—
Ending Balance	12,418	12,427	2,233	13,157	29
Without an allowance recorded:
Residential real estate	1,765	2,289	—	2,253	2
Commercial real estate	2,440	2,748	—	3,264	8
Commercial	590	754	—	428	4
Home equity	302	505	—	303	—
Consumer	16	37	—	17	—
Ending Balance	5,113	6,333	—	6,265	14
Total impaired loans	$17,531	$18,760	$2,233	$19,422	$43
March 31, 2014:
With an allowance recorded:
Residential real estate	$10,091	$10,091	$1,628	$10,894	$29
Commercial real estate	7,845	7,844	557	7,252	5
Commercial	1,980	1,980	177	1,963	5
Home equity	1,593	1,593	754	1,557	—
Consumer	429	430	141	427	—
Ending Balance	21,938	21,938	3,257	22,093	39
Without an allowance recorded:
Residential real estate	2,950	3,371	—	2,345	5
Commercial real estate	1,494	2,088	—	1,735	10
Commercial	392	484	—	569	1
Home equity	418	594	—	418	—
Consumer	17	37	—	17	—
Ending Balance	5,271	6,574	—	5,084	16
Total impaired loans	$27,209	$28,512	$3,257	$27,177	$55

The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the year ended December 31, 2014:

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Residential real estate	$7,713	$7,713	$1,220	$9,524	$125
Commercial real estate	3,419	3,419	251	4,911	—
Commercial	1,390	1,390	168	2,466	8
Home equity	1,410	1,410	496	1,545	—
Consumer	254	254	104	358	—
Ending Balance	14,186	14,186	2,239	18,804	133
Without an allowance recorded:
Residential real estate	1,943	2,604	—	2,257	13
Commercial real estate	4,239	4,502	—	2,869	59
Commercial	463	606	—	791	11
Home equity	331	581	—	399	—
Consumer	17	37	—	21	—
Ending Balance	6,993	8,330	—	6,337	83
Total impaired loans	$21,179	$22,516	$2,239	$25,141	$216

Loan Sales:

For the three months ended March 31, 2015, the Company sold $4.8 million of 30-year fixed rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $129,000. At March 31, 2015, the Company had certain 30-year fixed rate mortgage loans with a total principal of $619,000 designated as held for sale. The Company has elected to record its loans held for sale at fair value. At March 31, 2015, the Company recorded an unrealized gain of $6,000 within non-operating income on its consolidated statements of income for the three months ended March 31, 2015.

The Company did not sell any loans on the secondary market for the three months ended March 31, 2014 nor have any loans designated as held for sale at March 31, 2014.

OREO:

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At March 31, 2015, the Company had 11 residential real estate properties and 5 commercial properties with a carrying value of $533,000 and $848,000, respectively, within OREO. At December 31, 2014, the Company had 11 residential real estate properties and 6 commercial properties with a carrying value of $575,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At March 31, 2015 and December 31, 2014, the Company had $4.5 million and $4.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 60% and 61%, respectively, of non-performing loans within the Company's residential, consumer and home equity portfolios.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $836.7 million and $843.2 million at March 31, 2015 and December 31, 2014, respectively. The carrying value of securities pledged as collateral was $743,000 and $833,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of March 31, 2015 and December 31, 2014 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
March 31, 2015 and December 31, 2014:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at March 31, 2015 and December 31, 2014	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the three months ended March 31, 2015 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2014	$17,300	$(14,161)	$3,139	$753	$(527)	$226
2015 amortization	—	(268)	(268)	—	(19)	(19)
Balance at March 31, 2015	$17,300	$(14,429)	$2,871	$753	$(546)	$207

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of March 31, 2015:

	Core Deposit Intangible	Trust Relationship Intangible
2015	$805	$56
2016	1,073	75
2017	993	76
Total	$2,871	$207

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended March 31, 2015 and 2014 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2015	2014
Service cost	$77	$67
Interest cost	106	114
Recognized net actuarial loss	54	35
Recognized prior service cost	5	5
Net period benefit cost(1)	$242	$221
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2015	2014
Service cost	$15	$11
Interest cost	29	33
Recognized net actuarial loss	6	2
Amortization of prior service credit	(6)	—
Net period benefit cost(1)	$44	$46
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 7 – STOCK-BASED COMPENSATION PLANS

In the first quarter of 2015, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the awards granted:

•
A total of 6,281 restricted stock awards and restricted stock units were granted at a fair value of $37.31 per share, based on the closing market price of the Company’s common stock on the March 6, 2015 grant date. The restricted stock awards vest pro-rata over a three-year period, while the restricted stock units vest pro-rata over a three-year period subject to the achievement of certain performance measures. The holders of the restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

•
9,379 shares of the Company's common stock were purchased under the MSPP at a one-third discount, based on the closing market price of the Company's common stock on the March 6, 2015 grant date of $37.31, in lieu of the officers and executive officers annual incentive bonus. The shares fully vest after two years of service from the grant date.

•
2,406 deferred stock awards were issued to certain executive officers under the DCRP. The stock awards have been determined to have a fair value of $38.85 per unit, based on the closing market price of the Company's common stock on the March 13, 2015 grant date.

•
84 unrestricted stock awards were issued to a newly appointed director of the Company under the Independent Directors' Equity Compensation Program. The unrestricted stock awards fully vested on the January 1, 2015 grant date. The fair value of the share awards issued was determined using the closing market price of the Company's stock on December 31, 2014 of $39.84 per unit.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis
Loans Held For Sale: The fair value of loans held for sale is determined using quoted secondary market prices or executed sales agreements and is classified as Level 2.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2015
Financial assets:
Loans held for sale	$625	$—	$625	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,085	—	5,085	—
Obligations of states and political subdivisions	23,167	—	23,167	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	384,722	—	384,722	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	333,381	—	333,381	—
Private issue collateralized mortgage obligations	5,809	—	5,809	—
Trading account assets	2,308	2,308	—	—
Customer interest rate swap agreements	2,073	—	2,073	—
Financial liabilities:
Interest rate swap agreements	10,570	—	10,570	—
Forward-starting interest rate swap agreements	376	—	376	—
Customer interest rate swap agreements	2,073	—	2,073	—
December 31, 2014
Financial assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,027	$—	$5,027	$—
Obligations of states and political subdivisions	26,777	—	26,777	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	—	381,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	—	343,897	—
Private issue collateralized mortgage obligations	6,054	—	6,054	—
Trading account assets	2,457	2,457	—	—
Customer interest rate swap agreements	1,140	—	1,140	—
Financial liabilities:
Interest rate swap agreements	9,143	—	9,143	—
Customer interest rate swap agreements	1,140	—	1,140	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to individually evaluate for impairment loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing NRV, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the NRV of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to NRV. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

MSRs:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of observable inputs for its assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Other assumptions include delinquency rates, servicing cost inflation and annual unit loan cost. MSRs are classified within Level 2 of the fair value hierarchy.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO and goodwill and other intangible assets.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at NRV, which is the fair value of the real estate, less estimate costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal or a broker’s opinion is used to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3.

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the first quarter of 2015 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances in the first quarter of 2015 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014. Not included in the table below because they are not recorded at fair value at March 31, 2015 and December 31, 2014 are: (i) impaired loans of $14.8 million and $17.6 million, respectively; (ii) MSRs reported of $65,000 and $319,000, respectively; and (iii) OREO properties of $305,000 and $305,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2015
Financial assets:
Collateral-dependent impaired loans	$2,684	$—	$—	$2,684
MSRs(1)	419	—	419	—
Non-financial assets:
OREO	1,076	—	—	1,076
December 31, 2014
Financial assets:
Collateral-dependent impaired loans	$3,581	$—	$—	$3,581
MSRs(1)	173	—	173	—
Non-financial assets:
OREO	1,282	—	—	1,282
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$1,447	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,237	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(7%)
OREO	1,076	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(15%)
			Estimated selling cost	0 - 10%	(9%)
December 31, 2014
Collateral-dependent impaired loans:
Partially charged-off	$1,569	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	2,012	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(22%)
			Estimated selling costs	10%	(10%)
OREO	1,282	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 68%	(21%)
			Estimated selling costs	6 - 10%	(9%)

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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at March 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$53,074	$53,074	$53,074	$—	$—
AFS securities	752,164	752,164	—	752,164	—
HTM securities	41,010	41,499	—	41,499	—
Trading account assets	2,308	2,308	2,308	—	—
Loans held for sale	625	625	—	625	—
Residential real estate loans	579,066	592,727	—	—	592,727
Commercial real estate loans	652,135	646,470	—	—	646,470
Commercial loans	250,046	248,584	—	—	248,584
Home equity loans	272,271	274,325	—	—	274,325
Consumer loans	16,297	16,691	—	—	16,691
MSRs(1)	484	1,150	—	1,150	—
Interest receivable	6,458	6,458	—	6,458	—
Customer interest rate swap agreements	2,073	2,073	—	2,073	—
Financial liabilities:
Deposits	$1,966,174	$1,968,582	$1,355,266	$613,316	$—
FHLB advances	56,020	57,843	—	57,843	—
Commercial repurchase agreements	30,086	31,395	—	31,395	—
Other borrowed funds	417,444	417,894		417,894	—
Junior subordinated debentures	44,050	44,050	—	44,050	—
Interest payable	536	536	536	—	—
Interest rate swap agreements	10,570	10,570	—	10,570	—
Forward-starting interest rate swap agreements	376	376		376
Customer interest rate swap agreements	2,073	2,073	—	2,073	—
(1) Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2014:

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

As of March 31, 2015, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies within the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	March 31, 2015	December 31, 2014
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$323,583	$303,815
Commercial and commercial real estate	48,290	47,066
Residential	15,525	10,975
Letters of credit	4,016	3,103
Other commitments	2,415	1,305
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Forward-starting interest rate swaps	50,000	—
Customer loan swaps	91,556	58,234

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

Interest Rate Swaps:
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $12.1 million in cash held as collateral.

The terms of the interest rate swap agreements are as follows:

					March 31, 2015	December 31, 2014
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,224)	$(1,092)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,873)	(2,511)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,824)	(2,434)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,486)	(1,279)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(2,163)	(1,827)
$43,000					$(10,570)	$(9,143)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the three months ended March 31, 2015 of $928,000, net of tax, was recorded in AOCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Forward-Starting Interest Rate Swaps:
In the first quarter of 2015, the Bank entered into two interest rate swap arrangements with the counterparty for a total notional amount of $50.0 million. Each derivative arrangement will commence on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these forward-starting interest rate swaps to mitigate its cost of borrowings exposure in a rising interest rate environment. The Bank has designated each arrangement as a hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income.

The Bank's arrangement with the counterparty require it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. At March 31, 2015, the Bank posted cash collateral with the counterparty of $400,000.

The terms of the interest rate swap agreements are as follows:

					March 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)
$25,000	2/25/2015	2/25/2018	30-Day FHLBB	1.54%	$(154)
25,000	2/25/2015	2/25/2019	30-Day FHLBB	1.74%	(222)
$50,000					$(376)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the three months ended March 31, 2015 of $244,000, net of tax, was recorded in AOCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Company enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure. At March 31, 2015 and December 31, 2014, the Company had interest rate swap agreements with a total notional amount of $45.8 million and $29.1 million, respectively, with its commercial customers, and interest rate swap agreements of equal notional amounts with a dealer bank. The Company's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition. The fair value of customer loan swaps at March 31, 2015 and December 31, 2014 were $2.1 million and $1.1 million, respectively.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position. At March 31, 2015, the Company posted cash collateral with our counterparty of $2.3 million.

Interest Rate Locks:
As part of originating residential mortgages, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments. At March 31, 2015 and December 31, 2014, based upon the pipeline of mortgage loans with rate lock commitments, the fair value of these commitments is immaterial to the Company's consolidated financial statements.

NOTE 10 – MERGER AND ACQUISITION ACTIVITY

On March 29, 2015, the Company and SBM Financial, Inc. ("SBM"), the holding company for The Bank of Maine, entered into an Agreement and Plan of Merger pursuant to which SBM will merge with and into the Company, effected through a two-step merger involving the Company's wholly-owned subsidiary, Atlantic Acquisitions, LLC; the separate corporate existence of SBM will thereupon cease and the Company will continue as the surviving corporation. It is anticipated that The Bank of Maine will merge with and into the Bank, with the Bank continuing as the surviving bank, concurrently with the merger. The anticipated closing date, pending regulatory and shareholder approval, is October 2015.

Consideration will be paid to SBM stockholders in a combination of stock and cash valued at approximately $135 million based on the Company's closing share price of $38.60 on March 27, 2015. Under the terms of the agreement, 80% of SBM common shares will be converted into the Company's common stock and the remaining 20% will be exchanged for cash. SBM stockholders will have the option to elect to receive either 5.421 shares of Camden National common stock or $206 in cash for each SBM common share, subject to proration to ensure that in the aggregate 80% of SBM shares will be converted into stock.

The Company estimates that upon completion of the merger, total assets, loans and deposits of the combined consolidated entities will approximate $3.6 billion, $2.4 billion and $2.6 billion, respectively.

In conjunction with the due diligence and announcement of the planned merger with SBM, the Company incurred certain non-recurring costs, including legal fees, investment banking fees, and other related expenses for the three months ended March 31, 2015 of $735,000. The Company expects to continue to incur related non-recurring costs through the closing of the planned merger with SBM. The non-recurring costs incurred related to the planned merger are presented on the consolidated statements of income within non-interest expense as merger and acquisition costs.

In accordance with the Internal Revenue Code, many of the aforementioned non-recurring costs are not deductible for income tax purposes. The impact to the Company's effective tax rate for the three months ended March 31, 2015 was an increase of 2.1%.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. There is a current proposal to defer the effective date by one year, changing it from December 15, 2016 to December 15, 2017 including interim periods within that reporting period. The proposed ASU update is expected to be issued during the second quarter of 2015. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-30): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU was issued as part of the FASB's simplification initiative to reduce complexity in accounting standards by eliminating the concept of extraordinary items. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU does not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU was issued to simplify the presentation of debt issuance costs as part of the FASB's simplification initiative. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance will be applied on a retrospective basis, which will require disclosure of this as a change in accounting principle. The Company does not expect the ASU to have a material effect on its consolidated financial statements.

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

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board ("FASB"), and other accounting standard setters;

•	the ability of the Company to successfully close its merger with SBM Financial, Inc. in October 2015;

•
the ability of the Company to obtain the requisite regulatory approval for the SBM Financial, Inc. merger without having to agree to material divestitures of assets, or the imposition of other adverse regulatory conditions; and

•	the ability of the Company to successfully integrate SBM Financial, Inc. and The Bank of Maine following closing of the transaction.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except to the extent required by applicable law or regulation.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses; accounting for acquisitions and the review of goodwill and other identifiable intangible assets for impairment; valuation of OREO; OTTI of investments; effectiveness of hedging derivatives; and accounting for postretirement plans, stock-based compensation, and income taxes. There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2014. Refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of the Company's critical accounting policies.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures. We believe these non-GAAP financial measures help investors in understanding the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP financial results, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding merger and acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income, excluding the net gain on sale of securities (the denominator).

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Non-interest expense, as presented	$16,801	$15,125
Less: merger and acquisition costs	735	—
Non-interest expense, adjusted	$16,066	$15,125
Net interest income, as presented	$19,437	$18,410
Add: effect of tax-exempt income	346	198
Non-interest income, as presented	6,144	5,685
Less: net gain on sale of securities	—	166
Net interest income and non-interest income, adjusted	$25,927	$24,127
Non-GAAP efficiency ratio	61.97%	62.69%
GAAP efficiency ratio	65.68%	62.77%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Net interest income, as presented	$19,437	$18,410
Add: effect of tax-exempt income	346	198
Net interest income, tax equivalent	$19,783	$18,608

Tangible Book Value Per Share and Tangible Shareholders' Equity To Tangible Assets.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end (the denominator). We believe this is a meaningful measure as it provides information to assess capital adequacy and is a common measure within our industry.

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

(Dollars In Thousands, Except per Share Data)	March 31, 2015	December 31, 2014
Tangible Book Value Per Share
Shareholders’ equity	$251,799	$245,109
Less: goodwill and other intangibles	47,884	48,171
Tangible shareholders’ equity	$203,915	$196,938
Shares outstanding at period end	$7,438,929	7,426,222
Tangible book value per share	$27.41	$26.52
Book value per share	$33.85	$33.01
Tangible Shareholders' Equity to Tangible Assets
Total assets	$2,811,204	$2,789,853
Less: goodwill and other intangibles	47,884	48,171
Tangible assets	$2,763,320	$2,741,682
Tangible shareholders' equity to tangible assets	7.38%	7.18%
Shareholders' equity to assets	8.96%	8.79%

Core Return On Average Tangible Shareholders' Equity: Core return on average tangible shareholders' equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of intangible assets, net of tax, (b) merger and acquisition costs, net of tax, and (c) gains on sale of securities, net of tax (the numerator) to (ii) average shareholders' equity, adjusted for goodwill and other intangible assets. We believe this is a meaningful measure of our financial performance as it reflects our return on tangible equity in our business, excluding the financial impact of transactions that are not reflective of our core operating activities and the amortization of intangible assets.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net income, as presented	$5,611	$5,715
Amortization of intangible assets, net of tax(1)	187	187
Merger and acquisition costs, net of tax(1)	653	—
Gains on sale of securities, net of tax(1)	—	(108)
Core tangible operating earnings	$6,451	$5,794
Average shareholders' equity	$247,732	$232,539
Less: average goodwill and other intangible assets	48,017	49,168
Average tangible shareholders' equity	$199,715	$183,371
Core return on average tangible shareholders' equity	13.10%	12.81%
Return on average shareholders' equity	9.19%	9.97%
(1) Assumed 35.0% tax rate

Core Operating Earnings, Core Basic and Diluted EPS, Core Return on Average Assets, and Core Return on Average Shareholders' Equity: The following tables provide a reconciliation of GAAP net income, GAAP basic and diluted EPS, GAAP return on average assets, and GAAP return on average shareholders' equity for the three months ended March 31, 2015 and 2014 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core basic and diluted EPS, core return on average assets and average tangible assets, and core return on average shareholders' equity to compare and assess financial results period-over-period.

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2015	2014
Core Operating Earnings:
Net income, as presented	$5,611	$5,715
Merger and acquisition costs, net of tax(1)	653	—
Gains on sale of securities, net of tax(1)	—	(108)
Core operating earnings	$6,264	$5,607
Core Basic EPS:
Basic EPS, as presented	$0.75	$0.76
Non-core transactions impact	0.09	(0.01)
Core basic EPS	$0.84	$0.75
Core Diluted EPS:
Diluted EPS, as presented	$0.75	$0.75
Non-core transactions impact	0.09	(0.01)
Core diluted EPS	$0.84	$0.74
Core Return on Average Assets:
Return on average assets, as presented	0.82%	0.89%
Non-core transactions impact	0.09%	(0.02)%
Core return on average assets	0.91%	0.87%
Core Return on Average Shareholders' Equity:
Return on average shareholders' equity, as presented	9.19%	9.97%
Non-core transactions impact	1.06%	(0.19)%
Core return on average shareholders' equity	10.25%	9.78%
(1) Assumed 35.0% tax rate

EXECUTIVE OVERVIEW

Net income and diluted EPS for the three months ended March 31, 2015 was $5.6 million and $0.75 per share, respectively, compared to net income and diluted EPS for the same period for 2014 of $5.7 million and $0.75 per share. The decrease in net income for the first quarter of 2015 of $104,000 compared to the first quarter of 2014 is the result of merger and acquisition costs incurred in connection with the definitive merger agreement with SBM Financial, Inc. ("SBM"), the parent company of The Bank of Maine, executed on March 29, 2015. The combined organizations will operate under the Camden National Bank name and brand. The merger is anticipated to close in October 2015, pending shareholder and regulatory approval. Additional details surrounding the planned merger can be found within Note 10 to the consolidated financial statements.

Our core operating earnings1 and core diluted EPS1, which excludes the effect of non-recurring transactions, for the three months ended March 31, 2015 was $6.3 million and $0.84 per share, respectively, representing an increase in core operating results of $657,000 and increase in diluted EPS of $0.10 per share over the same period for 2014. The increase in core operating earnings was due to the increase in net interest income for the first quarter of 2015 of $1.0 million driven by average loan growth of $189.8 million, or 12%, compared to the same period a year ago. Core return on average shareholders' equity1 and core return on average assets1 for the three months ended March 31, 2015 was 10.25% and 0.91%, respectively.

Total assets at March 31, 2015 were $2.8 billion, representing an increase of $21.4 million, or 1%, since year-end. Asset growth over the three month period was led by loan growth, including loans held for sale, of $19.1 million. We continue to see loan growth centered within the commercial real estate portfolio with net growth of $16.8 million since year-end.

Total deposits at March 31, 2015 increased $34.1 million to $2.0 billion since December 31, 2014. The increase was primarily attributable to growth in brokered deposits of $44.0 million. Core deposits (demand, interest checking, savings, and money market) decreased $7.3 million since year-end due to the seasonality and cyclical nature of deposit flows within our market.

Our asset quality over the past three months continue to improve, highlighted by our non-performing assets to total assets and non-performing loans to total loans of 0.67% and 0.98%, respectively, reaching pre-2008 recessionary levels.

Our shareholders' equity at March 31, 2015 was $251.8 million, representing a $6.7 million increase since year-end. Shareholders' equity as a percentage of total assets at March 31, 2015 and December 31, 2014 was 9%.

______________________________________________________________________________________________________
1 The following is a non-GAAP measure. Please refer to "—Non-GAAP Financial Meausres and Reconciliation to GAAP" for further details.

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

Net Interest Income - Three Months Ended March 31, 2015 and 2014. Net interest income earned on a fully-taxable equivalent basis for the first quarter of 2015 was $19.8 million, representing an increase of $1.2 million, or 6%, compared to the same period for 2014. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of $189.8 million, or 12%, to $1.8 billion for the three months ended March 31, 2015 compared to the same period for 2014. Over this period, our yield earned on loans decreased 14 basis points to 4.10%.

Total average funding liabilities for the three months ended March 31, 2015 were $2.5 billion, an increase of $155.2 million, or 7%, compared to the same period for 2014. The increase was primarily driven by higher average borrowings of $140.6 million. Our primary sources for borrowings continue to be brokered deposits and FHLB overnight and short-term advances. Average brokered deposit borrowings for the first quarter of 2015 were $225.6 million, an increase of $122.4 million over the same period for 2014, and average FHLBB overnight and short-term advances were $291.2 million, an increase of $4.5 million over the same period for 2014. Average core deposits for the first quarter of 2015 increased $39.3 million, or 3%, to $1.4 billion compared to the same period for 2014, whereas CD balances declined $24.7 million, or 7% to $313.5 million compared to the same period for 2014. Our average cost of funds for the first quarter of 2015 was 0.49%, representing a decrease of 3 basis points compared to the same period for 2014.

NIM for the three months ended March 31, 2015 decreased 1 basis point to 3.07% compared to the first quarter of 2014.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended March 31, 2015 and 2014:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2015			March 31, 2014
(Dollars In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$745,518	$3,978	2.13%	$793,696	$4,318	2.18%
Securities - nontaxable(1)	51,099	595	4.66%	32,709	452	5.52%
Trading account assets	2,455	3	0.44%	2,486	2	0.26%
Loans(2):
Residential real estate	585,581	6,014	4.11%	568,205	5,965	4.20%
Commercial real estate	652,770	6,958	4.26%	553,472	6,282	4.54%
Commercial(1)	243,068	2,364	3.89%	170,146	1,690	3.98%
Municipal(1)	10,551	100	3.85%	10,900	114	4.23%
Consumer	289,301	2,785	3.91%	288,725	2,768	3.89%
Total loans	1,781,271	18,221	4.10%	1,591,448	16,819	4.24%
Total interest-earning assets	2,580,343	22,797	3.54%	2,420,339	21,591	3.57%
Cash and due from banks	46,974			41,502
Other assets	178,469			165,762
Less: ALL	(21,228)			(21,604)
Total assets	$2,784,558			$2,605,999
Liabilities & Shareholders' Equity
Deposits:
Demand	$257,161	$—	—	$227,426	$—	—
Interest checking	480,580	85	0.07%	461,544	77	0.07%
Savings	266,032	38	0.06%	244,460	33	0.06%
Money market	390,568	289	0.30%	421,607	306	0.29%
Certificates of deposit	313,518	721	0.93%	338,211	803	0.96%
Total deposits	1,707,859	1,133	0.27%	1,693,248	1,219	0.29%
Borrowings:
Brokered deposits	225,635	396	0.71%	103,246	332	1.30%
Junior subordinated debentures	44,037	625	5.75%	43,935	625	5.77%
Other borrowings	522,109	860	0.67%	504,024	807	0.65%
Total borrowings	791,781	1,881	0.96%	651,205	1,764	1.10%
Total funding liabilities	2,499,640	3,014	0.49%	2,344,453	2,983	0.52%
Other liabilities	37,186			29,007
Shareholders' equity	247,732			232,539
Total liabilities & shareholders' equity	$2,784,558			$2,605,999

Net interest income (fully-taxable equivalent)		19,783			18,608
Less: fully-taxable equivalent adjustment		(346)			(198)
Net interest income		$19,437			$18,410

Net interest rate spread (fully-taxable equivalent)			3.05%			3.05%
Net interest margin (fully-taxable equivalent)			3.07%			3.08%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Provision and Allowance for Loan Losses
The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for credit losses for the three months ended March 31, 2015 and 2014 was $446,000 and $493,000, respectively. Please see “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Service charges on deposit accounts	$1,487	$1,469	$18	1%
Other service charges and fees	1,510	1,395	115	8%
Income from fiduciary services	1,220	1,184	36	3%
Brokerage and insurance commissions	449	478	(29)	(6)%
Bank-owned life insurance	422	306	116	38%
Mortgage banking income, net	239	72	167	232%
Net gain on sale of securities	—	166	(166)	N.M.
Other income	817	615	202	33%
Total non-interest income	$6,144	$5,685	$459	8%
Non-interest income as a percentage of total revenues(1)	24%	24%
(1) Revenue is defined as net interest income plus non-interest income.
Non-Interest Income - Three Months Ended March 31, 2015 and 2014. The significant changes in non-interest income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are:

•	An increase in other service charges and fees of $115,000 primarily driven by an increase in debit card income of $106,000, of which $54,000 was a one-time annual incentive fee.

•	An increase in bank-owned life insurance of $116,000 due to the additional $10.0 million investment made in the third quarter of 2014.

•
An increase in mortgage banking income of $167,000 as $4.8 million of loans were sold in the first quarter of 2015 for which servicing rights were retained, whereas no loan sales occurred in the first quarter of 2014. We recognized $129,000 of cash gains on loan sales during the first quarter of 2015.

•	A decrease on gains from sale of investment securities of $166,000 compared to the first quarter of 2014 as we did not sell any investment securities in the first quarter of 2015.

•
An increase in other income of $202,000 primarily driven by loan interest rate swap income of $219,000 in the first quarter of 2015 for which no related income was recorded in the first quarter of 2014.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$8,375	$7,980	$395	5%
Furniture, equipment and data processing	1,923	1,789	134	7%
Net occupancy	1,472	1,380	92	7%
Consulting and professional fees	591	518	73	14%
Other real estate owned and collection costs	562	513	49	10%
Regulatory assessments	510	481	29	6%
Amortization of intangible assets	287	287	—	—%
Other expenses	2,346	2,177	169	8%
Core operating expenses	16,066	15,125	941	6%
Merger and acquisition costs	735	—	735	N.M.
Total non-interest expense	$16,801	$15,125	$1,676	11%
Efficiency ratio (non-GAAP)	61.97%	62.69%

Non-Interest Expense - Three Months Ended March 31, 2015 and 2014. The significant changes in non-interest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are:

•
An increase in salaries and employee benefits of $395,000 is due to normal merit increases, hiring of key loan production personnel over the past year, and higher performance-based incentives based on first quarter performance.

•
An increase in furniture, equipment and data processing costs of $134,000 driven by internal systems and software upgrades over the past year to enhance the functionality and experience for our customers, ATM-related costs of $65,000, and one-time internal system conversion costs of $31,000.

•	An increase in net occupancy costs of $92,000 driven by the increase in heating, snow and ice removal costs this winter season of $91,000.

•
An increase in merger and acquisition costs of $735,000 due to the recent merger announcement with SBM Financial, Inc., the parent company of The Bank of Maine. These costs are primarily legal, investment banking, and other due diligence fees.

•
An increase in other expenses of $169,000 driven by an increase in marketing and donation costs of $76,000, primarily associated with our Hope@Home campaign for which we provide a $100 donation to a local homeless shelters for each loan made, and an increase in hiring fees of $35,000 associated with the recruitment and search for key positions at the Company.

FINANCIAL CONDITION

Overview
Total assets at March 31, 2015 were $2.8 billion, an increase of $21.4 million, or 1%, since December 31, 2014. The growth in total assets was primarily due to an increase in total loans (including loans held for sale) of $19.1 million since year-end. Total liabilities at March 31, 2015 were $2.6 billion, an increase of $14.7 million, or 1%, since year-end, which was primarily driven by an increase in brokered deposits of $44.0 million and decrease in FHLBB overnight and short-term borrowings of $33.1 million. Total shareholders’ equity at March 31, 2015 was $251.8 million, an increase of $6.7 million, or 3%, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, mortgage-backed securities (pass through securities and collateralized mortgage obligations), Non-Agency securities, and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At March 31, 2015, our total holdings in investment securities were $813.6 million, an increase of $9.9 million since December 31, 2014. For the three months ended March 31, 2015, we purchased $41.3 million of debt securities (of which $4.8 million were unsettled at March 31, 2015), received proceeds from the maturity of debt securities totaling $37.1 million, and saw an increase in the fair value of our investment portfolio of $5.8 million.

Of the debt securities purchased during the first three months of 2015, we classified $20.9 million of the municipal bonds purchased as HTM securities. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $20.3 million of debt securities purchased were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At March 31, 2015, we had a $3.8 million net unrealized gain on our AFS securities, net of tax, compared to a $319,000 net unrealized loss, net of tax, at December 31, 2014. The fair value of our AFS portfolio at March 31, 2015 improved since December 31, 2014 as long-term interest rates decreased.

Within our AFS portfolio, we hold senior tranches of private issue securities, which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. Since the time of purchase, the credit ratings for many of these Non-Agency securities were downgraded due to overall credit deterioration and, as of March 31, 2015, five of the seven investments are rated non-investment grade. At March 31, 2015, our Non-Agency securities had a total fair value of $5.8 million and had net unrealized gains of $52,000. We continue to evaluate and analyze our Non-Agency securities regularly for indications of potential credit deterioration, and, as of March 31, 2015, we estimate that the expected future credit losses is less than the OTTI previously recorded based on past estimates of credit losses. As such, we have concluded that no additional OTTI specific to credit losses is necessary to be recorded on our Non-Agency investment securities as of March 31, 2015.

We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. For the three months ended March 31, 2015, we did not sell any AFS securities. For the three months ended March 31, 2014, we sold certain AFS securities and recognized gains on the sale of these securities of $166,000. The overall mix of securities within our AFS portfolio at March 31, 2015 compared to December 31, 2014 has not changed significantly and this portfolio continues to be well positioned to provide a stable source of cash flow. The duration of our AFS securities decreased modestly to 3.51 years at March 31, 2015 from 3.58 years at December 31, 2014. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2014. Refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company's process and methodology.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 90% of our loan portfolio at March 31, 2015; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. At March 31, 2015, total loans (including loans held for sale) of $1.8 billion increased $19.1 million, or 1%, since December 31, 2014. Loan growth continues to be centered within our commercial real estate, which accounted for $16.8 million of our loan growth in the first quarter of 2015. The retail portfolio (including loans held for sale) grew $2.1 million since year-end, even with loan sales of $4.8 million of 30-year fixed rate mortgage loans in the first quarter of 2015, which generated $129,000 of gains on sale.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	March 31, 2015	December 31, 2014
Residential real estate loans	$585,008	$585,996
Commercial real estate loans	657,461	640,661
Commercial loans	257,763	257,515
Home equity loans	274,784	271,709
Consumer loans	16,599	17,257
Deferred loan fees, net of costs	(535)	(528)
Total loans	$1,791,080	$1,772,610
Commercial Loan Portfolio	$915,224	$898,176
Retail Loan Portfolio	875,856	874,434
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession. Our non-performing assets to total assets ratio at March 31, 2015 was 0.67%, which is the lowest seen by us since pre-2008 recessionary levels.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Non-accrual loans:
Residential real estate	$5,630	$6,056
Commercial real estate	4,083	7,043
Commercial	1,442	1,529
Consumer and home equity loans	1,942	2,012
Total non-accrual loans	13,097	16,640
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,433	4,539
Total non-performing loans	17,530	21,179
Other real estate owned	1,381	1,587
Total non-performing assets	$18,911	$22,766
Non-accrual loans to total loans	0.73%	0.94%
Non-performing loans to total loans	0.98%	1.19%
ALL to non-performing loans	121.30%	99.79%
Non-performing assets to total assets	0.67%	0.82%
ALL to non-performing assets	112.45%	92.83%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2015, potential problem loans totaled $39,000 as compared to $162,000 at December 31, 2014.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Accruing loans 30-89 days past due:
Residential real estate	$798	$1,303
Commercial real estate	959	381
Commercial	144	656
Consumer and home equity loans	707	891
Total accruing loans 30-89 days past due	$2,608	$3,231
Accruing loans 30-89 days past due to total loans	0.15%	0.18%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2014
(Dollars in Thousands)	2015	2014
ALL at the beginning of the period	$21,116	$21,590	$21,590
Provision for loan losses	440	492	2,224
Charge-offs:
Residential real estate loans	113	183	785
Commercial real estate	55	171	361
Commercial loans	159	219	1,544
Consumer and home equity loans	97	76	754
Total loan charge-offs	424	649	3,444
Recoveries:
Residential real estate loans	3	92	165
Commercial real estate loans	10	39	135
Commercial loans	104	96	395
Consumer and home equity loans	16	10	51
Total loan recoveries	133	237	746
Net charge-offs	291	412	2,698
ALL at the end of the period	$21,265	$21,670	$21,116
Components of allowance for credit losses:
Allowance for loan losses	$21,265	$21,670	$21,116
Liability for unfunded credit commitments	23	22	17
Balance of allowance for credit losses at end of the period	$21,288	$21,692	$21,133
Average loans	$1,781,271	$1,591,448	$1,681,297
Net charge-offs (annualized) to average loans	0.07%	0.10%	0.16%
Provision for loan losses (annualized) to average loans	0.10%	0.12%	0.13%
ALL to total loans	1.19%	1.34%	1.19%
ALL to net charge-offs (annualized)	1,830.75%	1,313.23%	782.45%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. For the three months ended March 31, 2015, we provided $440,000 of expense to the ALL compared to $492,000 for the same period for 2014. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in annualized net charge-offs of 3 basis points for the three months ended March 31, 2015 compared to the same period for 2014, as well as a decline in loans 30-89 days past due to total loans of 14 basis points to 0.15% and non-accrual loans of 62 basis points to 0.73% compared to the same period for 2014. Furthermore, we have seen improvement in our asset quality metrics due to the aforementioned general economic improvement of our borrowers and due to the strong loan growth throughout 2014 for which less of an ALL needs to be provided for.

Overall, Maine's economy continued to show moderate improvement throughout 2014 and the first quarter of 2015. Maine's recovery continues to lag the national recovery and forecasts continue to reinforce a recovery through 2016 and 2017. The recent decrease in oil and gas prices across the nation has directly benefited Maine's consumers. Despite modest improvements, consumer pressures are expected to continue until sustainable growth in employment and personal incomes throughout Maine rebound. We remain vigilant in the monitoring of asset quality and continue to be proactive in resolving credit issues and managing through the economic cycle.

We believe the ALL of $21.3 million, or 1.19% of total loans and 121.30% of total non-performing loans, at March 31, 2015 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. If conditions deteriorate, however, the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits (including brokered deposits) at March 31, 2015 were $2.0 billion, an increase of $34.1 million since December 31, 2014. The increase was driven by the increase in brokered deposits of $44.0 million, while core deposits and CDs decreased $7.3 million and $2.6 million, respectively. We increased our brokered deposits borrowings as we were able to receive short-term funding at a lower cost through non-reciprocal CDARS than available through the FHLBB's overnight program.

Total borrowings at March 31, 2015 were $547.6 million, a decrease of $29.4 million since December 31, 2014. The decrease in borrowings was primarily due to the reduction in FHLBB overnight and short-term advances of $33.1 million as we utilized brokered deposits to support funding needs as more attractive short-term interest rates were available.

Shareholders' Equity. Total shareholders' equity at March 31, 2015 was $251.8 million, representing an increase of $6.7 million, or 3%, since December 31, 2014. Shareholders' equity increased as net income of $5.6 million was earned in the first quarter of 2015 and OCI of $3.0 million, net of tax, was recorded as interest rates fell favoring the AFS investments portfolio. We declared a dividend of $0.30 per share for shareholders of record on April 16, 2015 in the first quarter of 2015 totaling $2.2 million, which partially offset the increase in shareholders' equity.
The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31, 2014
	2015	2014
Return on average assets	0.82%	0.89%	0.92%
Return on average shareholders' equity	9.19%	9.97%	10.37%
Average equity to average assets	8.90%	8.92%	8.83%
Dividend payout ratio	39.73%	35.21%	33.73%
Book value per share	$33.85	$30.93	$33.01
Tangible book value per share	$27.41	$24.38	$26.52
Dividends declared per share	$0.30	$0.27	$1.11

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2015 and 2014, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2015, average deposits (excluding brokered deposits) of $1.7 billion increased $14.6 million, compared to the same period in 2014. Average core deposits of $1.4 billion for the three months ended March 31, 2015 increased $39.3 million compared to the same period in 2014, while CDs decreased $24.7 million to $313.5 million. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, which totaled $78.0 million at March 31, 2015, fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2015, average total borrowings (including brokered deposits) increased $140.6 million compared to the same period for 2014. The increase in average borrowings was driven by an increase brokered deposits of $122.4 million. The increase in average borrowings was to fund our strong loan growth during 2014 and through the first quarter of 2015. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the Fed Discount Window of $56.8 million as of March 31, 2015. We had no outstanding balances on these lines of credit at March 31, 2015. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company, also, has a $10.0 million line of credit with a maturity date of December 20, 2015. We had no outstanding balance on these lines of credit at March 31, 2015.

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

CAPITAL RESOURCES

Effective January 1, 2015, the Company implemented the Basel III regulatory capital framework. These new rules and framework revised minimum capital requirements and adjusted prompt corrective action thresholds. We are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Under the Basel III regulatory capital framework, the quantitative measures established to ensure capital adequacy require us to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets, or leverage ratio (as defined in the applicable regulations). These guidelines apply to us on a consolidated basis. Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. In addition to these requirements, banking organization must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019.

Our risk-based capital ratios, and those of the Bank, exceeded regulatory guidelines at March 31, 2015 under the newly implemented Basel III regulatory capital framework. Our risk-based capital ratios under prior rules at December 31, 2014 and March 31, 2014 also exceeded regulatory capital requirements under previous regulatory capital requirements in place. The following table presents the Company's regulatory capital ratios at the periods indicated:

	Current Regulatory Guidance			Prior Regulatory Guidance
	March 31, 2015	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2014	March 31, 2014	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
Camden National Corporation:
Total risk-based capital ratio	14.79%	8.00%	N/A	15.16%	15.89%	8.00%	N/A
Tier I risk-based capital ratio	13.65%	6.00%	N/A	13.97%	14.64%	4.00%	N/A
Common equity Tier I risk-based capital ratio(1)	11.35%	4.50%	N/A	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	9.30%	4.00%	N/A	9.26%	9.27%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	13.48%	8.00%	10.00%	13.85%	14.46%	8.00%	10.00%
Tier I risk-based capital ratio	12.33%	6.00%	8.00%	12.65%	13.21%	4.00%	6.00%
Common equity Tier I risk-based capital ratio(1)	12.33%	4.50%	6.50%	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	8.42%	4.00%	5.00%	8.38%	8.35%	4.00%	5.00%
(1) Common equity Tier I risk-based capital ratio was a new risk-based capital ratio implemented with Basel III on January 1, 2015.

Although the junior subordinated debentures are recorded as a liability on our consolidated statements of condition, we are permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the junior subordinated debentures in our calculation of risk-based capital. At March 31, 2015, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $251.8 million, $245.1 million and $231.5 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2014.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $2.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $3.2 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2015, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$4,016	$4,016	$—	$—	$—
Commercial Commitment Letters	48,290	48,290	—	—	—
Residential Loan Origination	15,525	15,525	—	—	—
Home Equity Line of Credit Commitments	323,583	112,566	13,708	6,841	190,468
Other Commitments to Extend Credit	2,415	2,415	—	—	—
Total	$393,829	$182,812	$13,708	$6,841	$190,468

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2015, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$6,282	$1,267	$2,028	$1,276	$1,711
Capital Leases(1)	1,415	129	253	253	780
FHLBB Borrowings	311,020	266,020	45,000	—	—
Commercial Repurchase Agreements	30,086	—	30,086	—	—
Retail Repurchase Agreements	161,475	161,475	—	—	—
Junior Subordinated Debentures	44,050	—	—	—	44,050
Other Contractual Obligations	2,286	2,286	—	—	—
Total	$556,614	$431,177	$77,367	$1,529	$46,541
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $8,000.

Borrowings from the FHLBB consist of short- and long-term fixed- and variable-rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain pledged investment securities and other qualified assets. Other borrowed funds include securities sold under repurchase agreements and our junior subordinated debentures scheduled to mature in 2036. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, junior subordinated debentures and the related payments are made during the normal course of business.

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

At March 31, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. In February 2015, we entered into two forward interest rate swap agreements with a counterparty for a total notional of $50.0 million. These arrangements are scheduled to commence on February 25, 2016 and will provide us fixed rate borrowings for a 2 and 3 year period at interest rates of 1.54% and 1.74%, respectively. Refer to Note 9 to the consolidated financial statements for additional details of these arrangements, including the fair value as of March 31, 2015 and the accounting treatment.

At March 31, 2015, we had a notional amount of $45.8 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business. Refer to Note 9 to the consolidated financial statements for additional details of these arrangements, including the fair value as of March 31, 2015 and the accounting treatment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss to earnings, capital and the economic values of certain assets and liabilities arising from adverse changes to interest rates, foreign currency exchange rates, and equity prices. Our only significant market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Bank’s board of directors, and are reviewed and approved annually. The Board ALCO delegates responsibility for carrying out the asset/liability management policies to Management ALCO. In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated interest rate risk sensitivity, policy limits and overall market interest rate levels/trends. Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks. Management ALCO manages interest rate risk by using two risk measurement techniques: (i) simulation of net interest income and (ii) simulation of economic value of equity. These measures are complementary and provide for both short and long-term risk profiles of the Company.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income, the primary component of our earnings. Board ALCO and Management ALCO utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Board ALCO and Management ALCO routinely monitor simulated net interest income sensitivity over a rolling five-year horizon.

The simulation model captures the impact of changing interest rates, interest rate indices and spreads, rate caps and floors on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. The simulation of net interest income also requires a number of key assumptions such as: (i) no balance sheet growth, (ii) the future balance sheet mix, including prepayment assumptions for loans and securities projected under each rate scenario, (iii) new business loan rates that are based on recent origination experience, (iv) deposit pricing assumptions, and (v) non-maturity decay rates estimates. These assumptions can be inherently uncertain, and, as a result, actual results may differ from the simulation forecasts due to the timing, magnitude and frequency of rate changes, future business conditions and unanticipated changes in management strategies. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon given a 200 bp upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the three months ended March 31, 2015 and 2014, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	March 31, 2015	March 31, 2014
Year 1
+200 bp	(5.73)%	(5.49)%
-100 bp	(0.88)%	(0.51)%
Year 2
+200 bp	(6.12)%	(5.39)%
-100 bp	(6.21)%	(4.58)%

The most significant factors affecting the changes in market risk exposure for the three months ended March 31, 2015 were loan growth, an increasing mix of variable loans and short-term funding. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income also remains flat. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to decrease as loans and investment cash flow reprice into lower yields primarily due to prepayments while there is limited ability to reduce the cost of funds. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, cost of funds stabilize and the reinvestment of loan and investment cash flows reprice to higher yields but is insufficient to exceed our base net interest income. In year's three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base as the balance sheet shifts to being asset sensitive from liability sensitive.

The economic value of equity at risk simulation is conducted in tandem with the net interest income simulations, to determine a longer term view of the Company’s interest rate risk position by capturing longer-term re-pricing risk and option-risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. The economic value of equity at risk simulation values only the current balance sheet. As with net interest income modeling, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing betas and non-maturity deposit decay rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to a periodic review.

Our base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

	Economic Value of Equity
	March 31, 2015	March 31, 2014
+200 bp	8.47%	8.59%
+100 bp	9.01%	9.50%
Base	9.44%	10.28%
-100 bp	9.49%	9.77%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At March 31, 2015, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest rate swap agreements related to our short-term funding and $91.6 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
The following Risk Factors are in addition to the Risk Factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

If the proposed merger of SBM Financial, Inc. with and into Camden National Corporation is not completed, both Camden and SBM will have incurred substantial expenses without their shareholders realizing the expected benefits.

On March 29, 2015, Camden National Corporation (“Camden”) and SBM Financial, Inc. ("SBM"), the holding company for The Bank of Maine, entered into an Agreement and Plan of Merger pursuant to which SBM will merge with and into the Company, effected through a two-step merger involving the Company's wholly-owned subsidiary, Atlantic Acquisitions, LLC. Camden and SBM have incurred, and will continue to incur, substantial expenses in connection with the transactions described in this proxy statement/prospectus. If the merger is not completed, these expenses may have a material adverse impact on the operating results of Camden and SBM.

Camden may be unable to successfully integrate SBM’s operations and retain SBM’s key employees.

The merger involves the integration of two companies that previously operated independently. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The integration of the two companies may require the experience and expertise of certain of SBM’s key employees and we cannot assure you that Camden will be successful in retaining these employees for the time period necessary to successfully integrate SBM’s operations with those of Camden. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.

Unanticipated costs relating to the merger could reduce Camden’s future earnings per share.

The success of the merger will depend, in part, on Camden's ability to realize the anticipated benefits and cost savings from combining the business of Camden with SBM. It is possible that Camden will not be able to achieve expected synergies related to the merger or could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, which could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger may not be as accretive as expected or could even have a dilutive effect on the combined company’s earnings per share.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
2.1
Agreement and Plan of Merger dated as of March 29, 2015 by and among Camden National Corporation, Atlantic Acquisitions, LLC, and SBM Financial, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on March 30, 2015).

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-K filed with the Commission on March 12, 2014).

10.1+*	Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 31, 2015.

10.2+*	Amendment to Camden National Corporation Executive Deferred Compensation Plan, dated as of March 31, 2015.

10.3	Form of SBM Financial, Inc. Voting Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 30, 2015).

10.4
Consulting Agreement by and between Camden National Bank and John W. Everets dated March 29, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 30, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 7, 2015
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	May 7, 2015
Deborah A. Jordan	Date
Chief Operating Officer and Chief Financial Officer and
Principal Financial & Accounting Officer