Form 10-Q
period 2015-06-30
CAMDEN NATIONAL CORP
filed 2015-08-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Outstanding at August 4, 2015:  Common stock (no par value) 7,452,795 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Number of Shares)	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$55,495	$60,813
Securities:
Available-for-sale securities, at fair value	742,356	763,063
Held-to-maturity securities, at amortized cost	60,234	20,179
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,401	20,391
Total securities	822,991	803,633
Loans held for sale	1,426	—
Loans	1,807,007	1,772,610
Less: allowance for loan losses	(21,194)	(21,116)
Net loans	1,785,813	1,751,494
Bank-owned life insurance	58,624	57,800
Goodwill and other intangible assets	47,596	48,171
Premises and equipment, net	23,615	23,886
Deferred tax assets	13,682	14,434
Interest receivable	6,752	6,017
Other real estate owned	651	1,587
Other assets	21,276	22,018
Total assets	$2,837,921	$2,789,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$279,146	$263,013
Interest checking	501,980	480,521
Savings and money market	643,658	653,708
Certificates of deposit	310,301	317,123
Brokered deposits	246,046	217,732
Total deposits	1,981,131	1,932,097
Federal Home Loan Bank advances	56,001	56,039
Other borrowed funds	464,021	476,939
Junior subordinated debentures	44,075	44,024
Accrued interest and other liabilities	38,153	35,645
Total liabilities	2,583,381	2,544,744
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,449,645 and 7,426,222 shares as of June 30, 2015 and December 31, 2014, respectively	41,919	41,555
Retained earnings	220,309	211,979
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(181)	(319)
Net unrealized losses on derivative instruments, net of tax	(5,421)	(5,943)
Net unrecognized losses on postretirement plans, net of tax	(2,086)	(2,163)
Total accumulated other comprehensive loss	(7,688)	(8,425)
Total shareholders’ equity	254,540	245,109
Total liabilities and shareholders’ equity	$2,837,921	$2,789,853

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and Per Share Data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$19,342	$17,757	$37,426	$34,537
Interest on U.S. government and sponsored enterprise obligations	3,717	4,124	7,589	8,354
Interest on state and political subdivision obligations	493	314	880	608
Interest on federal funds sold and other investments	105	89	210	176
Total interest income	23,657	22,284	46,105	43,675
Interest Expense
Interest on deposits	1,544	1,565	3,073	3,116
Interest on borrowings	847	845	1,707	1,652
Interest on junior subordinated debentures	631	631	1,256	1,256
Total interest expense	3,022	3,041	6,036	6,024
Net interest income	20,635	19,243	40,069	37,651
Provision for credit losses	254	643	700	1,136
Net interest income after provision for credit losses	20,381	18,600	39,369	36,515
Non-Interest Income
Service charges on deposit accounts	1,593	1,620	3,080	3,089
Other service charges and fees	1,584	1,543	3,094	2,938
Income from fiduciary services	1,328	1,349	2,548	2,533
Brokerage and insurance commissions	502	459	951	937
Bank-owned life insurance	402	292	824	598
Mortgage banking income, net	346	70	585	142
Net gain on sale of securities	—	285	—	451
Other income	555	891	1,375	1,508
Total non-interest income	6,310	6,509	12,457	12,196
Non-Interest Expense
Salaries and employee benefits	8,484	8,301	16,859	16,281
Furniture, equipment and data processing	1,902	1,743	3,825	3,532
Net occupancy	1,239	1,270	2,711	2,650
Consulting and professional fees	673	782	1,264	1,300
Regulatory assessments	511	485	1,021	966
Other real estate owned and collection costs	449	515	1,011	1,028
Amortization of intangible assets	287	287	574	574
Merger and acquisition costs	128	—	863	—
Other expenses	2,484	2,409	4,830	4,586
Total non-interest expense	16,157	15,792	32,958	30,917
Income before income taxes	10,534	9,317	18,868	17,794
Income Taxes	3,341	3,001	6,064	5,763
Net Income	$7,193	$6,316	$12,804	$12,031

Per Share Data
Basic earnings per share	$0.97	$0.85	$1.72	$1.60
Diluted earnings per share	$0.96	$0.85	$1.71	$1.60
Weighted average number of common shares outstanding	7,446,156	7,430,709	7,438,626	7,479,461
Diluted weighted average number of common shares outstanding	7,467,365	7,450,639	7,459,464	7,500,318

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net Income	$7,193	$6,316	$12,804	$12,031
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities arising during the period, net of tax of $2,138, ($2,897), ($74) and ($3,938), respectively	(3,970)	5,381	138	7,314
Reclassification of gains included in net income, net of tax of $0, $100, $0 and $158, respectively(1)	—	(185)	—	(293)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(3,970)	5,196	138	7,021
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of ($913), $437, ($282), and $1,020, respectively	1,694	(812)	522	(1,895)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($20), ($12), ($41) and ($27), respectively(2)	39	20	77	47
Other comprehensive income (loss)	(2,237)	4,404	737	5,173
Comprehensive Income	$4,956	$10,720	$13,541	$17,204
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	12,031	—	12,031
Other comprehensive income, net of tax	—	—	—	5,173	5,173
Stock-based compensation expense	—	431	—	—	431
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	22,887	152	—	—	152
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($0.54 per share)	—	—	(4,008)	—	(4,008)
Balance at June 30, 2014	7,421,445	$41,211	$203,683	$(7,174)	$237,720

Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	12,804	—	12,804
Other comprehensive income, net of tax	—	—	—	737	737
Stock-based compensation expense	—	410	—	—	410
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	23,423	375	—	—	375
Equity issuance costs	—	(421)	—	—	(421)
Cash dividends declared ($0.60 per share)	—	—	(4,474)	—	(4,474)
Balance at June 30, 2015	7,449,645	$41,919	$220,309	$(7,688)	$254,540

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In Thousands)	2015	2014
Operating Activities
Net Income	$12,804	$12,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	700	1,136
Depreciation expense	1,446	1,459
Investment securities amortization and accretion, net	1,049	831
Stock-based compensation expense	410	431
Amortization of intangible assets	574	574
Net gain on sale of investment securities	—	(451)
Net increase in other real estate owned valuation allowance and loss on disposition	216	43
Originations of mortgage loans held for sale	(13,949)	(399)
Proceeds from the sale of mortgage loans	12,833	416
Gain on sale of mortgage loans	(292)	(17)
Increase in other assets	(992)	(1,758)
(Decrease) increase in other liabilities	(143)	271
Net cash provided by operating activities	14,656	14,567
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	76,042	75,517
Purchase of available-for-sale securities	(56,005)	(29,036)
Purchase of held-to-maturity securities	(36,334)	(9,847)
Net increase in loans	(36,747)	(118,348)
Purchase of Federal Home Loan Bank stock	(10)	(706)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	—	51
Proceeds from the sale of other real estate owned	2,268	890
Recoveries of previously charged-off loans	285	383
Purchase of premises and equipment	(1,117)	(494)
Net cash used by investing activities	(51,618)	(81,590)
Financing Activities
Net increase in deposits	49,085	43,725
Proceeds from Federal Home Loan Bank long-term advances	10,000	—
Repayments on Federal Home Loan Bank long-term advances	(10,038)	(36)
Net (decrease) increase in other borrowed funds	(12,883)	34,832
Registration statement costs	(421)	—
Common stock repurchased	—	(7,475)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	375	152
Cash dividends paid on common stock	(4,474)	(4,065)
Net cash provided by financing activities	31,644	67,133
Net (decrease) increase in cash and cash equivalents	(5,318)	110
Cash and cash equivalents at beginning of period	60,813	51,355
Cash and cash equivalents at end of period	$55,495	$51,465
Supplemental information
Interest paid	$3,040	$6,075
Income taxes paid	4,350	3,720
Transfer from loans to other real estate owned	1,548	955
Held-to-maturity securities purchased but unsettled	3,888	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2015 and December 31, 2014, the consolidated statements of income for the three and six months ended June 30, 2015 and 2014, the consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and six months ended June 30, 2015 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2014 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	FASB:	Financial Accounting Standards Board
Act:	Medicare Prescription Drug, Improvement and Modernization Act	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FHLB:	Federal Home Loan Bank
ALCO:	Asset/Liability Committee	FHLBB:	Federal Home Loan Bank of Boston
ALL:	Allowance for loan losses	FRB:	Federal Reserve Bank
AOCI:	Accumulated other comprehensive income (loss)	Freddie Mac:	Federal Home Loan Mortgage Corporation
ASC:	Accounting Standards Codification	GAAP:	Generally accepted accounting principles in the United States
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
BSA:	Bank Secrecy Act	MaineHousing:	Maine State Housing Authority
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
CDARS:	Certificate of Deposit Account Registry System	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSRs:	Mortgage servicing rights
Company:	Camden National Corporation	MSPP:	Management Stock Purchase Plan
CSV:	Cash surrender value	OTTI:	Other-than-temporary impairment
CMO:	Collateralized mortgage obligation	NIM:	Net interest margin on a fully-taxable basis
DCRP:	Defined Contribution Retirement Plan	N.M.:	Not meaningful
EPS:	Earnings per share	Non-Agency:	Non-agency private issue collateralized mortgage obligation

NRV:	Net realizable value	TBM:	The Bank of Maine
OCC:	Office of the Comptroller of the Currency	TDR:	Troubled-debt restructured loan
OCI:	Other comprehensive income (loss)	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
OFAC:	Office of Foreign Assets Control	U.S.:	United States of America
OREO:	Other real estate owned	2003 Plan:	2003 Stock Option and Incentive Plan
SBM:	SMB Financial, Inc., the parent company of The Bank of Maine	2012 Plan:	2012 Equity and Incentive Plan
SERP:	Supplemental executive retirement plans	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,193	$6,316	$12,804	$12,031
Dividends and undistributed earnings allocated to participating securities(1)	(23)	(19)	(40)	(37)
Net income available to common shareholders	$7,170	$6,297	$12,764	$11,994
Weighted-average common shares outstanding for basic EPS	7,446,156	7,430,709	7,438,626	7,479,461
Dilutive effect of stock-based awards(2)	21,209	19,930	20,838	20,857
Weighted-average common and potential common shares for diluted EPS	7,467,365	7,450,639	7,459,464	7,500,318
Earnings per common share:
Basic EPS	$0.97	$0.85	$1.72	$1.60
Diluted EPS	$0.96	$0.85	$1.71	$1.60
Awards excluded from the calculation of diluted EPS(3):
Stock options	15,250	14,750	15,250	14,750
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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,967	$84	$—	$5,051
Obligations of states and political subdivisions	21,192	481	—	21,673
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,403	5,083	(3,219)	383,267
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	329,577	1,483	(4,187)	326,873
Private issue collateralized mortgage obligations	5,495	73	(76)	5,492
Total AFS securities	$742,634	$7,204	$(7,482)	$742,356
HTM Securities:
Obligations of states and political subdivisions	$60,234	$277	$(702)	$59,809
Total HTM securities	$60,234	$277	$(702)	$59,809
December 31, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,962	$65	$—	$5,027
Obligations of states and political subdivisions	26,080	697	—	26,777
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,657	5,656	(2,005)	381,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	348,855	953	(5,911)	343,897
Private issue collateralized mortgage obligations	5,999	63	(8)	6,054
Total AFS securities	$763,553	$7,434	$(7,924)	$763,063
HTM Securities:
Obligations of states and political subdivisions	$20,179	$265	$(19)	$20,425
Total HTM securities	$20,179	$265	$(19)	$20,425

Net unrealized losses on AFS securities at June 30, 2015 included in AOCI amounted to $181,000, net of a deferred tax benefit of $97,000. Net unrealized losses on AFS securities at December 31, 2014 included in AOCI amounted to $319,000, net of a deferred tax benefit of $172,000.

During the first six months of 2015, the Company purchased investment securities totaling $96.2 million. The Company designated $56.0 million as AFS securities and $40.2 million as HTM securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2015 and December 31, 2014, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$120,190	$(1,360)	$58,881	$(1,859)	$179,071	$(3,219)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	34,272	(312)	154,439	(3,875)	188,711	(4,187)
Private issue collateralized mortgage obligations	1,704	(76)	—	—	1,704	(76)
Total AFS securities	$156,166	$(1,748)	$213,320	$(5,734)	$369,486	$(7,482)
HTM Securities:
Obligations of states and political subdivisions	$40,243	$(702)	$—	$—	$40,243	$(702)
Total HTM securities	$40,243	$(702)	$—	$—	$40,243	$(702)
December 31, 2014
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$42,856	$(171)	$125,439	$(1,834)	$168,295	$(2,005)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	75,723	(432)	182,512	(5,479)	258,235	(5,911)
Private issue collateralized mortgage obligations	1,785	(8)	—	—	1,785	(8)
Total AFS securities	$120,364	$(611)	$307,951	$(7,313)	$428,315	$(7,924)
HTM Securities:
Obligations of states and political subdivisions	$5,756	$(19)	$—	$—	$5,756	$(19)
Total HTM securities	$5,756	$(19)	$—	$—	$5,756	$(19)

At June 30, 2015, the Company held 137 investment securities with a fair value of $409.7 million with unrealized losses totaling $8.2 million that are considered temporary. Of these, the Company had 36 MBS and CMO investments with a fair value of $213.3 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At June 30, 2015, the Company did not have any Non-Agency investments in an unrealized loss position for 12 months or more. At June 30, 2015, gross unrealized losses on the Company's AFS and HTM securities were 1% of amortized cost.

Stress tests are performed monthly on the Company's Non-Agency investments, which are higher risk bonds within the investment portfolio, using current statistical data to determine expected cash flows and forecast potential losses. The results of the stress tests during the first six months of 2015 and 2014 indicated potential future credit losses that were lower than previously recorded OTTI and, as such, no additional OTTI was recorded during the first six months of 2015 or 2014.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2015 until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales of securities	$—	$16,258	$—	$25,695
Gross realized gains	—	285	—	451
Gross realized losses	—	—	—	—

For the three months ended June 30, 2015, the Company did not sell any investment securities. For the three months ended June 30, 2014, the Company sold certain AFS securities with a total carrying value of $16.0 million and recorded net gains on the sale of AFS securities of $285,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

For the six months ended June 30, 2015, the Company did not sell any investment securities. For the six months ended June 30, 2014, the Company sold certain AFS securities with a total carrying value of $25.2 million and recorded net gains on the sale of AFS securities of $451,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

Securities Pledged
At June 30, 2015 and December 31, 2014, securities with an amortized cost of $479.6 million and $486.2 million and estimated fair values of $478.7 million and $485.6 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$3,131	$3,188
Due after one year through five years	89,497	89,995
Due after five years through ten years	103,955	105,684
Due after ten years	546,051	543,489
	$742,634	$742,356
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	2,250	2,284
Due after five years through ten years	1,143	1,146
Due after ten years	56,841	56,379
	$60,234	$59,809

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Residential real estate	$587,720	$585,996
Commercial real estate	660,135	640,661
Commercial	262,187	257,515
Home equity	281,057	271,709
Consumer	16,384	17,257
Net deferred fees	(476)	(528)
Total	$1,807,007	$1,772,610

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

There were no significant changes in the Company's ALL methodology during the six months ended June 30, 2015.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Three and Six Months Ended June 30, 2015
ALL for the three months ended:
Beginning balance	$4,835	$4,761	$6,900	$2,247	$270	$2,252	$21,265
Loans charged off	(179)	(48)	(84)	(152)	(11)	—	(474)
Recoveries	17	54	78	—	3	—	152
Provision (benefit)(1)	16	(69)	(117)	49	6	366	251
Ending balance	$4,689	$4,698	$6,777	$2,144	$268	$2,618	$21,194
ALL for the six months ended:
Beginning balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans charged off	(292)	(103)	(243)	(241)	(19)	—	(898)
Recoveries	20	64	182	5	14	—	285
Provision (benefit)(1)	62	255	15	133	(8)	234	691
Ending balance	$4,689	$4,698	$6,777	$2,144	$268	$2,618	$21,194
ALL balance attributable to loans:
Individually evaluated for impairment	$1,044	$336	$262	$343	$99	$—	$2,084
Collectively evaluated for impairment	3,645	4,362	6,515	1,801	169	2,618	19,110
Total ending ALL	$4,689	$4,698	$6,777	$2,144	$268	$2,618	$21,194
Loans:
Individually evaluated for impairment	$7,937	$4,344	$1,768	$1,706	$251	$—	$16,006
Collectively evaluated for impairment	579,307	655,791	260,419	279,351	16,133	—	1,791,001
Total ending loans balance	$587,244	$660,135	$262,187	$281,057	$16,384	$—	$1,807,007

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Three and Six Months Ended June 30, 2014
ALL for the three months ended:
Beginning balance	$5,411	$4,528	$6,292	$2,673	$310	$2,456	$21,670
Loans charged off	(178)	(5)	(307)	(44)	(26)	—	(560)
Recoveries	42	11	73	8	12	—	146
Provision (benefit)(1)	(134)	(173)	426	115	22	393	649
Ending balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
ALL for the six months ended:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(361)	(176)	(526)	(106)	(40)	—	(1,209)
Recoveries	134	50	169	11	19	—	383
Provision (benefit)(1)	(235)	113	621	444	20	178	1,141
Ending balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
ALL balance attributable to loans:
Individually evaluated for impairment	$1,346	$397	$578	$805	$138	$—	$3,264
Collectively evaluated for impairment	3,795	3,964	5,906	1,947	180	2,849	18,641
Total ending ALL	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
Loans:
Individually evaluated for impairment	$11,782	$7,334	$4,272	$2,142	$433	$—	$25,963
Collectively evaluated for impairment	555,377	596,806	229,587	271,637	17,395	—	1,670,802
Total ending loans balance	$567,159	$604,140	$233,859	$273,779	$17,828	$—	$1,696,765
For The Year Ended December 31, 2014
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	(3,444)
Recoveries	165	135	395	19	32	—	746
Provision (benefit)(1)	(84)	334	1,752	436	73	(287)	2,224
Ending balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
ALL balance attributable to loans:
Individually evaluated for impairment	$1,220	$251	$168	$496	$104	$—	$2,239
Collectively evaluated for impairment	3,679	4,231	6,655	1,751	177	2,384	18,877
Total ending ALL	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans:
Individually evaluated for impairment	$9,656	$7,658	$1,853	$1,741	$271	$—	$21,179
Collectively evaluated for impairment	575,812	633,003	255,662	269,968	16,986	—	1,751,431
Total ending loans balance	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$1,772,610
(1) The provision (benefit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition. At June 30, 2015 and 2014, and December 31, 2014, the reserve for unfunded commitments was $26,000, $16,000 and $17,000, respectively.

The following table reconciles the three and six months ended June 30, 2015 and 2014, and year ended December 31, 2014 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
Provision for loan losses	$251	$649	$691	$1,141	$2,224
Change in reserve for unfunded commitments	3	(6)	9	(5)	(4)
Provision for credit losses	$254	$643	$700	$1,136	$2,220

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of June 30, 2015, the Company did not have any industry exposures exceeding 10% of the Company's total loan portfolio. At June 30, 2015, the two most significant industry exposures within the commercial real estate loan portfolio were: (i) non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) at 26%; and (ii) lodging (inns, bed & breakfasts, ski lodges, tourist cabins, hotels and motels) at 25% of the total commercial real estate portfolio.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
June 30, 2015
Pass (Grades 1-6)	$576,814	$617,517	$249,918	$—	$—	$1,444,249
Performing	—	—	—	279,351	16,133	295,484
Special Mention (Grade 7)	2,618	20,807	7,231	—	—	30,656
Substandard (Grade 8)	7,812	21,811	5,038	—	—	34,661
Non-performing	—	—	—	1,706	251	1,957
Total	$587,244	$660,135	$262,187	$281,057	$16,384	$1,807,007
December 31, 2014
Pass (Grades 1-6)	$572,589	$606,387	$244,930	$—	$—	$1,423,906
Performing	—	—	—	269,968	16,986	286,954
Special Mention (Grade 7)	3,579	4,690	6,023	—	—	14,292
Substandard (Grade 8)	9,300	29,584	6,562	—	—	45,446
Non-performing	—	—	—	1,741	271	2,012
Total	$585,468	$640,661	$257,515	$271,709	$17,257	$1,772,610

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2015
Residential real estate	$1,192	$107	$3,506	$4,805	$582,439	$587,244	$—	$4,498
Commercial real estate	518	281	2,114	2,913	657,222	660,135	—	2,813
Commercial	607	261	1,178	2,046	260,141	262,187	—	1,425
Home equity	842	313	1,136	2,291	278,766	281,057	—	1,706
Consumer	44	—	251	295	16,089	16,384	—	251
Total	$3,203	$962	$8,185	$12,350	$1,794,657	$1,807,007	$—	$10,693
December 31, 2014
Residential real estate	$1,206	$426	$4,531	$6,163	$579,305	$585,468	$—	$6,056
Commercial real estate	1,696	—	3,791	5,487	635,174	640,661	—	7,043
Commercial	456	269	1,139	1,864	255,651	257,515	—	1,529
Home equity	889	88	1,129	2,106	269,603	271,709	—	1,741
Consumer	28	—	254	282	16,975	17,257	—	271
Total	$4,275	$783	$10,844	$15,902	$1,756,708	$1,772,610	$—	$16,640

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $129,000 and $225,000 for the three months ended June 30, 2015 and 2014, and $272,000 and $455,000 for the six months ended June 30, 2015 and 2014, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Residential real estate	22	24	$3,551	$3,786	$592	$635
Commercial real estate	7	7	1,785	1,702	7	—
Commercial	9	9	421	426	10	10
Consumer and home equity	1	1	27	29	—	—
Total	39	41	$5,784	$5,943	$609	$645

At June 30, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $5.3 million and $479,000, respectively. At December 31, 2014, the Company had performing and non-performing TDRs with a recorded investment balance of $4.5 million and $1.4 million, respectively. As of June 30, 2015 and December 31, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following represents loan modifications that occurred during the six months ended June 30, 2015 and 2014 that qualify as TDRs, by portfolio segment, and the associated specific reserve included within the ALL:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
For the six months ended:
Residential real estate	—	1	$—	$136	$—	$149	$—	$45
Total	—	1	$—	$136	$—	$149	$—	$45

There were no loan modifications that occurred during the three months ended June 30, 2015 or 2014 that qualify as TDRs.

For the three and six months ended June 30, 2015, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the three and six months ended June 30, 2014, one commercial loan with a recorded investment of $43,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:

Impaired loans consist of non-accrual loans and TDRs. All impaired loans are allocated a portion of the allowance to cover potential losses. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and six months ended June 30, 2015 and 2014:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
June 30, 2015:
With an allowance recorded:
Residential real estate	$6,486	$6,486	$1,044	$7,618	$27	$7,262	$56
Commercial real estate	1,778	1,811	336	2,161	—	2,080	—
Commercial	1,185	1,185	262	1,320	1	1,272	1
Home equity	1,023	1,023	343	1,410	—	1,198	—
Consumer	234	235	99	248	—	242	—
Ending Balance	10,706	10,740	2,084	12,757	28	12,054	57
Without an allowance recorded:
Residential real estate	1,451	1,865	—	1,774	2	1,663	4
Commercial real estate	2,566	2,656	—	3,102	27	2,769	35
Commercial	583	712	—	503	4	544	8
Home equity	683	927	—	303	—	474	—
Consumer	17	37	—	17	—	17	—
Ending Balance	5,300	6,197	—	5,699	33	5,467	47
Total impaired loans	$16,006	$16,937	$2,084	$18,456	$61	$17,521	$104
June 30, 2014:
With an allowance recorded:
Residential real estate	$8,964	$8,964	$1,346	$9,653	$35	$10,273	$64
Commercial real estate	5,734	5,734	397	6,371	(4)	6,812	1
Commercial	3,886	3,886	578	3,273	5	2,618	10
Home equity	1,704	1,704	805	1,671	—	1,614	—
Consumer	416	416	138	417	—	422	—
Ending Balance	20,704	20,704	3,264	21,385	36	21,739	75
Without an allowance recorded:
Residential real estate	2,818	3,177	—	2,924	(2)	2,634	3
Commercial real estate	1,600	1,984	—	1,466	19	1,601	29
Commercial	386	478	—	387	1	478	2
Home equity	438	645	—	425	—	421	—
Consumer	17	37	—	17	—	17	—
Ending Balance	5,259	6,321	—	5,219	18	5,151	34
Total impaired loans	$25,963	$27,025	$3,264	$26,604	$54	$26,890	$109
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

Loan Sales:

For the three months ended June 30, 2015 and 2014, the Company sold $7.7 million and $399,000, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $162,000 and $17,000, respectively. For the six months ended June 30, 2015 and 2014, the Company sold $12.5 million and $399,000 of fixed rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $292,000 and $17,000, respectively.

At June 30, 2015, the Company had certain fixed rate mortgage loans with a total principal of $1.4 million designated as held for sale. The Company has elected to record its loans held for sale at fair value. At June 30, 2015, the Company recorded an unrealized gain of $18,000 within non-operating income on its consolidated statements of income for the three and six months ended June 30, 2015. The company did not have any loans designated as held for sale at June 30, 2014.

OREO:

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At June 30, 2015, the Company had four residential real estate properties and three commercial properties with a carrying value of $300,000 and $351,000, respectively, within OREO. At December 31, 2014, the Company had 11 residential real estate properties and six commercial properties with a carrying value of $575,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At June 30, 2015 and December 31, 2014, the Company had $3.8 million and $4.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 58% and 61%, respectively, of non-performing loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $840.3 million and $843.2 million at June 30, 2015 and December 31, 2014, respectively.

Refer to Note 3 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of June 30, 2015 and December 31, 2014 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
June 30, 2015 and December 31, 2014:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at June 30, 2015 and December 31, 2014	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the six months ended June 30, 2015 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2014	$17,300	$(14,161)	$3,139	$753	$(527)	$226
2015 amortization	—	(537)	(537)	—	(38)	(38)
Balance at June 30, 2015	$17,300	$(14,698)	$2,602	$753	$(565)	$188

It is estimated that core deposit and trust relationship intangible assets will be fully amortized as of December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of June 30, 2015:

	Core Deposit Intangible	Trust Relationship Intangible
2015	$537	$38
2016	1,073	75
2017	992	75
Total	$2,602	$188

NOTE 6 – REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Effective January 1, 2015, the Company implemented the Basel III regulatory capital framework. These new rules and framework revised minimum capital requirements and adjusted prompt corrective action thresholds. The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. Under the Basel III regulatory capital framework, the quantitative measures established to ensure capital adequacy require us to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations), and of Tier I capital to average assets, or leverage ratio (as defined in the applicable regulations). These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. In addition to these requirements, banking organization must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at June 30, 2015 under the newly implemented Basel III regulatory capital framework. The Company and Bank's risk-based capital ratios under prior rules at December 31, 2014 also exceeded regulatory capital requirements under previous regulatory capital requirements in place. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	Current Regulatory Guidance			Prior Regulatory Guidance
	June 30, 2015	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2014	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
Camden National Corporation:
Total risk-based capital ratio	14.78%	8.00%	N/A	15.16%	8.00%	N/A
Tier I risk-based capital ratio	13.66%	6.00%	N/A	13.97%	4.00%	N/A
Common equity Tier I risk-based capital ratio(1)	11.40%	4.50%	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	9.39%	4.00%	N/A	9.26%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	13.45%	8.00%	10.00%	13.85%	8.00%	10.00%
Tier I risk-based capital ratio	12.33%	6.00%	8.00%	12.65%	4.00%	6.00%
Common equity Tier I risk-based capital ratio(1)	12.33%	4.50%	6.50%	N/A	N/A	N/A
Tier I leverage capital ratio	8.48%	4.00%	5.00%	8.38%	4.00%	5.00%
(1) Common equity Tier I risk-based capital ratio was a new risk-based capital ratio implemented with Basel III on January 1, 2015.

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of June 30, 2015 and December 31, 2014, Acadia Trust met all of its capital requirements.

Although the junior subordinated debentures are recorded as a liability on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the junior subordinated debentures in our calculation of risk-based capital. At June 30, 2015 and December 31, 2014, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended June 30, 2015 and 2014 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2015	2014	2015	2014
Service cost	$77	$67	$154	$134
Interest cost	106	114	212	228
Recognized net actuarial loss	54	35	108	70
Recognized prior service cost	5	5	10	10
Net period benefit cost(1)	$242	$221	$484	$442
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2015	2014	2015	2015
Service cost	$15	$11	$30	$22
Interest cost	29	33	58	66
Recognized net actuarial loss	6	2	12	4
Amortization of prior service credit	(6)	(10)	(12)	(10)
Net period benefit cost(1)	$44	$36	$88	$82
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 8 – STOCK-BASED COMPENSATION PLANS

For the six months ended June 30, 2015, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the awards granted:

•
84 unrestricted stock awards were issued to a newly appointed director of the Company under the Independent Directors' Equity Compensation Program. The unrestricted stock awards fully vested on the January 1, 2015 grant date. The fair value of the share awards issued was determined using the closing market price of the Company's stock on December 31, 2014 of $39.84 per share.

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

•
3,030 unrestricted stock awards were issued to the directors of the Company and Bank under the Independent Directors' Equity Compensation Program. The unrestricted stock awards fully vested immediately on the May 1, 2015 grant date. The fair value of the share awards issued was determined using the closing market price of the Company's stock on May 1, 2015 of $38.36 per share.

NOTE 9 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2015
Financial assets:
Loans held for sale	$1,426	$—	$1,426	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,051	—	5,051	—
Obligations of states and political subdivisions	21,673	—	21,673	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	383,267	—	383,267	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	326,873	—	326,873	—
Private issue collateralized mortgage obligations	5,492	—	5,492	—
Customer interest rate swap agreements	780	—	780	—
Financial liabilities:
Interest rate swap agreements	7,991	—	7,991	—
Forward-starting interest rate swap agreements	348	—	348	—
Customer interest rate swap agreements	780	—	780	—
December 31, 2014
Financial assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,027	$—	$5,027	$—
Obligations of states and political subdivisions	26,777	—	26,777	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	—	381,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	—	343,897	—
Private issue collateralized mortgage obligations	6,054	—	6,054	—
Customer interest rate swap agreements	1,140	—	1,140	—
Financial liabilities:
Interest rate swap agreements	9,143	—	9,143	—
Customer interest rate swap agreements	1,140	—	1,140	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the first six months of 2015 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances during the first six months of 2015 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014. Not included in the table below because they were not recorded at fair value at June 30, 2015 and December 31, 2014 are: (i) impaired loans of $13.6 million and $17.6 million, respectively; (ii) MSRs reported of $141,000 and $319,000, respectively; and (iii) OREO properties of $0 and $305,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2015
Financial assets:
Collateral-dependent impaired loans	$2,436	$—	$—	$2,436
MSRs(1)	387	—	387	—
Non-financial assets:
OREO	651	—	—	651
December 31, 2014
Financial assets:
Collateral-dependent impaired loans	$3,581	$—	$—	$3,581
MSRs(1)	173	—	173	—
Non-financial assets:
OREO	1,282	—	—	1,282
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2015
Collateral-dependent impaired loans:
Partially charged-off	$1,225	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(8%)
Specifically reserved	1,211	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(14%)
			Estimated selling costs	10%	(10%)
OREO	651	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 28%	(10%)
			Estimated selling cost	6 - 10%	(10%)
December 31, 2014
Collateral-dependent impaired loans:
Partially charged-off	$1,569	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	2,012	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(22%)
			Estimated selling costs	10%	(10%)
OREO	1,282	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 68%	(21%)
			Estimated selling costs	6 - 10%	(9%)

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

Junior Subordinated Debentures:  The carrying amounts reported in the consolidated statements of condition approximate fair value.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at June 30, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$55,495	$55,495	$55,495	$—	$—
AFS securities	742,356	742,356	—	742,356	—
HTM securities	60,234	59,809	—	59,809	—
Loans held for sale	1,426	1,426	—	1,426	—
Residential real estate loans	581,894	592,135	—	—	592,135
Commercial real estate loans	654,775	648,031	—	—	648,031
Commercial loans	254,455	253,203	—	—	253,203
Home equity loans	278,611	280,108	—	—	280,108
Consumer loans	16,078	16,450	—	—	16,450
MSRs(1)	528	1,360	—	1,360	—
Interest receivable	6,752	6,752	—	6,752	—
Customer interest rate swap agreements	780	780	—	780	—
Financial liabilities:
Deposits	$1,981,131	$1,982,300	$1,383,678	$598,622	$—
FHLB advances	56,001	57,527	—	57,527	—
Commercial repurchase agreements	30,075	31,061	—	31,061	—
Other borrowed funds	433,946	434,349		434,349	—
Junior subordinated debentures	44,075	44,075	—	44,075	—
Interest payable	511	511	511	—	—
Interest rate swap agreements	7,991	7,991	—	7,991	—
Forward-starting interest rate swap agreements	348	348	—	348	—
Customer interest rate swap agreements	780	780	—	780	—
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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2015, the Company did not have any loss contingencies that were both probable and reasonably estimable and, therefore, has not accrued for any legal contingencies within the consolidated statements of condition.

Financial Instruments
In the normal course of business, the Company is a party to both on and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	June 30, 2015	December 31, 2014
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$328,193	$303,815
Commercial and commercial real estate	64,232	47,066
Residential	17,800	10,975
Letters of credit	3,553	3,103
Other commitments	610	1,305
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Forward-starting interest rate swaps	50,000	—
Customer loan swaps	79,834	58,234

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

The terms of the interest rate swap agreements are as follows:

					June 30, 2015	December 31, 2014
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,022)	$(1,092)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,203)	(2,511)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,105)	(2,434)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,107)	(1,279)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,554)	(1,827)
$43,000					$(7,991)	$(9,143)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the increase in the fair value of the interest rate swaps for the six months ended June 30, 2015 of $748,000, net of tax, was recorded in AOCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Forward-Starting Interest Rate Swaps:
In the first quarter of 2015, the Bank entered into two interest rate swap arrangements with a counterparty for a total notional amount of $50.0 million. Each derivative arrangement will commence on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these forward-starting interest rate swaps to mitigate its cost of borrowings exposure in a rising interest rate environment. The Bank has designated each arrangement as a hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. At June 30, 2015, the Bank posted cash collateral with the counterparty of $1.8 million.

The terms of the interest rate swap agreements are as follows:

					June 30, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)
$25,000	2/25/2015	2/25/2018	30-Day FHLBB	1.54%	$(165)
25,000	2/25/2015	2/25/2019	30-Day FHLBB	1.74%	(183)
$50,000					$(348)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the six months ended June 30, 2015 of $226,000, net of tax, was recorded in AOCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Company enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure. At June 30, 2015 and December 31, 2014, the Company had interest rate swap agreements with a total notional amount of $39.9 million and $29.1 million, respectively, with its commercial customers, and interest rate swap agreements of equal notional amounts with a dealer bank. The Company's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition. The fair value of customer loan swaps at June 30, 2015 and December 31, 2014 were $780,000 and $1.1 million, respectively.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position. At June 30, 2015, the Company posted cash collateral with the counterparty of $1.1 million.

Interest Rate Locks:
As part of originating residential mortgages, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments. At June 30, 2015 and December 31, 2014, based upon the pipeline of mortgage loans with rate lock commitments, the fair value of these commitments was immaterial to the Company's consolidated financial statements.

NOTE 11 – MERGER AND ACQUISITION ACTIVITY

On March 29, 2015, the Company, SBM and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "merger agreement") pursuant to which the Company will acquire SBM and its wholly-owned subsidiary, TBM.

Pursuant to the merger agreement, each outstanding share of SBM common stock will be converted into the right to receive, at the election of the stockholder and subject to the allocation and proration procedures described in the merger agreement, either: (1) $206.00 in cash, without interest (the “cash consideration”) or (2) 5.421 shares of common stock of the Company (the “stock consideration”). The cash consideration will remain fixed while the value of the stock consideration will fluctuate with the market price of Company common stock. All elections are subject to allocation and proration procedures that are intended to ensure that 80% of the total number of shares of SBM common stock outstanding immediately prior to the effective time of the merger will be converted into shares of Company common stock, and the remaining shares of SBM common stock will be converted into cash. This will result in SBM stockholders owning approximately 28% of the outstanding shares of Company common stock following the closing of the transaction.

The Company estimates that upon completion of the merger, total assets, loans and deposits of the combined consolidated entities will approximate $3.6 billion, $2.4 billion and $2.6 billion, respectively. Consideration will be paid to SBM stockholders in a combination of stock and cash valued at approximately $135.0 million based on the Company's closing share price of $38.60 on March 27, 2015.

In conjunction with the due diligence and announcement of the planned merger with SBM, the Company incurred certain non-recurring costs, including legal fees, investment banking fees, and other related expenses for the three and six months ended June 30, 2015 of $128,000 and $863,000, respectively. These non-recurring costs are presented on the consolidated statements of income within non-interest expense as merger and acquisition costs. In addition, the Company incurred certain equity issuance costs totaling $421,000 related to the registration of additional shares of the Company's common stock totaling 2,806,857 as part of the merger. These non-recurring costs have been accounted for as a reduction to shareholders' equity. The Company expects to continue to incur related non-recurring costs through the closing of the planned merger with SBM.

In accordance with the Internal Revenue Code, many of the aforementioned non-recurring costs are not deductible for income tax purposes. The impact to the Company's effective tax rate for the three and six months ended June 30, 2015 was an increase of 0.9% and 3.1% respectively.

On July 27, 2015, the Company and SBM jointly announced receipt of all shareholder and regulatory approvals for the merger, subject to the applicable waiting period under the federal banking law. The parties have agreed that the transaction will close on October 16, 2015.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The current proposal to defer the effective date by one year, changing it from December 15, 2016 to December 15, 2017 including interim periods within that reporting period, has been recently affirmed by the FASB and it expects to issue its final ASU (to formally amend the effective date) by the end of the third quarter of 2015. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU was issued because existing GAAP did not include explicit guidance for accounting for fees paid in a cloud computing arrangement. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect the ASU to have a material effect on its consolidated financial statements.

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

•	the ability of the Company to successfully close its merger with SBM Financial, Inc. on October 16, 2015;

•	the ability of the Company to successfully integrate SBM Financial, Inc. and The Bank of Maine following closing of the transaction; and

•	the ability of the Company to achieve cost savings as a result of the merger or in achieving such cost savings within the projected timeframe.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Non-interest expense, as presented	$16,157	$15,792	$32,958	$30,917
Less: merger and acquisition costs	128	—	863	—
Non-interest expense, adjusted	$16,029	$15,792	$32,095	$30,917
Net interest income, as presented	$20,635	$19,243	$40,069	$37,651
Add: effect of tax-exempt income	410	214	756	411
Non-interest income, as presented	6,310	6,509	12,457	12,196
Less: net gain on sale of securities	—	285	—	451
Net interest income and non-interest income, adjusted	$27,355	$25,681	$53,282	$49,807
Non-GAAP efficiency ratio	58.60%	61.49%	60.24%	62.07%
GAAP efficiency ratio	59.96%	61.32%	62.75%	62.02%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net interest income, as presented	$20,635	$19,243	$40,069	$37,651
Add: effect of tax-exempt income	410	214	756	411
Net interest income, tax equivalent	$21,045	$19,457	$40,825	$38,062

Tangible Book Value Per Share and Tangible Equity To Tangible Assets.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end (the denominator). We believe this is a meaningful measure as it provides information to assess capital adequacy and is a common measure within our industry.

Tangible equity to tangible assets is the ratio of (i) shareholders' equity less goodwill and other intangibles (the numerator) to (ii) total assets less goodwill and other intangibles (the denominator). This ratio is a measure used within our industry to assess whether or not a company is highly leveraged. The following table provides a reconciliation between tangible shareholders' equity to tangible assets and shareholders' equity to assets.

(In Thousands, Except Number Of Shares And Per Share Data)	June 30, 2015	December 31, 2014
Tangible Book Value Per Share
Shareholders’ equity	$254,540	$245,109
Less: goodwill and other intangibles	47,596	48,171
Tangible shareholders’ equity	$206,944	$196,938
Shares outstanding at period end	7,449,645	7,426,222
Tangible book value per share	$27.78	$26.52
Book value per share	$34.17	$33.01
Tangible Equity to Tangible Assets
Total assets	$2,837,921	$2,789,853
Less: goodwill and other intangibles	47,596	48,171
Tangible assets	$2,790,325	$2,741,682
Tangible equity to tangible assets	7.42%	7.18%
Shareholders' equity to assets	8.97%	8.79%

Core Return On Average Tangible Equity: Core return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of intangible assets, net of tax, (b) merger and acquisition costs, net of tax, and (c) gains on sale of securities, net of tax (the numerator) to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. We believe this is a meaningful measure of our financial performance as it reflects our return on tangible equity in our business, excluding the financial impact of transactions that are not reflective of our core operating activities and the amortization of intangible assets.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In Thousands)	2015	2014	2015	2014
Net income, as presented	$7,193	$6,316	$12,804	$12,031
Amortization of intangible assets, net of tax(1)	187	187	373	373
Merger and acquisition costs, net of tax(2)	115	—	768	—
Gains on sale of securities, net of tax(1)	—	(185)	—	(293)
Core tangible operating earnings	$7,495	$6,318	$13,945	$12,111
Average shareholders' equity	$254,255	$231,949	$251,011	$232,243
Less: average goodwill and other intangible assets	47,733	48,880	47,875	49,023
Average tangible equity	$206,522	$183,069	$203,136	$183,220
Core return on average tangible equity	14.56%	13.84%	13.84%	13.33%
Return on average equity	11.35%	10.92%	10.29%	10.45%
(1) Assumed 35.0% tax rate.
(2) Assumed 35.0% tax rate for deductible expenses.

Core Operating Earnings, Core Basic and Diluted EPS, Core Return on Average Assets, and Core Return on Average Equity: The following tables provide a reconciliation of GAAP net income, GAAP basic and diluted EPS, GAAP return on average assets, and GAAP return on average shareholders' equity for the three and six months ended June 30, 2015 and 2014 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core basic and diluted EPS, core return on average assets and average tangible assets, and core return on average shareholders' equity to compare and assess financial results period-over-period.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Core Operating Earnings:
Net income, as presented	$7,193	$6,316	$12,804	$12,031
Merger and acquisition costs, net of tax(1)	115	—	768	—
Gains on sale of securities, net of tax(2)	—	(185)	—	(293)
Core operating earnings	$7,308	$6,131	$13,572	$11,738
Core Basic EPS:
Basic EPS, as presented	$0.97	$0.85	$1.72	$1.60
Non-core transactions impact	0.01	(0.02)	0.10	(0.04)
Core basic EPS	$0.98	$0.83	$1.82	$1.56
Core Diluted EPS:
Diluted EPS, as presented	$0.96	$0.85	$1.71	$1.60
Non-core transactions impact	0.01	(0.02)	0.10	(0.04)
Core diluted EPS	$0.97	$0.83	$1.81	$1.56
Core Return on Average Assets:
Return on average assets, as presented	1.02%	0.95%	0.92%	0.92%
Non-core transactions impact	0.02%	(0.03)%	0.06%	(0.02)%
Core return on average assets	1.04%	0.92%	0.98%	0.90%
Core Return on Average Equity:
Return on average equity, as presented	11.35%	10.92%	10.29%	10.45%
Non-core transactions impact	0.18%	(0.32)%	0.61%	(0.26)%
Core return on average equity	11.53%	10.60%	10.90%	10.19%
(1) Assumed 35.0% tax rate for deductible expenses.
(2) Assumed 35.0% tax rate.

EXECUTIVE OVERVIEW

Net income and diluted EPS for the three months ended June 30, 2015 was $7.2 million and $0.96 per share, respectively, and $12.8 million and $1.71 per share for the six months ended June 30, 2015. Net income and diluted EPS for the three months ended June 30, 2015 increased 14% and 13%, respectively, over the same period for 2014, while net income and diluted EPS for the six months ended June 30, 2015 increased 6% and 7% compared to the same period for 2014. Our earnings growth through the first half of 2015 highlights the Company's earnings capacity and ability to generate significant core earnings even when absorbing merger-related costs, which totaled $863,000 for the first six months of 2015.

As previously announced, the Company entered into a merger agreement with SBM in the first quarter of 2015. In July 2015, the companies announced the receipt of all shareholder and regulatory approvals for the merger. The companies have agreed that the transaction will close on October 16, 2015. The combined organizations will operate under the Camden National Bank name and brand. Additional details surrounding the planned merger can be found within Note 11 to the consolidated financial statements.

Our core operating earnings1 and core diluted EPS1, which excludes the effect of merger and acquisition costs and investment security gains, for the three months ended June 30, 2015 were $7.3 million and $0.97 per share, respectively, representing an increase in core operating earnings of 19% and an increase in core diluted EPS of 17% per share over the same period for 2014. Core operating earnings and diluted EPS for the six months ended June 30, 2015 were $13.6 million and $1.81, representing an increase in core operating earnings and core diluted EPS of 16% over the same period for 2014. The increase in core operating earnings was largely due to the increase in net interest income for both periods driven by average loan growth of 8% and 10% for the three and six months ended June 30, 2015 over the same periods for 2014, respectively. Also, driving our net interest income growth for the three and six months ended June 30, 2015 was the pay-off of one significant commercial real estate loan that was on non-accrual status. We recognized $734,000 of interest income in the second quarter of 2015 related to this loan.

Core return on average equity1 and core return on average assets1 for the six months ended June 30, 2015 was 10.90% and 0.98%, respectively.

Total assets at June 30, 2015 were $2.8 billion, representing an increase of $48.1 million, or 2%, since year-end. The growth in total assets was driven by an increase in our loan portfolio of $35.8 million and investments portfolio of $19.4 million. At June 30, 2015, loan balances, including loans held for sale, totaled $1.8 billion. The commercial portfolio has increased $24.1 million since year-end, primarily driven by growth in commercial real estate of $19.5 million. The retail portfolio has grown $11.7 million since year-end with home equity loans accounting for $9.3 million of this growth, which was primarily due to a recent marketing promotion.

Total deposits at June 30, 2015 were $2.0 billion, representing an increase of $49.0 million, or 3%, since year-end. Core deposits (demand, interest checking, savings, and money market) have increased $27.5 million since year-end due to the seasonality of deposit flows within our markets during the summer months — highlighted by core deposit growth of $34.8 million in the second quarter of 2015. Brokered deposits increased $28.3 million since year-end and continue to be an attractive means for short-term funding.

Shareholders' equity at June 30, 2015 was $254.5 million, representing a $9.4 million increase since year-end. Shareholders' equity as a percentage of total assets at June 30, 2015 and December 31, 2014 was 9%.

______________________________________________________________________________________________________
1 This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

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

Net Interest Income - Three Months Ended June 30, 2015 and 2014. Net interest income earned on a fully-taxable equivalent basis for the second quarter of 2015 was $21.0 million, representing an increase of $1.6 million, or 8%, compared to the same period for 2014. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of $126.8 million, or 8%, to $1.8 billion for the three months ended June 30, 2015 over the same period for 2014. Also contributing to the increase was a one-time income pick-up of $734,000 related to settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. The income earned on this loan increased our second quarter 2015 yield on interest-earnings assets 11 basis points to 3.67%. Our yield on interest-earning assets for the second quarter of 2015 excluding the effect of this one-time income pick-up was 3.56%, which represents a decrease of four basis points compared to the second quarter for 2014. Our yield on interest-earning assets continues to decline due to the sustained low interest rate environment as loans continue to mature at higher interest rates and new or refinanced loans are priced at current market rates.

Average core deposits of $1.4 billion for the second quarter of 2015 increased $38.0 million, or 3%, over the same period for 2014. Average core deposits, excluding money market, increased $86.5 million to $1.0 billion for the second quarter of 2015 over the same period for 2014. Demand and interest checking deposits made up $61.0 million of this growth, which are our lowest pricing funding sources. Average money market balances decreased $48.5 million to $375.2 million for the second quarter of 2015 over the same period for 2014, which was largely due to the $24.9 million decrease in the average money market balances of our wealth management subsidiary, Acadia Trust. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Total average funding liabilities for the second quarter of 2015 were $2.5 billion, an increase of $105.0 million, or 4%, compared to the same period for 2014. The increase was primarily driven by higher average borrowings of $87.5 million necessary to assist with funding our strong loan growth over the past year outlined above. Our primary sources for borrowings continue to be brokered deposits and FHLB overnight and short-term advances. Average brokered deposits for the second quarter of 2015 were $250.5 million, an increase of $105.7 million over the same period for 2014. Average FHLB overnight and short-term advances for the second quarter of 2015 was $285.0 million, a decrease of $23.3 million over the same period for 2014.

Our average cost of funds for the second quarter of 2015 was 0.48%, representing a decrease of 2 basis points compared to the same period for 2014.

Our NIM for the second quarter of 2015 was 3.21%, including the 11 basis point impact of the aforementioned one-time income pick-up in the second quarter of $734,000. Our NIM excluding the effect of this one-time income pick-up was 3.10%, representing a one basis point decrease compared to the second quarter of 2014.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended June 30, 2015 and 2014:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2015			June 30, 2014
(In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$739,404	$3,821	2.07%	$777,935	$4,212	2.17%
Securities - nontaxable(1)	68,699	759	4.42%	37,386	484	5.17%
Loans(2):
Residential real estate	584,740	6,057	4.14%	566,070	6,017	4.25%
Commercial real estate(3)	658,727	8,034	4.82%	591,276	6,816	4.56%
Commercial(1)	249,807	2,408	3.82%	214,559	2,045	3.77%
Municipal(1)	13,929	118	3.41%	14,724	127	3.45%
Consumer	295,150	2,870	3.90%	288,897	2,797	3.88%
Total loans	1,802,353	19,487	4.30%	1,675,526	17,802	4.23%
Total interest-earning assets	2,610,456	24,067	3.67%	2,490,847	22,498	3.60%
Cash and due from banks	46,691			42,360
Other assets	179,212			167,883
Less: ALL	(21,403)			(21,892)
Total assets	$2,814,956			$2,679,198
Liabilities & Shareholders' Equity
Deposits:
Demand	$257,862	$—	—	$227,599	$—	—
Interest checking	496,254	102	0.08%	465,565	80	0.07%
Savings	270,559	40	0.06%	245,034	35	0.06%
Money market	375,194	295	0.32%	423,687	315	0.30%
Certificates of deposit	312,186	716	0.92%	332,686	774	0.93%
Total deposits	1,712,055	1,153	0.27%	1,694,571	1,204	0.28%
Borrowings:
Brokered deposits	250,484	391	0.63%	144,792	361	1.00%
Junior subordinated debentures	44,063	631	5.75%	43,960	631	5.76%
Other borrowings	517,563	847	0.66%	535,834	845	0.63%
Total borrowings	812,110	1,869	0.92%	724,586	1,837	1.02%
Total funding liabilities	2,524,165	3,022	0.48%	2,419,157	3,041	0.50%
Other liabilities	36,536			28,092
Shareholders' equity	254,255			231,949
Total liabilities & shareholders' equity	$2,814,956			$2,679,198
Net interest income (fully-taxable equivalent)		21,045			19,457
Less: fully-taxable equivalent adjustment		(410)			(214)
Net interest income		$20,635			$19,243
Net interest rate spread (fully-taxable equivalent)			3.19%			3.10%
Net interest margin (fully-taxable equivalent)			3.21%			3.11%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Includes $734,000 of income recognized in the second quarter of 2015 upon payoff of one loan that was on non-accrual status.

Net Interest Income - Six Months Ended June 30, 2015 and 2014. Net interest income earned on a fully-taxable equivalent basis for the first half of 2015 was $40.8 million, representing an increase of $2.8 million, or 7%, compared to the same period for 2014. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of $158.2 million, or 10%, to $1.8 billion for the six months ended June 30, 2015 over the same period for 2014. Also contributing to the increase was a one-time income pick-up of $734,000 related to settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. The income earned on this loan increased our six months ended June 30, 2015 yield on interest-earnings assets and NIM six basis points. Our yield on interest-earning assets for the first half of 2015 excluding the effect of this one-time income pick-up was 3.55%, which represents a decrease of four basis points compared to the same period for 2014. Our yield on interest-earning assets continues to decline due to the sustained low interest rate environment as loans continue to mature at higher interest rates and new or refinanced loans are priced at current market rates.

Average core deposits of $1.4 billion for the first half of 2015 increased $38.6 million, or 3%, over the same period for 2014. Average core deposits, excluding money market, increased $78.5 million to $1.0 billion for the first half of 2015 over the same period for 2014. Demand and interest checking deposits made up $54.9 million of this growth, which are our lowest pricing funding sources. Average money market balances decreased $39.8 million to $382.8 million for the first half of 2015 over the same period for 2014, which was largely due to the $22.0 million decrease in the average money market balances of our wealth management subsidiary, Acadia Trust. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Total average funding liabilities for the first six months of 2015 were $2.5 billion, an increase of $130.0 million, or 5%, compared to the same period for 2014. The increase was primarily driven by higher average borrowings of $113.9 million necessary to assist with funding our strong loan growth over the past year as outlined above. Our primary sources for borrowings continue to be brokered deposits and FHLB overnight and short-term advances. Average brokered deposits for the first six months of 2015 were $238.1 million, an increase of $114.0 million over the same period for 2014. Average FHLB and short-term advances for the first six months of 2015 were $288.1 million, a decrease of $9.4 million over the same period for 2014.

Our average cost of funds for the six months ended June 30, 2015 was 0.48%, representing a decrease of 3 basis points compared to the same period for 2014.

Our NIM for the first six months of 2015 was 3.14%, including the six basis point impact of the aforementioned one-time income pick-up in the second quarter of $734,000. Our NIM excluding the effect of this one-time income pick-up was 3.08%, representing a one basis point decrease compared to the second quarter of 2014.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the six months ended June 30, 2015 and 2014:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2015			June 30, 2014
(In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$742,444	$7,799	2.10%	$785,772	$8,530	2.17%
Securities - nontaxable(1)	59,947	1,354	4.52%	35,060	935	5.33%
Loans(2):
Residential real estate	585,158	12,068	4.12%	567,132	11,981	4.23%
Commercial real estate(3)	655,765	14,992	4.55%	572,478	13,098	4.55%
Commercial(1)	246,456	4,773	3.85%	192,475	3,736	3.86%
Municipal(1)	12,250	219	3.60%	12,822	240	3.78%
Consumer	292,241	5,656	3.90%	288,812	5,566	3.89%
Total loans	1,791,870	37,708	4.20%	1,633,719	34,621	4.23%
Total interest-earning assets	2,594,261	46,861	3.61%	2,454,551	44,086	3.59%
Cash and due from banks	46,832			41,933
Other assets	180,062			168,065
Less: ALL	(21,316)			(21,749)
Total assets	$2,799,839			$2,642,800
Liabilities & Shareholders' Equity
Deposits:
Demand	$257,513	$—	—	$227,513	$—	—
Interest checking	488,460	187	0.08%	463,566	158	0.07%
Savings	268,308	78	0.06%	244,749	68	0.06%
Money market	382,839	586	0.31%	422,652	621	0.30%
Certificates of deposit	312,848	1,437	0.93%	335,433	1,576	0.95%
Total deposits	1,709,968	2,288	0.27%	1,693,913	2,423	0.29%
Borrowings:
Brokered deposits	238,128	785	0.66%	124,134	693	1.13%
Junior subordinated debentures	44,050	1,256	5.75%	43,948	1,256	5.76%
Other borrowings	519,823	1,707	0.66%	520,016	1,652	0.64%
Total borrowings	802,001	3,748	0.94%	688,098	3,601	1.06%
Total funding liabilities	2,511,969	6,036	0.48%	2,382,011	6,024	0.51%
Other liabilities	36,859			28,546
Shareholders' equity	251,011			232,243
Total liabilities & shareholders' equity	$2,799,839			$2,642,800
Net interest income (fully-taxable equivalent)		40,825			38,062
Less: fully-taxable equivalent adjustment		(756)			(411)
Net interest income		$40,069			$37,651
Net interest rate spread (fully-taxable equivalent)			3.13%			3.08%
Net interest margin (fully-taxable equivalent)			3.14%			3.09%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Includes $734,000 of income recognized in the second quarter of 2015 upon payoff of one loan that was on non-accrual status.

Provision for Credit Losses
The provision for credit losses is made up of our provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up 99% of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition.

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Provision for loan losses	$251	$649	$691	$1,141
Change in reserve for unfunded commitments	3	(6)	9	(5)
Provision for credit losses	$254	$643	$700	$1,136

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Service charges on deposit accounts	$1,593	$1,620	$(27)	(2)%	$3,080	$3,089	$(9)	—%
Other service charges and fees	1,584	1,543	41	3%	3,094	2,938	156	5%
Income from fiduciary services	1,328	1,349	(21)	(2)%	2,548	2,533	15	1%
Brokerage and insurance commissions	502	459	43	9%	951	937	14	1%
Bank-owned life insurance	402	292	110	38%	824	598	226	38%
Mortgage banking income, net	346	70	276	394%	585	142	443	312%
Net gain on sale of securities	—	285	(285)	(100)%	—	451	(451)	(100)%
Other income	555	891	(336)	(38)%	1,375	1,508	(133)	(9)%
Total non-interest income	$6,310	$6,509	$(199)	(3)%	$12,457	$12,196	$261	2%
Non-interest income as a percentage of total revenues(1)	24%	26%			24%	25%
(1) Revenue is defined as net interest income plus non-interest income.
Non-Interest Income - Three Months Ended June 30, 2015 and 2014. The significant changes in non-interest income for the three months ended June 30, 2015 compared to the three months June 30, 2014 are:

•
A decrease in other income of $336,000 primarily driven by loan interest rate swap income of $196,000 in the second quarter of 2014 for which no related income was recorded in the second quarter of 2015. Also, for the second quarter of 2015 we recorded lower unrealized gains of $91,000 on executive and director deferred compensation plans and lower fees of $29,000 related to our third party loan servicing relationships, primarily our MSHA servicing portfolio, compared to the same period for 2014.

•	A decrease on gains from sale of investment securities of $285,000 compared to the second quarter of 2014 as we did not sell any investment securities in the second quarter of 2015.

•
An increase in mortgage banking income of $276,000 as there was a significant increase in loans sold in the second quarter of 2015 compared to the same period for 2014. In the second quarter of 2015, we sold $7.7 million of fixed rate mortgage compared to $399,000 in the second quarter of 2014.

•	An increase in bank-owned life insurance income of $110,000 due to the additional $10.0 million investment made in the third quarter of 2014.
Non-Interest Income - Six Months Ended June 30, 2015 and 2014. The significant changes in non-interest income for the six months ended June 30, 2015 compared to the six months June 30, 2014 are:

•	A decrease on gains from sale of investment securities of $451,000 compared to the six months ended June 30, 2014 as we did not sell any investment securities during the first six months of 2015.

•
An increase in mortgage banking income of $443,000 as there was a significant increase in loans sold in the first half of 2015 compared to the same period for 2014. In the first half of 2015, we sold $12.5 million of fixed rate mortgage loans compared to $399,000 in the same period for 2014.

•	An increase in bank-owned life insurance of $226,000 due to the additional $10.0 million investment made in the third quarter of 2014.

•	An increase in other service charges and fees of $156,000 primarily driven by higher debit card income of $143,000, of which $54,000 was an incentive fee received in the first quarter of 2015.

•
A decrease in other income of $133,000 primarily driven by lower unrealized gains on executive and director deferred compensation plans of $74,000 and lower fees of $74,000 related to our third party loan servicing relationships, primarily our MSHA servicing portfolio, compared to the same period for 2014. Partially offsetting the net decrease was higher loan interest rate swap income of $23,000 for the first six months of 2015 compared to the same period for 2014.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Salaries and employee benefits	$8,484	$8,301	$183	2%	$16,859	$16,281	$578	4%
Furniture, equipment and data processing	1,902	1,743	159	9%	3,825	3,532	293	8%
Net occupancy	1,239	1,270	(31)	(2)%	2,711	2,650	61	2%
Consulting and professional fees	673	782	(109)	(14)%	1,264	1,300	(36)	(3)%
Other real estate owned and collection costs	449	515	(66)	(13)%	1,011	1,028	(17)	(2)%
Regulatory assessments	511	485	26	5%	1,021	966	55	6%
Amortization of intangible assets	287	287	—	—%	574	574	—	—%
Other expenses	2,484	2,409	75	3%	4,830	4,586	244	5%
Core operating expenses	16,029	15,792	237	2%	32,095	30,917	1,178	4%
Merger and acquisition costs	128	—	128	N.M.	863	—	863	N.M.
Total non-interest expense	$16,157	$15,792	$365	2%	$32,958	$30,917	$2,041	7%
Efficiency ratio (non-GAAP)	58.60%	61.49%			60.24%	62.07%

Non-Interest Expense - Three Months Ended June 30, 2015 and 2014. The significant changes in non-interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 are:

•	An increase in salaries and employee benefits of $183,000, or 2%, due to normal merit increases.

•
An increase in furniture, equipment and data processing costs of $159,000 driven by internal systems and software upgrades over the past year to enhance the functionality and experience for our customers and drive internal efficiencies.

•	An increase in merger and acquisition costs of $128,000 due to the pending merger with SBM. Refer to Note 11 of the consolidated financial statements for further details.

•
A decrease in consulting and professional fees of $109,000. In 2014, we engaged consultants to assist with development and implementation of certain strategic projects driving higher fees for the second quarter of 2014 compared to the second quarter of 2015.

Non-Interest Expense - Six Months Ended June 30, 2015 and 2014. The significant changes in non-interest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 are:

•	An increase in merger and acquisition costs of $863,000 due to the pending merger with SBM.

•
An increase in salaries and employee benefits of $578,000 is due to normal merit increases, hiring of key loan production personnel over the past year, and higher performance-based incentives based on the year-to-date performance.

•
An increase in furniture, equipment and data processing costs of $293,000 driven by internal systems and software upgrades over the past year to enhance the functionality and experience for our customers and drive internal efficiencies.

•
An increase in other expenses of $244,000 driven by an increase in marketing and donation costs of $158,000, primarily associated with our Hope@Home campaign for which we provide a $100 donation to a local homeless shelters for each loan made, and higher external debit card fraud costs of $50,000.

FINANCIAL CONDITION

Overview
Total assets at June 30, 2015 were $2.8 billion, an increase of $48.1 million, or 2%, since December 31, 2014. The growth in total assets was primarily due to an increase in total loans (including loans held for sale) of $35.8 million since year-end. Total liabilities at June 30, 2015 were $2.6 billion, an increase of $38.6 million, or 2%, since year-end, which was primarily driven by an increase in core deposits of $27.5 million and brokered deposits of $28.3 million, partially offset by a decrease CDs of $6.8 million and retail repurchase agreements of $21.5 million. Total shareholders’ equity at June 30, 2015 was $254.5 million, an increase of $9.4 million, or 4%, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, mortgage-backed securities (pass through securities and collateralized mortgage obligations), Non-Agency securities, and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At June 30, 2015, our total holdings in investment securities were $823.0 million, an increase of $19.4 million since December 31, 2014. For the six months ended June 30, 2015, we purchased $96.2 million of debt securities (of which $3.9 million were unsettled at June 30, 2015), received proceeds from the maturity of debt securities totaling $76.0 million, and an increase in the fair value of our investment portfolio of $212,000.

Of the debt securities purchased during the first six months of 2015, we classified $40.2 million of the municipal bonds purchased as HTM securities. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $56.0 million of debt securities purchased were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At June 30, 2015, we had a $181,000 net unrealized loss on our AFS securities, net of tax, compared to a $319,000 net unrealized loss, net of tax, at December 31, 2014.

Within our AFS portfolio, we hold senior tranches of private issue securities, which were rated Triple-A by Moody’s, Standard and Poor’s, and/or Fitch at the time of purchase. Since the time of purchase, the credit ratings for many of these Non-Agency securities were downgraded due to overall credit deterioration and, as of June 30, 2015, three of the seven investments are rated non-investment grade. At June 30, 2015, our Non-Agency securities had a total fair value of $5.5 million and had net unrealized losses of $3,000. We continue to evaluate and analyze our Non-Agency securities regularly for indications of potential credit deterioration, and, as of June 30, 2015, we estimate that the expected future credit losses is less than the OTTI previously recorded based on past estimates of credit losses. As such, we have concluded that no additional OTTI specific to credit losses is necessary to be recorded on our Non-Agency investment securities as of June 30, 2015.

We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. For the three and six months ended June 30, 2015, we did not sell any AFS securities. For the three and six months ended June 30, 2014, we sold certain AFS securities and recognized gains on the sale of these securities of $285,000 and $451,000, respectively. The overall mix of securities within our AFS portfolio at June 30, 2015 compared to December 31, 2014 has not changed significantly and this portfolio continues to be well positioned to provide a stable source of cash flow.

The duration of our investment securities portfolio increased modestly to 3.87 years at June 30, 2015 from 3.58 years at December 31, 2014. The increase is due to the change in mix of our investment securities portfolio as municipal bonds at June 30, 2015, made up 10% of the carrying value of investment securities portfolio compared to 6% at December 31, 2014. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2014. Refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company's process and methodology.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 91% of our loan portfolio at June 30, 2015; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. At June 30, 2015, total loans (including loans held for sale) of $1.8 billion increased $35.8 million, or 2%, since December 31, 2014. Loan growth continues to be centered within our commercial portfolio, which accounted for $24.1 million of our loan growth in the first six months of 2015. The retail portfolio (including loans held for sale) grew $11.7 million since year-end, even with loan sales of $12.5 million of fixed rate mortgage loans in the first six months of 2015, which generated $292,000 of gains on sale.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	June 30, 2015	December 31, 2014
Residential real estate loans	$587,720	$585,996
Commercial real estate loans	660,135	640,661
Commercial loans	262,187	257,515
Home equity loans	281,057	271,709
Consumer loans	16,384	17,257
Net deferred fees	(476)	(528)
Total loans	$1,807,007	$1,772,610
Commercial Loan Portfolio	$922,322	$898,176
Retail Loan Portfolio	884,685	874,434
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, renegotiated loans, and property acquired through foreclosure or repossession. Our non-performing assets to total assets ratio at June 30, 2015 was 0.59%, which is the lowest level since the 2008 recession, and represents a decrease of 23 basis points since year-end.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Non-accrual loans:
Residential real estate	$4,498	$6,056
Commercial real estate	2,813	7,043
Commercial	1,425	1,529
Consumer and home equity loans	1,957	2,012
Total non-accrual loans	10,693	16,640
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	5,313	4,539
Total non-performing loans	16,006	21,179
Other real estate owned	651	1,587
Total non-performing assets	$16,657	$22,766
Non-accrual loans to total loans	0.59%	0.94%
Non-performing loans to total loans	0.89%	1.19%
ALL to non-performing loans	132.41%	99.70%
Non-performing assets to total assets	0.59%	0.82%
ALL to non-performing assets	127.24%	92.75%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2015, potential problem loans totaled $215,000, of which $114,000 was within the commercial portfolio and $101,000 was within the commercial real estate portfolio, as compared to $162,000 at December 31, 2014, which all was within the commercial portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Accruing loans 30-89 days past due:
Residential real estate	$1,287	$1,303
Commercial real estate	586	381
Commercial	718	656
Consumer and home equity loans	897	891
Total accruing loans 30-89 days past due	$3,488	$3,231
Accruing loans 30-89 days past due to total loans	0.19%	0.18%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31,
(Dollars in Thousands)	2015	2014	2015	2014	2014
ALL at the beginning of the period	$21,265	$21,670	$21,116	$21,590	$21,590
Provision for loan losses	251	649	691	1,141	2,224
Charge-offs:
Residential real estate loans	179	178	292	361	785
Commercial real estate	48	5	103	176	361
Commercial loans	84	307	243	526	1,544
Consumer and home equity loans	163	70	260	146	754
Total loan charge-offs	474	560	898	1,209	3,444
Recoveries:
Residential real estate loans	17	42	20	134	165
Commercial real estate loans	54	11	64	50	135
Commercial loans	78	73	182	169	395
Consumer and home equity loans	3	20	19	30	51
Total loan recoveries	152	146	285	383	746
Net charge-offs	322	414	613	826	2,698
ALL at the end of the period	$21,194	$21,905	$21,194	$21,905	$21,116
Components of allowance for credit losses:
Allowance for loan losses	$21,194	$21,905	$21,194	$21,905	$21,116
Liability for unfunded credit commitments	26	16	26	16	17
Balance of allowance for credit losses at end of the period	$21,220	$21,921	$21,220	$21,921	$21,133
Average loans	$1,802,353	$1,675,526	$1,791,870	$1,633,719	$1,681,297
Net charge-offs (annualized) to average loans	0.07%	0.10%	0.07%	0.10%	0.16%
Provision for loan losses (annualized) to average loans	0.06%	0.15%	0.08%	0.14%	0.13%
ALL to total loans	1.17%	1.29%	1.17%	1.29%	1.19%
ALL to net charge-offs (annualized)	1,645.50%	1,322.77%	1,728.71%	1,325.97%	782.65%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. For the three and six months ended June 30, 2015, we provided $251,000 and $691,000 of provision expense to the ALL compared to $649,000 and $1.1 million for the same periods for 2014, respectively. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in annualized net charge-offs of 3 basis points for the three and six months ended June 30, 2015 compared to the same periods for 2014. Furthermore, our asset quality metrics have continued to show favorable trends as non-accrual loans to total loans have decreased 35 basis points since year-end to 0.59%, and non-performing assets to total assets has decreased 23 basis points to 0.59%. The improving asset quality metrics is reflective of the resolution of problem loans over recent years.

We believe the ALL of $21.2 million, or 1.17% of total loans and 132.41% of total non-performing loans, at June 30, 2015 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits (including brokered deposits) at June 30, 2015 were $2.0 billion, an increase of $49.0 million since December 31, 2014. The increase was driven by (i) higher core deposits (demand, interest checking, savings, and money market) of $27.5 million driven by the seasonality of our markets in Maine and (ii) higher brokered deposits of $28.3 million. We continue to utilize the brokered deposits as a source of short-term funding as the cost of funds continues to be competitive for non-reciprocal CDARS when compared to FHLBB's overnight program, and in many cases is lower.

Total borrowings at June 30, 2015 were $564.1 million, a decrease of $12.9 million since December 31, 2014. The decrease in borrowings was due to the reduction in FHLBB overnight and short-term advances of $12.9 million as we utilized brokered deposits to support funding needs as more attractive short-term interest rates were available.

Shareholders' Equity. Total shareholders' equity at June 30, 2015 was $254.5 million, representing an increase of $9.4 million, or 4%, since December 31, 2014. The increase was largely due to net income of $12.8 million for the first six months 2015, partially offset by dividends paid of $0.60 per share for the first six months of 2015 totaling $4.5 million. We also incurred certain costs in the second quarter of 2015 totaling $421,000 related to the registration of 2,806,857 shares of Camden National Corporation common stock as part of the merger with SBM. These costs have been accounted for as a reduction of shareholders' equity as required under GAAP.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2014
	2015	2014	2015	2014
Return on average assets	1.02%	0.95%	0.92%	0.92%	0.92%
Return on average equity	11.35%	10.92%	10.29%	10.45%	10.37%
Average equity to average assets	9.03%	8.66%	8.97%	8.79%	8.83%
Dividend payout ratio	34.87%	33.61%	34.87%	33.61%	33.73%
Book value per share	$34.17	$32.03	$34.17	$32.03	$33.01
Tangible book value per share[1]	$27.78	$25.46	$27.78	$25.46	$26.52
Dividends declared per share	$0.30	$0.27	$0.60	$0.54	$1.11
(1) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "—Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2015 and 2014, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2015, average deposits (excluding brokered deposits) of $1.7 billion increased $16.1 million, compared to the same period in 2014. Average core deposits of $1.4 billion for the six months ended June 30, 2015 increased $38.6 million compared to the same period in 2014, while CDs decreased $22.6 million to $312.8 million. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, totaled $69.1 million at June 30, 2015. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2015 average total borrowings (including brokered deposits) increased $113.9 million to $802.0 million compared to the same period for 2014. The increase in average borrowings was driven by an increase brokered deposits of $114.0 million. The increase in average borrowings was to fund our strong loan growth during 2014 and has proven to be a cost effective short-term funding source. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $63.4 million as of June 30, 2015. We had no outstanding balances on these lines of credit at June 30, 2015. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2015. We had no outstanding balance on these lines of credit at June 30, 2015.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $254.5 million, $245.1 million and $237.7 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2014.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $4.5 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $6.2 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At June 30, 2015 and December 31, 2014, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "Well Capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2015, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$3,553	$3,553	$—	$—	$—
Commercial Commitment Letters	64,232	64,232	—	—	—
Residential Loan Origination	17,800	17,800	—	—	—
Home Equity Line of Credit Commitments	328,193	107,442	12,228	29,478	179,045
Other Commitments to Extend Credit	610	610	—	—	—
Total	$414,388	$193,637	$12,228	$29,478	$179,045

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2015, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$6,010	$1,305	$1,893	$1,209	$1,603
Capital Leases(1)	1,383	129	253	253	748
FHLBB Borrowings	352,701	307,701	35,000	10,000	—
Commercial Repurchase Agreements	30,075	—	30,075	—	—
Retail Repurchase Agreements	136,293	136,293	—	—	—
Junior Subordinated Debentures	44,075	—	—	—	44,075
Other Contractual Obligations	2,286	2,286	—	—	—
Total	$572,823	$447,714	$67,221	$11,462	$46,426
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $6,000.

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

At June 30, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. In February 2015, we entered into two forward interest rate swap agreements with a counterparty for a total notional of $50.0 million. These arrangements are scheduled to commence on February 25, 2016 and will provide us fixed rate borrowings for a 2 and 3 year period at interest rates of 1.54% and 1.74%, respectively. Refer to Note 10 to the consolidated financial statements for additional details of these arrangements, including the fair value as of June 30, 2015 and the accounting treatment.

At June 30, 2015, we had a notional amount of $39.9 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business. Refer to Note 10 to the consolidated financial statements for additional details of these arrangements, including the fair value as of June 30, 2015 and the accounting treatment.

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

The simulation model captures the impact of changing interest rates, interest rate indices and spreads, rate caps and floors on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. The simulation of net interest income also requires a number of key assumptions such as: (i) no balance sheet growth, (ii) the future balance sheet mix, including prepayment assumptions for loans and securities projected under each rate scenario, (iii) new business loan rates that are based on recent origination experience, (iv) deposit pricing beta assumptions, and (v) non-maturity decay rates estimates. These assumptions can be inherently uncertain, and, as a result, actual results may differ from the simulation forecasts due to the timing, magnitude and frequency of rate changes, future business conditions and unanticipated changes in management strategies. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon given a 200 bp upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the six months ended June 30, 2015 and 2014, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	June 30, 2015	June 30, 2014
Year 1
+200 bp	(5.92)%	(5.31)%
-100 bp	(0.71)%	(0.63)%
Year 2
+200 bp	(6.55)%	(3.47)%
-100 bp	(4.96)%	(5.15)%

The most significant factors affecting the changes in market risk exposure for the six months ended June 30, 2015 were loan growth, an increasing mix of variable loans and short-term funding. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income also remains flat. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to decrease as loans and investment cash flow reprice into lower yields primarily due to prepayments while there is limited ability to reduce the cost of funds. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, cost of funds stabilize and the reinvestment of loan and investment cash flows reprice to higher yields but is insufficient to exceed our base net interest income. In year's three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base as the balance sheet shifts to being asset sensitive.

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

	Economic Value of Equity
	June 30, 2015	June 30, 2014
+200 bp	8.73%	8.59%
+100 bp	9.37%	9.34%
Base	9.97%	9.98%
-100 bp	9.31%	9.25%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At June 30, 2015, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest rate swap agreements related to our short-term funding and $79.8 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 7, 2015
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	August 7, 2015
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer