Form 10-Q
period 2015-09-30
CAMDEN NATIONAL CORP
filed 2015-11-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Outstanding at November 3, 2015:  Common stock (no par value) 10,204,101 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Number of Shares)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$66,644	$60,813
Securities:
Available-for-sale securities, at fair value	724,237	763,063
Held-to-maturity securities, at amortized cost	75,368	20,179
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,447	20,391
Total securities	820,052	803,633
Loans held for sale	890	—
Loans	1,830,143	1,772,610
Less: allowance for loan losses	(21,132)	(21,116)
Net loans	1,809,011	1,751,494
Bank-owned life insurance	59,090	57,800
Goodwill and other intangible assets	47,309	48,171
Premises and equipment, net	23,567	23,886
Deferred tax assets	12,875	14,434
Interest receivable	6,577	6,017
Other real estate owned	204	1,587
Other assets	25,579	22,018
Total assets	$2,871,798	$2,789,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$308,576	$263,013
Interest checking	480,065	480,521
Savings and money market	650,701	653,708
Certificates of deposit	339,937	317,123
Brokered deposits	228,898	217,732
Total deposits	2,008,177	1,932,097
Federal Home Loan Bank advances	55,000	56,039
Other borrowed funds	464,804	476,939
Junior subordinated debentures	44,101	44,024
Accrued interest and other liabilities	40,313	35,645
Total liabilities	2,612,395	2,544,744
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 7,454,045 and 7,426,222 shares as of September 30, 2015 and December 31, 2014, respectively	42,072	41,555
Retained earnings	223,682	211,979
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities, net of tax	2,880	(319)
Net unrealized losses on derivative instruments, net of tax	(7,184)	(5,943)
Net unrecognized losses on postretirement plans, net of tax	(2,047)	(2,163)
Total accumulated other comprehensive loss	(6,351)	(8,425)
Total shareholders’ equity	259,403	245,109
Total liabilities and shareholders’ equity	$2,871,798	$2,789,853
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and Per Share Data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$18,651	$18,112	$56,077	$52,649
Interest on U.S. government and sponsored enterprise obligations	3,598	3,896	11,187	12,250
Interest on state and political subdivision obligations	624	319	1,504	927
Interest on federal funds sold and other investments	183	90	393	266
Total interest income	23,056	22,417	69,161	66,092
Interest Expense
Interest on deposits	1,557	1,562	4,630	4,678
Interest on borrowings	849	848	2,556	2,500
Interest on junior subordinated debentures	638	638	1,894	1,894
Total interest expense	3,044	3,048	9,080	9,072
Net interest income	20,012	19,369	60,081	57,020
Provision for credit losses	279	539	979	1,675
Net interest income after provision for credit losses	19,733	18,830	59,102	55,345
Non-Interest Income
Service charges on deposit accounts	1,554	1,600	4,634	4,689
Other service charges and fees	1,682	1,646	4,776	4,584
Income from fiduciary services	1,177	1,212	3,725	3,745
Brokerage and insurance commissions	411	441	1,362	1,378
Bank-owned life insurance	443	377	1,267	975
Mortgage banking income, net	390	55	975	197
Net gain on sale of securities	4	—	4	451
Other income	900	623	2,275	2,131
Total non-interest income	6,561	5,954	19,018	18,150
Non-Interest Expense
Salaries and employee benefits	8,691	8,078	25,550	24,359
Furniture, equipment and data processing	1,705	1,704	5,530	5,236
Net occupancy	1,194	1,175	3,905	3,825
Consulting and professional fees	470	468	1,734	1,768
Other real estate owned and collection costs	543	637	1,554	1,665
Regulatory assessments	513	511	1,534	1,477
Amortization of intangible assets	288	287	862	861
Merger and acquisition costs	766	—	1,629	—
Other expenses	2,541	2,319	7,371	6,905
Total non-interest expense	16,711	15,179	49,669	46,096
Income before income taxes	9,583	9,605	28,451	27,399
Income Taxes	3,127	3,154	9,191	8,917
Net Income	$6,456	$6,451	$19,260	$18,482

Per Share Data
Basic earnings per share	$0.86	$0.87	$2.58	$2.47
Diluted earnings per share	$0.86	$0.86	$2.57	$2.46
Weighted average number of common shares outstanding	7,453,222	7,421,592	7,443,543	7,459,972
Diluted weighted average number of common shares outstanding	7,477,039	7,439,948	7,464,484	7,479,327

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net Income	$6,456	$6,451	$19,260	$18,482
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities arising during the period, net of tax of ($1,649), $1,189, ($1,723) and ($2,749), respectively	3,064	(2,208)	3,202	5,106
Reclassification of gains included in net income, net of tax of $1, $0, $1, $158, respectively(1)	(3)	—	(3)	(293)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,061	(2,208)	3,199	4,813
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $950, $50, $668, and $1,070, respectively	(1,763)	(93)	(1,241)	(1,988)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($20), ($13), ($61) and ($40), respectively(2)	39	24	116	71
Other comprehensive income (loss)	1,337	(2,277)	2,074	2,896
Comprehensive Income	$7,793	$4,174	$21,334	$21,378
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2013	7,579,913	$47,783	$195,660	$(12,347)	$231,096
Net income	—	—	18,482	—	18,482
Other comprehensive income, net of tax	—	—	—	2,896	2,896
Stock-based compensation expense	—	453	—	—	453
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	23,037	157	—	—	157
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($0.81 per share)	—	—	(6,017)	—	(6,017)
Balance at September 30, 2014	7,421,595	$41,238	$208,125	$(9,451)	$239,912

Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	19,260	—	19,260
Other comprehensive income, net of tax	—	—	—	2,074	2,074
Stock-based compensation expense	—	542	—	—	542
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	27,823	512	—	—	512
Equity issuance costs	—	(537)	—	—	(537)
Cash dividends declared ($0.90 per share)	—	—	(7,557)	—	(7,557)
Balance at September 30, 2015	7,454,045	$42,072	$223,682	$(6,351)	$259,403

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Operating Activities
Net Income	$19,260	$18,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	979	1,675
Depreciation expense	2,130	2,199
Investment securities amortization and accretion, net	1,638	1,301
Stock-based compensation expense	542	453
Amortization of intangible assets	862	861
Net gain on sale of investment securities	(4)	(451)
Net increase in other real estate owned valuation allowance and loss on disposition	348	222
Originations of mortgage loans held for sale	(25,341)	(399)
Proceeds from the sale of mortgage loans	24,996	416
Gain on sale of mortgage loans	(541)	(17)
Increase in other assets	(3,107)	(3,438)
(Decrease) increase in other liabilities	(11)	806
Net cash provided by operating activities	21,751	22,110
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	123,650	105,818
Purchase of available-for-sale securities	(81,262)	(62,494)
Purchase of held-to-maturity securities	(55,462)	(11,589)
Net increase in loans	(60,601)	(148,967)
Purchase of bank-owned life insurance	—	(10,000)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(56)	(706)
Proceeds from sale of Federal Reserve Bank stock	—	51
Proceeds from the sale of other real estate owned	2,760	1,591
Recoveries of previously charged-off loans	554	538
Purchase of premises and equipment	(1,797)	(831)
Net cash used by investing activities	(72,214)	(126,589)
Financing Activities
Net increase in deposits	76,155	114,850
Proceeds from Federal Home Loan Bank long-term advances	10,000	—
Repayments on Federal Home Loan Bank long-term advances	(11,039)	(54)
Net (decrease) increase in other borrowed funds	(12,081)	11,171
Equity issuance costs	(537)	—
Common stock repurchased	—	(7,475)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	512	157
Cash dividends paid on common stock	(6,716)	(6,075)
Net cash provided by financing activities	56,294	112,574
Net increase in cash and cash equivalents	5,831	8,095
Cash and cash equivalents at beginning of period	60,813	51,355
Cash and cash equivalents at end of period	$66,644	$59,450
Supplemental information
Interest paid	$9,104	$9,129
Income taxes paid	8,345	10,147
Transfer from loans to other real estate owned	1,725	1,184

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables Expressed in Thousands, Except Number of Shares and per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2015 and December 31, 2014, the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and nine months ended September 30, 2015 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2014 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	FASB:	Financial Accounting Standards Board
Act:	Medicare Prescription Drug, Improvement and Modernization Act	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FHLB:	Federal Home Loan Bank
ALCO:	Asset/Liability Committee	FHLBB:	Federal Home Loan Bank of Boston
ALL:	Allowance for loan losses	FRB:	Federal Reserve Bank
AOCI:	Accumulated other comprehensive income (loss)	Freddie Mac:	Federal Home Loan Mortgage Corporation
ASC:	Accounting Standards Codification	GAAP:	Generally accepted accounting principles in the United States
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
BSA:	Bank Secrecy Act	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDARS:	Certificate of Deposit Account Registry System	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
CDs:	Certificate of deposits	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
Company:	Camden National Corporation	MSHA:	Maine State Housing Authority
CSV:	Cash surrender value	MSRs:	Mortgage servicing rights
CMO:	Collateralized mortgage obligation	MSPP:	Management Stock Purchase Plan
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	NIM:	Net interest margin on a fully-taxable basis

N.M.:	Not meaningful	SERP:	Supplemental executive retirement plans
Non-Agency:	Non-agency private issue collateralized mortgage obligation	TDR:	Troubled-debt restructured loan
NRV:	Net realizable value	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
OCC:	Office of the Comptroller of the Currency	U.S.:	United States of America
OCI:	Other comprehensive income (loss)	2003 Plan:	2003 Stock Option and Incentive Plan
OFAC:	Office of Foreign Assets Control	2012 Plan:	2012 Equity and Incentive Plan
OREO:	Other real estate owned	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
SBM:	SBM Financial, Inc., the parent company of The Bank of Maine

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,456	$6,451	$19,260	$18,482
Dividends and undistributed earnings allocated to participating securities(1)	(21)	(20)	(61)	(57)
Net income available to common shareholders	$6,435	$6,431	$19,199	$18,425
Weighted-average common shares outstanding for basic EPS	7,453,222	7,421,592	7,443,543	7,459,972
Dilutive effect of stock-based awards(2)	23,817	18,356	20,941	19,355
Weighted-average common and potential common shares for diluted EPS	7,477,039	7,439,948	7,464,484	7,479,327
Earnings per common share:
Basic EPS	$0.86	$0.87	$2.58	$2.47
Diluted EPS	$0.86	$0.86	$2.57	$2.46
Awards excluded from the calculation of diluted EPS(3):
Stock options	13,750	30,750	16,250	14,750
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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,969	$125	$—	$5,094
Obligations of states and political subdivisions	19,471	401	—	19,872
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	376,950	5,490	(1,391)	381,049
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	318,417	2,512	(2,707)	318,222
Total AFS securities	$719,807	$8,528	$(4,098)	$724,237
HTM Securities:
Obligations of states and political subdivisions	$75,368	$1,311	$(101)	$76,578
Total HTM securities	$75,368	$1,311	$(101)	$76,578
December 31, 2014
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,962	$65	$—	$5,027
Obligations of states and political subdivisions	26,080	697	—	26,777
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,657	5,656	(2,005)	381,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	348,855	953	(5,911)	343,897
Private issue collateralized mortgage obligations	5,999	63	(8)	6,054
Total AFS securities	$763,553	$7,434	$(7,924)	$763,063
HTM Securities:
Obligations of states and political subdivisions	$20,179	$265	$(19)	$20,425
Total HTM securities	$20,179	$265	$(19)	$20,425

Net unrealized gains on AFS securities at September 30, 2015 included in AOCI amounted to $2.9 million, net of a deferred tax of $1.6 million. Net unrealized losses on AFS securities at December 31, 2014 included in AOCI amounted to $319,000, net of a deferred tax benefit of $172,000.

During the first nine months of 2015, the Company purchased investment securities totaling $136.7 million. The Company designated $81.3 million as AFS securities and $55.4 million as HTM securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2015 and December 31, 2014, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$53,164	$(395)	$57,721	$(996)	$110,885	$(1,391)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	12,183	(188)	145,289	(2,519)	157,472	(2,707)
Total AFS securities	$65,347	$(583)	$203,010	$(3,515)	$268,357	$(4,098)
HTM Securities:
Obligations of states and political subdivisions	$12,388	$(101)	$—	$—	$12,388	$(101)
Total HTM securities	$12,388	$(101)	$—	$—	$12,388	$(101)
December 31, 2014
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$42,856	$(171)	$125,439	$(1,834)	$168,295	$(2,005)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	75,723	(432)	182,512	(5,479)	258,235	(5,911)
Private issue collateralized mortgage obligations	1,785	(8)	—	—	1,785	(8)
Total AFS securities	$120,364	$(611)	$307,951	$(7,313)	$428,315	$(7,924)
HTM Securities:
Obligations of states and political subdivisions	$5,756	$(19)	$—	$—	$5,756	$(19)
Total HTM securities	$5,756	$(19)	$—	$—	$5,756	$(19)

At September 30, 2015, the Company held 73 investment securities with a fair value of $280.7 million with unrealized losses totaling $4.2 million that are considered temporary. Of these, the Company had 34 MBS and CMO investments with a fair value of $203.0 million that have been in an unrealized loss position for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At September 30, 2015, gross unrealized losses on the Company's AFS and HTM securities were 1% of amortized cost.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2015 until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales of securities	$12,426	$—	$12,426	$25,695
Gross realized gains	221	—	221	451
Gross realized losses	(217)	—	(217)	—

For the three months ended September 30, 2015, the Company sold certain AFS securities with total carrying value of $12.4 million and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. As part of the Company’s securities portfolio restructuring due to its pending merger with SBM as of September 30, 2015 (which subsequently was completed on October 16, 2015) it sold all of its Non-Agency investments in the quarter ended September 30, 2015, along with $7.3 million of MBS investments experiencing high prepayment speeds. The Company recorded a net gain of $4,000 from the sale of its Non-Agency and MBS investments. The Company had previously recorded OTTI on its Non-Agency investments of $204,000. For the three months ended September 30, 2014, the Company did not sell any investment securities.

For the nine months ended September 30, 2015, the Company sold certain AFS securities with total carrying value of $12.4 million and recorded net gains on sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. For the nine months ended September 30, 2014, the Company sold certain AFS securities with a total carrying value of $25.2 million and recorded net gains on the sale of AFS securities of $451,000 within non-interest income in the consolidated statements of income.

Securities Pledged
At September 30, 2015 and December 31, 2014, securities with an amortized cost of $508.9 million and $486.2 million, respectively, and estimated fair values of $510.3 million and $485.6 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$3,594	$3,634
Due after one year through five years	87,212	88,411
Due after five years through ten years	110,852	113,415
Due after ten years	518,149	518,777
	$719,807	$724,237
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	2,234	2,290
Due after five years through ten years	1,134	1,143
Due after ten years	72,000	73,145
	$75,368	$76,578

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Residential real estate	$583,424	$585,996
Commercial real estate	690,935	640,661
Commercial	258,105	257,515
Home equity	281,492	271,709
Consumer	16,535	17,257
Net deferred fees	(348)	(528)
Total	$1,830,143	$1,772,610

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

There were no significant changes in the Company's ALL methodology during the nine months ended September 30, 2015.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Three and Nine Months Ended September 30, 2015
ALL for the three months ended:
Beginning balance	$4,689	$4,698	$6,777	$2,144	$268	$2,618	$21,194
Loans charged off	(176)	(71)	(144)	(198)	(23)	—	(612)
Recoveries	15	4	115	132	3	—	269
Provision (credit)(1)	4	661	85	(6)	13	(476)	281
Ending balance	$4,532	$5,292	$6,833	$2,072	$261	$2,142	$21,132
ALL for the nine months ended:
Beginning balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans charged off	(468)	(174)	(387)	(439)	(42)	—	(1,510)
Recoveries	35	68	297	137	17	—	554
Provision (credit)(1)	66	916	100	127	5	(242)	972
Ending balance	$4,532	$5,292	$6,833	$2,072	$261	$2,142	$21,132
ALL balance attributable to loans:
Individually evaluated for impairment	$956	$352	$192	$276	$89	$—	$1,865
Collectively evaluated for impairment	3,576	4,940	6,641	1,796	172	2,142	19,267
Total ending ALL	$4,532	$5,292	$6,833	$2,072	$261	$2,142	$21,132
Loans:
Individually evaluated for impairment	$7,499	$4,711	$1,720	$1,037	$206	$—	$15,173
Collectively evaluated for impairment	575,577	686,224	256,385	280,455	16,329	—	1,814,970
Total ending loans balance	$583,076	$690,935	$258,105	$281,492	$16,535	$—	$1,830,143

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Unallocated	Total
For The Three and Nine Months Ended September 30, 2014
ALL for the three months ended:
Beginning balance	$5,141	$4,361	$6,484	$2,752	$318	$2,849	$21,905
Loans charged off	(9)	(100)	(675)	(166)	(59)	—	(1,009)
Recoveries	2	17	117	8	11	—	155
Provision (credit)(1)	122	82	35	(63)	23	335	534
Ending balance	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
ALL for the nine months ended:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(370)	(276)	(1,201)	(272)	(99)	—	(2,218)
Recoveries	136	67	286	19	30	—	538
Provision (credit)(1)	(113)	195	656	381	43	513	1,675
Ending balance	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
ALL balance attributable to loans:
Individually evaluated for impairment	$1,420	$222	$121	$573	$111	$—	$2,447
Collectively evaluated for impairment	3,836	4,138	5,840	1,958	182	3,184	19,138
Total ending ALL	$5,256	$4,360	$5,961	$2,531	$293	$3,184	$21,585
Loans:
Individually evaluated for impairment	$10,964	$6,710	$3,380	$1,860	$309	$—	$23,223
Collectively evaluated for impairment	566,134	606,800	242,232	269,998	17,840	—	1,703,004
Total ending loans balance	$577,098	$613,510	$245,612	$271,858	$18,149	$—	$1,726,227
For The Year Ended December 31, 2014
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	(3,444)
Recoveries	165	135	395	19	32	—	746
Provision (credit)(1)	(84)	334	1,752	436	73	(287)	2,224
Ending balance	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
ALL balance attributable to loans:
Individually evaluated for impairment	$1,220	$251	$168	$496	$104	$—	$2,239
Collectively evaluated for impairment	3,679	4,231	6,655	1,751	177	2,384	18,877
Total ending ALL	$4,899	$4,482	$6,823	$2,247	$281	$2,384	$21,116
Loans:
Individually evaluated for impairment	$9,656	$7,658	$1,853	$1,741	$271	$—	$21,179
Collectively evaluated for impairment	575,812	633,003	255,662	269,968	16,986	—	1,751,431
Total ending loans balance	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$1,772,610
(1) The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2015 and 2014, and December 31, 2014, the reserve for unfunded commitments was $24,000, $21,000 and $17,000, respectively.

The following table reconciles the three and nine months ended September 30, 2015 and 2014, and year ended December 31, 2014 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
Provision for loan losses	$281	$534	$972	$1,675	$2,224
Change in reserve for unfunded commitments	(2)	5	7	—	(4)
Provision for credit losses	$279	$539	$979	$1,675	$2,220

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Corporate Risk Management Group. As of September 30, 2015, the non-residential building operators industry exposure was 11% of the Company's total loan portfolio and 28% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2015.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	Total
September 30, 2015
Pass (Grades 1-6)	$573,229	$647,831	$247,817	$—	$—	$1,468,877
Performing	—	—	—	280,455	16,329	296,784
Special Mention (Grade 7)	2,599	12,689	5,881	—	—	21,169
Substandard (Grade 8)	7,248	30,415	4,407	—	—	42,070
Non-performing	—	—	—	1,037	206	1,243
Total	$583,076	$690,935	$258,105	$281,492	$16,535	$1,830,143
December 31, 2014
Pass (Grades 1-6)	$572,589	$606,387	$244,930	$—	$—	$1,423,906
Performing	—	—	—	269,968	16,986	286,954
Special Mention (Grade 7)	3,579	4,690	6,023	—	—	14,292
Substandard (Grade 8)	9,300	29,584	6,562	—	—	45,446
Non-performing	—	—	—	1,741	271	2,012
Total	$585,468	$640,661	$257,515	$271,709	$17,257	$1,772,610

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may be returned to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2015
Residential real estate	$977	$303	$3,199	$4,479	$578,597	$583,076	$—	$4,149
Commercial real estate	1,997	64	1,964	4,025	686,910	690,935	—	3,384
Commercial	669	51	1,107	1,827	256,278	258,105	—	1,383
Home equity	211	35	811	1,057	280,435	281,492	—	1,037
Consumer	55	25	183	263	16,272	16,535	—	206
Total	$3,909	$478	$7,264	$11,651	$1,818,492	$1,830,143	$—	$10,159
December 31, 2014
Residential real estate	$1,206	$426	$4,531	$6,163	$579,305	$585,468	$—	$6,056
Commercial real estate	1,696	—	3,791	5,487	635,174	640,661	—	7,043
Commercial	456	269	1,139	1,864	255,651	257,515	—	1,529
Home equity	889	88	1,129	2,106	269,603	271,709	—	1,741
Consumer	28	—	254	282	16,975	17,257	—	271
Total	$4,275	$783	$10,844	$15,902	$1,756,708	$1,772,610	$—	$16,640

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $103,000 and $192,000 for the three months ended September 30, 2015 and 2014, respectively, and $375,000 and $647,000 for the nine months ended September 30, 2015 and 2014, respectively.

TDRs:

The Company takes a conservative approach with credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs, typically, involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions are granted.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Residential real estate	22	24	$3,452	$3,786	$568	$635
Commercial real estate	6	7	1,573	1,702	48	—
Commercial	9	9	413	426	11	10
Home equity	1	1	23	29	—	—
Total	38	41	$5,461	$5,943	$627	$645

At September 30, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $473,000, respectively. At December 31, 2014, the Company had performing and non-performing TDRs with a recorded investment balance of $4.5 million and $1.4 million, respectively. As of September 30, 2015 and December 31, 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following represents loan modifications that occurred during the three and nine months ended September 30, 2015 and 2014 that qualify as TDRs, by portfolio segment, and the associated specific reserve included within the ALL:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
For the Three Months Ended:
Residential real estate	1	—	$74	$—	$78	$—	$—	$—
Commercial real estate	—	1	—	235	—	235	—	—
Commercial	—	3	—	77	—	77	—	9
Consumer and home equity	—	1	—	40	—	30	—	—
Total	1	5	$74	$352	$78	$342	$—	$9

For the Nine Months Ended:
Residential real estate	1	1	$74	$136	$78	$149	$—	$44
Commercial real estate	—	1	—	235	—	235	—	—
Commercial	—	3	—	77	—	77	—	9
Consumer and home equity	—	1	—	40	—	30	—	—
Total	1	6	$74	$488	$78	$491	$—	$53

For the three and nine months ended September 30, 2015 and 2014, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:

Impaired loans consist of non-accrual loans and TDRs. All impaired loans are allocated a portion of the allowance to cover potential losses. The following is a summary of impaired loan balances and associated allowance by portfolio segment as of and for the three and nine months ended September 30, 2015 and 2014:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
September 30, 2015:
With an allowance recorded:
Residential real estate	$5,880	$5,880	$956	$7,618	$55	$6,963	$82
Commercial real estate	1,442	1,475	352	2,161	—	1,930	—
Commercial	1,016	1,016	192	1,320	5	1,188	6
Home equity	834	834	276	1,410	—	1,099	—
Consumer	189	189	89	248	—	229	—
Ending Balance	9,361	9,394	1,865	12,757	60	11,409	88
Without an allowance recorded:
Residential real estate	1,619	2,118	—	1,774	4	1,607	6
Commercial real estate	3,269	3,430	—	3,102	18	2,735	45
Commercial	704	876	—	503	4	567	8
Home equity	203	454	—	303	—	390	—
Consumer	17	37	—	17	—	17	—
Ending Balance	5,812	6,915	—	5,699	26	5,316	59
Total impaired loans	$15,173	$16,309	$1,865	$18,456	$86	$16,725	$147
September 30, 2014:
With an allowance recorded:
Residential real estate	$9,441	$9,441	$1,420	$9,236	$38	$9,928	$102
Commercial real estate	2,987	2,987	222	3,142	1	5,588	2
Commercial	1,562	1,562	121	2,724	(2)	2,653	8
Home equity	1,510	1,510	573	1,486	—	1,571	—
Consumer	292	292	111	333	—	392	—
Ending Balance	15,792	15,792	2,447	16,921	37	20,132	112
Without an allowance recorded:
Residential real estate	1,523	1,880	—	1,751	2	2,340	5
Commercial real estate	3,723	4,116	—	3,490	14	2,230	43
Commercial	1,818	2,318	—	870	6	609	8
Home equity	350	477	—	403	—	415	—
Consumer	17	37	—	17	—	17	—
Ending Balance	7,431	8,828	—	6,531	22	5,611	56
Total impaired loans	$23,223	$24,620	$2,447	$23,452	$59	$25,743	$168
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

Loan Sales:

For the three months ended September 30, 2015 and 2014, the Company sold $11.9 million and $0, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $249,000 and $0, respectively. For the nine months ended September 30, 2015 and 2014, the Company sold $24.5 million and $399,000 of fixed rate residential mortgage loans on the secondary market that resulted in net gains on the sale of loans of $541,000 and $17,000, respectively.

At September 30, 2015, the Company had certain fixed rate mortgage loans with a total principal of $890,000 designated as held for sale. The Company has elected to record its loans held for sale at fair value. At September 30, 2015, the Company recorded an unrealized gain of $4,000 within non-operating income on its consolidated statements of income for the three months ended September 30, 2015. The company did not have any loans designated as held for sale at September 30, 2014.

OREO:

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At September 30, 2015, the Company had three residential real estate properties with a carrying value of $204,000 within OREO. At December 31, 2014, the Company had 11 residential real estate properties and six commercial properties with a carrying value of $575,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At September 30, 2015 and December 31, 2014, the Company had $2.6 million and $4.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 48% and 61%, respectively, of non-accrual loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $830.6 million and $843.2 million at September 30, 2015 and December 31, 2014, respectively.

Refer to Note 3 and 9 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of September 30, 2015 and December 31, 2014 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
September 30, 2015 and December 31, 2014:
Goodwill, gross	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at September 30, 2015 and December 31, 2014	$40,902	$3,904	$44,806

The changes in core deposit and trust relationship intangible assets for the nine months ended September 30, 2015 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2014	$17,300	$(14,161)	$3,139	$753	$(527)	$226
2015 amortization	—	(805)	(805)	—	(57)	(57)
Balance at September 30, 2015	$17,300	$(14,966)	$2,334	$753	$(584)	$169

It is estimated that core deposit and trust relationship intangible assets will be fully amortized by December 31, 2017. The following table reflects the expected amortization of core deposit and trust relationship intangible assets over their respective estimated remaining useful lives as of September 30, 2015:

	Core Deposit Intangible	Trust Relationship Intangible
2015	$269	$19
2016	1,073	75
2017	992	75
Total	$2,334	$169

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at September 30, 2015 under the newly implemented Basel III regulatory capital framework. The Company and Bank's risk-based capital ratios under prior rules at December 31, 2014 also exceeded regulatory capital requirements under previous regulatory capital requirements in place. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	Current Regulatory Guidance			Prior Regulatory Guidance
	September 30, 2015	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2014	Minimum Regulatory Capital Required	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
Camden National Corporation:
Total risk-based capital ratio	14.76%	8.00%	N/A	15.16%	8.00%	N/A
Tier I risk-based capital ratio	13.67%	6.00%	N/A	13.97%	4.00%	N/A
Common equity Tier I risk-based capital ratio(1)	11.44%	4.50%	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	9.41%	4.00%	N/A	9.26%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	13.47%	8.00%	10.00%	13.85%	8.00%	10.00%
Tier I risk-based capital ratio	12.37%	6.00%	8.00%	12.65%	4.00%	6.00%
Common equity Tier I risk-based capital ratio(1)	12.37%	4.50%	6.50%	N/A	N/A	N/A
Tier I leverage capital ratio	8.52%	4.00%	5.00%	8.38%	4.00%	5.00%
(1) Common equity Tier I risk-based capital ratio was a new risk-based capital ratio implemented with Basel III on January 1, 2015.

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of September 30, 2015 and December 31, 2014, Acadia Trust met all of its capital requirements.

Although the junior subordinated debentures are recorded as a liability on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the junior subordinated debentures in our calculation of risk-based capital. At September 30, 2015 and December 31, 2014, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended September 30, 2015 and 2014 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2015	2014	2015	2014
Service cost	$77	$67	$231	$201
Interest cost	106	114	318	342
Recognized net actuarial loss	54	35	162	105
Recognized prior service cost	5	5	15	15
Net period benefit cost(1)	$242	$221	$726	$663
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2015	2014	2015	2014
Service cost	$15	$11	$45	$33
Interest cost	29	33	87	99
Recognized net actuarial loss	6	2	18	6
Amortization of prior service credit	(6)	(5)	(18)	(15)
Net period benefit cost(1)	$44	$41	$132	$123
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 8 – STOCK-BASED COMPENSATION PLANS

For the nine months ended September 30, 2015, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the material awards granted during the nine months ended September 30, 2015:

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

NOTE 9 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statement of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral at the date indicated:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$372	$—	$—	$—	$372
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	102,016	—	—	—	102,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	71,415	—	—	—	71,415
Total Customer Repurchase Agreements	173,803	—	—	—	173,803
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	27,959	27,959
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	2,104	2,104
Total Wholesale Repurchase Agreements	—	—	—	30,063	30,063
Total Repurchase Agreements(1)	$173,803	$—	$—	$30,063	$203,866
(1) Total repurchase agreements are presented within other borrowed funds on the consolidated statements of condition.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 10 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2015
Financial assets:
Loans held for sale	$890	$—	$890	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,094	—	5,094	—
Obligations of states and political subdivisions	19,872	—	19,872	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,049	—	381,049	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	318,222	—	318,222	—
Customer interest rate swap agreements	3,188	—	3,188	—
Financial liabilities:
Interest rate swap agreements	10,165	—	10,165	—
Forward-starting interest rate swap agreements	887	—	887	—
Customer interest rate swap agreements	3,188	—	3,188	—
December 31, 2014
Financial assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,027	$—	$5,027	$—
Obligations of states and political subdivisions	26,777	—	26,777	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	—	381,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	—	343,897	—
Private issue collateralized mortgage obligations	6,054	—	6,054	—
Customer interest rate swap agreements	1,140	—	1,140	—
Financial liabilities:
Interest rate swap agreements	9,143	—	9,143	—
Customer interest rate swap agreements	1,140	—	1,140	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at NRV, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3.

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the first nine months of 2015 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances during the first nine months of 2015 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014. Not included in the table below because they were not recorded at fair value at September 30, 2015 and December 31, 2014 are: (i) impaired loans of $13.2 million and $17.6 million, respectively; (ii) MSRs reported of $165,000 and $319,000, respectively; and (iii) OREO properties of $0 and $305,000, respectively.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2015
Financial assets:
Collateral-dependent impaired loans	$1,986	$—	$—	$1,986
MSRs(1)	392	—	392	—
Non-financial assets:
OREO	204	—	—	204
December 31, 2014
Financial assets:
Collateral-dependent impaired loans	$3,581	$—	$—	$3,581
MSRs(1)	173	—	173	—
Non-financial assets:
OREO	1,282	—	—	1,282
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2015
Collateral-dependent impaired loans:
Partially charged-off	$1,186	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	800	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(10%)
			Estimated selling costs	0 - 10%	(10%)
OREO	204	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling cost	0 - 10%	(1%)
December 31, 2014
Collateral-dependent impaired loans:
Partially charged-off	$1,569	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	2,012	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(22%)
			Estimated selling costs	10%	(10%)
OREO	1,282	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 68%	(21%)
			Estimated selling costs	6 - 10%	(9%)

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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at September 30, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$66,644	$66,644	$66,644	$—	$—
AFS securities	724,237	724,237	—	724,237	—
HTM securities	75,368	76,578	—	76,578	—
Loans held for sale	890	890	—	890	—
Residential real estate loans	578,033	590,234	—	—	590,234
Commercial real estate loans	685,046	677,866	—	—	677,866
Commercial loans	250,501	248,747	—	—	248,747
Home equity loans	279,186	281,045	—	—	281,045
Consumer loans	16,245	16,643	—	—	16,643
MSRs(1)	557	1,399	—	1,399	—
Interest receivable	6,577	6,577	—	6,577	—
Customer interest rate swap agreements	3,188	3,188	—	3,188	—
Financial liabilities:
Deposits	$2,008,177	$2,010,117	$1,408,272	$601,845	$—
FHLB advances	55,000	56,515	—	56,515	—
Commercial repurchase agreements	30,063	31,012	—	31,012	—
Other borrowed funds	434,740	434,836		434,836	—
Junior subordinated debentures	44,101	44,101	—	44,101	—
Interest payable	505	505	505	—	—
Interest rate swap agreements	10,165	10,165	—	10,165	—
Forward-starting interest rate swap agreements	887	887	—	887	—
Customer interest rate swap agreements	3,188	3,188	—	3,188	—
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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2015, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30, 2015	December 31, 2014
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$336,459	$303,815
Commercial and commercial real estate	45,729	47,066
Residential	17,608	10,975
Letters of credit	2,436	3,103
Other commitments	651	1,305
Derivative Financial Instruments:
Interest rate swaps	43,000	43,000
Forward-starting interest rate swaps	50,000	—
Customer loan swaps	171,302	58,234

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

Interest Rate Swaps:
The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. The Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $10.3 million in cash held as collateral.

The terms of the interest rate swap agreements are as follows:

					September 30, 2015	December 31, 2014
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,240)	$(1,092)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,763)	(2,511)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,697)	(2,434)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,414)	(1,279)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(2,051)	(1,827)
$43,000					$(10,165)	$(9,143)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the nine months ended September 30, 2015 of $665,000, net of tax, was recorded in OCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. The Company would reclassify unrealized gains or losses accounted for within AOCI into earnings if the interest rate swaps were to become ineffective or the arrangements were to terminate. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Forward-Starting Interest Rate Swaps:
In the first quarter of 2015, the Bank entered into two interest rate swap arrangements with a counterparty for a total notional amount of $50.0 million. Each derivative arrangement will commence on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these forward-starting interest rate swaps to mitigate its cost of borrowings exposure in a rising interest rate environment. The Bank has designated each arrangement as a hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and nine months ended September 30, 2015 the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. At September 30, 2015, the Bank posted cash collateral with the counterparty of $824,000.

The terms of the interest rate swap agreements are as follows:

					September 30, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)
$25,000	2/25/2015	2/25/2018	30-Day FHLBB	1.54%	$(356)
25,000	2/25/2015	2/25/2019	30-Day FHLBB	1.74%	(531)
$50,000					$(887)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

As each derivative instrument qualifies as a highly effective cash flow hedge, the decrease in the fair value of the interest rate swaps for the nine months ended September 30, 2015 of $576,000, net of tax, was recorded in OCI. Net payments have been classified as cash flows from operating activities in the consolidated statements of cash flows. In the next 12 months, the Company does not believe it will reclassify any related unrealized gains or losses accounted for within AOCI into earnings.

Customer Loan Swaps:
The Company will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Company enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure. At September 30, 2015 and December 31, 2014, the Company had interest rate swap agreements with a total notional amount of $85.7 million and $29.1 million, respectively, with its commercial customers, and interest rate swap agreements of equal notional amounts with a dealer bank. The Company's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company’s interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition. The fair value of customer loan swaps at September 30, 2015 and December 31, 2014 were $3.2 million and $1.1 million, respectively.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position. At September 30, 2015, the Company posted cash collateral with the counterparty of $3.0 million.

Interest Rate Locks:
As part of originating residential mortgages, the Company may enter into rate lock agreements with customers, which are considered interest rate lock commitments. At September 30, 2015 and December 31, 2014, based upon the pipeline of mortgage loans with rate lock commitments, the fair value of these commitments was immaterial to the Company's consolidated financial statements.

NOTE 12 – MERGER AND ACQUISITION ACTIVITY

On October 16, 2015, the Company completed its previously announced acquisition of SBM pursuant to the terms and conditions of the Merger Agreement. Additionally, The Bank of Maine, a wholly owned subsidiary of SBM, merged with and into Camden National Bank, with Camden National Bank continuing as the surviving bank.

Pursuant to the Merger Agreement, each share of SBM common stock outstanding at the effective time of the Merger was converted into the right to receive, at the election of the stockholder and subject to the allocation and proration procedures described in the Merger Agreement, either: (1) $206.00 in cash, without interest or (2) 5.421 shares of common stock of the Company; provided that 80% of the SBM shares outstanding immediately prior to the effective time of the Merger were converted into the right to receive common stock of the Company and the remaining SBM shares were converted into the right to receive cash. The total consideration paid by the Company was approximately $136.7 million, consisting of (i) approximately $26.1 million in cash; (ii) 2,749,762 shares of Camden common stock valued at approximately $108.6 million based on the October 16, 2015 closing price of $39.48 per share; and (iii) the fair value of 92,688 non-qualified stock options issued under the 2012 Plan of $2.0 million.

As of October 16, 2015, SBM's total assets were approximately $815.0 million, total net loans were approximately $640.0 million, and total deposits and borrowings were approximately $710.0 million. These balances are unaudited and do not include any adjustments for purchase accounting. As a result of the proximity of the closing of the merger to the date these consolidated financial statements were available to be issued, the Company continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

Upon completion of the Merger on October 16, 2015, the Company had 10,203,807 shares of common stock outstanding.

In conjunction with the Merger, the Company incurred certain non-recurring costs, including legal fees, investment banking fees, and other integration-related costs for the three and nine months ended September 30, 2015 of $766,000 and $1.6 million, respectively. These non-recurring costs are presented on the consolidated statements of income within non-interest expense as merger and acquisition costs. In addition, the Company incurred certain equity issuance costs totaling $537,000 related to the registration of additional shares of the Company's common stock. These costs have been accounted for as a reduction to shareholders' equity.

In accordance with the Internal Revenue Code, certain non-recurring costs are not deductible for income tax purposes. The impact to the Company's effective tax rate for the nine months ended September 30, 2015 was an increase of 2.1%. Non-recurring costs incurred for the three months ended September 30, 2015 had no impact on the Company's three months ended effective tax rate.

NOTE 13 – SUBSEQUENT EVENTS

On October 8, 2015, the Company issued $15.0 million in aggregate principal amount of 5.50% fixed rate subordinated notes due 2025 to certain institutional accredited investors. The notes were issued at par and are redeemable, in whole or in part, on or after October 8, 2020 and at any time upon the occurrences of certain events. The Company intends to use the proceeds for general corporate purposes, including for the provision of additional liquidity and working capital. The notes qualify as Tier II capital and will be included as such within the Company's total risk-based capital ratio. Costs incurred associated with the debt issuance will be capitalized and amortized over the life of notes.

Also, refer to Note 12 for discussion of the Merger with SBM that was completed on October 16, 2015.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The ASU was issued to defer the effective date of Update 2014-09, Revenue from Contracts with Customers (Topic 606), for all entities by one year. ASU 2014-09 was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company continues to evaluate the potential impact of ASU 2014-09, as updated by ASU 2015-14, but currently does not expect the ASU to have a material effect on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU was issued to simplify measurement period accounting, by requiring recognition of measurement period adjustments identified in the reporting period in which they are determined instead of applying them retrospectively. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

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

•	the ability of the Company to successfully integrate SBM Financial, Inc. and The Bank of Maine; and

•	the ability of the Company to achieve cost savings as a result of the merger or in achieving such cost savings within the projected timeframe.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2015	2014	2015	2014
Non-interest expense, as presented	$16,711	$15,179	$49,669	$46,096
Less: merger and acquisition costs	766	—	1,629	—
Non-interest expense, adjusted	$15,945	$15,179	$48,040	$46,096
Net interest income, as presented	$20,012	$19,369	$60,081	$57,020
Add: effect of tax-exempt income	483	325	1,239	836
Non-interest income, as presented	6,561	5,954	19,018	18,150
Less: net gain on sale of securities	4	—	4	451
Net interest income and non-interest income, adjusted	$27,052	$25,648	$80,334	$75,555
Non-GAAP efficiency ratio	58.94%	59.18%	59.80%	61.01%
GAAP efficiency ratio	62.89%	59.94%	62.79%	61.32%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2015	2014	2015	2014
Net interest income, as presented	$20,012	$19,369	$60,081	$57,020
Add: effect of tax-exempt income	483	325	1,239	836
Net interest income, tax equivalent	$20,495	$19,694	$61,320	$57,856

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

(Dollars In Thousands)	September 30, 2015	December 31, 2014
Tangible Book Value Per Share
Shareholders’ equity	$259,403	$245,109
Less: goodwill and other intangibles	47,309	48,171
Tangible shareholders’ equity	$212,094	$196,938
Shares outstanding at period end	7,454,045	7,426,222
Tangible book value per share	$28.45	$26.52
Book value per share	$34.80	$33.01
Tangible Equity to Tangible Assets
Total assets	$2,871,798	$2,789,853
Less: goodwill and other intangibles	47,309	48,171
Tangible assets	$2,824,489	$2,741,682
Tangible equity to tangible assets	7.51%	7.18%
Shareholders' equity to assets	9.03%	8.79%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2015	2014	2015	2014
Net income, as presented	$6,456	$6,451	$19,260	$18,482
Amortization of intangible assets, net of tax(1)	187	187	560	560
Merger and acquisition costs, net of tax(2)	498	—	1,266	—
Gains on sale of securities, net of tax(1)	(3)	—	(3)	(293)
Core tangible operating earnings	$7,138	$6,638	$21,083	$18,749
Average shareholders' equity	$256,326	$239,162	$252,802	$234,574
Less: average goodwill and other intangible assets	47,446	48,596	47,730	48,879
Average tangible equity	$208,880	$190,566	$205,072	$185,695
Core return on average tangible equity	13.56%	13.82%	13.75%	13.50%
Return on average equity	9.99%	10.70%	10.19%	10.53%
(1) Assumed 35.0% tax rate.
(2) Assumed 35.0% tax rate for deductible expenses.

Core Operating Earnings, Core Diluted EPS, Core Return on Average Assets, and Core Return on Average Equity: The following tables provide a reconciliation of GAAP net income, GAAP diluted EPS, GAAP return on average assets, and GAAP return on average shareholders' equity for the three and nine months ended September 30, 2015 and 2014 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core diluted EPS, core return on average assets and average tangible assets, and core return on average shareholders' equity to compare and assess financial results period-over-period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2015	2014	2015	2014
Core Operating Earnings:
Net income, as presented	$6,456	$6,451	$19,260	$18,482
Merger and acquisition costs, net of tax(1)	498	—	1,266	—
Gains on sale of securities, net of tax(2)	(3)	—	(3)	(293)
Core operating earnings	$6,951	$6,451	$20,523	$18,189
Core Diluted EPS:
Diluted EPS, as presented	$0.86	$0.86	$2.57	$2.46
Non-core transactions impact	0.07	—	0.17	(0.04)
Core diluted EPS	$0.93	$0.86	$2.74	$2.42
Core Return on Average Assets:
Return on average assets, as presented	0.90%	0.94%	0.91%	0.93%
Non-core transactions impact	0.07%	—	0.06%	(0.02)%
Core return on average assets	0.97%	0.94%	0.97%	0.91%
Core Return on Average Equity:
Return on average equity, as presented	9.99%	10.70%	10.19%	10.53%
Non-core transactions impact	0.77%	—	0.67%	(0.16)%
Core return on average equity	10.76%	10.70%	10.86%	10.37%
(1) Assumed 35.0% tax rate for deductible expenses.
(2) Assumed 35.0% tax rate.

EXECUTIVE OVERVIEW

Core operating earnings1 and core diluted EPS1, which excludes the effect of merger and acquisition costs and investment security gains, for the three months ended September 30, 2015 were $7.0 million and $0.93 per share, respectively, representing increases of 8% over the third quarter of 2014. Core operating earnings and core diluted EPS for the nine months ended September 30, 2015 were $20.5 million and $2.74, representing increases of 13% over the same period of 2014. The increase in core operating earnings for the third quarter of 2015 compared to the third quarter of 2014 was driven by revenue2 growth of 5% due to a 3% increase in net interest income and a 10% increase in core non-interest income. The increase in core operating earnings for the nine months ended September 30, 2015 compared to the same period of 2014 was also driven by revenue growth of 5% as net interest income and core non-interest income both increased 5%.

GAAP net income and diluted EPS for the three months ended September 30, 2015 was $6.5 million and $0.86 per share, respectively, and $19.3 million and $2.57 per share for the nine months ended September 30, 2015. Net income and diluted EPS for the third quarter of 2015 was flat compared to the third quarter of 2014 as our third quarter 2015 financial results included $766,000 of one-time costs related to the merger with SBM. Net income and diluted EPS for the nine months ended September 30, 2015 each increased 4% over the same period for 2014, highlighting our ability to absorb significant one-time costs and continue to deliver strong performance.

Our strong financial performance for the three and nine months ended September 30, 2015 and 2014 are highlighted by the favorable changes within our key operating ratios below:

	For The Three Months Ended September 30,		Change	As Of or For The Nine Months Ended September 30,		Change
	2015	2014		2015	2014
Core return on average assets	0.97%	0.94%	0.03%	0.97%	0.91%	0.06%
Core return on average equity	10.76%	10.70%	0.06%	10.86%	10.37%	0.49%
Efficiency ratio	58.94%	59.18%	(0.24)%	59.80%	61.01%	(1.21)%
Tangible common equity ratio				7.51%	7.11%	0.40%
Tangible book value per share				$28.45	$25.80	$2.65
On October 16, 2015, the Company completed its merger with SBM, and, in doing so, acquired approximately $815.0 million of total assets, or 28% of the Company's total assets at September 30, 2015; net loans of approximately $640.0 million, or 35% of the Company's total gross loans (excluding loans held for sale) at September 30, 2015; and total deposits and borrowings of $710.0 million, or 28% of the Company's total deposits and borrowings at September 30, 2015. As a result of the merger, SBM merged into Camden National Corporation, and SBM's wholly-owned subsidiary, The Bank of Maine, merged into Camden National Bank. Camden National Corporation and Camden National Bank were the surviving entities, and as a merged company will continue to operate under the Camden National Corporation and Camden National Bank name and brand. The Bank of Maine had a wholly-owned subsidiary, Healthcare Professional Funding Corporation, that upon completion of the merger became a wholly-owned subsidiary of Camden National Bank. Healthcare Professional Funding Corporation is headquartered out of Boston, Massachusetts and provides niche lending to the healthcare industry, specifically veterinarians, optometrists and dentists, across the country.

_____________________________________________________________________________________________________
1 This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.
2 Revenue is defined as net interest income plus non-interest income.

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

Net Interest Income - Three Months Ended September 30, 2015 and 2014. Net interest income earned on a fully-taxable equivalent basis for the third quarter of 2015 was $20.5 million, representing an increase of $801,000, or 4%, compared to the third quarter of 2014. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of $101.0 million, or 6%, to $1.8 billion for the third quarter of 2015 compared to the third quarter of 2014. Our yield on interest-earning assets for the third quarter of 2015 was 3.54%, which represents a decrease of four basis points compared to the third quarter for 2014. Our yield on interest-earning assets continues to decline due to the sustained low interest rate environment as new and refinanced loans are priced at lower current market rates, and, in part, a larger weighting of variable rate loans within our loan mix.

Average core deposits of $1.5 billion for the third quarter of 2015 increased $73.1 million, or 5%, over the third quarter of 2014 driven by higher demand and interest checking deposits of $78.6 million, which are our lowest cost funding sources. Money market balances decreased $36.1 million to $370.0 million for the third quarter of 2015 over the same period for 2014, which was largely due to the $19.8 million decrease in the average money market balances of our wealth management subsidiary, Acadia Trust. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Total average borrowings for the third quarter of 2015 were $784.9 million, an increase of $46.3 million, or 6%, compared to the third quarter of 2014, which was driven by higher brokered deposits of $48.9 million used to fund our strong loan growth over the past year.

Our average cost of funds for the third quarter of 2015 was 0.47%, representing a decrease of 2 basis points compared to the third quarter of 2014.

Our NIM for the third quarter of 2015 was 3.08%, representing a 2 basis point decrease compared to the third quarter of 2014.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended September 30, 2015 and 2014:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2015			September 30, 2014
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$723,549	$3,781	2.09%	$755,114	$3,986	2.11%
Securities - nontaxable(1)	87,390	959	4.39%	38,884	491	5.05%
Loans(2):
Residential real estate	586,631	6,019	4.10%	570,737	6,030	4.23%
Commercial real estate	677,329	7,326	4.23%	614,128	6,982	4.45%
Commercial(1)	245,482	2,427	3.87%	229,079	2,257	3.85%
Municipal(1)	16,379	131	3.16%	17,812	138	3.08%
Consumer	297,721	2,896	3.86%	290,760	2,858	3.90%
Total loans	1,823,542	18,799	4.07%	1,722,516	18,265	4.19%
Total interest-earning assets	2,634,481	23,539	3.54%	2,516,514	22,742	3.58%
Cash and due from banks	54,497			47,893
Other assets	178,119			171,639
Less: ALL	(21,279)			(21,829)
Total assets	$2,845,818			$2,714,217
Liabilities & Shareholders' Equity
Deposits:
Demand	$299,506	$—	—	$268,291	$—	—
Interest checking	503,417	104	0.08%	456,072	79	0.07%
Savings	281,556	42	0.06%	250,900	36	0.06%
Money market	369,983	310	0.33%	406,084	295	0.29%
Certificates of deposit	315,390	732	0.92%	325,144	759	0.93%
Total deposits	1,769,852	1,188	0.27%	1,706,491	1,169	0.27%
Borrowings:
Brokered deposits	237,308	369	0.62%	188,420	393	0.83%
Junior subordinated debentures	44,088	638	5.74%	43,986	638	5.75%
Other borrowings	503,542	849	0.67%	506,268	848	0.66%
Total borrowings	784,938	1,856	0.94%	738,674	1,879	1.01%
Total funding liabilities	2,554,790	3,044	0.47%	2,445,165	3,048	0.49%
Other liabilities	34,702			29,890
Shareholders' equity	256,326			239,162
Total liabilities & shareholders' equity	$2,845,818			$2,714,217
Net interest income (fully-taxable equivalent)		20,495			19,694
Less: fully-taxable equivalent adjustment		(483)			(325)
Net interest income		$20,012			$19,369
Net interest rate spread (fully-taxable equivalent)			3.07%			3.09%
Net interest margin (fully-taxable equivalent)			3.08%			3.10%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Net Interest Income - Nine Months Ended September 30, 2015 and 2014. Net interest income earned on a fully-taxable equivalent basis for the nine months ended September 30, 2015 was $61.3 million, representing an increase of $3.5 million, or 6%, compared to the same period for 2014. The increase is attributable to our strong loan growth over the past year, highlighted by an increase in average loans of $138.9 million, or 8%, to $1.8 billion for the nine months ended September 30, 2015 over the same period for 2014. Also contributing to the increase was a one-time income pick-up of $734,000 related to settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. The income earned on this loan increased our nine months ended September 30, 2015 yield on interest-earnings assets and NIM three and four basis points, respectively. Our yield on interest-earning assets for the first nine months of 2015 excluding the effect of this one-time income pick-up was 3.55%, which represents a decrease of four basis points compared to the same period for 2014. Our yield on interest-earning assets continues to decline due to the sustained low interest rate environment as new and refinanced loans are priced at lower current market rates, and, in part, a larger weighting of variable rate loans within our loan mix.

Average core deposits of $1.4 billion for the nine months ended September 30, 2015 increased $50.3 million, or 4%, over the same period for 2014. Demand and interest checking deposits increased $62.9 million, or 9% for the nine months ended September 30, 2015 over the same period of 2014. Money market balances decreased $38.6 million for the nine months ended September 30, 2015 over the same period for 2014, which was largely due to the $21.3 million decrease in the average money market balances of our wealth management subsidiary, Acadia Trust. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Total average borrowings for the nine months ended September 30, 2015 were $796.3 million, an increase of $91.1 million, or 13%, compared to the same period for 2014. The increase was driven by higher brokered deposits of $92.1 million used to fund our strong loan growth over the past year.

Our average cost of funds for the nine months ended September 30, 2015 was 0.48%, representing a decrease of two basis points compared to the same period for 2014.

Our NIM for the nine months ended September 30, 2015 was 3.12%, including the four basis point impact of the one-time income pick-up in the second quarter of $734,000. Our NIM excluding the effect of this one-time income pick-up was 3.08%, representing a two basis point decrease compared to the third quarter of 2014.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the nine months ended September 30, 2015 and 2014:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2015			September 30, 2014
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$736,077	$11,580	2.10%	$775,440	$12,516	2.15%
Securities - nontaxable(1)	69,195	2,313	4.46%	36,349	1,426	5.23%
Loans(2):
Residential real estate	585,655	18,087	4.12%	568,347	18,011	4.23%
Commercial real estate(3)	663,032	22,319	4.44%	586,514	20,080	4.51%
Commercial(1)	246,128	7,200	3.86%	204,811	6,093	3.92%
Municipal(1)	13,641	349	3.42%	14,504	379	3.49%
Consumer	294,088	8,552	3.89%	289,468	8,423	3.89%
Total loans	1,802,544	56,507	4.16%	1,663,644	52,986	4.23%
Total interest-earning assets	2,607,816	70,400	3.58%	2,475,433	66,928	3.59%
Cash and due from banks	49,415			43,942
Other assets	179,408			169,269
Less: ALL	(21,303)			(21,776)
Total assets	$2,815,336			$2,666,868
Liabilities & Shareholders' Equity
Deposits:
Demand	$271,665	$—	—	$241,255	$—	—
Interest checking	493,501	291	0.08%	461,040	237	0.07%
Savings	272,773	119	0.06%	246,822	104	0.06%
Money market	378,507	895	0.32%	417,069	915	0.29%
Certificates of deposit	313,705	2,172	0.93%	331,966	2,336	0.94%
Total deposits	1,730,151	3,477	0.27%	1,698,152	3,592	0.28%
Borrowings:
Brokered deposits	237,852	1,153	0.65%	145,798	1,086	1.00%
Junior subordinated debentures	44,063	1,894	5.75%	43,961	1,894	5.76%
Other borrowings	514,336	2,556	0.66%	515,383	2,500	0.65%
Total borrowings	796,251	5,603	0.94%	705,142	5,480	1.04%
Total funding liabilities	2,526,402	9,080	0.48%	2,403,294	9,072	0.50%
Other liabilities	36,132			29,000
Shareholders' equity	252,802			234,574
Total liabilities & shareholders' equity	$2,815,336			$2,666,868
Net interest income (fully-taxable equivalent)		61,320			57,856
Less: fully-taxable equivalent adjustment		(1,239)			(836)
Net interest income		$60,081			$57,020
Net interest rate spread (fully-taxable equivalent)			3.10%			3.09%
Net interest margin (fully-taxable equivalent)(3)			3.12%			3.10%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Includes $734,000 of income recognized in the second quarter of 2015 upon payoff of one loan that was on non-accrual status. Excluding this one-time pick-up, net interest margin for the nine months ended September 30, 2015 was 3.08%

Provision for Credit Losses
The provision for credit losses is made up of our provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition.

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2015	2014	2015	2014
Provision for loan losses	$281	$534	$972	$1,675
Change in reserve for unfunded commitments	(2)	5	7	—
Provision for credit losses	$279	$539	$979	$1,675

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars In Thousands)	2015	2014	$	%	2015	2014	$	%
Service charges on deposit accounts	$1,554	$1,600	$(46)	(3)%	$4,634	$4,689	$(55)	(1)%
Other service charges and fees	1,682	1,646	36	2%	4,776	4,584	192	4%
Income from fiduciary services	1,177	1,212	(35)	(3)%	3,725	3,745	(20)	(1)%
Brokerage and insurance commissions	411	441	(30)	(7)%	1,362	1,378	(16)	(1)%
Bank-owned life insurance	443	377	66	18%	1,267	975	292	30%
Mortgage banking income, net	390	55	335	609%	975	197	778	395%
Other income	900	623	277	44%	2,275	2,131	144	7%
Core non-interest income	6,557	5,954	603	10%	19,014	17,699	1,315	7%
Net gain on sale of securities	4	—	4	N.M.	4	451	(447)	(99)%
Total non-interest income	$6,561	$5,954	$607	10%	$19,018	$18,150	$868	5%
Non-interest income as a percentage of total revenues(1)	25%	24%			24%	24%
(1) Revenue is defined as net interest income plus non-interest income.
Non-Interest Income - Three Months Ended September 30, 2015 and 2014. The significant changes in non-interest income for the three months ended September 30, 2015 compared to the three months September 30, 2014 are:

•
An increase in mortgage banking income of $335,000 from the sale of $11.9 million of 30-year fixed rate mortgages in the third quarter of 2015, which generated gains on sale of $249,000, while in the third quarter of 2014 we did not have any loans sales. The remaining increase is reflective of higher servicing assets and servicing fees as the servicing rights were retained for the majority of the loans sold.

•
An increase in other income of $277,000 was primarily driven by higher income from customer loan swaps of $435,000 as the Company executed loan swap arrangements on commercial real estate loans of $46.0 million in the third quarter of 2015 compared to none in the third quarter of 2014. Partially offsetting this were higher unrealized losses of $111,000 on executive and director deferred compensation plans (noting an offsetting unrealized gain of equal amount is presented within other expenses) and lower income on our third party loan servicing relationships, primarily our MSHA servicing portfolio, of $25,000 compared to the third quarter of 2014.

Non-Interest Income - Nine Months Ended September 30, 2015 and 2014. The significant changes in non-interest income for the nine months ended September 30, 2015 compared to the nine months September 30, 2014 are:

•
An increase in mortgage banking income of $778,000 from the sale of $24.5 million of 30-year fixed rate mortgages for the nine months ended September 30, 2015 that generated gains on sale of $541,000, compared to gains of $17,000 for the same period last year. The remaining increase is reflective of higher servicing assets as the servicing rights were retained for the majority of the loans sold.

•	An increase in bank-owned life insurance of $292,000 due to the additional $10.0 million investment made in the third quarter of 2014.

•	An increase in other service charges and fees of $192,000 primarily driven by higher debit card income of $183,000, of which $54,000 was an annual incentive fee received in the first quarter of 2015.

•
An increase in other income of $144,000 primarily driven by higher income on customer loan swaps of $458,000 for the nine months ended September 30, 2015 compared to the same period for 2014, partially offset by higher unrealized losses on executive and director deferred compensation plans of $176,000 (noting an offsetting unrealized gain of equal amount is presented within other expenses) and lower income on our third party loan servicing relationships, primarily our MSHA servicing portfolio, of $99,000 compared to the same period of 2014.

•	A decrease on gains from sale of investment securities of $447,000 compared to the nine months ended September 30, 2014.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars In Thousands)	2015	2014	$	%	2015	2014	$	%
Salaries and employee benefits	$8,691	$8,078	$613	8%	$25,550	$24,359	$1,191	5%
Furniture, equipment and data processing	1,705	1,704	1	—%	5,530	5,236	294	6%
Net occupancy	1,194	1,175	19	2%	3,905	3,825	80	2%
Consulting and professional fees	470	468	2	—%	1,734	1,768	(34)	(2)%
Other real estate owned and collection costs	543	637	(94)	(15)%	1,554	1,665	(111)	(7)%
Regulatory assessments	513	511	2	—%	1,534	1,477	57	4%
Amortization of intangible assets	288	287	1	—%	862	861	1	—%
Other expenses	2,541	2,319	222	10%	7,371	6,905	466	7%
Core operating expenses	15,945	15,179	766	5%	48,040	46,096	1,944	4%
Merger and acquisition costs	766	—	766	N.M.	1,629	—	1,629	N.M.
Total non-interest expense	$16,711	$15,179	$1,532	10%	$49,669	$46,096	$3,573	8%
Efficiency ratio (non-GAAP)	58.94%	59.18%			59.80%	61.01%

Non-Interest Expense - Three Months Ended September 30, 2015 and 2014. The significant changes in non-interest expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 are:

•	An increase in salaries and employee benefits of $613,000 due to normal merit increases and higher incentive compensation due to strong year-to-date financial performance.

•	An increase in merger and acquisition costs of $766,000 due to the pending merger with SBM. Refer to Note 12 of the consolidated financial statements for further details.

•
An increase in other expenses of $222,000 driven by higher losses associated with check and debit card fraud of $71,000, an increase in website platform costs of $67,000 due to the recent company-wide re-branding effort, and higher postage costs of $53,000 due to the recent change in process and vendor.

Non-Interest Expense - Nine Months Ended September 30, 2015 and 2014. The significant changes in non-interest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 are:

•	An increase in merger and acquisition costs of $1.6 million due to the pending merger with SBM. Refer to Note 12 of the consolidated financial statements for further details.

•
An increase in salaries and employee benefits of $1.2 million, or 5%, due to normal merit increases, hiring of commercial production personnel over the past year, and higher performance-based incentives based on the year-to-date performance.

•
An increase in furniture, equipment and data processing costs of $294,000 driven by internal system and software upgrades over the past year to enhance the functionality and experience for our customers and drive internal efficiencies.

•
An increase in other expenses of $466,000 driven by higher losses associated with check and debit card fraud of $121,000, an increase in marketing and donation costs of $127,000, of which a portion was attributable to our Hope@Home campaign for which we provide a $100 donation to a local homeless shelter of the borrower's choice for each residential loan originated, higher postage costs of $78,000, and an increase in website platform costs of $67,000 due to the recent company-wide re-branding effort.

FINANCIAL CONDITION

Overview
Total assets at September 30, 2015 were $2.9 billion, representing an increase of $81.9 million, or 3%, since year-end. The growth in total assets was driven primarily by an increase in loans (including loans held for sale) of $58.4 million, or 3%. Our loan growth was centered within the commercial real estate portfolio, which has increased $50.3 million since December 31, 2014. Our commercial loan portfolio now makes up 52% due to our continued focus on becoming Maine's business bank and supporting the growth and economic development across all communities that we serve. The retail loan portfolio saw modest growth of $6.7 million, or 1%, since year-end, which is in large part due to our strategic shift in 2015 to sell all 30-year mortgage production. For the nine months ended September 30, 2015, the Company has sold $24.5 million of 30-year mortgage production.

Total deposits (excluding brokered deposits) at September 30, 2015 were $1.8 billion, representing an increase of $64.9 million, or 4%, since year-end. Non-interest bearing demand deposits increased $45.6 million, or 17%, at September 30, 2015 compared to year-end largely due to the seasonality of core deposits within our markets across Maine, but we also experienced a $26.8 million, or 10%, increase over September 30, 2014. Certificates of deposit increased $22.8 million since year-end as one significant depositor shifted funds into a 6-month term in the third quarter of 2015. Total borrowings (including brokered deposits) were $792.8 million at September 30, 2015, representing a decrease of $1.9 million since year-end. The decrease is due to the seasonal inflow of core deposits.

Total shareholders’ equity at September 30, 2015 was $259.4 million, an increase of $14.3 million, or 8% annualized, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At September 30, 2015, our total holdings in investment securities were $820.1 million, an increase of $16.4 million since December 31, 2014. For the nine months ended September 30, 2015, we purchased $136.7 million of debt securities and received proceeds from the sale and maturity of debt securities totaling $123.7 million.

During the nine months ended September 30, 2015, we classified all municipal bonds purchased as HTM securities. In total, we purchased $55.4 million of municipal bonds year-to-date. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $81.3 million of securities purchased were a collection of MBS and CMO debt securities. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At September 30, 2015, we had a $2.9 million net unrealized gain on our AFS securities, net of tax, compared to a $319,000 net unrealized loss, net of tax, at December 31, 2014. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of overall credit deterioration within our portfolio.

We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. In the third quarter of 2015, we sold certain MBS investment securities with a total net book value of $7.3 million that we identified had a higher prepayment risk. We recognized a net gain on the sale of these investment securities of $209,000. Additionally, during the third quarter of 2015, we sold our entire Non-Agency investment portfolio that had a net book value of $5.1 million. We sold these investments as they contain higher credit risks and recorded a net loss on the sale of these investments of $205,000. We had previously recorded OTTI on these investments of $204,000. The net gain on the sale of investment securities for the three and nine months ended September 30, 2015 was $4,000. For the three and nine months ended September 30, 2014, we recognized gains on the sale of investment securities of $0 and $451,000, respectively.

The duration of our investment securities portfolio increased modestly to 3.87 years at September 30, 2015 from 3.58 years at December 31, 2014. The increase was due to the change in mix of our investment securities portfolio as municipal bonds, which have a longer weighted-average life than our MBS and CMO portfolio, at September 30, 2015 made up 12% of the net book value of our debt securities portfolio compared to 6% at December 31, 2014. We, generally, purchase MBS and CMO investments with an average life no longer than six years to limit prepayment risk.

We completed our quarterly OTTI assessment for our investment portfolio as of September 30, 2015 and concluded that no OTTI was necessary. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2014. Refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company's process and methodology.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up approximately 90% of our loan portfolio at September 30, 2015; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. At September 30, 2015, total loans (including loans held for sale) of $1.8 billion increased $58.4 million, or 3%, since December 31, 2014. Loan growth continues to be centered within our commercial real estate portfolio, which has increased $50.3 million since year-end. Our commercial loan portfolio at September 30, 2015 made up 52% of our total loan portfolio and reflects our focus on becoming Maine's business bank. The retail portfolio (including loans held for sale) grew $6.7 million, or 1% since year-end. The modest growth highlights our strategic shift to sell 30-year mortgage production to allow us to be interest rate sensitive and recognize the immediate gains on the sale. For the nine months ended September 30, 2015, we sold $24.5 million of fixed rate mortgage loans to the secondary market generating gains of $541,000.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

(Dollars In Thousands)	September 30, 2015	December 31, 2014
Residential real estate loans	$583,424	$585,996
Commercial real estate loans	690,935	640,661
Commercial loans	258,105	257,515
Home equity loans	281,492	271,709
Consumer loans	16,535	17,257
Net deferred fees	(348)	(528)
Total loans	$1,830,143	$1,772,610
Commercial Loan Portfolio	$949,040	$898,176
Retail Loan Portfolio	881,103	874,434
Commercial Portfolio Mix	52%	51%
Retail Portfolio Mix	48%	49%

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. Our non-performing assets to total assets ratio at September 30, 2015 was 0.54%, representing a decrease of 28 basis points since year-end. The decrease in non-performing assets at September 30, 2015 compared to December 31, 2014 was due, in part, to the migration of loans from non-performing status to performing status as the financial condition of our borrowers has improved, but also was largely due to (i) the full pay-off of one significant commercial real estate loan of $1.9 million that was on non-accrual status in the second quarter of 2015 and (ii) the decrease in our OREO portfolio of $1.4 million since year-end. We continue to see favorable trends across our asset quality metrics supporting a reduced provision for credit losses for the three and nine months ended September 30, 2015 of $260,000 and $696,000, respectively, compared to the same periods a year ago.

The following table sets forth the amount of our non-performing assets as of the dates indicated:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Non-accrual loans:
Residential real estate	$4,149	$6,056
Commercial real estate	3,384	7,043
Commercial	1,383	1,529
Consumer and home equity loans	1,243	2,012
Total non-accrual loans	10,159	16,640
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	5,013	4,539
Total non-performing loans	15,172	21,179
Other real estate owned	204	1,587
Total non-performing assets	$15,376	$22,766
Non-accrual loans to total loans	0.55%	0.94%
Non-performing loans to total loans	0.83%	1.19%
ALL to non-performing loans	139.27%	99.70%
Non-performing assets to total assets	0.54%	0.82%
ALL to non-performing assets	137.43%	92.75%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2015 and December 31, 2014, we had one potential problem loan in the commercial portfolio. The loan balance at risk at September 30, 2015 and December 31, 2014 was $183,000 and $162,000, respectively.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Accruing loans 30-89 days past due:
Residential real estate	$1,153	$1,303
Commercial real estate	1,281	381
Commercial	497	656
Consumer and home equity loans	315	891
Total accruing loans 30-89 days past due	$3,246	$3,231
Accruing loans 30-89 days past due to total loans	0.18%	0.18%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31,
(Dollars in Thousands)	2015	2014	2015	2014	2014
ALL at the beginning of the period	$21,194	$21,905	$21,116	$21,590	$21,590
Provision for loan losses	281	534	972	1,675	2,224
Charge-offs:
Residential real estate loans	176	9	468	370	785
Commercial real estate	71	100	174	276	361
Commercial loans	144	675	387	1,201	1,544
Consumer and home equity loans	221	225	481	371	754
Total loan charge-offs	612	1,009	1,510	2,218	3,444
Recoveries:
Residential real estate loans	15	2	35	136	165
Commercial real estate loans	4	17	68	67	135
Commercial loans	115	117	297	286	395
Consumer and home equity loans	135	19	154	49	51
Total loan recoveries	269	155	554	538	746
Net charge-offs	343	854	956	1,680	2,698
ALL at the end of the period	$21,132	$21,585	$21,132	$21,585	$21,116
Components of allowance for credit losses:
Allowance for loan losses	$21,132	$21,585	$21,132	$21,585	$21,116
Liability for unfunded credit commitments	24	21	24	21	17
Balance of allowance for credit losses at end of the period	$21,156	$21,606	$21,156	$21,606	$21,133
Average loans	$1,823,542	$1,722,516	$1,802,544	$1,663,644	$1,681,297
Net charge-offs (annualized) to average loans	0.08%	0.20%	0.07%	0.13%	0.16%
Provision for loan losses (annualized) to average loans	0.06%	0.12%	0.07%	0.13%	0.13%
ALL to total loans	1.15%	1.25%	1.15%	1.25%	1.19%
ALL to net charge-offs (annualized)	1,540.23%	631.88%	1,657.85%	963.62%	782.65%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, improvement in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken. For the three and nine months ended September 30, 2015, we provided $281,000 and $972,000 of provision expense to the ALL compared to $534,000 and $1.7 million for the same periods for 2014, respectively. The decrease in the provision for loan losses was primarily attributable to improvement in the general economic condition of our borrowers supported by a decrease in annualized net charge-offs of 12 and 6 basis points, respectively, for the three and nine months ended September 30, 2015 compared to the same periods for 2014. Furthermore, our asset quality metrics have continued to show favorable trends as non-accrual loans to total loans have decreased 39 basis points since year-end to 0.55%, and non-performing assets to total assets has decreased 28 basis points to 0.54%. The improving asset quality metrics is reflective of the resolution of problem loans over recent years.

We believe the ALL of $21.1 million, or 1.15% of total loans and 139.27% of total non-performing loans, at September 30, 2015 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits (including brokered deposits) at September 30, 2015 were $2.0 billion, an increase of $76.1 million, or 4%, since December 31, 2014. The increase was driven by (i) higher core deposits (demand, interest checking, savings, and money market) of $42.1 million, or 3%, largely due to the seasonality of Maine's markets. Specifically, non-interest bearing demand deposits increased 17% over this period.

Total borrowings at September 30, 2015 were $563.9 million, a decrease of $13.1 million, or 2%, since December 31, 2014. The decrease in borrowings was due to the reduction in FHLBB overnight and short-term advances of $28.1 million due to the increase in funding from core deposits and higher customer repurchase agreements of $16.0 million.

Shareholders' Equity. Total shareholders' equity at September 30, 2015 was $259.4 million, representing an increase of $14.3 million, or 6%, since December 31, 2014. The increase was largely due to net income of $19.3 million for the nine months ended September 30, 2015, partially offset by dividends paid of $0.90 per share over this period totaling $7.6 million. Our third quarter 2015 dividend declared and paid on October 30, 2015 increased $834,000 over the second quarter of 2015 due to the issuance of 2,749,762 shares on October 16, 2015 in connection with the Merger with SBM. We also incurred equity issuance costs of $537,000 associated with the registration of shares for the Merger with SBM. These costs have been accounted for as a reduction of shareholders' equity as required under GAAP.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2014
	2015	2014	2015	2014
Return on average assets	0.90%	0.94%	0.91%	0.93%	0.92%
Return on average equity	9.99%	10.70%	10.19%	10.53%	10.37%
Average equity to average assets	9.01%	8.81%	8.98%	8.80%	8.83%
Dividend payout ratio(1)	47.65%	31.14%	39.24%	32.56%	33.73%
Book value per share	$34.80	$32.33	$34.80	$32.33	$33.01
Tangible book value per share(2)	$28.45	$25.80	$28.45	$25.80	$26.52
Dividends declared per share	$0.30	$0.27	$0.90	$0.81	$1.11
(1) The dividend declared for the third quarter of 2015 included shares to be issued on October 16, 2015 for the Merger.
(2) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "—Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2015 and 2014, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2015, average deposits (excluding brokered deposits) of $1.7 billion increased $32.0 million, or 2%, compared to the same period of 2014. Average core deposits of $1.4 billion for the nine months ended September 30, 2015 increased $50.3 million compared to the same period in 2014, while CDs decreased $18.3 million to $313.7 million. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, totaled $63.3 million at September 30, 2015. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2015 average total borrowings (including brokered deposits) increased $91.1 million to $796.3 million compared to the same period for 2014. The increase in average borrowings was driven by an increase brokered deposits of $92.1 million. The increase in average borrowings was to fund our strong loan growth during 2015 and has proven to be a cost effective short-term funding source. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $63.4 million as of September 30, 2015. We had no outstanding balances on these lines of credit at September 30, 2015. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2015. We had no outstanding balance on these lines of credit at September 30, 2015.

We believe the investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $259.4 million, $245.1 million and $239.9 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, which amounted to 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2014.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $7.6 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $39.2 million, which includes a $30.0 million special dividend related to the acquisition of SBM, and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At September 30, 2015 and December 31, 2014, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "Well Capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2015, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of Credit	$2,436	$2,436	$—	$—	$—
Commercial Commitment Letters	45,729	45,729	—	—	—
Residential Loan Origination	17,608	17,608	—	—	—
Home Equity Line of Credit Commitments	336,459	110,366	22,973	23,957	179,163
Other Commitments to Extend Credit	651	651	—	—	—
Total	$402,883	$176,790	$22,973	$23,957	$179,163

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2015, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating Leases	$5,792	$1,290	$1,824	$1,124	$1,554
Capital Leases(1)	1,351	128	253	253	717
FHLBB Borrowings	315,000	285,000	20,000	10,000	—
Wholesale Repurchase Agreements	30,063	25,000	5,063	—	—
Customer Repurchase Agreements	173,803	173,803	—	—	—
Junior Subordinated Debentures	44,101	—	—	—	44,101
Other Contractual Obligations	1,637	1,637	—	—	—
Total	$571,747	$486,858	$27,140	$11,377	$46,372
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $4,000.

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

At September 30, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. In February 2015, we entered into two forward interest rate swap agreements with a counterparty for a total notional of $50.0 million. These arrangements are scheduled to commence on February 25, 2016 and will provide us fixed rate borrowings for a 2 and 3 year period at interest rates of 1.54% and 1.74%, respectively. Refer to Note 11 to the consolidated financial statements for additional details of these arrangements, including the fair value as of September 30, 2015 and the accounting treatment.

At September 30, 2015, we had a notional amount of $85.7 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable- for fixed- interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business. Refer to Note 11 to the consolidated financial statements for additional details of these arrangements, including the fair value as of September 30, 2015 and the accounting treatment.

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

The simulation model captures the impact of changing interest rates, interest rate indices and spreads, rate caps and floors on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. The simulation of net interest income also requires a number of key assumptions such as: (i) no balance sheet growth, (ii) the future balance sheet mix, including prepayment assumptions for loans and securities projected under each rate scenario, (iii) new business loan rates that are based on recent origination experience, (iv) deposit pricing beta assumptions, and (v) non-maturity decay rates estimates. These assumptions can be inherently uncertain, and, as a result, actual results may differ from the simulation forecasts due to the timing, magnitude and frequency of rate changes, future business conditions and unanticipated changes in management strategies. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the nine months ended September 30, 2015 and 2014, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 - Base	September 30, 2015	September 30, 2014
Year 1
+200 basis points	(5.39)%	(6.07)%
-100 basis points	(0.80)%	(0.36)%
Year 2
+200 basis points	(5.23)%	(5.20)%
-100 basis points	(4.53)%	(3.41)%

The most significant factors affecting the changes in market risk exposure for the nine months ended September 30, 2015 were loan growth, an increasing mix of variable loans and short-term funding. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income also remains flat. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to decrease as loans and investment cash flow reprice into lower yields primarily due to prepayments while there is limited ability to reduce the cost of funds. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, cost of funds stabilize and the reinvestment of loan and investment cash flows reprice to higher yields but is insufficient to exceed our base net interest income. In year's three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base as the balance sheet shifts to being asset sensitive.

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

	Economic Value of Equity
	September 30, 2015	September 30, 2014
+200 basis points	8.60%	8.49%
+100 basis points	9.18%	9.20%
Base	9.66%	9.85%
-100 basis points	8.79%	9.35%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At September 30, 2015, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest rate swap agreements related to our short-term funding and $171.3 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, with the exception of the removal of the identified risk "If the proposed merger of SBM Financial, Inc. with and into Camden National Corporation is not completed, both Camden and SBM Financial, Inc. will have incurred substantial expenses without their shareholders realizing the expected benefits" as the merger closed on October 16, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).

3.2	Amended and Restated Bylaws of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Commission on March 12, 2014).

10.1	Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 8-K filed with the Commission on July 6, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 9, 2015
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	November 9, 2015
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer