Form 10-K
period 2015-12-31
CAMDEN NATIONAL CORP
filed 2016-03-11
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $215,029,196. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 3, 2016 is 10,263,546.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2015 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $3.7 billion in assets, 64 banking centers, 85 ATMs, and three lending offices at December 31, 2015, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiaries is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company offers commercial and consumer banking products and services through its subsidiary, Camden National Bank (the “Bank”), as well as brokerage and insurance services through Camden Financial Consultants (“Camden Financial”), a division of the Bank. The Bank's wholly-owned subsidiary, Healthcare Professional Funding Corporation ("HPFC"), provides specialized lending to dentists, optometrists and veterinarians across the United States ("U.S."). The Company also offers investment management and fiduciary services through its subsidiary, Acadia Trust, N.A. (“Acadia Trust”), a federally-regulated, non-depository trust company headquartered in Portland, Maine. The consolidated financial statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and division, and Acadia Trust. All inter-company accounts and transactions have been eliminated in consolidation.

The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities.

The Company has achieved a five-year compounded annual asset growth rate of 10%, resulting in $3.7 billion in total assets at December 31, 2015. The following is a chronological time-line of significant events and factors contributing to the Company's asset growth over the past five years:

•	2012 — The acquisition of 14 branches, including $287.6 million in deposits and $5.7 million in small business loans, from Bank of America, National Association, in October 2012.

•	2013 — The divestiture of our five Franklin County branches, including $46.0 million in loans and $85.9 million in deposits and borrowings, in October 2013.

•
2014 — The Company had $192.2 million of organic loan growth, primarily within the commercial real estate and commercial loan portfolios. Also, in 2014, we expanded our franchise outside of Maine by opening a commercial loan office in Manchester, New Hampshire, providing us with a wider reach across northern New England.

•
2015 — The Company achieved organic asset growth of $80.0 million fueled by organic loan growth of $102.4 million. The Company completed the acquisition of SBM Financial, Inc. ("SBM") and The Bank of Maine, the wholly-owned subsidiary of SBM, on October 16, 2015. SBM was approximately one-third the size of the Company pre-acquisition with total assets of $840.1 million, total loans of $615.2 million and total deposits of $687.0 million. With the SBM acquisition, the Company expanded its reach in Southern and Central Maine and into Massachusetts, through an increase in its branch network in Maine, including lending offices in Falmouth, Maine, and Boston and Braintree, Massachusetts.

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

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank offers its products and services across Maine, and focuses primarily on attracting deposits from the general public through its branches, and then leveraging this relationship to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans across New England. The Company has operations within 13 of Maine's 16 counties. Customers may also access the Bank’s products and services using other channels, including the Bank’s website address. The Bank's website address is www.CamdenNational.com.

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

Healthcare Professional Funding Corporation. HPFC is a wholly-owned subsidiary of the Bank and provides specialized lending to dentists, optometrists and veterinarians across the U.S. The Company acquired HPFC in connection with the SBM acquisition and The Bank of Maine. Shortly after the acquisition, the Company announced that it will be closing operations of HPFC on February 19, 2016. Refer to Note 25, Subsequent Events, within Item 8 of this report for further details. HPFC website address is www.healthprofunding.com.

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

Competition. Through the Bank and its subsidiaries and division of, the Company competes throughout Maine, New Hampshire and Massachusetts. Our primary markets within Maine run along Maine's coast and mid-interior through Bangor, Maine. We operate and manage the Bank's business within Maine's various regions, including Mid Coast, Southern, Central, Bangor region and Downeast. Many of these markets that we operate are characterized as rural areas. Major competitors in the Company’s primary market area include local branches of large regional bank affiliates and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

Employees. The Company employed 652 people on a full- or part-time basis as of December 31, 2015 through its subsidiaries, including the Bank (and its subsidiary, HPFC), Camden Financial, and Acadia Trust.

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

Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of

Tier I capital) and the applicable assessment rate. The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank’s FDIC insurance expense for the year ended December 31, 2015 was $1.6 million.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier I capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier I capital for banks and bank holding companies generally consists of the sum of common equity Tier I capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries that does not qualify as common equity Tier I capital, less certain deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier I, Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative credit risk.

Under the FRB's capital rules applicable to the Company and the OCC's capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier I capital to risk-weighted assets ratio of 4.5%, a minimum Tier I capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier I capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FRB's rules, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the OCC’s rules, an OCC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital
Resources,” and Item 8. "Financial Statements and Supplementary Data", in the section entitled “Note 22, Regulatory Capital
Requirements.”

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

Restrictions on Bank Holding Company Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, the Company’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

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

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of this information is reasonably possible. Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Some of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. There is also increased competition by out-of-market competitors through the internet. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

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

The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates paid for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, total deposits at the Bank decrease relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

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

Market changes may adversely affect demand for our services and impact results of operations.

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers that are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business—Supervision and Regulation.”

We have become subject to more stringent capital requirements.

The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we were required to comply with the Final Capital Rule. The Final Capital Rule requires banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. Additionally, subject to a transition period, the Final Capital Rule requires banks and bank holding companies to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2015. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the previous capital treatment of residential mortgages. Under the Final Capital Rule, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

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

At December 31, 2015, our commercial real estate and commercial loan portfolios comprised 52% of total loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2015, the most significant industry concentration within our loan portfolio was non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2015, the non-residential building operators industry was 10% of our total loans, and 27% of our total commercial real estate portfolio. We had no other industry concentrations as of December 31, 2015 in excess of 10% of total loans.

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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2015. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2015, our goodwill and other identifiable intangible assets totaled $104.3 million, which included goodwill and core deposit intangible assets created in connection with the SBM acquisition on October 16, 2015 of $50.9 million and $6.6 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2015 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2015. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Unanticipated costs relating to the acquisition of SBM could reduce our future earnings per share.

The success of the acquisition of SBM will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of SBM with our business. It is possible that we will not be able to achieve expected synergies related to the acquisition or could incur unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, which could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the acquisition may not be as accretive as expected or could even have a dilutive effect on our earnings per share.

The integration of the operations of SBM could negatively impact our business and results of operations.

The acquisition of SBM involves the integration of two companies that previously operated independently. The ongoing process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. While in recent years there has been gradual improvement in the U.S. economy, deterioration in any of these conditions could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Furthermore, while the U.S. economy is improving, the recovery has been slow and there continues to be some uncertainty regarding the sustainability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015, the Company owns or leases a total of 68 facilities, excluding any properties designated other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 41 of its facilities, none of which are subject to a mortgage, and the remaining branches and two parking lots are leased by the Company. The Company has a 64 branch network located throughout Maine, and three loan offices located in Maine, New Hampshire and Massachusetts.

The following table presents our materially important properties as of December 31, 2015:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Principal executive office	Owned	15,500
Canal Plaza	Portland, Maine	2 floors	Branch and executive office	Leased	10,000
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Libby Hill	Gardiner, Maine	1 floor	Service center	Leased	11,000
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	10,000
Kennebunk	Kennebunk, Maine	1 floor	Branch and service center	Owned	9,982
Acadia Trust	Portland, Maine	1 floor	Main office	Leased	4,212
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Waterville	Waterville, Maine	3 story building	Branch	Owned	17,099

(1)	Total square footage for leased locations represents the amount of space the Company occupies.

(2)	Includes space leased to third parties.

For additional information regarding the Company's premises and equipment and lease obligations see Note 8 of the consolidated financial statements included in Item 8 hereof.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2015 and 2014) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2015			2014
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$39.84	$36.63	$0.30	$42.00	$34.67	$0.27
Second Quarter	$41.35	$37.54	$0.30	$41.87	$35.25	$0.27
Third Quarter	$40.87	$37.89	$0.30	$39.55	$35.00	$0.27
Fourth Quarter	$45.34	$39.09	$0.30	$41.12	$34.86	$0.30

As of March 3, 2016, there were 10,305,547 shares of the Company’s common stock outstanding held of record and entitled to vote by approximately 1,200 shareholders, as obtained through our transfer agent. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,700 shareholders.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2010 through December 31, 2015. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2010 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2015.

Stock Performance Graph

On September 24, 2013, the board of directors authorized a common stock repurchase program (the "2013 Repurchase Plan"). The 2013 Repurchase Plan allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board of directors terminates the program. There is no specified expiration date of the 2013 Repurchase Plan. As of December 31, 2015, the Company had repurchased 249,500 shares at an average price of $39.82, or 99.8% of the program’s total allotment and 2% of total outstanding shares. The Company did not repurchase any shares of Company common stock for the year ended December 31, 2015.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/1/2015 to 10/31/2015	—	$—	—	500
11/1/2015 to 11/30/2015	—	—	—	500
12/1/2015 to 12/31/2015	—	—	—	500
Total	—	$—	—	500

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

	At or For The Years Ended December 31,
(In Thousands, Except per Share Data)	2015	2014	2013	2012	2011
Financial Condition Data
Investments	$855,995	$803,633	$828,201	$802,084	$611,998
Loans and loans held for sale	2,501,164	1,772,610	1,580,402	1,563,866	1,520,089
Allowance for loan losses	21,166	21,116	21,590	23,044	23,011
Total assets	3,709,871	2,789,853	2,603,829	2,564,757	2,302,720
Deposits	2,726,379	1,932,097	1,813,824	1,929,469	1,591,366
Borrowings	572,889	577,002	530,092	360,163	456,233
Shareholders’ equity	363,190	245,109	231,096	233,815	218,876
Operating Data
Net interest income	$86,452	$76,257	$75,441	$73,745	$75,219
Provision for credit losses	1,936	2,220	2,028	3,816	4,735
Non-interest income	27,482	24,370	27,835	23,412	23,053
Non-interest expense	81,139	62,397	66,333	59,031	55,579
Income before income taxes	30,859	36,010	34,915	34,310	37,958
Income taxes	9,907	11,440	12,132	10,882	11,781
Net income	$20,952	$24,570	$22,783	$23,428	$26,177
Core operating earnings(1)	$28,186	$24,277	$23,564	$24,324	$26,385
Ratios
Return on average assets	0.70%	0.92%	0.88%	0.98%	1.13%
Core return on average assets(1)	0.94%	0.90%	0.92%	1.02%	1.14%
Return on average equity	7.54%	10.37%	9.74%	10.31%	12.16%
Core return on average equity(1)	10.15%	10.25%	10.07%	10.71%	12.25%
Core return on average tangible equity(1)	13.20%	13.30%	13.42%	13.68%	15.76%
Tangible common equity ratio(1)	7.18%	7.18%	7.12%	7.19%	7.69%
Efficiency ratio(1)	61.13%	61.58%	62.78%	57.45%	54.63%
Net interest margin (fully-taxable equivalent)	3.19%	3.11%	3.20%	3.36%	3.57%
Tier I leverage capital ratio(2)	8.74%	9.26%	9.43%	8.94%	9.59%
Total risk-based capital ratio(2)	12.98%	15.16%	16.45%	15.56%	15.95%
Allowance for loan losses to total loans	0.85%	1.19%	1.37%	1.48%	1.52%
Net charge-offs to average loans	0.10%	0.16%	0.22%	0.24%	0.26%
Non-performing loans to total loans	0.93%	1.19%	1.80%	1.78%	1.82%
Non-performing assets to total assets	0.66%	0.82%	1.18%	1.13%	1.27%
Dividend payout ratio	50.60%	33.73%	36.30%	32.73%	44.05%
Per common share data
Basic earnings per share	$2.60	$3.29	$2.98	$3.06	$3.41
Diluted earnings per share	2.60	3.28	2.97	3.05	3.40
Core diluted earnings per share(1)	3.49	3.24	3.07	3.17	3.43
Dividends declared per share	1.20	1.11	1.08	1.00	1.50
Book value per share	35.54	33.01	30.49	30.67	28.56
Tangible book value per share(1)	25.33	26.52	23.98	23.68	22.66

(1)
Please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP" for discussion and reconciliations of non-GAAP measures.

(2)	Effective January 1, 2015, the Company reported regulatory capital ratios in accordance with the Basel III regulatory capital rule and framework.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 and financial condition at December 31, 2015 and 2014 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. The dollar amounts within the tables are presented in thousands, except per share data. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Acronyms and Abbreviations

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	FHLBB:	Federal Home Loan Bank of Boston
AFS:	Available-for-sale	FRB:	Federal Reserve Bank
ALCO:	Asset/Liability Committee	Freddie Mac:	Federal Home Loan Mortgage Corporation
ALL:	Allowance for loan losses	GAAP:	Generally accepted accounting principles in the United States
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LIBOR:	London Interbank Offered Rate
BOLI:	Bank-owned life insurance	LTIP:	Long-Term Performance Share Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	Management ALCO:	Management Asset/Liability Committee
Branch Acquisition:	The acquisition of 14 branches from Bank of America, N.A. in 2012, after divesting of one branch as required by the Department of Justice	MBS:	Mortgage-backed security
Branch Divestiture:	The divestiture of five Franklin County branches in 2013	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
BSA:	Bank Secrecy Act	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MSHA:	Maine State Housing Authority
CDARS:	Certificate of Deposit Account Registry System	MSRs:	Mortgage servicing rights
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
Company:	Camden National Corporation	OTTI:	Other-than-temporary impairment
CSV:	Cash surrender value	NIM:	Net interest margin on a fully-taxable basis
CMO:	Collateralized mortgage obligation	N.M.:	Not meaningful
DCRP:	Defined Contribution Retirement Plan	Non-Agency:	Non-agency private issue collateralized mortgage obligation
EPS:	Earnings per share	NRV:	Net realizable value
FASB:	Financial Accounting Standards Board	OCC:	Office of the Comptroller of the Currency
FDIC:	Federal Deposit Insurance Corporation	OCI:	Other comprehensive income (loss)
FHLB:	Federal Home Loan Bank	OFAC:	Office of Foreign Assets Control

OREO:	Other real estate owned	U.S.:	United States of America
SBM:	SBM Financial, Inc., the parent company of The Bank of Maine	2003 Plan:	2003 Stock Option and Incentive Plan
SERP:	Supplemental executive retirement plans	2012 Plan:	2012 Equity and Incentive Plan
TDR:	Troubled-debt restructured loan	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation

Executive Overview

In 2015, we achieved two significant milestones in the Company's long history with the acquisition of SBM, the parent company of The Bank of Maine, and reported record core operating earnings(1) (which excludes the effect of certain one-time non-recurring transactions) of $28.2 million. We announced on March 30, 2015 the merger of the Company and SBM, including their respective subsidiaries, and on October 16, 2015, the transaction was completed and all systems were converted and integrated shortly thereafter. As a combined organization, the Company has 64 banking centers and 85 ATMs across Maine and three lending offices in Maine, New Hampshire and Massachusetts. Total SBM assets, loans and deposits acquired as of the acquisition date (October 16, 2015) totaled $840.1 million, $615.2 million and $687.0 million, respectively. The merger of these two organizations expanded our footprint across New England, while providing an immediate larger presence in Southern Maine. As a combined organization, we will be able to achieve synergies through the operational efficiencies gained from systems integration, fewer employees, and other consolidations.

In connection with the SBM acquisition, we incurred one-time acquisition costs of $10.4 million in 2015 and issued 2.7 million shares of Company common stock. While the SBM acquisition resulted in lower net income and diluted EPS (as calculated under GAAP) for 2015, our focus continues to be on creating long-term shareholder value and success for the Company. We continue to remain committed on achieving our tangible book value dilution earn-back over a five-year period as originally planned and communicated.

As part of the SBM acquisition, we acquired HPFC, which provides lending services to dentists, veterinarians, and optometrists across the U.S. After an extensive analysis we determined that at this time the capital and operational resources required to allow HPFC to reach its full potential did not align with our need to focus on ensuring we meet the profitability targets of the Merger. Operations at HPFC were closed on February 19, 2016. We will continue to earn revenues from HPFC's loan portfolio as it naturally runs off over the next five to ten years.

The following provides financial highlights as of and for the year ended December 31, 2015 compared to prior periods:

Operating Results. The Company reported consolidated net income and diluted EPS for the year ended December 31, 2015 of $21.0 million and $2.60 per share, respectively, representing a $3.6 million, or 15%, decrease in net income and a $0.68 per share, or 21%, decrease in diluted EPS compared to the same period for 2014. The decrease in net income and diluted EPS reflects the investment made in connection with acquisition of SBM, whereby the Company incurred $10.4 million of one-time acquisition-related costs in 2015 and issued 2.7 million shares of Company common stock in the fourth quarter of 2015.

Excluding the one-time acquisition costs and certain other non-core items incurred in 2015, we reported core operating earnings of $28.2 million, representing a $3.9 million, or 16%, increase over 2014, and core diluted EPS(1) of $3.49 per share, representing a $0.25 per share, or 8%, increase over 2014.

______________________________________________________________________________________________________

(1)	This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" within Item 7 of this report.

We utilize other key financial ratios to measure our financial performance internally and to others within our industry, including:

	At or For The Years Ended December 31,		Increase / (Decrease)
	2015	2014
Core return on average assets	0.94%	0.90%	0.04%
Core return on average tangible equity	13.20%	13.30%	(0.10)%
Efficiency ratio	61.13%	61.58%	(0.45)%
Tangible book value per share	$25.33	$26.52	$(1.19)

Financial Condition. Total assets at December 31, 2015 of $3.7 billion increased $920.0 million, or 33%, since December 31, 2014 due to (i) the SBM acquisition, which included acquired total assets of $840.1 million, and (ii) organic asset growth of $79.9 million, or 3%. Total assets growth was driven by strong organic loan growth of $102.4 million, or 6%, for the year led by 11% growth in the commercial loan portfolio, with total loans of $1.3 billion at December 31, 2015. Additionally, we acquired $615.2 million of loans in conjunction with SBM acquisition.

Total deposits (excluding brokered deposits) at December 31, 2015 reached $2.5 billion compared to $1.7 billion last year. The significant increase not only reflects the deposits acquired from SBM of $687.0 million but, also, strong organic deposit growth (excluding brokered deposits) in 2015 of $125.9 million, or 7%. Total borrowings (including brokered deposits) at December 31, 2015 decreased $22.8 million compared to December 31, 2014, which includes $15.0 million of subordinated notes issued in the fourth quarter of 2015.

We continue to maintain a strong capital position at December 31, 2015 highlighted by a shareholders' equity to total assets ratio of 9.79% and a tangible common equity ratio(1) of 7.18%. Our risk-based capital ratios at December 31, 2015 exceeded all regulatory levels required for an institution to be considered “well capitalized.” At December 31, 2015, our total risk-based capital ratio, Tier I risk-based capital ratio, common equity Tier I risk-based capital ratio, and Tier I leverage capital ratio was 12.98%, 11.58%, 10.42%, and 8.74%, respectively.

For 2015, we declared dividends of $1.20 per share to our shareholders totaling $10.6 million, which was an increase over dividends declared in 2014 of 8% per share and $2.4 million, respectively.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the allowance for loan losses; (ii) accounting for acquisitions and the subsequent review of goodwill and core deposit intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; (iv) accounting for postretirement plans; and (v) income taxes.

Allowance for Loan Losses. Management is committed to maintaining an ALL that is appropriate to absorb likely loss exposure in the loan portfolio. Evaluating the appropriateness of the ALL is a key management function and one that requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, consists of two components: (i) a reduction to total gross loans in the asset section of the consolidated statements of condition, and (ii) the reserve for unfunded commitments included in other liabilities on the consolidated statements of condition. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, historical trends in charge-offs and delinquencies, overall risk characteristics and size of the portfolios, ongoing review of significant individual loans, trends in levels of watched or criticized assets, business and economic conditions, local industry trends, regulatory guidance, and other relevant factors.

In determining the appropriate level of ALL, we use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology focuses on three key elements: (i) identification of loss allocations for specific loans, (ii) loss allocation factors for certain loan types based on credit grade and loss experience, and (iii) general loss allocations for other qualitative and environmental factors.

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

Three times a year, management conducts a thorough review of adversely risk rated commercial and commercial real estate exposures exceeding certain thresholds to re-evaluate the risk rating and identify impaired loans. This extensive review takes into account the obligor’s repayment history and financial condition, collateral value, guarantor support, local economic and industry trends, and other factors relevant to the particular loan relationship.

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2015 determined it to be appropriate, under adversely different conditions or assumptions, we may need to increase the ALL. Monthly, management reviews the ALL to assess recent asset quality trends and impact on the Company's financial condition. Quarterly, the ALL is brought before the Bank's board of directors for discussion, review, and approval.

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

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. On October 16, 2015, we completed the acquisition of SBM, the parent company of The Bank of Maine. We did not acquire any other company or assets in 2014.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level - (i) banking and (ii) financial services - and is performed using the two-step process outlined in GAAP. The banking reporting unit is representative of our core banking business line, while the financial services reporting unit is representative of our wealth management and trust services business line.

For the years ended December 31, 2015 and 2014, we performed step one of the annual goodwill impairment test for each reporting unit and in doing so, we concluded that the estimated fair value of each reporting unit exceeded its respective carrying value. As such, we concluded that goodwill was not impaired as of November 30, 2015 and 2014. Furthermore, we are not aware of any indications and/or triggers subsequent to our goodwill impairment analysis performed as of November 30, 2015 that would lead us to believe there may be subsequent impairment of goodwill.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred for the years ended December 31, 2015 or 2014 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

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

Income Taxes. We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Although not currently under review, income tax returns for the years ended December 31, 2012 through 2014 are open to audit by federal and various state authorities. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, tax equivalent net interest income, tangible book value per share, tangible common equity ratio, core operating earnings, core diluted EPS, core return on average assets, and core return on average equity and core return on average tangible equity. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense excluding (a) one-time acquisition and divestiture costs, (b) goodwill impairment, and (c) prepayment penalties on borrowings (the numerator) to (ii) net interest income on a tax equivalent basis (assumed 35% tax rate) plus total non-interest income excluding (a) net gains or losses on sale of securities, net of OTTI, (b) gain on the Branch Divestiture, (c) and gain on sale of branch facility.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Non-interest expense, as presented	$81,139	$62,397	$66,333	$59,031	$55,579
Less: acquisition and divestiture costs	10,415	—	374	2,324	—
Less: goodwill impairment	—	—	2,830	—	50
Less: prepayment penalties on borrowings	—	—	—	2,030	2,318
Adjusted non-interest expense	$70,724	$62,397	$63,129	$54,677	$53,211
Net interest income, as presented	$86,452	$76,257	$75,441	$73,745	$75,219
Add: effect of tax-exempt income	1,763	1,157	808	988	1,212
Non-interest income	27,482	24,370	27,835	23,412	23,053
Less: net gains on sale of securities, net of OTTI	4	451	785	2,498	2,076
Less: gain on Branch Divestiture	—	—	2,742	—	—
Less: gain on sale of branch facility	—	—	—	479	—
Adjusted net interest income plus non-interest income	$115,693	$101,333	$100,557	$95,168	$97,408
Non-GAAP efficiency ratio	61.13%	61.58%	62.78%	57.45%	54.63%
GAAP efficiency ratio	71.22%	62.01%	64.23%	60.76%	56.49%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Net interest income, as presented	$86,452	$76,257	$75,441	$73,745	$75,219
Effect of tax-exempt income	1,763	1,157	808	988	1,212
Net interest income, tax equivalent	$88,215	$77,414	$76,249	$74,733	$76,431

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

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

	December 31,
	2015	2014	2013	2012	2011
Tangible Book Value Per Share:
Shareholders' equity, as presented	$363,190	$245,109	$231,096	$233,815	$218,876
Less: goodwill and other intangible assets	104,324	48,171	49,319	53,299	45,194
Tangible equity	$258,866	$196,938	$181,777	$180,516	$173,682
Shares outstanding at period end	10,220,478	7,426,222	7,579,913	7,622,750	7,664,975
Tangible book value per share	$25.33	$26.52	$23.98	$23.68	$22.66
Book value per share	$35.54	$33.01	$30.49	$30.67	$28.56
Tangible Common Equity Ratio:
Total assets	$3,709,871	$2,789,853	$2,603,829	$2,564,757	$2,302,720
Less: goodwill and other intangibles	104,324	48,171	49,319	53,299	45,194
Tangible assets	$3,605,547	$2,741,682	$2,554,510	$2,511,458	$2,257,526
Tangible common equity ratio	7.18%	7.18%	7.12%	7.19%	7.69%
Shareholders' equity to total assets	9.79%	8.79%	8.88%	9.12%	9.51%

Core Operating Earnings, Core Diluted EPS, Core Return on Average Assets and Core Return on Average Equity and Average Tangible Equity: The following tables provide a reconciliation of GAAP net income, GAAP diluted EPS, GAAP return on average assets and average shareholders' equity to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core diluted EPS, core return on average assets and average shareholders' equity to compare and assess core operation financial results period-over-period.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Core Operating Earnings:
Net income, as presented	$20,952	$24,570	$22,783	$23,428	$26,177
Acquisition and divestiture costs, net of tax(1)	7,237	—	243	1,511	—
Net gains on sale of securities, net of OTTI(2)	(3)	(293)	(510)	(1,624)	(1,349)
Goodwill impairment(2)	—	—	2,830	—	50
Gain on Branch Divestiture(2)	—	—	(1,782)	—	—
Prepayment penalties on borrowings(2)	—	—	—	1,320	1,507
Gain on sale of branch facility(2)	—	—	—	(311)	—
Core operating earnings	$28,186	$24,277	$23,564	$24,324	$26,385
Core Diluted EPS:
Diluted EPS, as presented	$2.60	$3.28	$2.97	$3.05	$3.40
Non-core transactions impact	0.89	(0.04)	0.10	0.12	0.03
Core diluted EPS	$3.49	$3.24	$3.07	$3.17	$3.43
Core Return on Average Assets:
Return on average assets, as presented	0.70%	0.92%	0.88%	0.98%	1.13%
Non-core transactions impact	0.24%	(0.02)%	0.04%	0.04%	0.01%
Core return on average assets	0.94%	0.90%	0.92%	1.02%	1.14%
Core Return on Average Equity:
Return on average equity, as presented	7.54%	10.37%	9.74%	10.31%	12.16%
Non-core transactions impact	2.61%	(0.12)%	0.33%	0.40%	0.09%
Core return on average equity	10.15%	10.25%	10.07%	10.71%	12.25%
(1) Assumed a 35% tax rate for deductible expenses.
(2) Assumed a 35% tax rate, with the exception of goodwill impairment as this was a non-taxable event.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Core Return on Average Tangible Equity:
Net income, as presented	$20,952	$24,570	$22,783	$23,428	$26,177
Amortization of intangible assets, net of tax(1)	849	746	747	427	375
Acquisition and divestiture costs, net of tax(2)	7,237	—	243	1,511	—
Net gains on sale of securities, net of OTTI(1)	(3)	(293)	(510)	(1,624)	(1,349)
Goodwill impairment(1)	—	—	2,830	—	50
Gain on Branch Divestiture(1)	—	—	(1,782)	—	—
Prepayment penalties on borrowings(1)	—	—	—	1,320	1,507
Gain on sale of branch facility(1)	—	—	—	(311)	—
Core tangible operating earnings	$29,035	$25,023	$24,311	$24,751	$26,760
Average equity	$277,716	$236,849	$233,888	$227,129	$215,311
Less: average goodwill and other intangible assets	57,833	48,735	52,708	46,253	45,533
Average tangible equity	$219,883	$188,114	$181,180	$180,876	$169,778
Core return on average tangible equity	13.20%	13.30%	13.42%	13.68%	15.76%
Return on average equity	7.54%	10.37%	9.74%	10.31%	12.16%
(1) Assumed 35.0% tax rate, with the exception of goodwill impairment as this was a non-taxable event.
(2) Assumed 35.0% tax rate for deductible expenses.

Results of Operations

For the year ended December 31, 2015, we reported net income of $21.0 million compared to $24.6 million for the year ended December 31, 2014, and $22.8 million for the year ended December 31, 2013. Diluted EPS for each of these years were $2.60, $3.28, and $2.97, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income tax expense, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue accounting for approximately 76% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Net interest margin for the years ended December 31, 2015, 2014, and was 3.19%, 3.11%, and 3.20%.

2015 vs. 2014 Net Interest Income. Net interest income was $88.2 million on a fully-taxable equivalent basis for 2015, compared to $77.4 million for 2014, representing an increase of $10.8 million, or 14%. The increase was driven by higher average loan balance of $267.3 million, or 16%, and lower funding costs of 3 basis points. Our net interest margin on a fully-taxable equivalent basis for 2015 was 3.19%, representing an increase of 8 basis points over 2014. Our 2015 net interest margin on a fully-taxable equivalent basis benefited from certain non-recurring and non-core income transactions, including (i) the full payoff of one significant relationship that was on non-accrual status and we recognized income of $734,000, and (ii) loan and CD fair value marks created in purchase accounting from the SBM acquisition, which totaled $711,000 for 2015. Excluding these transactions, our net interest margin on a fully-taxable equivalent basis for 2015 was 3.14%.

For 2015, our interest income on fully-taxable equivalent basis reached $100.9 million, compared to $89.5 million for 2014. The increase of $11.4 million was driven by an increase in our average loan balances during 2015, which was a result of (i) organic loan growth during 2015 of $102.4 million, or 6%, and (ii) the acquisition of SBM on October 16, 2015, which included $615.2 million of loans on acquisition date. The SBM acquisition not only provided us with higher average balances and interest income balances, but also improved our interest rate risk position in a rising rate environment due to the level of floating rate loans within the acquired loan portfolio as well as total deposits acquired of $687.0 million. Additionally, in 2015, we increased our use of customer loans swaps within our commercial real estate loan portfolio to improve our interest rate risk position in a rising rate environment by swapping fixed rate for variable rate. At December 31, 2015 our total notional on customer loan swaps with our borrowers totaled $142.9 million compared to $29.1 million at December 31, 2014 (we have matching notional agreements with a counterparty).

For 2015, our interest expense associated with deposits and borrowings totaled $12.7 million, compared to $12.1 million for 2014, representing an increase of $564,000, or 5%. The increase in total interest expense was due to higher cost average balances on our total deposits, excluding brokered deposits, as well higher borrowing costs, primarily associated with the issuance of $15.0 million of ten-year subordinated debentures bearing interest at an annual rate of 5.50% on October 8, 2016. Throughout 2015, we were able to effectively manage our borrowings by utilizing brokered deposits at lower interest rates than other borrowing means to aid the funding of our loan growth throughout the year.

2014 vs. 2013 Net Interest Income. Net interest income was $77.4 million on a fully-taxable equivalent basis for 2014, compared to $76.2 million for 2013, an increase of $1.2 million, or 2%. The increase in net interest income is reflective of 4% growth in average interest-earning assets during 2014 partially offset by a 9 basis point decline in our net interest margin to 3.11% in 2014 from 3.20% in 2013. Loan growth fueled the increase in average interest-earning assets as average loan balances increased $100.4 million, or 6%, compared to 2013. Borrowings were primarily used to fund the loan growth, including brokered deposits and short-term FHLB borrowings, as average borrowings increased $182.8 million, or 35%. The decrease in average deposits in 2014 compared to 2013 of $75.7 million, or 4%, is primarily attributable to the Branch Divestiture that occurred in the fourth quarter of 2013 with the sale of $80.4 million of deposits.

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

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Securities – taxable	$739,168	$15,715	2.13%	$770,202	$16,474	2.14%	$772,095	$16,751	2.17%
Securities – nontaxable(1)	76,779	3,397	4.42%	37,499	1,932	5.15%	30,672	1,799	5.87%
Loans(2)(3):
Residential real estate	636,516	26,505	4.16%	571,593	24,036	4.21%	571,291	25,209	4.41%
Commercial real estate	716,112	31,859	4.45%	594,224	26,976	4.54%	515,501	24,764	4.80%
Commercial(1)(4)	271,631	10,907	4.02%	211,722	8,346	3.94%	173,933	7,591	4.36%
Municipal(1)	13,698	471	3.44%	13,794	486	3.52%	11,799	508	4.31%
Consumer	310,664	12,053	3.88%	289,964	11,292	3.89%	308,335	12,369	4.01%
Total loans	1,948,621	81,795	4.20%	1,681,297	71,136	4.23%	1,580,859	70,441	4.46%
Total interest-earning assets	2,764,568	100,907	3.65%	2,488,998	89,542	3.60%	2,383,626	88,991	3.73%
Cash and due from banks	55,256			44,276			43,879
Other assets	200,857			171,204			169,852
Less: ALL	(21,281)			(21,691)			(22,968)
Total assets	$2,999,400			$2,682,787			$2,574,389
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$292,776	$—	—%	$251,609	$—	—%	$241,520	$—	—%
Interest checking	543,330	427	0.08%	465,740	325	0.07%	476,448	324	0.07%
Savings	306,536	180	0.06%	250,148	142	0.06%	237,110	133	0.06%
Money market	394,367	1,283	0.33%	413,712	1,206	0.29%	442,908	1,346	0.30%
Certificates of deposit(3)	357,972	3,126	0.87%	328,887	3,116	0.95%	387,816	3,856	0.99%
Total deposits	1,894,981	5,016	0.26%	1,710,096	4,789	0.28%	1,785,802	5,659	0.32%
Borrowings:
Brokered deposits	229,079	1,495	0.65%	157,265	1,478	0.94%	118,423	1,414	1.19%
Subordinated debentures	47,569	2,724	5.73%	43,973	2,532	5.76%	43,871	2,532	5.77%
Other borrowings	511,632	3,457	0.68%	504,803	3,329	0.66%	360,948	3,137	0.87%
Total borrowings	788,280	7,676	0.97%	706,041	7,339	1.04%	523,242	7,083	1.35%
Total funding liabilities	2,683,261	12,692	0.47%	2,416,137	12,128	0.50%	2,309,044	12,742	0.55%
Other liabilities	38,423			29,801			31,457
Shareholders’ equity	277,716			236,849			233,888
Total liabilities and shareholders’ equity	$2,999,400			$2,682,787			$2,574,389
Net interest income (fully-taxable equivalent)		88,215			77,414			76,249
Less: fully-taxable equivalent adjustment		(1,763)			(1,157)			(808)
Net interest income		$86,452			$76,257			$75,441
Net interest rate spread (fully-taxable equivalent)			3.18%			3.10%			3.18%
Net interest margin (fully-taxable equivalent)(3)			3.19%			3.11%			3.20%
(1) Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) The accounting for the SBM acquisition required loans and time deposits to be recorded at fair value. The fair value marks on the loans and CDs acquired accrete and amortize into net interest income over time. For the year ended December 31, 2015, the loan accretion income and interest expense reduction on CDs related to the SBM acquisition totaled $531,000 and $180,000, respectively. Additionally, in the second quarter of 2015 one loan paid-off that was on non-accrual status and resulted in income of $734,000. Excluding these items, net interest margin for the year ended December 31, 2015 was 3.14%.

(4) Includes the HPFC commercial loan portfolio.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume.

	December 31, 2015 vs. 2014 Increase (Decrease) Due to:			December 31, 2014 vs. 2013 Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Securities – taxable	$(664)	$(95)	$(759)	$(41)	$(236)	$(277)
Securities – nontaxable	2,023	(558)	1,465	401	(268)	133
Residential real estate	2,733	(264)	2,469	13	(1,186)	(1,173)
Commercial real estate	5,611	(728)	4,883	3,779	(1,567)	2,212
Commercial	2,393	168	2,561	1,648	(893)	755
Municipal	(3)	(12)	(15)	86	(108)	(22)
Consumer	805	(44)	761	(737)	(340)	(1,077)
Total interest income	12,898	(1,533)	11,365	5,149	(4,598)	551
Interest-bearing liabilities:
Interest checking	54	48	102	(7)	8	1
Savings	34	4	38	8	1	9
Money market	(56)	133	77	(88)	(52)	(140)
Certificates of deposit	276	(266)	10	(583)	(157)	(740)
Brokered deposits	675	(658)	17	462	(398)	64
Subordinated debentures	206	(14)	192	6	(6)	—
Other borrowings	45	83	128	1,252	(1,060)	192
Total interest expense	1,234	(670)	564	1,050	(1,664)	(614)
Net interest income (fully-taxable equivalent)	$11,664	$(863)	$10,801	$4,099	$(2,934)	$1,165

Provision for Credit Losses

The provision for credit losses is made up of our provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the year ended December 31, 2015 was $1.9 million, or 0.10% of average loans, compared to $2.2 million, or 0.13% of average loans, and $2.1 million, or 0.13% of average loans, for the year ended December 31, 2014 and 2013, respectively. The decrease in the provision for credit losses of $284,000, or 13%, in 2015 compared to 2014 was driven by (i) continued asset quality improvement, highlighted by a 0.06% improvement in our net charge-offs to average loans ratio between 2015 and 2014 and (ii) acquired loans in the fourth quarter of 2015 of $615.2 million in connection with the SBM acquisition for which no provision was provided for the year ended December 31, 2015 as the fair value mark on the acquired loan portfolio was sufficient. The increase in the provision for credit losses of $192,000, or 9%, in 2014 compared to 2013 was driven by our 12% loan growth in 2014. Our asset quality metrics improved throughout 2014 reducing the provision that would have been recognized otherwise during the year due to loan growth. Please see “—Financial Condition—Asset Quality” for additional discussion regarding the ALL.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition.

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the following periods:

	For the Years Ended December 31,
	2015	2014	2013
Provision for loan losses	$1,938	$2,224	$2,052
Change in reserve for unfunded commitments	(2)	(4)	(24)
Provision for credit losses	$1,936	$2,220	$2,028

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31, 2015, 2014, and 2013:

	For The Years Ended December 31,
	2015	2014	Change from		2013	Change from
			2015 to 2014			2014 to 2013
			$	%		$	%
Service charges on deposit accounts	$6,423	$6,229	$194	3%	$6,740	$(511)	(8)%
Other service charges and fees	6,850	6,136	714	12%	5,971	165	3%
Income from fiduciary services	4,918	4,989	(71)	(1)%	4,751	238	5%
Mortgage banking income, net	2,031	282	1,749	620%	1,406	(1,124)	(80)%
Brokerage and insurance commissions	1,699	1,766	(67)	(4)%	1,697	69	4%
Bank-owned life insurance	1,680	1,437	243	17%	1,310	127	10%
Other income	3,877	3,080	797	26%	2,433	647	27%
Core non-interest income (Non-GAAP)(1)	27,478	23,919	3,559	15%	24,308	(389)	(2)%
Gain on Branch Divestiture	—	—	—	N.M.	2,742	(2,742)	(100)%
Net gain on sale of securities	4	451	(447)	(99)%	785	(334)	(43)%
Total non-interest income	$27,482	$24,370	$3,112	13%	$27,835	$(3,465)	(12)%
Non-interest income as a percentage of total revenues(1)	24%	24%			27%
(1) Revenue is defined as net interest income plus non-interest income.

2015 vs. 2014 Non-Interest Income. The significant changes in non-interest income for the year ended December 31, 2015 compared to the same period of 2014 include:

•
An increase in mortgage banking income of $1.7 million from the sale of $61.2 million of residential mortgages in 2015, which generated gains on sale of $1.4 million, compared to $31,000 in 2014. The increase reflects our change in strategy in 2015, as well as the expansion of our mortgage banking platform in the fourth quarter of 2015 through the addition of SBM's mortgage banking platform.

•
An increase in service charges on deposit accounts and other service charges and fees of $908,000, which was driven by higher debit card income of $602,000 and overdraft fees of $288,000. In the fourth quarter of 2015, service charges and other service charges revenues experienced increases due to the addition of approximately 55,000 new customer accounts in connection with the SBM acquisition.

•	An increase in other income of $797,000 was driven by higher income on customer loan swaps of $1.0 million, partially offset by lower third party loan servicing income of $113,000.

•	An increase in bank-owned life insurance of $243,000 due to the additional $10.0 million investment made in the third quarter of 2014.

2014 vs. 2013 Non-Interest Income. The significant changes in non-interest income for the year ended December 31, 2014 compared to the same period of 2013 include:

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

•	An increase in other income of $647,000 was primarily driven by loan interest rate swap income of $480,000 recognized in 2014.

•
A decrease in service charges on deposit accounts of $511,000 was driven by the sale of our five Franklin County branches in the fourth quarter of 2013, which contributed $353,000 of service charges income in 2013. Also, we continue to see certain customers migrating away from deposit product accounts that charge regular service fees.

•	A decrease in net gain on sale of securities during 2014 of $334,000.

Non-Interest Expenses

The following table presents the components of non-interest expense for the years ended December 31, 2015, 2014, and 2013:

	For The Years Ended December 31,
	2015	2014	Change from		2013	Change from
			2015 to 2014			2014 to 2013
			$	%		$	%
Salaries and employee benefits	$37,220	$32,669	$4,551	14%	$32,609	$60	—%
Furniture, equipment and data processing	8,057	7,316	741	10%	7,051	265	4%
Net occupancy	5,695	5,055	640	13%	5,449	(394)	(7)%
Consulting and professional fees	2,625	2,368	257	11%	2,337	31	1%
OREO and collection costs	2,491	2,289	202	9%	2,162	127	6%
Regulatory assessments	2,184	1,982	202	10%	1,997	(15)	(1)%
Amortization of intangible assets	1,306	1,148	158	14%	1,150	(2)	—%
Other expenses	11,146	9,570	1,576	16%	10,374	(804)	(8)%
Core operating expenses (Non-GAAP)(1)	70,724	62,397	8,327	13%	63,129	(732)	(1)%
Goodwill impairment	—	—	—	N.M.	2,830	(2,830)	N.M.
Acquisition and divestiture costs	10,415	—	10,415	N.M.	374	(374)	(100)%
Total non-interest expenses	$81,139	$62,397	$27,069	43%	$66,333	$(3,936)	(6)%
Efficiency ratio (Non-GAAP)(1)	61.13%	61.58%			62.78%
(1) Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for details of calculation.

2015 vs. 2014 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2015 compared to the same period of 2014 include:

•	An increase in acquisition and divestiture costs associated with the SBM acquisition of $10.4 million.

•
An increase in salaries and employee benefits of $4.6 million due to the addition of 168 employees associated with the SBM acquisition, normal annual merit increases, and higher bonuses and incentives due to the successful completion and integration of SBM and a strong financial performance for 2015 (assessed based on core operating earnings).

•
An increase in furniture, equipment and data processing and net occupancy costs of $1.4 million primarily due to the SBM acquisition, which included 24 additional banking centers, two lending offices, and the associated furniture and equipment within each. We have plans to consolidate and close certain locations in 2016, which will reduce related costs going forward, including the consolidation of SBM's former operations center located in Gardiner, Maine and the termination of our Boston, Massachusetts lease, as we closed the operations of HPFC, effective February 19, 2016.

2014 vs. 2013 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2014 compared to the same period of 2013 include:

•
A $2.8 million goodwill impairment charge was recorded in 2013 related to our financial services reporting unit. Refer to Note 6 of the consolidated financial statements for discussion of our goodwill impairment process and results.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2015, 2014 and 2013 was $9.9 million, $11.4 million, and $12.1 million, respectively. Our effective income tax rate was 32.1%, 31.8%, and 34.7% in each of the past three years, respectively. These effective rates differ from our marginal rate of about 35.7%, primarily due to our non-taxable interest income from our municipal bonds and certain qualifying loans, life insurance income, and tax credits received. In 2015, we incurred certain non-deductible expenses associated with the SBM acquisition totaling $1.3 million, which increased our 2015 effective tax rate. Our 2014 effective tax rate of 31.8% decreased 2.9% compared to 2013, primarily due to the goodwill impairment charge of $2.8 million recorded in 2013. The goodwill impairment charge recorded in 2013 was non-deductible for tax purposes increasing our 2013 effective tax rate. Refer to Note 14 of the consolidated financial statements for further income tax details.

In connection with the SBM acquisition, we acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $70.9 million related to losses generated by SBM and State of Maine net operating losses of $213,000. We determined that we would not be able to utilize $6.8 million of the acquired federal net operating losses and wrote-off this amount within purchase accounting. Due to IRC 382(g) limitations, our use of the federal net operating losses acquired is limited to $3.9 million annually ($803,000 for fiscal year 2015), which was determined using the applicable federal rate (AFR) and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 – 2034. We assessed the need for a valuation allowance on the acquired federal net operating losses and determined that there was a high likelihood that we will be able to utilize all of the acquired allowable federal net operating losses prior to expiration as we have a history of generating taxable income well in excess of the limitation. The acquired State of Maine net operating loss was not subject to any state imposed limitations and was fully utilized in fiscal year 2015. As such, there was no valuation allowance established on any of the deferred tax assets acquired as part of the SBM acquisition.

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

Financial Condition

Investment Securities

We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At December 31, 2015, our total holdings in investment securities were $856.0 million, an increase of $52.4 million since December 31, 2014. Total securities compared to total assets amounted to 23% and 29% at December 31, 2015 and 2014, respectively.

In 2015, we purchased $214.6 million of debt investment securities, including $37.2 million of debt investment securities acquired in connection with the SBM acquisition; sales of $12.4 million; maturities, calls and principal pay-downs of $144.0 million; and net amortization of $2.2 million. For the years ended December 31, 2015 and 2014, we recognized net gains on the sale of investment securities of $4,000 and $451,000, respectively. The investment securities sold in 2015 and 2014 were designated as AFS securities.

Of the investment securities purchased during 2015, we classified municipal bonds totaling $64.4 million as HTM securities. These investments are carried at amortized cost, and at December 31, 2015 and 2014, they were carried on our consolidated statements of condition at $84.1 million and $20.2 million, respectively. We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining investment purchased during 2015 were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At December 31, 2015, we had $3.8 million of net unrealized losses on AFS securities, net of tax, compared to $319,000 of net unrealized losses, net of tax, at December 31, 2014. The increase in our unrealized losses on AFS securities was due to an increase in long-term interest rates.

Our AFS securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 97% of our total AFS portfolio at December 31, 2015 and 95% of our total AFS portfolio at December 31, 2014. During 2015, we purchased $149.2 million of mortgage-backed securities ($123.9 million of pass-through securities and $25.3 million CMOs) and sold $12.4 million. We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. In 2015, we sold all of our Non-Agency investments along with $7.3 million of MBS investments experiencing high prepayment speeds. In anticipation of the closing of the SBM acquisition on October 16, 2015, we proactively sought to restructure our investment portfolio and, in doing so, determined it was in our best interest to sell all of the Non-Agency investments. We had previously recorded OTTI on the Non-Agency investments of $204,000. The overall mix of securities within our AFS portfolio at December 31, 2015 compared to December 31, 2014 remains unchanged and well positioned to provide a stable source of cash flow. The duration of our AFS securities at December 31, 2015 was 3.74 years, a slight increase over last year of 3.58 years. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Our AFS portfolio of residential MBS securities is directly impacted by the interest rate environment and yield curve. The current lower interest rate environment has directly affected the interest income earned on our MBS investment portfolio by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, the current rate environment and yield curve also decrease the yield earned upon reinvestment of the prepayment proceeds back into MBS securities, impacting our net interest income and margin. As a result, we have opted to increase our investment portfolio year-over-year by increasing the mix of municipal bonds where we are able to obtain higher yields (on a fully-taxable equivalent basis). These purchased municipal bonds have been designated as HTM. As of December 31, 2015, the amount of net premiums on our investment securities to be recognized in future periods totaled $10.5 million, which equated to a weighted-average premium above par of approximately 1.0%. Subsequent changes to the interest rate environment will continue to impact our yield.

At December 31, 2015 and 2014, we held 110 and 74 investment securities with a fair value of $546.1 million and $434.1 million that were in an unrealized loss position totaling $10.2 million and $7.9 million, respectively, that we concluded was temporary. Of these, MBS and CMOs with a fair value of $197.3 million and $308.0 million were in an unrealized loss position totaling $6.8 million and $7.3 million at December 31, 2015 and 2014, respectively, for 12 months or more. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment portfolio. At December 31, 2015 and 2014, gross unrealized losses on our AFS and HTM securities were 1% of amortized cost.

We review our investment securities portfolio quarterly for impairment, which includes our municipal bonds portfolio, pass-through and collateralized mortgage obligations securities portfolios, and obligations of U.S. sponsored government-enterprises, in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. We concluded that our investment securities in an unrealized loss position at December 31, 2015 and 2014 were temporarily impaired and we have the intent and ability to hold these securities until they recover.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2015		2014		2013
	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance
AFS Securities:
Obligations of U.S. government sponsored enterprises	$5,040	1%	$5,027	1%	$—	—%
Obligations of states and political subdivisions	17,694	1%	26,777	3%	31,207	4%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	56%	381,308	50%	395,903	49%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	41%	343,897	45%	374,435	46%
Private issue collateralized mortgage obligations	—	—%	6,054	1%	6,932	1%
Subordinated corporate bonds	996	—%	—	—%	—	—%
Total AFS debt securities	749,633	99%	763,063	100%	808,477	100%
Equity securities	705	1%	—	—%	—	—%
Total AFS securities	750,338	100%	763,063	100%	808,477	100%
HTM Securities:
Obligations of states and political subdivisions	84,144	100%	20,179	100%	—	—%
Total HTM securities	84,144	100%	20,179	100%	—	—%
Total	$834,482		$783,242		$808,477

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investment securities by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2015	2014	2013
	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt securities:
Obligations of U.S. government sponsored enterprises	$—	$4,971	$—	$—	$4,971	$4,962	$—
Obligations of states and political subdivisions	2,781	13,404	2,719	82,595	101,499	46,259	30,143
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	62,253	48,083	53,517	255,576	419,429	377,657	397,409
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	637	54,664	109,176	148,242	312,719	348,855	385,847
Private issue collateralized mortgage obligations	—	—	—	—	—	5,999	7,329
Subordinated corporate bonds	—	—	1,000	—	1,000	—	—
Total debt securities	65,671	121,122	166,412	486,413	839,618	783,732	820,728
Weighted-average yield on debt securities	2.51%	2.36%	2.30%	2.37%	2.36%	2.25%	2.26%

Federal Home Loan Bank Stock

We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of December 31, 2015 and 2014, our investment in FHLBB stock totaled $20.6 million and $19.5 million, respectively. No market exists for shares of the FHLBB. We currently have no intention to terminate our FHLBB membership or sell any excess FHLBB stock we may hold.

Loans

We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 86% of our loan portfolio at December 31, 2015. In 2015, through the acquisition of SBM, we expanded our geographic footprint to Massachusetts with a lending office located in Braintree, Massachusetts. Additionally, in connection with the SBM acquisition, we acquired HPFC. HPFC provides niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. Shortly after the SBM acquisition, we reached a decision to close the operations of HPFC, effective February 19, 2016. Refer to Note 5 and 25 of the consolidated financial statements within Item 8 of this report for further discussion.

At December 31, 2015, total loans increased $717.6 million, or 40%, to $2.5 billion from $1.8 billion at December 31, 2014. Our loan growth was a function of strong organic loan growth for the year of $102.4 million, or 6%, and acquired loans from SBM of $615.2 million. Our commercial portfolio at December 31, 2015 totaled $1.3 billion, representing organic loan growth of 11% for the year, while our retail loan portfolio increased modestly by $4.6 million over the same period. The change within our loan portfolio mix over the past year highlights our focus on business lending and ramp-up of our mortgage banking division. The Company's residential mortgage sales in 2015 totaled $61.2 million compared to $799,000 for 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
Residential real estate	$820,617	33%	$585,468	33%	$569,819	36%	$572,173	37%	$578,262	38%
Commercial real estate	927,951	37%	640,661	36%	541,099	34%	506,231	32%	470,061	31%
Commercial	297,721	12%	257,515	15%	179,203	11%	190,454	12%	185,045	12%
Consumer and home equity	366,587	15%	288,966	16%	290,281	19%	295,008	19%	280,660	19%
HPFC	77,330	3%	—	—%	—	—%	—	—%	—	—%
Total loans	$2,490,206	100%	$1,772,610	100%	$1,580,402	100%	$1,563,866	100%	$1,514,028	100%
Loan portfolio mix:
Retail	1,187,204	48%	874,434	49%	860,100	55%	867,181	56%	858,922	57%
Commercial	1,303,002	52%	898,176	51%	720,302	45%	696,685	44%	655,106	43%

The following table presents the composition of the acquired loan portfolio from SBM as of October 16, 2015 (at fair value) and the calculated organic loan growth in 2015.

	December 31,		Change		SBM Acquisition	Year Ended December 31, 2015 Organic Growth
	2015	2014	($)	(%)
Residential	$820,617	$585,468	$235,149	40%	$234,619	$530	—%
Commercial real estate	927,951	640,661	$287,290	45%	193,883	93,407	15%
Commercial	297,721	257,515	$40,206	16%	35,417	4,789	2%
Home equity	348,634	271,709	$76,925	28%	71,005	5,920	2%
Consumer	17,953	17,257	$696	4%	2,526	(1,830)	(11)%
HPFC	77,330	—	$77,330	N.M.	77,773	(443)	N.M.
Total loans	$2,490,206	$1,772,610	$717,596	40%	$615,223	$102,373	6%

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to four-family residences. We generally retain in our portfolio adjustable rate mortgages and fixed rate mortgages with original terms of 20 years or less. At December 31, 2015, our residential real estate loans totaled $820.7 million, representing an increase of $235.2 million over last year. The increase in residential real estate loans was primarily driven by acquired loans of $234.6 million. The modest organic loan growth for the year was largely due our focus on selling residential mortgage loans in 2015, highlighted by $61.2 million in sales in 2015 compared to $799,000 in 2014.

Commercial Real Estate Loans. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. At December 31, 2015, our commercial real estate loans totaled $928.0 million, representing an increase of $287.3 million over last year. The increase in commercial real estate loans was driven by strong organic loan growth in 2015 of $93.4 million, or 25%, and acquired loans of $193.9 million.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2015 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2015, the non-residential building operators industry concentration was 27% of total commercial real estate portfolio and 10% of our total loan portfolio. There were no other industry concentrations within our loan portfolio at December 31, 2015 that exceeded 10% of total loans.

Commercial Loans. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. At December 31, 2015, our commercial loans totaled $297.7 million, representing an increase of $40.2 million over last year, which was driven by acquired loans of $35.4 million.

Consumer Loans and Home Equity Loans. Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. At December 31, 2015, our consumer and home equity loans totaled $366.6 million, representing an increase of $77.6 million over the prior year primarily due to $73.5 million of acquired loans.

HPFC. HPFC is a wholly-owned subsidiary of the Bank that provides commercial lending to dentists, optometrists and veterinarians, many of which are start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years. At December 31, 2015, our HPFC commercial loan portfolio totaled $77.3 million.

On February 19, 2016, operations at HPFC were closed. We will continue to earn revenues from HPFC's loan portfolio as it naturally runs off over the next five to ten years. Refer to Note 25 of consolidated financial statements for further discussion.

Asset Quality

The Bank's board of directors monitors credit risk through the Directors’ Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Credit Risk Administration and the Credit Risk Policy Committee oversee management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL, and support the oversight efforts of the Directors' Loan Review Committee and the board of directors. Our practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans, and OREO. The level of our non-performing assets over the past five years is shown in the table below.

	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans:
Residential real estate loans	$7,253	$6,056	$10,520	$10,584	$9,503
Commercial real estate	4,529	7,043	7,799	6,719	7,830
Commercial loans	4,489	1,529	2,146	3,409	3,955
Consumer and home equity loans	2,051	2,011	2,012	1,771	2,822
HPFC	—	—	—	—	—
Non-accrual loans	18,322	16,639	22,477	22,483	24,110
Accruing loans past due 90 days	—	—	455	611	236
Accruing TDRs (not included above)	4,861	4,539	5,468	4,674	3,276
Total non-performing loans	23,183	21,178	28,400	27,768	27,622
Other real estate owned	1,304	1,587	2,195	1,313	1,682
Total non-performing assets	$24,487	$22,765	$30,595	$29,081	$29,304
Total loans, excluding loans held for sale	$2,490,206	$1,772,610	$1,563,866	$1,514,028	$1,524,752
Total assets	$3,709,871	$2,789,853	$2,603,829	$2,564,757	$2,302,720
Allowance for loan losses	$21,166	$21,116	$21,590	$23,044	$23,011
Non-accrual loans to total loans	0.74%	0.94%	1.44%	1.48%	1.58%
Non-performing loans to total loans	0.93%	1.19%	1.82%	1.83%	1.81%
Allowance for loan losses to non-performing loans	91.30%	99.71%	76.02%	82.99%	83.31%
Non-performing assets to total assets	0.66%	0.82%	1.18%	1.13%	1.27%
Allowance for loan losses to non-performing assets	86.44%	92.76%	70.57%	79.24%	78.53%

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

Non-performing loans were $23.2 million, or 0.93% of total loans, at December 31, 2015, representing an increase of $2.0 million, or 9%, since December 31, 2014. The increase in non-performing loans was due to the classification of $10.6 million of acquired loans (at fair value) as non-accrual as of the acquisition date. Excluding these acquired loans designated as non-accrual, our total non-performing loans decreased $8.9 million at December 31, 2015 compared to December 31, 2014 due to the ongoing resolution of non-performing loans.

In connection with the SBM acquisition, we obtained six commercial properties designated as OREO. The carrying value of these properties at December 31, 2015 was $729,000. Additionally, we consolidated four of our branch locations, of which two of these locations we owned and were transferred into OREO at the lower of cost or NRV with a carrying value $401,000. At December 31, 2015, our OREO balance consisted of nine properties, including two residential and seven commercial properties, with a carrying value of $1.3 million. The OREO balance at December 31, 2014 consisted of 17 properties, including 11 residential properties and six commercial properties, and the carrying value was $1.6 million.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Years Ended December 31,
	2015	2014	2013
Foregone interest income	$586	$842	$990
Interest income recognized on non-performing loans and performing TDRs	204	216	239

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2015 and 2014, potential problem loans amounted to approximately $649,000, or 0.03% of total loans, and $162,000, or 0.01% of total loans, respectively.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents past due loans at the dates indicated:

	December 31,
	2015	2014
Loans 30 – 89 days past due:
Residential real estate loans	$3,590	$1,303
Commercial real estate loans	4,295	381
Commercial loans	637	656
Consumer and home equity loans	1,255	891
HPFC	165	—
Total loans 30 – 89 days past due	$9,942	$3,231
Loans 30 – 89 days past due to total loans	0.40%	0.18%

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

In the fourth quarter of 2015, we revised our methodology for the ALL whereby we no longer provided for an unallocated reserve, but, instead, incorporated the qualitative factors into our general reserve. Historically, the unallocated reserve served as a method to account for qualitative risks, including general economic and market risks, within our portfolio without specifically assigning to any one or more portfolio segments. At December 31, 2015 and 2014, our reported unallocated reserve was $0 and $2.4 million, respectively. The change in methodology did not have any impact on our reported ALL or provision for loan losses at or for the year ended December 31, 2015.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
ALL at the beginning of period	$21,116	$21,590	$23,044	$23,011	$22,293
Provision for loan losses	1,938	2,224	2,052	3,791	4,741
Charge-offs:
Residential real estate	801	785	1,059	1,197	1,216
Commercial real estate	481	361	952	593	1,633
Commercial	655	1,544	1,426	1,393	1,256
Consumer and home equity	679	754	837	1,319	920
HPFC	—	—	—	—	—
Total loan charge-offs	2,616	3,444	4,274	4,502	5,025
Recoveries:
Residential real estate	55	165	35	73	120
Commercial real estate	74	135	121	222	374
Commercial	389	395	495	406	296
Consumer and home equity	210	51	117	43	212
HPFC	—	—	—	—	—
Total loan recoveries	728	746	768	744	1,002
Net charge-offs	1,888	2,698	3,506	3,758	4,023
ALL at the end of the period	$21,166	$21,116	$21,590	$23,044	$23,011
Components of allowance for credit losses:
ALL	$21,166	$21,116	$21,590	$23,044	$23,011
Liability for unfunded credit commitments	22	17	21	45	20
Balance of allowance for credit losses at end of the period	$21,188	$21,133	$21,611	$23,089	$23,031
Total loans, excluding loans held for sale	$2,490,206	$1,772,610	$1,563,866	$1,514,028	$1,524,752
Average loans outstanding	1,948,621	1,681,297	1,580,859	1,535,648	1,530,640
Net charge-offs to average loans outstanding	0.10%	0.16%	0.22%	0.24%	0.26%
Provision for loan losses to average loans outstanding	0.10%	0.13%	0.13%	0.25%	0.31%
ALL to total loans	0.85%	1.19%	1.38%	1.52%	1.51%
Allowance for credit losses to net charge-offs	1,122.25%	783.28%	616.40%	614.40%	572.48%

For the years ended December 31, 2015, 2014 and 2013, we provided $1.9 million, $2.2 million and $2.1 million of provision expense to the ALL, respectively. The decrease in the provision for loan losses in 2015 was primarily attributable to the continued improvement in the general economic condition of our borrowers supported by a decrease in annualized net charge-offs to average loans of 6 basis points for 2015 compared to 2014. Furthermore, our asset quality metrics have continued to show favorable trends as non-performing loans to total loans at December 31, 2015 was 0.93%, representing a decrease of 26 basis points since December 31, 2014, and non-performing assets to total assets at December 31, 2015 was 0.66%, representing a decrease of 16 basis points. The improving asset quality metrics was reflective of the resolution of problem loans over recent years. Our provision for credit losses for 2014 increased $192,000, or 9%, compared to 2013 primarily due to loan growth of 12%.

For further discussion of the ALL, please refer to “—Critical Accounting Policies” within Item 7 hereof, as well as Note 1 and 5 of the consolidated financial statements within Item 8 of this report.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential real estate loans	$4,545	33%	$4,899	33%	$5,603	36%	$6,996	37%	$6,398	38%
Commercial real estate loans	6,192	37%	4,482	36%	4,374	34%	4,549	32%	5,702	31%
Commercial loans	7,481	12%	6,823	15%	6,220	11%	5,933	12%	4,846	12%
Consumer and home equity loans	2,924	15%	2,528	16%	2,722	19%	2,704	19%	3,124	19%
HPFC	24	3%	—	—%	—	—%	—	—%	—	—%
Unallocated	—	—%	2,384	—%	2,671	—%	2,862	—%	2,941	—%
	$21,166	100%	$21,116	100%	$21,590	100%	$23,044	100%	$23,011	100%

Refer to Note 5 of the consolidated financial statements within Item 8 of this report for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Investment in BOLI

Our BOLI asset totaled $59.9 million and $57.8 million at December 31, 2015 and 2014, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. Each insurance carrier had an A.M. Best rating of "A-" or better at December 31, 2015. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

Deposits

The Company, through the Bank, receives checking, savings and time deposits primarily from customers located within its geographic market area. Other forms of deposits include brokered deposits and CDARS. Total deposits at December 31, 2015 were $2.7 billion, which included brokered deposits of $199.1 million. Total deposits at December 31, 2015 increased $794.3 million over December 31, 2014. The increase was a function of strong organic growth during 2015 of 6% and acquired deposits of $687.0 million in connection with the SBM acquisition.

The following table presents the composition of the acquired deposits from SBM as of October 16, 2015 (at fair value) and the calculated organic deposit growth in 2015.

	December 31,		Change		SBM Acquisition	Year Ended December 31, 2015 Organic Growth
	2015	2014	($)	(%)
Demand	$357,673	$263,013	$94,660	36%	$30,139	$64,521	25%
Interest checking	740,084	480,521	$259,563	54%	247,834	11,729	2%
Savings and money market	912,668	653,708	$258,960	40%	219,385	39,575	6%
Certificates of deposit	516,867	317,123	$199,744	63%	189,659	10,085	3%
Brokered deposits	199,087	217,732	$(18,645)	(9)%	—	(18,645)	(9)%
Total deposits	$2,726,379	$1,932,097	$794,282	41%	$687,017	$107,265	6%

The following table presents certain deposit information for the periods indicated.

	For the Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Demand	$292,776	—%	$251,609	—%	$241,520	—%
Interest checking	543,330	0.08%	465,740	0.07%	476,448	0.07%
Savings	306,536	0.06%	250,148	0.06%	237,110	0.06%
Money market	394,367	0.33%	413,712	0.29%	442,908	0.30%
Total core deposits	1,537,009	0.12%	1,381,209	0.12%	1,397,986	0.13%
Certificates of deposit	357,972	0.87%	328,887	0.95%	387,816	0.99%
Total deposits	1,894,981	0.26%	1,710,096	0.28%	1,785,802	0.32%
Brokered deposits	229,079	0.65%	157,265	0.94%	118,423	1.19%
Total deposits, including brokered deposits	$2,124,060	0.31%	$1,867,361	0.34%	$1,904,225	0.37%

Borrowings and Advances

At December 31, 2015, borrowings totaled $572.9 million, representing a decrease since December 31, 2014 of $4.1 million. The decrease was reflective of our higher core deposit balances at December 31, 2015 due to the strong organic deposit growth throughout 2015 and the acquired deposits, which resulted in lower borrowing needs. Our borrowing strategy has been primarily to remain short as interest rates remain low with the laddering of some long-term extensions to help offset funding cost risk in a rising rate environment, which included entering into two $25.0 million tranches of two and three-year forward-starting interest rate swaps in 2015. We continue to assess the need to extend funding advances based on the likelihood and timing of interest rates rising as part of Management and Board ALCO.

Additionally, in connection with the SBM acquisition, we issued $15.0 million of subordinated debt on October 8, 2015, which qualifies as Tier II regulatory capital. The interest rate on the subordinated debt was 5.50% per annum, fixed for the ten-year term and payable semi-annually on April 15 and October 15 each year. We may redeem the subordinated debt at par starting on October 15, 2020 plus accrued and unpaid interest, or earlier if (i) they no longer qualify as Tier II capital for regulatory capital purposes; (ii) a change in law that prevents us from deducting interest payable for U.S. federal income tax purposes, or (iii) we are required to register as an investment company pursuant to the Investment Company Act of 1940. The subordinated debt is schedule to mature on October 15, 2025.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2015 was $363.2 million, which was an increase of $118.1 million, or 48%, since December 31, 2014. The increase in our shareholders' equity was largely due to the issuance of $110.6 million of our capital in the form of shares of Company common stock and the issuance of non-qualified stock options as consideration in connection with the SBM acquisition. The remaining increase was a function of normal operating activity, including, but not limited to, net income of $21.0 million for the year ended December 31, 2015, partially offset by dividends to our shareholders of $10.6 million.

The following table presents certain information regarding shareholders’ equity for the years ended:

	December 31,
	2015	2014	2013
Return on average assets	0.70%	0.92%	0.88%
Return on average equity	7.54%	10.37%	9.74%
Average equity to average assets	9.26%	8.83%	9.09%
Dividend payout ratio(1)	50.60%	33.73%	36.30%
Book value per share	$35.54	$33.01	$30.49
Tangible book value per share(2)	25.33	26.52	23.98
Dividends declared per share	1.20	1.11	1.08
(1) The increase in 2015 reflects an increase in shares outstanding of 2.7 million issued in connection with the SBM acquisition.
(2) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2015 and 2014, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the year ended December 31, 2015, average deposits (excluding brokered deposits) of $1.9 billion increased $184.9 million, or 11%, compared to the same period of 2014. The increase in average deposit balances (excluding brokered deposits) reflects our strong organic deposit growth during 2015, as well as the acquired deposits in connection with the SBM acquisition. Included within our money market deposits at December 31, 2015 and 2014 were $59.6 million and $80.6 million, respectively, of deposits from Acadia Trust, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the years ended December 31, 2015 and 2014 average total borrowings (including brokered deposits) were $788.3 million and $706.0 million, respectively. The increase in average borrowings was driven by an increase in the use of brokered deposits of $71.8 million to fund our strong loan growth during 2015 and has proven to be a cost effective short-term funding source. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $55.0 million at December 31, 2015. We had no outstanding balances on these lines of credit at December 31, 2015. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2016. We had no outstanding balance on these lines of credit at December 31, 2015.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2015 are set forth in the following table. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2015. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Time remaining until maturity:	December 31, 2015
Less than 3 months	$73,614
3 months through 6 months	24,252
6 months through 12 months	66,634
Over 12 months	114,185
$278,685

Loan demand also affects our liquidity position. Of the loans maturing over one year, 58% are variable rate loans. The following table presents the maturities of loans at December 31, 2015:

	< 1 Year	1 - 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$3,966	$8,706	$499,316	$511,988
Commercial real estate	4,860	92,387	102,417	199,664
Commercial	10,304	62,615	124,034	196,953
Consumer and home equity	2,134	15,960	82,843	100,937
Total fixed rate	21,264	179,668	808,610	1,009,542
Variable Rate:
Residential real estate	61	1,888	306,767	$308,716
Commercial real estate	40,764	54,122	633,401	728,287
Commercial	51,630	56,155	70,226	178,011
Consumer and home equity	46,675	620	218,355	265,650
Total variable rate	139,130	112,785	1,228,749	1,480,664
	$160,394	$292,453	$2,037,359	$2,490,206

Capital Resources

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $363.2 million and $245.1 million at December 31, 2015 and December 31, 2014, respectively, which amounted to 10% and 9% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2014.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We paid dividends to shareholders in the aggregate amount of $10.6 million and $8.3 million for the year ended December 31, 2015 and 2014, respectively. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. In 2015, the Bank declared dividends in the aggregate amount of $39.2 million, which includes a $30.0 million special dividend related to the acquisition of SBM. In 2014, the Bank declared dividends in the aggregate amount of $12.8 million. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 22 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2015 and 2014, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "Well Capitalized" under the prompt correction action provisions.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2015, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Home equity line of credit commitments	$464,701	$179,977	$24,728	$20,676	$239,320
Commercial commitment letters	94,791	94,791	—	—	—
Residential loan origination	16,256	16,256	—	—	—
Letters of credit	4,468	4,468	—	—	—
Other commitments to extend credit	433	433	—	—	—
Total	$580,649	$295,925	$24,728	$20,676	$239,320

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At December 31, 2015, we had the following levels of contractual obligations:

	Total Amount Committed	Payments Due per Period
(Dollars in Thousands)		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Operating leases	$8,296	$1,793	$2,639	$1,703	$2,161
Capital leases	1,318	127	253	253	685	(1)
FHLBB borrowings – overnight	12,800	12,800	—	—	—
FHLBB borrowings – advances	285,000	255,000	20,000	10,000	—
Commercial repurchase agreements	30,052	25,000	5,052	—	—
Retail repurchase agreements	184,989	184,989	—	—	—
Subordinated debentures	59,126	—	—	—	59,126
Other contractual obligations	2,297	2,297	—	—	—
Total	$583,878	$482,006	$27,944	$11,956	$61,972
(1) Includes contingent rentals, which are based on the Consumer Price Index and reset every five years. Total contingent rentals for year one through year five are $2,000.

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

Derivatives

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

At December 31, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. In February 2015, we entered into two forward interest rate swap agreements with a counterparty for a total notional of $50.0 million. These arrangements commenced on February 25, 2016 at their structured terms and provide us fixed rate borrowings for a two and three-year period at interest rates of 1.54% and 1.74%, respectively. Refer to Note 20 to the consolidated financial statements for additional details of these arrangements, including the fair value as of December, 2015 and the accounting treatment.

At December 31, 2015, we had a notional amount of $142.9 million in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan level derivative program. This program allows us to retain variable rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable for fixed interest rate swap. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business. Refer to Note 20 to the consolidated financial statements for additional details of these arrangements, including the fair value as of December 31, 2015 and the accounting treatment.

Loan Servicing

At December 31, 2015 and 2014, we serviced loans for other third party investors totaling $963.0 million and $733.0 million, respectively, which were primarily from three investors: (i) MaineHousing, (ii) Fannie Mae and (iii) Freddie Mac. At December 31, 2015 and 2014, custodial escrow balances maintained in connection with the loans serviced totaled $7.1 million and $8.2 million, respectively.

The servicing agreements with our third party investors, generally, provide broad rights for them. For example, each investor typically claims the right to demand that we repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans. In addition, as the servicer of the loans, the servicer guides impose certain time-lines for resolving delinquent loans through workout efforts or liquidation and impose compensatory fees on us if those deadlines are not satisfied other than for reasons beyond our control. The investors also have a contractual right to demand indemnification or loan repurchase for certain servicing breaches. For example, we would be required to indemnify them for or against failures by us to perform our servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. We record expenses for servicing-related claims and loan repurchases when it is probable that such claims or repurchases will be made and the amounts are reasonably estimable.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the years ended December 31, 2015 and 2014, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in
	Net Interest Income
Rate Change from Year 1 – Base	2015	2014
Year 1
+200 basis points	(1.27)%	(6.13)%
-100 basis points	(1.39)%	(0.79)%
Year 2
+200 basis points	2.46%	(6.12)%
-100 basis points	(7.74)%	(5.09)%

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

The most significant factors affecting the changes in market risk exposure for the year ended December 31, 2015 were an increasing mix of variable loans acquired from SBM, adding $113.8 million of back-to-back loan swaps and an increase in core deposits acquired from SBM. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income decreases slightly. If rates decrease 100 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity to reduce the cost of funds in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds become limited. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

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

	Economic Value of Equity
	December 31,
	2015	2014
+200 basis points	9.92%	8.57%
+100 basis points	10.18%	9.18%
Base	10.32%	9.73%
-100 basis points	9.42%	8.90%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The board of directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2015, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest swap agreements related to our short-term funding and $142.9 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Notes 5 and 11 to the consolidated financial statements provide related party lending and deposit information, respectively. We have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In Thousands, Except Number of Shares)	2015	2014
ASSETS
Cash and due from banks	$79,488	$60,813
Securities:
Available-for-sale securities, at fair value	750,338	763,063
Held-to-maturity securities, at amortized cost	84,144	20,179
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,513	20,391
Total securities	855,995	803,633
Loans held for sale	10,958	—
Loans	2,490,206	1,772,610
Less: allowance for loan losses	(21,166)	(21,116)
Net loans	2,469,040	1,751,494
Goodwill	95,657	44,806
Other intangible assets	8,667	3,365
Bank-owned life insurance	59,917	57,800
Premises and equipment, net	45,959	23,886
Deferred tax asset	39,716	14,434
Interest receivable	7,985	6,017
Other real estate owned	1,304	1,587
Other assets	35,185	22,018
Total assets	$3,709,871	$2,789,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$357,673	$263,013
Interest checking	740,084	480,521
Savings and money market	912,668	653,708
Retail certificates of deposit	516,867	317,123
Brokered deposits	199,087	217,732
Total deposits	2,726,379	1,932,097
Federal Home Loan Bank advances	55,000	56,039
Other borrowed funds	458,763	476,939
Subordinated debentures	59,126	44,024
Accrued interest and other liabilities	47,413	35,645
Total liabilities	3,346,681	2,544,744
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 20,000,000 shares, issued and outstanding 10,220,478 and 7,426,222 on December 31, 2015 and 2014, respectively	153,083	41,555
Retained earnings	222,329	211,979
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(3,801)	(319)
Net unrealized losses on derivative instruments, at fair value, net of tax	(6,374)	(5,943)
Net unrecognized losses on postretirement plans, net of tax	(2,047)	(2,163)
Total accumulated other comprehensive loss	(12,222)	(8,425)
Total shareholders’ equity	363,190	245,109
Total liabilities and shareholders’ equity	$3,709,871	$2,789,853

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
(In Thousands, Except Number of Shares and per Share Data)	2015	2014	2013
Interest Income
Interest and fees on loans	$81,221	$70,654	$70,262
Interest on U.S. government and sponsored enterprise obligations	15,091	16,118	16,587
Interest on state and political subdivision obligations	2,208	1,256	1,170
Interest on federal funds sold and other investments	624	357	164
Total interest income	99,144	88,385	88,183
Interest Expense
Interest on deposits	6,511	6,267	7,073
Interest on borrowings	3,457	3,329	3,137
Interest on subordinated debentures	2,724	2,532	2,532
Total interest expense	12,692	12,128	12,742
Net interest income	86,452	76,257	75,441
Provision for credit losses	1,936	2,220	2,028
Net interest income after provision for credit losses	84,516	74,037	73,413
Non-Interest Income
Service charges on deposit accounts	6,423	6,229	6,740
Other service charges and fees	6,850	6,136	5,971
Income from fiduciary services	4,918	4,989	4,751
Mortgage banking income, net	2,031	282	1,406
Brokerage and insurance commissions	1,699	1,766	1,697
Bank-owned life insurance	1,680	1,437	1,310
Gain on branch divestiture	—	—	2,742
Net gain on sale of securities	4	451	785
Other income	3,877	3,080	2,433
Total non-interest income	27,482	24,370	27,835
Non-Interest Expense
Salaries and employee benefits	37,220	32,669	32,609
Furniture, equipment and data processing	8,057	7,316	7,051
Net occupancy	5,695	5,055	5,449
Consulting and professional fees	2,625	2,368	2,337
Other real estate owned and collection costs	2,491	2,289	2,162
Regulatory assessments	2,184	1,982	1,997
Amortization of intangible assets	1,306	1,148	1,150
Acquisition and divestiture costs	10,415	—	374
Goodwill impairment	—	—	2,830
Other expenses	11,146	9,570	10,374
Total non-interest expense	81,139	62,397	66,333
Income before income tax	30,859	36,010	34,915
Income Tax Expense	9,907	11,440	12,132
Net income	$20,952	$24,570	$22,783
Per Share Data:
Basic earnings per share	$2.60	$3.29	$2.98
Diluted earnings per share	$2.60	$3.28	$2.97
Weighted average number of common shares outstanding	8,020,851	7,450,980	7,634,455
Diluted weighted average number of common shares outstanding	8,049,708	7,470,593	7,653,270

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Years Ended December 31,
(In Thousands)	2015	2014	2013
Net income	$20,952	$24,570	$22,783
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax of $1,873, ($4,275), and $10,982, respectively	(3,479)	7,938	(20,397)
Net reclassification adjustment for gains included in net income, net of tax of $1, $158, and $275, respectively(1)	(3)	(293)	(510)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(3,482)	7,645	(20,907)
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gain (loss) on cash flow hedging derivatives, net of tax of $825, $2,431, and ($1,947), respectively	(1,533)	(4,515)	3,616
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($593), ($600), and ($564), respectively(2)	1,102	1,114	1,047
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of $232, $1,831, and ($2,510), respectively	(431)	(3,401)	4,663
Postretirement plans:
Net actuarial (loss) gain, net of tax of $21, $225, and ($391), respectively	(39)	(418)	726
Reclassification of amortization of net unrecognized actuarial loss and of prior service cost included in net periodic cost, net of tax of ($84), ($51), and ($94), respectively(3)	155	96	174
Net gain (loss) on postretirement plans, net of tax	116	(322)	900
Other comprehensive income (loss)	(3,797)	3,922	(15,344)
Comprehensive income	$17,155	$28,492	$7,439

(1)	Reclassified into the consolidated statements of income in net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income in interest on subordinated debentures.

(3)	Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount
Balance at December 31, 2012	7,622,750	$49,667	$181,151	$2,997	$233,815
2013 net income	—	—	22,783	—	22,783
Other comprehensive loss, net of tax	—	—	—	(15,344)	(15,344)
Stock-based compensation expense	—	596	—	—	596
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	25,308	300	—	—	300
Common stock repurchased	(68,145)	(2,780)	—	—	(2,780)
Cash dividends declared ($1.08 per share)	—	—	(8,274)	—	(8,274)
Balance at December 31, 2013	7,579,913	47,783	195,660	(12,347)	231,096
2014 net income	—	—	24,570	—	24,570
Other comprehensive income, net of tax	—	—	—	3,922	3,922
Stock-based compensation expense	—	599	—	—	599
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	27,664	328	—	—	328
Common stock repurchased	(181,355)	(7,155)	—	—	(7,155)
Cash dividends declared ($1.11 per share)	—	—	(8,251)	—	(8,251)
Balance at December 31, 2014	7,426,222	41,555	211,979	(8,425)	245,109
2015 net income	—	—	20,952	—	20,952
Other comprehensive loss, net of tax	—	—	—	(3,797)	(3,797)
Stock-based compensation expense	—	836	—	—	836
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	44,494	753	—	—	753
Equity issuance costs	—	(612)	—	—	(612)
SBM acquisition common stock issuance	2,749,762	108,561	—	—	108,561
SBM acquisition non-qualified stock option awards	—	1,990	—	—	1,990
Cash dividends declared ($1.20 per share)	—	—	(10,602)	—	(10,602)
Balance at December 31, 2015	10,220,478	$153,083	$222,329	$(12,222)	$363,190

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
(In Thousands)	2015	2014	2013
Operating Activities
Net income	$20,952	$24,570	$22,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,936	2,220	2,028
Depreciation and amortization expense	3,614	3,051	3,004
Investment securities amortization and accretion, net	2,244	1,784	2,166
Stock-based compensation expense	836	599	596
Amortization of intangible assets	1,306	1,148	1,150
Net gains on sale of securities	(4)	(451)	(785)
Net increase in other real estate owned valuation allowance and loss on disposition	362	215	130
Originations of mortgage loans held for sale	(72,032)	(799)	(33,254)
Proceeds from the sale of mortgage loans	62,485	830	33,982
Gain on sale of mortgage loans	(1,278)	(31)	(728)
Cost of fixed assets disposals associated with the SBM acquisition	1,130	—	—
Gain on branch divestiture	—	—	(2,742)
Goodwill impairment	—	—	2,830
(Increase) decrease in other assets	(7,062)	(3,349)	5
Increase (decrease) in other liabilities	1,429	99	(1,433)
Net cash provided by operating activities	15,918	29,886	29,732
Investing Activities
Cash received in SBM acquisition, net of cash paid	59,917	—	—
Net cash settlement in branch divestiture	—	—	(39,648)
Proceeds from sales and maturities of available-for-sale securities	156,434	134,358	147,373
Purchase of available-for-sale securities	(111,170)	(78,355)	(208,344)
Purchase of securities held-to-maturity	(64,355)	(20,338)	—
Net increase in loans	(94,811)	(196,670)	(67,826)
Purchase of premises and equipment	(3,189)	(1,316)	(1,490)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,594)	(718)	—
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	471	51	1,310
Proceeds from sale of other real estate owned	2,825	1,730	946
Recoveries of previously charged-off loans	728	746	768
Purchase of bank-owned life insurance	—	(10,000)	—
Net cash used in investing activities	(54,744)	(170,512)	(166,911)
Financing Activities
Net increase (decrease) in deposits	71,825	118,435	(29,380)
Repayments on Federal Home Loan Bank long-term advances	(11,039)	(60,073)	(289)
Proceeds from Federal Home Loan Bank long-term advances	10,000	60,000	—
Issuance of subordinated debt, net of costs	14,464	—	—
Net increase (decrease) in other borrowed funds	(18,105)	46,954	170,194
Common stock repurchases	—	(7,475)	(2,460)
Equity issuance costs	(612)	—	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	753	328	300
Cash dividends paid on common stock	(9,785)	(8,085)	(8,121)
Net cash provided by financing activities	57,501	150,084	130,244
Net increase (decrease) in cash and cash equivalents	18,675	9,458	(6,935)
Cash and cash equivalents at beginning of year	60,813	51,355	58,290
Cash and cash equivalents at end of year	$79,488	$60,813	$51,355

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For The Years Ended December 31,
(In Thousands)	2015	2014	2013
Supplemental information:
Interest paid	$12,588	$12,158	$13,014
Income taxes paid	12,205	13,365	10,640
Transfer of loans and premises to other real estate owned	2,175	1,337	1,958
Common stock repurchased not yet settled	—	—	320
Assets acquired in SBM acquisition, excluding net cash received	729,283	—	—
Liabilities assumed in SBM acquisition	729,500	—	—
Common stock and stock options issued for SBM acquisition	110,551	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

1. Business and Summary of Significant Accounting Policies

Acronyms and Abbreviations. The acronyms and abbreviations identified below are used in the notes to the consolidated financial statements. The following is provided to aid the reader and provide a reference page when reviewing these notes to the consolidated financial statements.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
AFS:	Available-for-sale	LIBOR:	London Interbank Offered Rate
ALCO:	Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
ALL:	Allowance for loan losses	Management ALCO:	Management Asset/Liability Committee
AOCI:	Accumulated other comprehensive income (loss)	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
ASU:	Accounting Standards Update	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSHA:	Maine State Housing Authority
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Company:	Camden National Corporation	NRV:	Net realizable value
CSV:	Cash surrender value	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OFAC:	Office of Foreign Assets Control
EPS:	Earnings per share	OREO:	Other real estate owned
FASB:	Financial Accounting Standards Board	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
FDIC:	Federal Deposit Insurance Corporation	SERP:	Supplemental executive retirement plans
FHLB:	Federal Home Loan Bank	TDR:	Troubled-debt restructured loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve Bank	U.S.:	United States of America
Freddie Mac:	Federal Home Loan Mortgage Corporation	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
HTM:	Held-to-maturity

General Business. Camden National Corporation, a Maine corporation, is the bank holding company for Camden National Bank and Acadia Trust, N.A. The Bank serves individuals, businesses, municipalities and non-profits through a network of 64 banking offices and 85 ATMs across Maine, and three lending office in Maine, New Hampshire and Massachusetts. Acadia Trust provides trust and investment management services to its clients, who are primarily located in Maine and to clients of the Bank. The Company's primary source of income is from providing loans to individuals and small- to mid-sized companies through its market area. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company, the Bank (which includes the consolidated accounts of HPFC, Property A, Inc. and Property P, Inc.), and Acadia Trust. All intercompany accounts and transactions have been eliminated in consolidation. Assets held by Acadia Trust in a fiduciary capacity are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, income taxes, postretirement benefits and asset impairment judgments, including OTTI of investment securities, goodwill and other intangible assets.

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure as required by GAAP.

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

Investment Securities.  Investment securities are classified at the time of purchase as AFS, HTM, or trading. The classification of investment securities are constantly re-evaluated for consistency with corporate goals and objectives. Trading securities are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost on the consolidated statements of condition. Investment securities that are not classified as HTM or trading securities are classified as AFS and are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded within AOCI, net of tax.

Purchase premiums and discounts are recognized in interest income on the consolidated statements of income using the interest method over the period to maturity (or issuer call option date, if earlier) and are recorded on the trade date. Gains and losses on the sale of investment securities are recognized within non-interest income on the consolidated statements of income and are recorded on the trade date using the specific identification method.

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

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on the Company's intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. Management constantly evaluates its loan portfolio, in conjunction with asset/liability management practices, and will opt to sell certain loans, typically new 30-year residential mortgages, to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains. At December 31, 2015, the Company had designated $11.0 million of loans as held for sale on its statements of condition. At December 31, 2014, the Company had not designated any loans as held for sale.

Originated Loans and Acquired Loans. Loans are reported at amortized cost, or amortized acquired fair value in the case of acquired loans, adjusted for any partial charge-offs and net of any deferred loan fees or costs. For originated loans, interest income is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan.

For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income.

A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments, or sooner if management considers such action to be prudent. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the loan is considered delinquent and the amortization of any unamortized net deferred origination loan fees/costs stops. Interest payments received on non-accrual loans, including impaired loans, are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Should a loan transition from non-accrual status back to accrual status, the unrecognized interest earned during the period the loan was on non-accrual status and unamortized deferred origination fees and costs are recognized over the remaining contractual life of the loan using the level-yield method.

ALL. The ALL is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the ALL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ALL when realized.

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit risk and loss experience, and (3) general loss allocations for other qualitative and environmental factors.

The allocations for specific loans component relates to loans that have a principal balance of $250,000 or more that are classified as substandard or doubtful and are on non-accrual status. For such loans that are also classified as impaired, an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors.

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

The Company at least annually, and more frequently as deemed prudent by management, reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogenous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers regulatory guidance, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. An allowance is established on a loan classified as a TDR if the present value of expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent) is less than the recorded investment of the loan. Non-accrual loans that are restructured as TDRs remain on non-accrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a non-accrual loan. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Goodwill and Core Deposit Intangible. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level. The Company's two reporting unit levels are (i) banking and (ii) financial services. The banking reporting unit is representative of the Company's core banking business line, while the financial services reporting unit is representative of the Company's wealth management and trust services business line. Any impairment is charged to non-interest expense on the consolidated statements of income. Goodwill is evaluated for impairment by the Company utilizing several standard valuation techniques, including, but not limited to discounted cash flow analyses and comparable transaction market multiples.

The Company tests goodwill for impairment annually as of November 30th utilizing the two-step process and fair value guidance outlined in GAAP. Step one compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is greater than its carrying value, then the reporting unit is not deemed to be impaired and no further assessment is required. However, if the fair value of the reporting unit is below its carrying value, GAAP requires that step two of the goodwill impairment test be performed. Step two involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other identified intangibles. The result of step two is calculating the implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill for the reporting unit is greater than its carrying value, then the reporting unit’s goodwill is not impaired. However, if the reporting unit’s implied fair value of goodwill is below its carrying value, an impairment charge is recorded to mark the carrying value of goodwill to the calculated implied fair value. The Company completed its annual goodwill impairment testing as of November 30, 2015, 2014 and 2013 for each reporting unit and passed step one for the testing performed as of November 30, 2015 and 2014. As such, step two of the goodwill impairment test was not performed and no goodwill impairment was recognized in 2015 or 2014. However, for the goodwill impairment test performed as of November 30, 2013, the Company did not pass step one for its financial services reporting unit and performed step two of the analysis. The results of the step two analysis indicated a goodwill impairment of $2.8 million for this reporting unit. Refer to Note 5 of the consolidated financial statements for additional details. The banking reporting unit analysis performed as of November 30, 2013 passed step one and, therefore, goodwill was not impaired for this reporting unit.

Core deposit intangible represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to 10 years from the acquisition dates). Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds its carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the years ended December 31, 2015, 2014 or 2013, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

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

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Acquired premises and equipment (through the acquisition of a company or branch acquisition) are stated at their estimated fair values as of the acquisition date less accumulated depreciation that occurred subsequent to the acquisition date. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated life of the improvement. Land is carried at cost.

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

Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax implications attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current information suggests that it is not more likely than not that the Company will be able to realize the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2015 and 2014, the Company did not carry a valuation allowance on its deferred tax assets.

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

Segment Reporting. The Company, through its bank and non-bank subsidiaries, provides a broad range of financial services to individuals and companies primarily in Maine. These services include lending, checking, savings and time deposits, cash management, brokerage and trust services. While the Company’s management monitors operations of each subsidiary, substantially all revenues, profits, and assets of the Company are derived by the Bank from banking products and services and, therefore, the Company's management did not provide the segment reporting disclosures as such was determined to be immaterial.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more useful information for decisions. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only one of the six amendments, otherwise it is not permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company expects the ASU will have a material effect on its consolidated financial statements and is currently evaluating the impact.

2. SBM Acquisition

On October 16, 2015, the Company completed its acquisition of 100% of SBM's, the parent company of The Bank of Maine, common stock. The Merger qualified as a tax-free reorganization for federal income tax purposes and, pursuant to the terms and Merger Agreement, each share of SBM common stock outstanding at the effective time of the acquisition was converted into the right to receive, at the election of the stockholder and subject to the allocation and proration procedures described in the Merger Agreement, either: (1)$206.00 in cash, without interest or (2) 5.421 shares of common stock of the Company; provided that 80% of the SBM shares outstanding immediately prior to the effective time of the acquisition were converted into the right to receive common stock of the Company and the remaining SBM shares were converted into the right to receive cash. The total consideration paid by the Company was $136.7 million, consisting of (i) $26.1 million in cash; (ii) 2,749,762 shares of Camden common stock valued at $108.6 million, based on the October 16, 2015 closing price of the Company's common stock of $39.48 per share; and (iii) the fair value of 92,688 non-qualified stock options issued under the 2012 Plan of $2.0 million. Pursuant to the Merger Agreement, all unexercised non-qualified stock options held by SBM option holders immediately vested upon completion of the acquisition and were to roll into the Company's non-qualified stock options using the 5.421 share conversion ratio (rounded down to the nearest whole share). The non-qualified stock options issued under the Company's 2012 Plan maintained the same terms and conditions as previously held under SBM's equity plan. The fair value of the non-qualified stock options approximated the intrinsic value of the non-qualified stock options at acquisition date.

The Merger complimented the Company's existing footprint within Maine, while expanding its presence in the higher growth Southern Maine market and into Massachusetts. After completion of the Merger, the Company now has 64 banking centers and three specialized lending offices spread across Maine, New Hampshire and Massachusetts. In addition to providing incremental market share and increasing its presence within Southern Maine, the acquisition improved the Company's interest rate risk exposure in a rising rate environment through a larger mix of variable rate loans as percentage of total loans and additional core deposits (non-interest checking, interest checking, savings and money market accounts) totaling $497.4 million.

The Company accounted for the Merger using the acquisition method. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions). Additionally, the acquisition method does not provide for acquisition expenses to be capitalized as part of the transaction. The Company incurred $10.4 million of acquisition-related costs during the year ended December 31, 2015. Refer to Note 3 for additional details.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Consideration Paid:
Cash				$26,125
Company common stock (2,749,762 shares at $39.48 per share)				108,561
Non-qualified stock options				1,990
Total consideration paid				136,676
Recognized identifiable assets acquired and liabilities assumed, at fair value:
Loans and loans held for sale	$639,390	$(11,497)	(1)	627,893
Cash and due from banks	86,042	—		86,042
Investments	39,716	26		39,742
Deferred tax assets	26,293	(1,177)	(2)	25,116
Premises and equipment	16,851	7,093		23,944
OREO	2,530	(1,801)		729
Core deposit intangible assets	—	6,608		6,608
Other assets	5,421	(170)		5,251
Deposits and borrowings	719,640	1,546		721,186
Other liabilities	8,512	(198)		8,314
Total identified assets acquired and liabilities assumed, at fair value	$88,091	$(2,266)		85,825
Goodwill				$50,851

(1)
The presented fair value adjustment on loans and loans held for sale is net of the acquired allowance for loan losses of $6.5 million and acquired net deferred origination costs of $4.6 million as these balances were eliminated in purchase accounting. The fair value adjustment on loans and loans held for sale before adjustment of the acquired allowance for loan losses and net deferred origination costs was a discount on the acquired balance of $13.4 million.

(2)
Adjustment to deferred tax assets does not represent a fair value adjustment as deferred tax assets (or liabilities) are not recorded at fair value in accordance with GAAP. The adjustment reflects the write-off of certain acquired federal net operating losses and state tax credits that will not be utilized of $2.4 million (post-tax), deferred tax assets generated as acquired assets and assumed liabilities are recorded at fair value of $381,000, an increase in deferred tax assets of $720,000 due to an increase of 1.0% on acquired deferred tax assets, and other deferred tax asset increases of $147,000.

The Company generated $50.9 million of goodwill in connection with the SBM acquisition and has been allocated to the Company's banking reporting unit. The goodwill generated represents the synergies expected from combining operations of the two organizations, including, but not limited to, systems conversion, consolidation of bank locations and operation centers, and reduced headcount across operation teams. The goodwill generated from the transaction is not deductible for tax purposes.

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using an effective yield, straight-line basis, or other reasonable method consistent with the expected benefit over periods consistent with the estimated useful life or contractual term of the related assets and liabilities.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and loans held for sale — The loans acquired were recorded at fair value without a carryover of the allowance for loan losses or net deferred origination costs. Fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due primarily to anticipated future credit losses. For the year ended December 31, 2015, the Company recorded $531,000 of loan interest accretion attributable to the fair value discount on the acquired loans since the acquisition date.

Cash and due from banks — The fair values of cash and due from banks approximate the respective carrying amounts as the instruments are payable on demand or have short-term maturities.

Investments — The Company acquired both bond investments and equity securities as part of the SBM acquisition. The fair value of the acquired bond investments at acquisition date was estimated using quoted broker pricing for identical securities and an independent third-party pricing service. The fair value of the acquired equity securities was based on publicly available trading prices of the securities. As the acquired equity securities are thinly-traded, the Company considered the closing share prices of the securities for a period of time prior and subsequent to the acquisition date to estimate fair value. Additionally, the Company considered the overall marketability and illiquidity of the acquired equity securities and applied an additional discount using available market data where available.

Deferred tax assets — The Company acquired deferred tax assets and assumed deferred tax liabilities as part of the SBM acquisition. Deferred tax assets and liabilities are not recorded at fair value in accordance with GAAP. The SBM acquisition qualified as stock transaction for tax purposes, and, thus, the acquired tax basis of the assets acquired and liabilities assumed was not adjusted for the various fair value adjustments creating temporary timing differences for the various fair value adjustments.

Premises and equipment — The fair value of acquired bank premises and equipment was determined utilizing independent third party appraisals and other methods.

OREO — Buildings and properties owned by the Company were not recorded at fair value at acquisition date, but, instead, were recorded at their estimated net realizable value (which is fair value less estimated costs to sell). The Company utilized independent third party appraisals to estimate the fair value of the acquired buildings and properties and adjusted for estimated costs to sell the locations.

Core deposit intangible assets — The fair value of core deposit intangible assets was derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.

Deposits and borrowings — The fair value of acquired checking, savings, and money market accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Additionally, the fair value of acquired retail repurchase agreements was assumed to approximate its carrying value. The fair value of CDs was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

The following table presents selected unaudited pro forma financial information reflecting the acquisition of SBM assuming it was completed as of January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and SBM had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. The unaudited pro forma information is based on the actual financial statements of SBM for the year ended December 31, 2014, and on its calculated results for the period January 1, 2015 to October 16, 2015 (the date of acquisition), at which time SBM's operations were combined into the Company's reported financial results.

The unaudited pro forma information, for the years ended December 31, 2015 and 2014, set forth below reflect adjustments related to: the amortization or accretion of purchase accounting fair value adjustments; and an estimated tax rate of 35.0%. Acquisition-related expenses incurred by the Company and SBM were reversed for the purposes of this unaudited pro forma information. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Pro Forma (Unaudited) Years Ended December 31,
	2015	2014
Total revenues(1)	$146,204	$138,196
Net income	33,218	27,757

(1)	Revenue is defined as net interest income plus non-interest income.
Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as SBM was merged and fully integrated into the Company and separate financial information is not readily available.

At December 31, 2015, the Company's accounting for the acquired loans and deferred tax assets was not yet complete and the balances disclosed and presented within the accompanying consolidated financial statements are provisional amounts.

The Company did not acquire any companies or assets qualifying for acquisition accounting for the year ended December 31, 2014.

3. Acquisition and Divestiture Costs

On October 16, 2015, the Company completed its acquisition of SBM, the parent company of The Bank of Maine. The Company incurred certain one-time costs related to the acquisition that would not have otherwise been incurred had the acquisition not occurred. Total one-time acquisition-related costs for the year ended December 31, 2015 were $10.4 million and has been presented separately on the Company's consolidated statements of income within acquisition and divestiture costs.

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

For the year ended December 31, 2013, the Company incurred certain one-time costs related to the divestiture of its Franklin County branches and the acquisition of 14 branches from the Bank of America, N.A. in 2012. Total costs incurred for the year ended December 31, 2013 were $374,000 and has been presented separately on the Company's consolidated statements of income within acquisition and divestiture costs.

The following table outlines the types of one-time costs incurred related to the (i) SBM acquisition completed on October 16, 2015 and (ii) the costs incurred in 2013 related to the acquisition of 14 branches from Bank of America, N.A. and costs associated with the divestiture of its five Franklin County branches in 2013. There were no one-time acquisition or divestiture costs incurred in 2014.

	For The Year Ended December 31,
	2015	2014	2013
Salaries and employee benefits(1)	$3,240	$—	$—
Furniture, equipment and data processing	1,531	—	78
Net occupancy	1,237	—	3
Consulting and professional fees(2)	2,453	—	134
Other expenses(3)	1,954	—	159
Total acquisition and divestiture costs	$10,415	$—	$374

(1)	Includes the costs associated with pre-existing change-in-control agreements in place at the time of the SBM acquisition and employee termination costs, including severance.

(2)	Includes the cost of a negotiated non-compete arrangement entered into in connection with the SBM acquisition of $400,000 in 2015.

(3)
Other expenses include marketing and insurance costs, certain contract termination costs, various printing and mailing costs associated with various customer communications, and travel-related costs associated with the integration of the two companies in 2015.

Also in connection with the SBM acquisition, the Company incurred certain equity issuance costs totaling $612,000 related to the registration of additional shares of the Company's common stock. These costs have been accounted for as a reduction to shareholders' equity and have been presented as such within the Company's consolidated statements of changes in shareholders' equity.

4. Securities

The following tables summarize the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015:
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,971	$69	$—	$5,040
Obligations of states and political subdivisions	17,355	339	—	17,694
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,429	3,474	(3,857)	419,046
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	312,719	409	(6,271)	306,857
Subordinated corporate bonds	1,000	—	(4)	996
Total AFS debt securities	755,474	4,291	(10,132)	749,633
Equity securities	712	2	(9)	705
Total AFS securities	$756,186	$4,293	$(10,141)	$750,338
HTM Securities:
Obligations of states and political subdivisions	$84,144	$1,564	$(61)	$85,647
Total HTM securities	$84,144	$1,564	$(61)	$85,647
December 31, 2014:
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,962	$65	$—	$5,027
Obligations of states and political subdivisions	26,080	697	—	26,777
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	377,657	5,656	(2,005)	381,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	348,855	953	(5,911)	343,897
Private issue collateralized mortgage obligations	5,999	63	(8)	6,054
Total AFS securities	$763,553	$7,434	$(7,924)	$763,063
HTM Securities:
Obligations of states and political subdivisions	$20,179	$265	$(19)	$20,425
Total HTM securities	$20,179	$265	$(19)	$20,425

At December 31, 2015 and 2014, net unrealized losses on AFS securities included in AOCI amounted to $3.8 million, net of a deferred tax benefit of $2.0 million, and $319,000, net of a deferred tax benefit of $171,000, respectively.

Impaired Investment Securities

Management periodically reviews the Company’s investment portfolio to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time, and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the cost basis of the security is permanently reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2015 and 2014, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$234,897	$(2,351)	$45,629	$(1,506)	$280,526	$(3,857)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	111,143	(1,068)	147,180	(5,203)	258,323	(6,271)
Subordinated corporate bonds	996	(4)	—	—	996	(4)
Equity securities	615	(9)	—	—	615	(9)
Total AFS securities	$347,651	$(3,432)	$192,809	$(6,709)	$540,460	$(10,141)
HTM Securities:
Obligations of states and political subdivisions	$5,507	$(61)	$—	$—	$5,507	$(61)
Total HTM securities	$5,507	$(61)	$—	$—	$5,507	$(61)
December 31, 2014:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$42,856	$(171)	$125,439	$(1,834)	$168,295	$(2,005)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	75,723	(432)	182,512	(5,479)	258,235	(5,911)
Private issue collateralized mortgage obligations	1,785	(8)	—	—	1,785	(8)
Total AFS securities	$120,364	$(611)	$307,951	$(7,313)	$428,315	$(7,924)
HTM Securities:
Obligations of states and political subdivisions	$5,756	$(19)	$—	$—	$5,756	$(19)
Total HTM securities	$5,756	$(19)	$—	$—	$5,756	$(19)

At December 31, 2015 and 2014, the Company held 109 and 74 investment securities with a fair value of $546.0 million and $434.1 million that were in an unrealized loss position totaling $10.2 million and $7.9 million, respectively, that are considered temporary. Of these, mortgage-backed securities and collateralized mortgage obligations with a fair value of $192.8 million and $308.0 million were in an unrealized loss position totaling $6.7 million and $7.3 million at December 31, 2015 and 2014, respectively, and that have been in an unrealized loss position for 12 months or more. The decline in the fair value of the debt securities is reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At December 31, 2015 and 2014, gross unrealized losses on the Company's AFS and HTM securities were 2% of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2015 until the decline in value has recovered.

Security Gains and Losses and OTTI of Securities

The following table details the Company’s sales of AFS investment securities, the gross realized gains and losses, and OTTI of securities:

	For The Years Ended December 31,
	2015	2014	2013
Proceeds from sales of securities	$12,426	$25,695	$17,613
Gross realized gains	221	451	785
Gross realized losses	(217)	—	—
Previously recorded OTTI	204	—	—

For the years ended December 31, 2015, 2014, and 2013, the Company sold certain AFS investment securities with a total carrying value of $12.4 million, $25.2 million, and $16.8 million, respectively, to manage its liquidity and interest rate risk, and recorded net gains on the sale of AFS securities of $4,000, $451,000, and $785,000, respectively, within non-interest income in the consolidated statements of income. The investments securities that were sold were primarily selected based on an assessment of their prepayment speed.

In the third quarter of 2015, the Company sold all of its Non-Agency investments along with $7.3 million of MBS investments experiencing high prepayment speeds. In anticipation of the closing of the acquisition of SBM on October 16, 2015, the Company proactively sought to restructure its investment portfolio and, in doing so, determined it was in the Company's best interest to sell of its Non-Agency investments. The Company had previously recorded OTTI on its Non-Agency investments of $204,000.

FHLBB and FRB Stock

As of December 31, 2015 and 2014, the Company's investment in FHLBB stock was $20.6 million and $19.5 million, respectively. At December 31, 2015 and 2014, the Company's investment in FRB stock was $908,000 and $891,000, respectively.

Securities Pledged

At December 31, 2015 and 2014, securities with an amortized cost of $577.6 million and $486.2 million, respectively, and estimated fair values of $570.9 million and $485.6 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of securities by contractual maturity at December 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$2,787	$2,813
Due after one year through five years	87,743	87,722
Due after five years through ten years	114,988	115,359
Due after ten years	549,956	543,739
	$755,474	$749,633
HTM Securities
Due in one year or less	$—	$—
Due after one year through five years	2,219	2,269
Due after five years through ten years	1,125	1,135
Due after ten years	80,800	82,243
	$84,144	$85,647

5. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Residential real estate loans	$821,074	$585,996
Commercial real estate loans	927,951	640,661
Commercial loans	297,721	257,515
Home equity loans	348,634	271,709
Consumer loans	17,953	17,257
HPFC(1)	77,243	—
Deferred loan fees, net	(370)	(528)
Total loans	$2,490,206	$1,772,610

(1)	HPFC is a wholly-owned subsidiary of the Bank that was acquired as part of the SBM acquisition.

The Bank’s lending activities are primarily conducted in Maine, and its footprint continues to expand into other New England states, including New Hampshire and Massachusetts. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

In connection with the SBM acquisition that was completed on October 16, 2015, the Company acquired HPFC, which is a wholly-owned subsidiary of the Bank. HPFC provides niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. Unlike the Bank's loan portfolio, there is, generally, little to no indication of credit quality issues and/or concerns of borrowers honoring their commitments until a payment is delinquent. Generally, once a payment is delinquent, if the payment is not received shortly thereafter to bring the loan current, the loan is deemed impaired (typically within 45 days).

Shortly after the completion of the acquisition of SBM, the Company reached a decision to close the operations of HPFC, effective February 19, 2016. Refer to Note 25 of the consolidated financial statements for further discussion.

The Company, in the normal course of business, has made loans to its subsidiaries, and certain officers, directors, and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans, including any unused lines of credit, to related parties were as follows:

	December 31,
	2015	2014
Balance at beginning of year	$17,469	$17,428
Loans made/advanced and additions	374	251
Repayments and reductions	(1,215)	(210)
Balance at end of year	$16,628	$17,469

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

The board of directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the board of directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, and consumer.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

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

HPFC. HPFC is a niche lender that provides commercial lending to dentists, optometrists and veterinarians, many of which are start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years.

The following tables presents the activity in the ALL and select loan information by portfolio segment for the years ended December 31, 2015, 2014, and 2013:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2015:
ALL:
Beginning balance	$4,899	$4,482	$6,823	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,117	924	821	44	24	(2,384)	1,938
Ending balance	$4,545	$6,192	$7,481	$2,731	$193	$24	$—	$21,166
ALL balance attributable loans:
Individually evaluated for impairment	$818	$710	$166	$245	$7	$—	$—	$1,946
Collectively evaluated for impairment	3,727	5,482	7,315	2,486	186	24	—	19,220
Total ending ALL	$4,545	$6,192	$7,481	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$10,567	$5,744	$4,820	$1,933	$118	$—	$—	$23,182
Collectively evaluated for impairment	810,050	922,207	292,901	346,701	17,835	77,330	—	2,467,024
Total loan balances	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206
For The Year Ended December 31, 2014:
ALL:
Beginning balance	$5,603	$4,374	$6,220	$2,403	$319	$—	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	—	(3,444)
Recoveries	165	135	395	19	32	—	—	746
Provision (credit)(1)	(84)	334	1,752	436	73	—	(287)	2,224
Ending balance	$4,899	$4,482	$6,823	$2,247	$281	$—	$2,384	$21,116
ALL balance attributable loans:
Individually evaluated for impairment	$1,220	$251	$168	$496	$104	$—	$—	$2,239
Collectively evaluated for impairment	3,679	4,231	6,655	1,751	177	—	2,384	18,877
Total ending ALL	$4,899	$4,482	$6,823	$2,247	$281	$—	$2,384	$21,116
Loans:
Individually evaluated for impairment	$9,656	$7,658	$1,853	$1,741	$271	$—	$—	$21,179
Collectively evaluated for impairment	575,812	633,003	255,662	269,968	16,986	—	—	1,751,431
Total loan balances	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$—	$1,772,610

For The Year Ended December 31, 2013:	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
ALL:
Beginning balance	$6,996	$4,549	$5,933	$2,520	$184	$—	$2,862	$23,044
Loans charged off	(1,059)	(952)	(1,426)	(647)	(190)	—	—	(4,274)
Recoveries	35	121	495	56	61	—	—	768
Provision (credit)(1)	(369)	656	1,218	474	264	—	(191)	2,052
Ending balance	$5,603	$4,374	$6,220	$2,403	$319	$—	$2,671	$21,590
ALL balance attributable loans:
Individually evaluated for impairment	$1,750	$526	$132	$433	$140	$—	$—	$2,981
Collectively evaluated for impairment	3,853	3,848	6,088	1,970	179	—	2,671	18,609
Total ending ALL	$5,603	$4,374	$6,220	$2,403	$319	$—	$2,671	$21,590
Loans:
Individually evaluated for impairment	$14,435	$8,864	$2,635	$1,571	$442	$—	$—	$27,947
Collectively evaluated for impairment	555,384	532,235	176,568	271,059	17,209	—	—	1,552,455
Total loan balances	$569,819	$541,099	$179,203	$272,630	$17,651	$—	$—	$1,580,402

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2015, 2014, and 2013, the reserve for unfunded commitments was $22,000, $17,000 and $21,000, respectively.

The following table reconciles the years ended December 31, 2015, 2014 and 2013 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	For the Years Ended December 31,
	2015	2014	2013
Provision for loan losses	$1,938	$2,224	$2,052
Change in reserve for unfunded commitments	(2)	(4)	(24)
Provision for credit losses	$1,936	$2,220	$2,028

In the fourth quarter of 2015, the Company revised its methodology for the ALL whereby it no longer provided for an unallocated reserve, but, instead, incorporated the qualitative factors into the Company's general reserve. Historically, the unallocated reserve served as a method to account for qualitative risks, including general economic and market risks, within its portfolio without specifically assigning to any one or more portfolio segments. At December 31, 2015 and 2014, the Company’s reported unallocated reserve was $0 and $2.4 million, respectively. The change in methodology did not have any impact on the Company's reported ALL or provision for loan losses at or for the year ended December 31, 2015.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Credit Risk Administration. As of December 31, 2015, the non-residential building operators industry concentration was 10% of the Company's total loan portfolio and 27% of the total commercial real estate portfolio. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2015.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
December 31, 2015:
Pass (Grades 1 – 6)	$802,873	$868,664	$281,553	$—	$—	$70,173	$2,023,263
Performing	—	—	—	346,701	17,835	—	364,536
Special Mention (Grade 7)	3,282	20,732	7,527	—	—	3,179	34,720
Substandard (Grade 8)	14,462	38,555	8,641	—	—	3,978	65,636
Non-performing	—	—	—	1,933	118	—	2,051
Total	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$2,490,206
December 31, 2014:
Pass (Grades 1 – 6)	$572,589	$606,387	$244,930	$—	$—	$—	$1,423,906
Performing	—	—	—	269,968	16,986	—	286,954
Special Mention (Grade 7)	3,579	4,690	6,023	—	—	—	14,292
Substandard (Grade 8)	9,300	29,584	6,562	—	—	—	45,446
Non-performing	—	—	—	1,741	271	—	2,012
Total	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$1,772,610

The Company closely monitors the performance of its loan portfolio for both the Bank and HPFC. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2015:
Residential real estate	$3,325	$571	$6,077	$9,973	$810,644	820,617	$—	$7,253
Commercial real estate	4,219	2,427	1,584	8,230	919,721	927,951	—	4,529
Commercial	267	550	1,002	1,819	295,902	297,721	—	4,489
Home equity	643	640	1,505	2,788	345,846	348,634	—	1,933
Consumer	112	7	118	237	17,716	17,953	—	118
HPFC	165	—	—	165	77,165	77,330	—	—
Total	$8,731	$4,195	$10,286	$23,212	$2,466,994	$2,490,206	$—	$18,322
December 31, 2014:
Residential real estate	$1,206	$426	$4,531	$6,163	$579,305	$585,468	$—	$6,056
Commercial real estate	1,696	—	3,791	5,487	635,174	640,661	—	7,043
Commercial	456	269	1,139	1,864	255,651	257,515	—	1,529
Home equity	889	88	1,129	2,106	269,603	271,709	—	1,740
Consumer	28	—	254	282	16,975	17,257	—	271
Total	$4,275	$783	$10,844	$15,902	$1,756,708	$1,772,610	$—	$16,639

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2015, 2014 and 2013 was $586,000, $842,000, and $990,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	2015	2014	2015	2014	2015	2014
Residential real estate	22	24	$3,398	$3,786	$544	$635
Commercial real estate	6	7	1,459	1,702	48	—
Commercial	9	9	399	426	11	10
Consumer and home equity	1	1	21	29	—	—
Total	38	41	$5,277	$5,943	$603	$645

At December 31, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $446,000, respectively. At December 31, 2014, the Company had performing and non-performing TDRs with a recorded investment balance of $4.5 million and $1.4 million, respectively. As of December 31, 2015 and 2014, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

The following represents loan modifications that occurred for the years ended December 31, 2015, 2014 and 2013 that qualify as TDRs and the type of loan modification made by portfolio segment at December 31:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Residential real estate:
Maturity concession	—	1	2	$—	$136	$200	$—	$149	213	$—	$43	$—
Interest rate and maturity concession	—	—	4	—	—	636	—	—	665	—	—	114
Court ordered	1	—	—	74	—	—	78	—	—	27	—	—
Commercial real estate:
Maturity concession	—	1	3	—	235	466	—	235	462	—	—	—
Principal concession	—	—	—	—	—	—	—	—	—	—	—	—
Commercial:
Maturity concession	—	—	4	—	—	335	—	—	335	—	—	—
Interest concession	—	—	1	—	—	19	—	—	19	—	—	—
Court ordered	—	3	—	—	77	—	—	77	—	—	6	—
Home equity:
Principal forgiveness and maturity	—	1	—	—	40	—	—	30	—	—	—	—
Total	1	6	14	$74	$488	$1,656	$78	$491	$1,694	$27	$49	$114

The following is a summary of loans modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted for the periods indicated:

	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—	1	$113
Total	—	$—	—	$—	1	$113

Impaired Loans:

Impaired loans consist of non-accrual and TDR loans. All impaired loans are allocated a portion of the allowance to cover potential losses as determined by the internal analysis. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the years ended December 31, 2015, 2014 and 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With related allowance recorded:
Residential real estate	$5,223	$5,223	$818	$7,888	$112
Commercial real estate	2,680	2,713	710	2,424	—
Commercial	690	690	166	1,949	2
Home equity	743	743	245	1,305	—
Consumer	26	26	7	212	—
HPFC	—	—	—	—	—
Ending Balance	9,362	9,395	1,946	13,778	114
Without related allowance recorded:
Residential real estate	5,344	6,245	—	1,483	8
Commercial real estate	3,064	3,663	—	2,544	65
Commercial	4,130	4,336	—	587	17
Home equity	1,190	1,573	—	350	—
Consumer	92	168	—	20	—
HPFC	—	—	—	—	—
Ending Balance	13,820	15,985	—	4,984	90
Total impaired loans	$23,182	$25,380	$1,946	$18,762	$204
December 31, 2014:
With related allowance recorded:
Residential real estate	$7,713	$7,713	$1,220	$9,524	$125
Commercial real estate	3,419	3,419	251	4,911	—
Commercial	1,390	1,390	168	2,466	8
Home equity	1,410	1,410	496	1,545	—
Consumer	254	254	104	358	—
Ending Balance	14,186	14,186	2,239	18,804	133
Without related allowance recorded:
Residential real estate	1,943	2,604	—	2,257	13
Commercial real estate	4,239	4,502	—	2,869	59
Commercial	463	606	—	791	11
Home equity	331	581	—	399	—
Consumer	17	37	—	21	—
Ending Balance	6,993	8,330	—	6,337	83
Total impaired loans	$21,179	$22,516	$2,239	$25,141	$216

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With related allowance recorded:
Residential real estate	$11,902	$11,902	$1,750	$10,411	$118
Commercial real estate	6,805	6,805	526	5,517	20
Commercial	1,876	1,876	132	2,543	10
Home equity	1,228	1,228	433	1,291	—
Consumer	425	425	140	460	—
Ending Balance	22,236	22,236	2,981	20,222	148
Without related allowance recorded:
Residential real estate	$2,533	$3,846	$—	$2,925	$28
Commercial real estate	2,059	2,782	—	3,362	55
Commercial	759	871	—	765	8
Home equity	343	479	—	334	—
Consumer	17	37	—	11	—
Ending Balance	5,711	8,015	—	7,397	91
Total impaired loans	$27,947	$30,251	$2,981	$27,619	$239

In-Process Foreclosure Proceedings:

At December 31, 2015 and 2014, the Company had $2.9 million and $4.9 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 32% and 61%, respectively, of non-performing loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

6. Goodwill

The changes in goodwill for the years ended December 31, 2015 and 2014 for each reporting unit are shown in the table below:

	Banking	Financial Services	Total
December 31, 2013:
Goodwill	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	40,902	3,904	44,806
2014 activity	—	—	—
December 31, 2014:
Goodwill	40,902	7,474	48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	40,902	3,904	44,806
2015 activity(1)	50,851	—	50,851
December 31, 2015:
Goodwill	91,753	7,474	99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	$91,753	$3,904	$95,657

(1)	On October 16, 2015, the Company completed its acquisition of SBM and goodwill of $50.9 million was generated. Refer to Note 2 for additional details and discussion.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. The Company's annual goodwill impairment assessment as of November 30, 2015 included the goodwill generated from the SBM acquisition of $50.9 million for the banking reporting unit. The Company completed its annual goodwill impairment test as of November 30, 2015 and 2014 for each reporting unit and passed step one. As such, step two of the goodwill impairment test was not performed and no goodwill impairment was recognized for the years ended December 31, 2015 or 2014.

For the year ended December 31, 2013, the Company recorded a goodwill impairment charge of $2.8 million associated with its financial services reporting unit. The Company engaged an independent valuation firm to assist with its November 30, 2013 goodwill impairment assessment for the financial services reporting unit as qualitative factors suggested that it was more-likely-than-not that the fair value of the reporting unit was less than its carrying amount. These qualitative factors included a decline in the revenue base as the result of (i) a decision to focus on the Company’s core business of managing assets and administering trusts for families and local nonprofit organizations resulting in a lower revenue base by increasing account minimums and transferring smaller relationships to affiliates; and (ii) divesting the employee benefits product line. Also in the fourth quarter of 2013, new information became available resulting in the Company refining its approach of who represents a market participant for the financial services reporting unit and reassessing the valuation implications imposed by the required regulatory capital requirements.

The Company performed the two-step goodwill impairment test in accordance with GAAP. In performing step one, two separate valuation methodologies were used to determine the fair value of the financial services reporting unit: (i) a discounted cash flow valuation technique (income approach); and (ii) a comparison of the price to revenue and assets under management of comparable market participant transactions (market approach). Both methods indicated the fair value of the financial services reporting unit was less than its carrying value. Step two of the analysis was then performed, and the results indicated the financial services reporting unit goodwill was impaired as the implied fair value of goodwill was less than its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $2.8 million related to the financial services reporting unit included within non-interest expense in the consolidated statements of income for the year ended December 31, 2013. The impairment was caused by lower forecasted revenue, an increase in the discount rate, the anticipated market participants and increased regulatory driven operating costs and capital levels required by potential market participants which impacts the valuation metrics.

7. Other Intangible Assets

The changes in core deposit intangible and trust relationship intangible assets for the years ended December 31, 2015 and 2014 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2013	$17,300	$(13,088)	$4,212	$753	$(452)	$301
2014 activity	—	(1,073)	(1,073)	—	(75)	(75)
Balance at December 31, 2014	17,300	(14,161)	3,139	753	(527)	226
2015 activity	6,608	(1,231)	5,377	—	(75)	(75)
Balance at December 31, 2015	$23,908	$(15,392)	$8,516	$753	$(602)	$151
Total carrying value of other intangible assets at December 31, 2014						$3,365
Total carrying value of other intangible assets at December 31, 2015						$8,667

On October 16, 2015, the Company completed its acquisition of SBM and, in doing so, recorded core deposit intangible assets of $6.6 million. The core deposit intangible assets will amortize over a 10 year period using an accelerated depreciation method that aligns with the estimated economic benefit of the asset. The weighted-average amortization period for these intangible assets was 4.9 years.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $1.3 million, $1.1 million and $1.2 million, respectively.

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2016	$1,828	$75	$1,903
2017	1,735	76	1,811
2018	725	—	725
2019	705	—	705
2020	682	—	682
Thereafter	2,841	—	2,841
Total	8,516	151	8,667

8. Premises and Equipment

Details of premises and equipment, at cost, at December 31, were as follows:

	2015	2014
Land and land improvements	$3,102	$3,046
Buildings and leasehold improvements	37,926	29,984
Furniture, fixtures and equipment	35,083	19,950
Total cost(1)	76,111	52,980
Accumulated depreciation and amortization	(30,152)	(29,094)
Net premises and equipment	$45,959	$23,886
(1) Increase is primarily due to assets acquired in connection with the SBM acquisition. Refer to Note 2 for further details.

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $2.7 million and $2.7 million, respectively. At December 31, 2015 and 2014, the Company has capitalized software costs of $3.8 million and $3.6 million, respectively, and related accumulated depreciation expense of $3.3 million and $3.0 million, respectively. Capitalized software costs are presented within other assets on the consolidated statement of condition. Depreciation and amortization expense on capitalized software costs for the years ended December 31, 2015, 2014, and 2013 were $337,000, $335,000, and $296,000, respectively.

The Company enters into noncancellable lease arrangements primarily for its office buildings and branch facilities. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be indexed to an index (commonly the Consumer Price Index) or the increases may be contractually stipulated. Furthermore, many of these lease arrangements provide the Company with the option to renew the lease arrangement after the initial lease term. The Company incurred expenses of $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, associated with its operating lease arrangements.

The Company has one capital lease for a branch facility with payments that extend until 2026 at an interest rate of 9.75% per year. The capital lease, recorded in premises and equipment, has a cost basis of $855,000 at December 31, 2015 and 2014 and accumulated depreciation of $416,000 and $373,000 at December 31, 2015 and 2014, respectively. The associated depreciation expense was reported within total depreciation and amortization expenses on premises and equipment above.

In connection with the SBM acquisition, the Company assumed a lease arrangement for which the agreement is between the Company and two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement should the employees be terminated and/or certain mortgage loan production metrics not be met over a consecutive 12 month period.

At December 31, 2015, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2016	$1,793	$127
2017	1,495	126
2018	1,144	126
2019	1,102	126
2020	601	126
Thereafter	2,161	686
Total minimum lease payments	$8,296	$1,317
Less: amount representing interest(1)		395
Present value of net minimum lease payments(2)		$922
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(2) Reflects the liability reported within other borrowed funds on the consolidated statements of condition. At December 31, 2015 and 2014, the capital lease liability was $922,000 and $984,000, respectively.

As part of the Company's ongoing consolidation in connection with the acquisition of SBM, certain leases will be terminated during 2016. These terminations are reflected in the above schedule of future minimum lease payments.

Included in acquisition and divestiture costs on the consolidated statements of income for the year ended December 31, 2015 was $1.1 million of fixed asset disposal costs incurred as a result of the SBM acquisition. There were no recorded gains or losses from the sale of premises or equipment for the years ended December 31, 2015, 2014 and 2013.

9. OREO

The Company's OREO activity is presented in the below as of and for the years ended:

	December 31,
	2015	2014	2013
Balance at beginning of year	$1,587	$2,195	$1,313
Additions	2,904	1,337	1,958
Disposals	(2,957)	(1,759)	(906)
Write-downs	(230)	(186)	(170)
Balance at end of year	$1,304	$1,587	$2,195

The Company's OREO portfolio by property type is presented in the table below as of:

	December 31,
	2015		2014
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
Residential	2	$241	11	$575
Commercial	7	1,063	6	1,012
Total	9	$1,304	17	$1,587

In connection with the SBM acquisition, the Company obtained six commercial properties designated as OREO. The carrying value of these properties at the time of acquisition and at December 31, 2015 was $729,000. Additionally, in connection with the SBM acquisition, the Company consolidated four of its branch locations. Two of these branch locations the Company owned and were transferred into OREO at the lower of cost or NRV with a carrying value $401,000.

The Company recorded a net loss on sale of OREO property of $132,000 and $29,000 for the years ended December 31, 2015 and 2014, respectively, and a net gain on sale of OREO property of $40,000 for the year ended December 31, 2013. The gain or loss recorded on sale of OREO properties is presented within other real estate owned and collection costs on the consolidated statements of income.

10. Mortgage Servicing

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The transfer of these financial assets (i.e. loans) is accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (ii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company may sell its loans to institutional investors, such as Freddie Mac, and may do so on either on a servicing rights released basis or servicing rights retained basis. Should the Company enter into an agreement with the investor to retain or acquire the servicing rights, the Company will record a servicing asset (i.e. MSR). The Company will enter into an agreement with the investor to pay an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company will retain the difference as a fee for servicing the loan. The Company will capitalizes the MSR at fair value within other assets on the statements of condition upon sale of the related loan, and subsequently amortize the asset over the estimated life of the serviced loan and assesses quarterly the asset for impairment.

The balance of MSRs, net of a valuation allowance, included in other assets on the consolidated statements of condition at December 31, 2015 and 2014 was $2.2 million and $493,000, respectively. The increase in MSRs at December 31, 2015 over December 31, 2014 was primarily driven by acquired MSRs of $1.6 million in connection with the SBM acquisition.

In evaluating the reasonableness of the carrying values of the MSRs, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus a risk premium. At December 31, 2015 and 2014, the prepayment assumption used within the model was 11.0% and 11.7%, respectively, and the discount rate was 7.5% and 7.0%. The estimated effect of a 10% and 20% adverse change to the prepayment assumption at December 31, 2015 was a decrease of $79,000 and $238,000, respectively, while a 10% and 20% adverse change to the discount rate assumption was a decrease of $129,000 and $246,000. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income. Mortgage servicing fee income, net of amortization and write-offs, for the years ended December 31, 2015, 2014 and 2013 was $624,000, $251,000, and $679,000, respectively. Mortgage servicing fee income is presented in mortgage banking income, net on the consolidated statements of income. Also included within mortgage banking income, net on the consolidated statements of income is the net gains or losses recognized upon the sale of originated mortgage loans. For the years ended December 31, 2015, 2014 and 2013, the Company sold $61.2 million, $799,000, and $33.3 million, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $1.3 million, $31,000, and $728,000, respectively. The increase in mortgage servicing fee income and gains on mortgage loan sales reflects the Company's strategic shift in 2015 to ramp up its mortgage banking business in order to reduce interest rate risk by selling its 30-year mortgage production and generating gains from the sales. With the acquisition of SBM on October 16, 2015, the Company gained the strength of SBM's established mortgage banking business, which included many seasoned mortgage loan officers spread across Southern Maine to Massachusetts.

The following summarizes MSRs capitalized and amortized, along with the activity in the related valuation allowance:

	As Of and For The Years Ended December 31,
	2015	2014	2013
MSRs:
Balance at beginning of year	$493	$726	$542
Capitalized upon sale	294	15	466
Acquired in connection with SBM acquisition, at fair value	1,608	—	—
Amortization charged against mortgage servicing fee income	(231)	(262)	(340)
Valuation adjustment	(3)	14	58
Balance at end of year	$2,161	$493	$726
Valuation Allowance:
Balance at beginning of year	$(1)	$(15)	$(73)
Increase in impairment reserve	(3)	—	(34)
Reduction of impairment reserve	—	14	92
Balance at end of year	$(4)	$(1)	$(15)
Fair value, beginning of year(1)	$1,447	$1,494	$879
Fair value, end of year(1)	2,947	1,447	1,494

(1)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

Mortgage loans serviced for third party investors are not included as portfolio loans in the Company's consolidated statements of condition. Mortgage loans serviced for investors at December 31, 2015 and 2014 were $963.0 million and $733.0 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for investors, and included in demand deposits, were $7.1 million and $8.2 million at December 31, 2015 and 2014, respectively.

While not capitalized as MSRs, the Company serves as the primary servicer of loans originated by MaineHousing. The Company has entered into a contract with MaineHousing to perform loan servicing on the MaineHousing portfolio for a fee. For the years ended December 31, 2015, 2014 and 2013, the Company earned fees of $1.2 million, $1.2 million, and $1.1 million, respectively, for the servicing of MaineHousing loans and is included in other income on the consolidated statements of income. The MaineHousing loans serviced by the Company, which are not included in the Company's portfolio loan balance within its consolidated statements of condition, totaled $612.1 million and $585.3 million at December 31, 2015 and 2014, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for MaineHousing and included in demand deposits were $4.3 million and $5.3 million at December 31, 2015 and 2014, respectively.

In addition to fees earned for servicing the portfolios of investors, servicer guides impose certain time-lines for resolving delinquent loans through workout efforts or liquidation and impose compensatory fees on the Company if those deadlines are not satisfied other than for reasons beyond our control. The investors also have a contractual right to demand indemnification or loan repurchase for certain servicing breaches. For example, the Company would be required to indemnify the investors for or against failures by the Company to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, its duties. The Company records expenses for servicing-related claims and loan repurchases when it is probable that such claims or repurchases will be made and the amounts are reasonably estimable.

11. Deposits

The following is a summary of scheduled maturities of CDs as of December 31, 2015:

	Retail	Brokered	Total
2016	$295,960	$—	$295,960
2017	90,763	28,622	119,385
2018	21,758	6,545	28,303
2019	47,289	—	47,289
2020	47,744	7,000	54,744
Thereafter	13,353	—	13,353
Total	$516,867	$42,167	$559,034

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $136.6 million and $74.2 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $15.7 million and $6.6 million, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2015 and 2014 was $663,000 and $595,000, respectively.

12. Borrowings

Other Borrowed Funds

Short-term borrowings consist of retail repurchase agreements, FHLBB advances due in less than 90 days, FHLBB and correspondent bank overnight borrowings, and other short-term borrowings due within one year. The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2015 and 2014. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2015 or 2014.

Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises.

The Company has a $10.0 million line of credit with a maturity date of December 20, 2016. Through the Bank, the Company also has available lines of credit with PNC Bank of $50.0 million and with the Fed Discount Window of $55.0 million as of December 31, 2015. The Company had no outstanding balances on these lines of credit at December 31, 2015.

The following table summarizes other borrowed funds as presented on the consolidated statements of condition at:

	December 31,
	2015	2014
Short-Term Borrowings:
Securities sold under repurchase agreements – retail	$184,989	$157,758
FHLBB advances less than 90 days	230,000	245,000
FHLBB and correspondent bank overnight borrowings	12,800	43,100
Securities sold under repurchase agreements – commercial	25,000	—
Capital lease obligation	63	63
Total short-term borrowings	452,852	445,921
Long-Term Borrowings:
Securities sold under repurchase agreements – commercial	5,052	30,097
Capital lease obligation	859	921
Total long-term borrowings	5,911	31,018
Total other borrowed funds	$458,763	$476,939

The table below provides information on the Company's short-term borrowings at and for the period ended:

	December 31,
	2015	2014	2013
Balance outstanding at end of year	$452,852	$445,921	$398,932
Average daily balance outstanding	450,009	417,585	271,281
Maximum balance outstanding at any month end	484,288	467,811	398,932
Weighted average interest rate for the year	0.37%	0.19%	0.19%
Weighted average interest rate at end of year	0.46%	0.20%	0.16%

The securities sold under wholesale repurchase agreements are fixed rate borrowings, which are callable quarterly, with the following schedule of maturities, rate and year in which the instrument becomes callable, as of December 31, 2015:

	Amount	Rate	Callable
2016	$25,000	2.61%	2016
2017	5,052	4.67%	—
Total	$30,052	2.96%

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion and $843.2 million at December 31, 2015 and 2014, respectively. The carrying value of securities pledged as collateral at the FHLB was $544,000 and $833,000 at December 31, 2015 and 2014, respectively.

The advances payable to the FHLB are summarized as follows at December 31, 2015:

Fiscal Year	Interest Rate Range	Weighted-Average Interest Rate	Balance	Callable	Call Amount
2016	1.80% - 1.95%	1.92%	$25,000	—	$—
2017	3.99% - 4.06%	4.03%	20,000	2016	20,000
2020	1.87%	1.87%	10,000	—	—
Total			$55,000		$20,000

Subordinated Debentures

The Company issued $15.0 million of subordinated debt on October 8, 2015, which qualifies as Tier II regulatory capital. The interest rate on the subordinated debt is 5.50% per annum, fixed for the ten-year term and payable semi-annually on April 15 and October 15 each year. The Company can redeem the subordinated debt at par starting on October 15, 2020 plus accrued and unpaid interest, or earlier if (i) they no longer qualify as Tier II capital for regulatory capital purposes; (ii) a change in law that prevents the Company from deducting interest payable for U.S. federal income tax purposes, or (iii) the Company is required to register as an investment company pursuant to the Investment Company Act of 1940. The subordinated debt is schedule to mature on October 15, 2025.

The Company incurred issuance costs of $536,000 associated with this debt issuance. The Company capitalized the costs within other assets on the consolidated statements of income and will amortize the issuance costs over the ten-year term of the subordinated debt. The amortization costs incurred for the year ended December 31, 2015 associated with the debt issuance was $8,900 and was recognized as an increase to interest expense within the consolidated statements of income.

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

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2015, $43.0 million of the trust preferred securities were included in the Company’s total Tier I capital and amounted to 14.4% of Tier I capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 20 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $2.7 million, $2.5 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 20 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

13. Repurchase Agreements

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

The tables below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral at December 31, 2015 and 2014:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
December 31, 2015
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$556	$—	$—	$—	$556
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	95,967	—	—	—	95,967
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,466	—	—	—	88,466
Total Customer Repurchase Agreements	184,989	—	—	—	184,989
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,016	22,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,036	8,036
Total Wholesale Repurchase Agreements	—	—	—	30,052	30,052
Total Repurchase Agreements(1)	$184,989	$—	$—	$30,052	$215,041

(1)	Total repurchase agreements are presented within other borrowed funds on the consolidated statements of condition.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
December 31, 2014
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$—	$—	$—	$—	$—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	63,527	—	—	—	63,527
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	94,231	—	—	—	94,231
Total Customer Repurchase Agreements	157,758	—	—	—	157,758
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	20,626	20,626
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	9,471	9,471
Total Wholesale Repurchase Agreements	—	—	—	30,097	30,097
Total Repurchase Agreements(1)	$157,758	$—	$—	$30,097	$187,855

(1)	Total repurchase agreements are presented within other borrowed funds on the consolidated statements of condition.

Certain customers held CDs totaling $914,000 with the Bank at December 31, 2015 that were collateralized by CMO and MBS securities that were overnight repurchase agreements. These arrangements did not exist at December 31, 2014.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

14. Income Taxes

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Years Ended December 31,
	2015	2014	2013
Current:
Federal	$7,956	$11,435	$11,853
State	71	505	400
	8,027	11,940	12,253
Deferred:
Federal	1,356	(500)	(121)
State	524	—	—
	1,880	(500)	(121)
Income tax expense	$9,907	$11,440	$12,132

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Years Ended December 31,
	2015	2014	2013
Computed tax expense	$10,801	$12,604	$12,220
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,092)	(704)	(510)
Income from life insurance	(588)	(503)	(459)
Non-deductible acquisition-related costs	467	—	—
State taxes, net of federal benefit	373	328	260
Low income housing credits	(359)	(286)	(299)
Goodwill impairment	—	—	991
Other	305	1	(71)
Income tax expense	$9,907	$11,440	$12,132
Effective tax rate	32.1%	31.8%	34.7%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	December 31,
	2015		2014
	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$22,282	$—	$—	$—
Allowance for loan losses	7,416	—	7,397	—
Pension and other benefits	4,488	—	4,018	—
Net unrealized losses on derivative instruments	3,432	—	3,200	—
Purchase accounting and deposit premium	2,856	—	212	—
Deferred compensation and benefits	2,129	—	945	—
Net unrealized losses on AFS securities	2,047	—	171	—
Net unrealized losses on postretirement plans	1,102	—	1,165	—
Allowance for OREO valuation	630	—	107	—
Allowance for OTTI on investments	17	—	71	—
Depreciation	—	4,298	—	1,910
Deferred loan origination fees	—	1,815	—	1,581
Prepaid expenses	—	813	—	620
MSRs	—	757	—	172
Other	1,000	—	1,431	—
	$47,399	$7,683	$18,717	$4,283

Deferred income taxes have been calculated using a rate of 35%. No valuation allowance was established on the Company's deferred tax assets as of December 31, 2015 or 2014.

In connection with the SBM acquisition, the Company acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $70.9 million related to losses generated by SBM and State of Maine net operating losses of $213,000. The Company determined it would not be able to utilize $6.8 million of the acquired federal net operating losses and wrote-off this amount within purchase accounting. Due to IRC 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually (and $803,000 for fiscal year 2015), which was determined using the applicable federal rate (AFR) and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 – 2034. The Company assessed the need for a valuation allowance on the acquired federal net operating losses and determined that there was a high likelihood that it will be able to utilize all of the acquired allowable federal net operating losses prior to expiration as the Company has a history of generating taxable income well in excess of the limitation. The acquired State of Maine net operating loss was not subject to any state imposed limitations and was fully utilized in fiscal year 2015. As such, there was no valuation allowance established on any of the deferred tax assets acquired as part of the SBM acquisition.

The Company received notice in 2016 that it will undergo an IRS tax examination for fiscal tax years 2013 and 2014. While not currently under review, the Company's federal income tax return for the fiscal tax year 2012 and state income tax returns for fiscal years 2012, 2013 and 2014 are open to audit by various state authorities. If the Company, as a result of an audit, were assessed interest and penalties, the amounts would be recorded within non-interest expense on the consolidated statements of income.

15. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiaries. The Company’s subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the subsidiaries to the Company. Under regulations prescribed by the OCC, without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. The Bank declared dividends for payment to the Company in the amount of $39.2 million, which included a $30.0 million special dividend that was paid in connection with the acquisition of SBM, and $12.8 million for the years ended December 31, 2015 and 2014, respectively. Acadia Trust did not declare any dividends for payment to the Company for the years ended December 31, 2015 or 2014. The Company declared $10.6 million and $8.3 million in dividends payable to its shareholders for the years ended December 31, 2015 and 2014, respectively.

Common Stock Repurchase

On September 24, 2013, the board of directors authorized the 2013 Repurchase Plan. The 2013 Repurchase Plan allows for the repurchase of up to 250,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board terminates the program. As of December 31, 2015, the Company had repurchased 249,500 shares at a weighted-average price of $39.82, or 99.8% of the program’s total allotment, and 2.4% of total outstanding shares. The Company did not repurchase any of its outstanding common stock for the year ended December 31, 2015.

16. EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	2015	2014	2013
Net income	$20,952	$24,570	$22,783
Dividends and undistributed earnings allocated to participating securities(1)	(59)	(75)	(64)
Net income available to common shareholders	$20,893	$24,495	$22,719
Weighted-average common shares outstanding for basic EPS	8,020,851	7,450,980	7,634,455
Dilutive effect of stock-based awards(2)	28,857	19,613	18,815
Weighted-average common and potential common shares for diluted EPS	8,049,708	7,470,593	7,653,270
Earnings per common share:
Basic EPS	$2.60	$3.29	$2.98
Diluted EPS	2.60	3.28	2.97
Awards excluded from the calculation of diluted EPS(3):
Stock options	13,250	13,750	15,250

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options, vesting of restricted shares, vesting of restricted stock units, and vesting of LTIP awards that have met the performance criteria, utilizing the treasury stock method.

(3)
Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock, and, therefore, are considered anti-dilutive.

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

17. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Plan and 2012 Plan, respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 800,000 shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than ten years after the date the stock option is granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for the non-qualified stock options issued in conjunction with the SBM acquisition. Refer to Note 2 for additional details.

Stock Option Awards

Stock options granted under the 2003 Plan and the 2012 Plan have been both incentive stock options and non-qualified stock options. All incentive stock options and non-qualified stock options granted vest pro rata over a five year period and have a contractual life of ten years.

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

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the years ended:

	December 31,
	2015	2014	2013
Weighted-average dividend yield	3.01%	2.90%	2.40%
Weighted-average risk-free interest rate	1.50%	1.65%	1.60%
Weighted-average expected volatility	31.85%	35.39%	52.32%
Weighted-average expected life (in years)	5.3	5.3	5.3
Weighted-average fair value of options granted	$8.81	$8.92	$15.97

Compensation expense related to stock option awards is recognized on a straight-line basis over the option vesting period and totaled $51,000, $81,000 and $134,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As the compensation expense recognized was largely from incentive stock options, the Company does not receive any tax benefit unless upon exercise a disqualifying disposition is made. The total tax benefit for the years ended December 31, 2015, 2014 and 2013 were $59,000, $19,000, and $25,000, respectively. Unrecognized compensation expense for nonvested stock options, which reflects an estimated forfeiture rate of 0% for executives and directors and 13% for all other officers over the vesting period, totaled $31,000 at December 31, 2015. The forfeiture rate is used to estimate granted options that will be forfeited by executives, directors, and/or employees prior to vesting. The forfeiture rate is determined based on the Company's historical experience. Unrecognized compensation expense on stock options is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014, and 2013 was $573,000, $134,000, and $153,000, respectively.

Stock option activity for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	94,250	$33.44
Granted	2,500	39.85
Issued(1)	92,688	18.00
Exercised	(36,671)	26.39
Forfeited and expired	(6,500)	36.51
Options outstanding at December 31, 2015	146,267	$25.40	4.7	$2,739
Options exercisable at December 31, 2015	134,667	$24.48	4.5	$2,646
(1) Non-qualified stock options issued in conjunction with the SBM acquisition. Refer to Note 2.

A summary of the status of the Company’s nonvested stock options as of December 31, 2015 and changes during the year then ended is presented below:

	Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	21,100	$11.77
Granted	2,500	8.81
Vested	(10,000)	12.02
Forfeited	(2,000)	10.33
Nonvested at December 31, 2015	11,600	$11.10

For the years ended December 31, 2015 and 2014, the Company received cash from the exercise of stock options of $736,000 and $338,000, respectively.

Restricted Stock, Restricted Stock Units and MSPP

The Company issued restricted stock awards to certain executives, directors, and employees. Restricted stock awards issued to executives and employees vest pro-rata over three years, with requisite service conditions and no performance-based conditions to such vesting. The vesting period for restricted stock awards issued to directors under the Independent Directors' Equity Compensation Program is determined when granted. Restricted stock awards issued to executives, directors, and employees participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

The Company issued restricted stock units to certain Company directors who make a valid election to defer under the Independent Directors' Equity Compensation Program, a component of the 2012 Plan. These units are deferred and have no voting or dividend rights until termination or retirement, at which time shares will be issued based on the grant date fair value of the awards issued. The vesting period for these awards is determined when granted. The Company did not issue restricted stock units to directors under the Independent Directors' Equity Compensation Program for the year ended December 31, 2015.

The Company offers the MSPP to provide an opportunity for certain executives and employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and cliff vests two years after the grant date. Restricted stock issued under the MSPP to executives and employees participate in dividends and are entitled to vote these restricted shares during the vesting period.

Compensation expense recognized in connection with the restricted stock units, restricted stock awards, and MSPP is presented in the following table:

	For The Years Ended December 31,
	2015	2014	2013
Restricted stock and restricted stock units	$327	$254	$149
MSPP	66	67	73
Total compensation expense	$393	$321	$222
Related income tax benefit	$137	$112	$78
Fair value of grants vested	$433	$332	$229

The following table presents a summary of the activity related to restricted stock, restricted stock units and MSPP for the period indicated:

	Restricted Stock and Restricted Stock Units		MSPP
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	10,957	$36.96	12,105	$11.97
Granted	24,889	40.82	9,379	11.53
Vested	(9,168)	37.16	(7,798)	11.79
Forfeited	(1,068)	37.04	(1,145)	11.81
Nonvested at December 31, 2015	25,610	$40.64	12,541	$11.77

At December 31, 2015, unrecognized compensation cost related to nonvested restricted stock awards and MSPP was $780,000, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Compensation expense recognized in connection with the LTIP is presented in the following table:

	For The Years Ended December 31,
	2015	2014	2013
Compensation expense	$330	$151	$200
Related income tax benefit	$116	$53	$70
Fair value of grants vested	$412	$—	$497

The following table presents a summary of the activity related to LTIP for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	42,778	$38.92
Granted	24,561	39.20
Vested	(11,184)	36.81
Forfeited	(13,378)	37.56
Nonvested at December 31, 2015	42,777	$40.06

Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $271,000 with a weighted-average remaining amortization period of 1.5 years at December 31, 2015.

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. The Company granted 2,406, 2,020, and 2,304 of deferred stock awards for the years ended December 31, 2015, 2014 and 2013, respectively under the DCRP. Compensation expense totaled $62,000, $46,000, and $40,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Unrecognized stock compensation expense for the deferred stock awards was $225,000 with a weighted-average remaining amortization period of 11.3 years at December 31, 2015.

18. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the board of directors. For the years ended December 31, 2015, 2014, and 2013, these contributions amounted to 3% of pre-tax compensation, respectively. For the years ended December 31, 2015, 2014 and 2013, expenses under the 401(k)/Profit Sharing plan amounted to $1.5 million, $1.4 million, and $1.4 million, respectively.

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

The following table summarizes changes in the benefit obligation and plan assets for (i) SERP and (ii) the other postretirement benefit plan as of December 31, 2015 and 2014:

	SERP		Other Postretirement Benefits
	2015	2014	2015	2014
Benefit obligations:
Beginning of year	$10,834	$9,927	$2,997	$3,094
Service cost	307	270	62	45
Interest cost	424	456	117	132
Actuarial (gain) loss	(32)	777	92	(134)
Business combinations(1)	—	—	312	—
Benefits paid	(481)	(596)	(133)	(140)
End of year	11,052	10,834	3,447	2,997
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	481	596	133	140
Benefits paid	(481)	(596)	(133)	(140)
End of year	—	—	—	—
Funded status at end of year(2)	$11,052	$10,834	$3,447	$2,997
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$1,789	$1,953	$423	$378
Prior service cost (credit)	5	17	(170)	(185)
Total	$1,794	$1,970	$253	$193

(1)	In connection with the SBM acquisition, the Company assumed its post-retirement benefits for certain former employees and their spouses whereby the Company will cover 100% of healthcare premiums.

(2)	Reported within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP was $8.5 million at December 31, 2015 and 2014. In 2016, approximately $220,000 and $7,000 in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $30,000 and $22,000 in net actuarial loss and prior service credit, respectively, are expected to be recognized for the other postretirement benefit plan.

The components of net period benefit cost and other amounts recognized in OCI, before taxes, were as follows:

	SERP			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net period benefit cost:
Service cost	$307	$270	$326	$62	$45	$42
Interest cost	424	456	377	117	132	173
Recognized net actuarial loss	218	140	224	24	10	48
Amortization of prior service cost (credit)	19	19	19	(22)	(22)	(23)
Net period benefit cost	968	885	946	181	165	240
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss	(32)	777	(579)	92	(134)	(538)
Reclassifications to net period benefit cost:
Amortization of net unrecognized actuarial loss	(218)	(140)	(224)	(24)	(10)	(48)
Amortization of prior service (cost) credit	(19)	(19)	(19)	22	22	23
Total recognized in OCI, before taxes	(269)	618	(822)	90	(122)	(563)
Total recognized in net period benefit cost and OCI, before taxes	$699	$1,503	$124	$271	$43	$(323)

In the first quarter of 2014, the Company amended the terms of its other postretirement benefit plan impacting the eligibility of employees. The amendment to the plan reduced the Company's benefit obligation by $308,000 at December 31, 2014 and is reflected within the year ended December 31, 2014 other postretirement benefits plan net actuarial gain.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.00%	4.00%	4.75%	4.50%	4.00%	5.02%
Discount rate for net period benefit cost	4.00%	4.75%	3.75%	4.00%	5.02%	4.05%
Rate of compensation increase for benefit obligation	4.00%	4.00%	4.50%	—	—	—
Rate of compensation increase for net periodic benefit cost	4.00%	4.50%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost at December 31, 2015. The postretirement plan has a built-in cap on annual benefits to participants and, thus, the accumulated postretirement benefit obligation and the assumed health care cost trend are relatively stable each period.

In 2016, the expected contribution is $489,000 for the SERP and $163,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2016	$489	$163
2017	473	160
2018	473	165
2019	477	169
2020	476	173
2021-2025	2,809	1,027

19. Other Non-Interest Expenses

Detail of other expenses included in the consolidated statements of income is as follows:

	For The Years Ended December 31,
	2015	2014	2013
Debit and ATM-related costs	$2,269	$2,031	$2,118
Donations and marketing	1,841	1,587	1,561
Employee-related costs(1)	1,437	1,287	1,217
Postage, freight, and courier	1,430	1,236	1,284
Office supplies and forms	705	736	997
Other expenses	3,464	2,693	3,197
Total	$11,146	$9,570	$10,374
(1) Employee-related costs include hiring, training, education, meeting and business travel costs.

20. Commitments and Contingencies

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

As of December 31, 2015 and 2014, the Company did not have any material loss contingencies that were provided for and/or disclosure was necessary.

Financial Instruments

In the normal course of business, the Company is a party to both on-and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2015	2014
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$464,701	$303,815
Commercial and commercial real estate	94,791	47,066
Residential	16,256	10,975
Letters of credit	4,468	3,103
Other commitments	433	1,305
Derivative Financial Instruments:
Customer interest rate swaps	285,888	58,234
Forward-starting interest rate swaps	50,000	—
Interest rate swaps	43,000	43,000

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

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies and has been designated as a hedge for accounting purposes, and further, by the type of hedging relationship.

The Company has designated its interest rate swaps on its junior subordinated debentures and its forward-starting interest rate swaps on forecasted 30-day FHLBB borrowings as cash flow hedges. The change in the fair value of the Company's cash flow hedges is accounted within OCI, net of tax. Quarterly, in conjunction with financial reporting, the Company assesses each cash flow hedge for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. Furthermore, the Company will reclassify the gain or loss on the effective portion of the cash flow hedge from OCI into the consolidated statements of income in the period the hedged transaction affects earnings.

Interest Rate Swaps

The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company’s interest rate swap agreements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post cash collateral to the Company. At December 31, 2015 and 2014, the Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and posted $10.7 million of cash as collateral at December 31, 2015. The details of its interest rate swap agreements are outlined in the table below:

					December 31,
					2015	2014
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,038)	$(1,092)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,537)	(2,511)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,477)	(2,434)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,301)	(1,279)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,876)	(1,827)
$43,000					$(9,229)	$(9,143)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2015, 2014 or 2013, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the years ended December 31, 2015 and 2014 were $1.7 million and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

Forward-Starting Interest Rate Swaps.

In the first quarter of 2015, the Bank entered into two forward-starting interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these forward-starting interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the year ended December 31, 2015 the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post cash collateral to the Company. At December 31, 2015, the Bank posted cash collateral with the counterparty of $1.3 million.

The terms of the forward-starting interest rate swap agreements are as follows:

					December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(230)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(346)
$50,000					$(576)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the year ended December 31, 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

	December 31,
	2015			2014
	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable(1)	28	$142,944	$3,166	10	$29,117	$1,140
Pay fixed, received variable(2)	28	142,944	(3,166)	10	29,117	(1,140)
(1) Presented within other assets on the consolidated statements of condition.
(2) Presented within accrued interest and other liabilities on the consolidated statements of condition.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position. At December 31, 2015, the Company posted cash collateral with the counterparty of $3.7 million.

Interest Rate Locks and Mortgage Loan Commitments

As part of originating residential mortgage and commercial loans, the Company may enter into rate lock agreements with customers, and may issue commitment letters to customers, which are considered interest rate lock or forward commitments. At December 31, 2015 and 2014, based upon the pipeline of mortgage loans with rate lock commitments and commercial loans with commitment letters, and the change in fair value of those commitments due to changes in market interest rates, the Company determined the impact on the consolidated financial statements was not material.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Years Ended December 31,
	2015	2014	2013
Derivatives designated as cash flow hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(431)	$(3,401)	$4,663
Loss reclassified from OCI into interest expense (effective portion), gross	$1,695	$1,714	$1,611
The Company expects approximately $1.9 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2015.

21. Fair Value

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

GAAP permits an entity to choose to measure certain eligible financial instruments and other items at fair value. The Company elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to more clearly align with the economic value of the actively traded asset. At December 31, 2015, the Company had reported $11.0 million of loans held for sale at fair value, for which an unrealized gain of $133,000 on the unpaid principal balance of $10.8 million was recorded within mortgage banking income, net on the consolidated statements of income. At December 31, 2014, the Company did not have any loans designated as held for sale.

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

The fair value of equity AFS securities is reported utilizing market prices based on recent trading activity. The equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2015
Financial assets:
Loans held for sale	$10,958	$—	$10,958	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,040	—	5,040	—
Obligations of states and political subdivisions	17,694	—	17,694	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	—	419,046	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	—	306,857	—
Subordinated corporate bonds	996	—	996	—
Equity securities	705	—	705	—
Customer interest rate swaps	3,166	—	3,166	—
Financial liabilities:
Interest rate swaps	9,229	—	9,229	—
Forward-starting interest rate swaps	576	—	576	—
Customer interest rate swaps	3,166	—	3,166	—
December 31, 2014
Financial assets:
AFS securities:
Obligations of U.S. government-sponsored enterprises	$5,027	$—	$5,027	$—
Obligations of states and political subdivisions	26,777	—	26,777	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	381,308	—	381,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	343,897	—	343,897	—
Private issue collateralized mortgage obligations	6,054	—	6,054	—
Customer interest rate swap agreements	1,140	—	1,140	—
Financial liabilities:
Interest rate swaps	9,143	—	9,143	—
Customer interest rate swaps	1,140	—	1,140	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There were no indications or triggering events for the years ended December 31, 2015 or 2014 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no indications or triggering events for the years ended December 31, 2015 or 2014 for which management believes that the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of December 31, 2015 and 2014:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2015
Financial assets:
Collateral-dependent impaired loans	$1,971	$—	$—	$1,971
MSRs(1)	440	—	440	—
Non-financial assets:
OREO	1,304	—	—	1,304
December 31, 2014
Financial assets:
Collateral-dependent impaired loans	$3,581	$—	$—	$3,581
MSRs(1)	173	—	173	—
Non-financial assets:
OREO	1,282	—	—	1,282

(1)	Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value at December 31, 2015 and 2014.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$399	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,572	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 57%	(45%)
			Estimated selling costs	10%	(10%)
OREO	1,304	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 43%	(18%)
			Estimated selling costs	10%	(10%)
December 31, 2014
Collateral-dependent impaired loans:
Partially charged-off	$1,569	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 17%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	2,012	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(22%)
			Estimated selling costs	10%	(10%)
OREO	1,282	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 68%	(21%)
			Estimated selling costs	6 - 10%	(9%)

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

Cash and Due from Banks:  The carrying amounts reported in the consolidated statements of condition approximate fair value that have original maturities of ninety days or less.

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

Deposits:  The fair value of demand, non-interest checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, notes payable and other short-term borrowings approximate fair value. The fair values of long-term borrowings and commercial repurchase agreements are based on the discounted cash flows using current rates for advances of similar remaining maturities.

Subordinated Debentures: The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$79,488	$79,488	$79,488	$—	$—
AFS securities	750,338	750,338	—	750,338	—
HTM securities	84,144	85,647	—	85,647	—
Loans held for sale	10,958	10,958	—	10,958	—
Residential real estate loans	808,180	820,774	—	—	820,774
Commercial real estate loans	922,257	911,316	—	—	911,316
Commercial loans	371,684	371,854	—	—	371,854
Home equity loans	349,215	348,963	—	—	348,963
Consumer loans	17,704	18,163	—	—	18,163
MSRs(1)	2,161	2,947	—	2,947	—
Interest receivable	7,985	7,985	—	7,985	—
Customer interest rate swaps	3,166	3,166	—	3,166	—
Financial liabilities:
Deposits	$2,726,379	$2,726,300	$—	$2,726,300	$—
FHLB advances	55,000	56,001	—	56,001	—
Commercial repurchase agreements	30,052	30,931	—	30,931	—
Other borrowed funds	428,711	428,778	—	428,778	—
Subordinated debentures	59,126	42,950	—	42,950	—
Interest payable	641	641	—	641	—
Interest rate swaps	9,229	9,229	—	9,229	—
Forward-starting interest rate swaps	576	576	—	576	—
Customer interest rate swaps	3,166	3,166	—	3,166	—

(1)	Reported fair value represents all MSRs currently being serviced by the Company at December 31, 2015, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2014:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$60,813	$60,813	$60,813	$—	$—
AFS securities	763,063	763,063	—	763,063	—
HTM securities	20,179	20,425	—	20,425	—
Residential real estate loans	579,946	596,172	—	—	596,172
Commercial real estate loans	635,609	631,434	—	—	631,434
Commercial loans	249,823	244,713	—	—	244,713
Home equity loans	269,176	270,904	—	—	270,904
Consumer loans	16,940	17,007	—	—	17,007
MSRs(1)	493	1,447	—	1,447	—
Interest receivable	6,017	6,017	—	6,017	—
Customer interest rate swaps	1,140	1,140	—	1,140	—
Financial liabilities:
Deposits	$1,932,097	$1,933,805	$—	$1,933,805	$—
FHLB advances	56,039	57,986	—	57,986	—
Commercial repurchase agreements	30,097	31,395	—	31,395	—
Other borrowed funds	446,842	446,909	—	446,909	—
Junior subordinated debentures	44,024	44,024	—	44,024	—
Interest payable	537	537	—	537	—
Interest rate swaps	9,143	9,143	—	9,143	—
Customer interest rate swaps	1,140	1,140	—	1,140	—

(1)	Reported fair value represents all MSRs currently being serviced by the Company at December 31, 2014, regardless of carrying amount.

22. Regulatory Capital Requirements

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2015 under the newly implemented Basel III regulatory capital framework. The Company and Bank's risk-based capital ratios under prior rules at December 31, 2014 also exceeded regulatory capital requirements under previous regulatory capital requirements in place. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	Current Regulatory Guidance				Prior Regulatory Guidance
	December 31, 2015		Minimum Regulatory Capital Required For Capital Adequacy Purposes	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2014		Minimum Regulatory Capital Required For Capital Adequacy Purposes	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$335,740	12.98%	8.00%	N/A	$269,497	15.16%	8.00%	N/A
Tier I risk-based capital ratio	299,552	11.58%	6.00%	N/A	248,363	13.97%	4.00%	N/A
Common equity Tier I risk-based capital ratio(1)	269,350	10.42%	4.50%	N/A	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	299,552	8.74%	4.00%	N/A	248,363	9.26%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$304,847	11.75%	8.00%	10.00%	$244,351	13.85%	8.00%	10.00%
Tier I risk-based capital ratio	283,659	10.93%	6.00%	8.00%	223,218	12.65%	4.00%	6.00%
Common equity Tier I risk-based capital ratio(1)	283,659	10.93%	4.50%	6.50%	N/A	N/A	N/A	N/A
Tier I leverage capital ratio	283,659	8.33%	4.00%	5.00%	223,218	8.38%	4.00%	5.00%

(1)	Common equity Tier I risk-based capital ratio was a new risk-based capital ratio implemented with Basel III on January 1, 2015.

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of December 31, 2015 and 2014, Acadia Trust met all of its capital requirements.

Although the subordinated debentures are recorded as a liability on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the subordinated debentures in our calculation of risk-based capital. At December 31, 2015 and 2014, $43.0 million of the subordinated debentures were included in Tier I and total risk-based capital for the Company. Additionally, on October 8, 2015, the Company issued $15.0 million of subordinated debentures in connection with the acquisition of SBM. The subordinated debentures qualified as Tier II capital and were included in total risk-based capital for the Company at December 31, 2015.

23. Parent Company Financial Statements

On January 1, 2014, the Company's parent company sold certain assets and liabilities, including premises, equipment, prepaid expenses and short-term liabilities, to the Bank in an arms-length transaction. Also, effective January 1, 2014, all employees of the parent company became Bank employees.

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
	2015	2014
ASSETS
Cash	$26,581	$23,259
Investment in subsidiaries:
Bank	394,404	266,940
Acadia Trust	10,232	9,450
Receivable from subsidiaries	1,926	25
Other assets	14,475	12,600
Total assets	$447,618	$312,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to subsidiaries	$1,216	$—
Subordinated debentures	59,126	44,024
Other liabilities	24,086	23,141
Shareholders’ equity	363,190	245,109
Total liabilities and shareholders’ equity	$447,618	$312,274

STATEMENTS OF INCOME

	For The Years Ended December 31,
	2015	2014	2013
Operating Income
Dividend income from subsidiaries	$39,200	$12,800	$13,500
Fees from subsidiaries	—	—	20,930
Other income (loss)	(18)	104	270
Total operating income	39,182	12,904	34,700
Operating Expenses
Interest on borrowings	2,734	2,532	2,532
Fees to Bank	160	160	—
Salaries and employee benefits	—	—	13,354
Furniture, equipment and data processing	—	—	4,570
Depreciation and amortization	—	—	1,197
Stock-based compensation expense	—	—	596
Net occupancy	—	—	523
Other operating expenses	469	453	1,454
Total operating expenses	3,363	3,145	24,226
Income before equity in undistributed earnings of subsidiaries and income taxes	35,819	9,759	10,474
Equity in undistributed income (losses) of subsidiaries	(15,999)	13,799	11,233
Income before income taxes	19,820	23,558	21,707
Income tax benefit	1,132	1,012	1,076
Net Income	$20,952	$24,570	$22,783

STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$20,952	$24,570	$22,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) losses of subsidiaries	4,573	(13,799)	(11,233)
Depreciation and amortization	—	—	1,197
Stock-based compensation expense	—	—	596
(Increase) decrease in receivable from subsidiaries	(1,901)	2,037	498
(Increase) decrease in other assets	(2,175)	165	(845)
Increase (decrease) in due to subsidiaries	1,216	—	—
Increase (decrease) in other liabilities	320	(2,106)	459
Net cash provided by operating activities	22,985	10,867	13,455
Investing Activities
Acquisition of SBM, net of cash acquired	(25,319)	—	—
Proceeds from sale of assets	—	5,237	—
Purchase of premises and equipment	—	—	(896)
Net cash provided by (used in) investing activities	(25,319)	5,237	(896)
Financing Activities
Issuance of subordinated debt, net of issuance costs	14,464	—	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	753	328	300
Capital contribution from subsidiaries	836	599	—
Equity issuance costs	(612)	—	—
Common stock repurchase	—	(7,475)	(2,460)
Cash dividends paid on common stock	(9,785)	(8,085)	(8,121)
Net cash provided by (used in) financing activities	5,656	(14,633)	(10,281)
Net increase in cash	3,322	1,471	2,278
Cash at beginning of year	23,259	21,788	19,510
Cash at end of year	$26,581	$23,259	$21,788
Supplemental information
Common stock repurchased not yet settled	$—	$—	$320

24. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for the years ended:

	December 31,
	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$22,451	$23,657	$23,056	$29,983	$21,392	$22,284	$22,417	$22,292
Interest expense	3,014	3,022	3,044	3,612	2,983	3,041	3,048	3,056
Net interest income	19,437	20,635	20,012	26,371	18,409	19,243	19,369	19,236
Provision for credit losses	446	254	279	957	493	643	539	545
Non-interest income	6,144	6,310	6,561	8,464	5,686	6,509	5,954	6,221
Non-interest expense	16,801	16,157	16,711	31,470	15,125	15,792	15,179	16,301
Income before income taxes	8,334	10,534	9,583	2,408	8,477	9,317	9,605	8,611
Income tax expense	2,723	3,341	3,127	716	2,762	3,001	3,154	2,523
Net income	$5,611	$7,193	$6,456	$1,692	$5,715	$6,316	$6,451	$6,088
Per common share:
Basic	$0.75	$0.97	$0.86	$0.17	$0.76	$0.85	$0.87	$0.82
Diluted	$0.75	$0.96	$0.86	$0.17	$0.75	$0.85	$0.86	$0.82

(1)
On October 16, 2015, the Company completed its acquisition of SBM. Fourth quarter 2015 results of operations include revenues and expenses incurred as a combined organization from the acquisition date through December 31, 2015. The decrease in basic and diluted EPS in the fourth quarter of 2015 was due to acquisition costs and the issuance of 2.7 million shares of Company common stock in connection with the acquisition. Refer to Note 2 and 3 for additional details of the acquisition.

25. Subsequent Events

As part of the acquisition of SBM on October 16, 2015, the Company acquired HPFC, which provides lending services to dentists, veterinarians, and optometrists across the U.S. After an extensive analysis it was determined and communicated to the impacted employees of HPFC in December 2015 that operations at HPFC were to be closed, effective February 19, 2016. The Company will continue to earn revenues from HPFC's loan portfolio as it naturally runs off over five to ten years, as well as incur certain operational expenses associated with the continued management of its loan portfolio and wind down of operations in fiscal year 2016.

The Company concluded that the closing of HPFC's operations did not qualify for discontinued operations presentation and reporting within the Company's year ended December 31, 2015 consolidated financial statements as it did not constitute a significant strategic shift in the Company's operations nor has HPFC, or its assets, been designated as held for sale.

To the Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statement of condition of Camden National Corporation and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York
March 11, 2016

To the Shareholders and Board of Directors
Camden National Corporation

We have audited Camden National Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Camden National Corporation and Subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 8, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statement of condition of Camden National Corporation and Subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camden National Corporation and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berry Dunn McNeil & Parker, LLC

Berry Dunn McNeil & Parker, LLC
Portland, Maine
March 10, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2015. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

RSM US LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which precedes this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)
Equity compensation plans approved by shareholders	241,799	$16.68	677,087	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	241,799	$19.98	677,087

(1)
Represents the 800,000 shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Notes 1 and 17 to the consolidated financial statements within Item 8. “Financial Statements and Supplementary Data” for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on April 26, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Index to Financial Statements:

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Report, as follows:

2. Financial Statement Schedules:

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein are included in the consolidated financial statements or notes thereto.

3. Exhibits:

Exhibit No.	Definition
2.1
Purchase and Assumption Agreement, dated April 23, 2012, by and between Bank of America, National Association and Camden National Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 24, 2012).

2.2
Agreement and Plan of Merger dated as of March 29, 2015 by and among Camden National Corporation, Atlantic Acquisitions, LLC, and SBM Financial, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on March 30, 2015).

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

10.5+	Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 8, 2012).

Exhibit No.	Definition
10.6+
Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 9, 2015 (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K filed with the Commission on March 10, 2015).

10.7+
Second Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 7, 2015).

10.8+
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

10.10+
Camden National Corporation Amended and Restated Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on March 10, 2015).

10.11+
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Camden National Corporation and certain executives (incorporated herein by reference to Exhibit 11 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.11+
Amendment to Camden National Corporation Defined Contribution Retirement Plan, dated as of March 9, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.12+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.13+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.14+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.15+
Amendment to Camden National Corporation Executive Deferred Compensation Plan, dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on February 28, 2013).

10.16+
Amendment to Camden National Corporation Defined Contribution Retirement Plan, dated as of March 31, 2015 (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on August 7, 2015).

10.17+
Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

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
10.21+
Form of Change in Control Agreement for chief executive officer and other executive officers (incorporated herein by reference to Exhibit 10.21 in the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.22+
Camden National Corporation 2013-2015 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Form 8-K filed with the Commission on March 26, 2013).

10.23+
Camden National Corporation 2014-2016 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Form 8-K filed with the Commission on March 25, 2014).

10.24+
Camden National Corporation 2015-2017 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 8-K filed with the Commission on July 6, 2015).

Exhibit No.	Definition
10.25
Consulting Agreement by and between Camden National Bank and John Everets dated March 29, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 30, 2015).

11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 16 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
23.2*	Consent of Berry Dunn McNeil & Parker, LLC.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2016	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 11, 2016
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer, Chief Financial Officer, and Principal Financial and Accounting Officer	March 11, 2016
Deborah A. Jordan
/s/ Karen W. Stanley	Chair and Director	March 11, 2016
Karen W. Stanley
/s/ Ann W. Bresnahan	Director	March 11, 2016
Ann W. Bresnahan
/s/ David C. Flanagan	Director	March 11, 2016
David C. Flanagan
/s/ Craig S. Gunderson	Director	March 11, 2016
Craig S. Gunderson
/s/ John W. Holmes	Director	March 11, 2016
John W. Holmes
/s/ S. Catherine Longley	Director	March 11, 2016
S. Catherine Longley
/s/ David J. Ott	Director	March 11, 2016
David J. Ott
/s/ James H. Page	Director	March 11, 2016
James H. Page
/s/ John M. Rohman	Director	March 11, 2016
John M. Rohman
/s/ Robin A. Sawyer	Director	March 11, 2016
Robin A. Sawyer
/s/ Carl J. Soderberg	Director	March 11, 2016
Carl J. Soderberg
/s/ Lawrence J. Sterrs	Director	March 11, 2016
Lawrence J. Sterrs