Form 10-K/A
period 2015-12-31
CAMDEN NATIONAL CORP
filed 2016-03-14
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Form 10-K”), by Camden National Corporation (the “Company”). The sole purpose of this Amendment is to: (i) re-file the audit reports of the Company's independent registered public accounting firm found in Part II, Item 8 of the Form 10-K, as they inadvertently made reference to the incorrect report date; and (ii) file Exhibit 23.1 as it was inadvertently omitted from the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of Camden National Corporation and Subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
March 11, 2016

Item 15. Exhibits and Financial Statement Schedules

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

11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 16 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-K filed with the Commission on March 11, 2016).
23.1*	Consent of RSM US LLP.
23.2	Consent of Berry Dunn McNeil & Parker, LLC (incorporated herein by reference to Exhibit 23.2 to the Company’s Form 10-K filed with the Commission on March 11, 2016).
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Form 10-K filed with the Commission on March 11, 2016).

32.2
Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 to the Company’s Form 10-K filed with the Commission on March 11, 2016).

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

Date: March 14, 2016	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer