Form 10-Q
period 2016-03-31
CAMDEN NATIONAL CORP
filed 2016-05-06
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Outstanding at May 3, 2016:  Common stock (no par value) 10,272,083 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Number of Shares)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$72,201	$79,488
Securities:
Available-for-sale securities, at fair value	800,029	750,338
Held-to-maturity securities, at amortized cost	87,950	84,144
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,605	21,513
Total securities	909,584	855,995
Loans held for sale	16,632	10,958
Loans	2,492,634	2,490,206
Less: allowance for loan losses	(21,339)	(21,166)
Net loans	2,471,295	2,469,040
Goodwill	95,267	95,657
Other intangible assets	8,191	8,667
Bank-owned life insurance	60,338	59,917
Premises and equipment, net	44,973	45,959
Deferred tax assets	36,154	39,716
Interest receivable	8,785	7,985
Other real estate owned	1,228	1,304
Other assets	37,898	34,658
Total assets	$3,762,546	$3,709,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$349,586	$357,673
Interest checking	686,517	740,084
Savings and money market	949,309	912,668
Certificates of deposit	482,821	516,867
Brokered deposits	206,599	199,087
Total deposits	2,674,832	2,726,379
Federal Home Loan Bank advances	55,000	55,000
Other borrowed funds	545,473	458,763
Subordinated debentures	58,638	58,599
Accrued interest and other liabilities	53,146	47,413
Total liabilities	3,387,089	3,346,154
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 10,271,083 and 10,220,478 shares as of March 31, 2016 and December 31, 2015, respectively	154,437	153,083
Retained earnings	227,540	222,329
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities, net of tax	3,968	(3,801)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(8,479)	(6,374)
Net unrecognized losses on postretirement plans, net of tax	(2,009)	(2,047)
Total accumulated other comprehensive loss	(6,520)	(12,222)
Total shareholders’ equity	375,457	363,190
Total liabilities and shareholders’ equity	$3,762,546	$3,709,344
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands, Except Number of Shares and Per Share Data)	2016	2015
Interest Income
Interest and fees on loans	$27,016	$18,084
Interest on U.S. government and sponsored enterprise obligations	3,990	3,872
Interest on state and political subdivision obligations	714	387
Interest on federal funds sold and other investments	261	105
Total interest income	31,981	22,448
Interest Expense
Interest on deposits	2,042	1,529
Interest on borrowings	1,136	860
Interest on subordinated debentures	851	625
Total interest expense	4,029	3,014
Net interest income	27,952	19,434
Provision for credit losses	872	446
Net interest income after provision for credit losses	27,080	18,988
Non-Interest Income
Service charges on deposit accounts	1,724	1,487
Other service charges and fees	2,328	1,510
Income from fiduciary services	1,169	1,220
Mortgage banking income, net	808	239
Brokerage and insurance commissions	458	449
Bank-owned life insurance	422	422
Other income	1,008	820
Total non-interest income	7,917	6,147
Non-Interest Expense
Salaries and employee benefits	11,610	8,375
Furniture, equipment and data processing	2,427	1,923
Net occupancy	1,877	1,472
Consulting and professional fees	885	591
Other real estate owned and collection costs	656	562
Regulatory assessments	721	510
Amortization of intangible assets	476	287
Merger and acquisition costs	644	735
Other expenses	3,632	2,346
Total non-interest expense	22,928	16,801
Income before income taxes	12,069	8,334
Income Taxes	3,735	2,723
Net Income	$8,334	$5,611

Per Share Data
Basic earnings per share	$0.81	$0.75
Diluted earnings per share	$0.81	$0.75
Weighted average number of common shares outstanding	10,259,995	7,431,065
Diluted weighted average number of common shares outstanding	10,298,171	7,453,875

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net Income	$8,334	$5,611
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities, net of tax of ($4,183), and ($2,212), respectively	7,769	4,108
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized loss on cash flow hedging derivatives, net of tax of $1,261, and $751, respectively	(2,342)	(1,395)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($128) and ($120), respectively(1)	237	223
Net change in unrealized losses on cash flow hedging derivatives, net of tax	(2,105)	(1,172)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($21) and ($21), respectively(2)	38	38
Other comprehensive income	5,702	2,974
Comprehensive Income	$14,036	$8,585
(1) Reclassified into the consolidated statements of income in interest on subordinated debentures.
(2) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	5,611	—	5,611
Other comprehensive income, net of tax	—	—	—	2,974	2,974
Stock-based compensation expense	—	198	—	—	198
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	12,707	136	—	—	136
Cash dividends declared ($0.30 per share)	—	—	(2,229)	—	(2,229)
Balance at March 31, 2015	7,438,929	$41,889	$215,361	$(5,451)	$251,799

Balance at December 31, 2015	10,220,478	$153,083	$222,329	$(12,222)	$363,190
Net income	—	—	8,334	—	8,334
Other comprehensive income, net of tax	—	—	—	5,702	5,702
Stock-based compensation expense	—	337	—	—	337
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	50,605	1,017	—	—	1,017
Cash dividends declared ($0.30 per share)	—	—	(3,123)	—	(3,123)
Balance at March 31, 2016	10,271,083	$154,437	$227,540	$(6,520)	$375,457

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Operating Activities
Net Income	$8,334	$5,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	872	446
Depreciation expense	1,427	764
Purchase accounting accretion, net	(1,055)	(66)
Investment securities amortization, net	652	509
Stock-based compensation expense	337	198
Amortization of intangible assets	476	287
Net increase in other real estate owned valuation allowance and loss on disposition	66	81
Originations of mortgage loans held for sale	(44,431)	(5,425)
Proceeds from the sale of mortgage loans	39,868	4,935
Gain on sale of mortgage loans	(972)	(129)
Increase in other assets	2,869	780
(Decrease) increase in other liabilities	(4,170)	16
Net cash provided by operating activities	4,273	8,007
Investing Activities
Proceeds from maturities of available-for-sale securities	28,580	37,132
Purchase of available-for-sale securities	(66,849)	(20,344)
Purchase of held-to-maturity securities	(3,929)	(16,076)
Net increase in loans	(2,321)	(20,293)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(92)	—
Proceeds from the sale of other real estate owned	42	1,564
Recoveries of previously charged-off loans	104	133
Purchase of premises and equipment	(464)	(464)
Net cash used by investing activities	(44,929)	(18,348)
Financing Activities
Net (decrease) increase in deposits	(51,286)	34,112
Repayments on Federal Home Loan Bank long-term advances	—	(19)
Net increase (decrease) in other borrowed funds	86,726	(29,392)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	1,017	136
Cash dividends paid on common stock	(3,088)	(2,235)
Net cash provided by financing activities	33,369	2,602
Net decrease in cash and cash equivalents	(7,287)	(7,739)
Cash and cash equivalents at beginning of period	79,488	60,813
Cash and cash equivalents at end of period	$72,201	$53,074
Supplemental information
Interest paid	$4,029	$3,015
Income taxes paid	5	5
Transfer from loans to other real estate owned	32	1,439
Held-to-maturity securities purchased but unsettled	—	4,830
SBM acquisition measurement-period adjustments	390	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts In Tables Expressed in Thousands, Except Per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2016 and December 31, 2015, the consolidated statements of income for the three months ended March 31, 2016 and 2015, the consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2016 and 2015, and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three months ended March 31, 2016 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2015 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	FASB:	Financial Accounting Standards Board
AFS:	Available-for-sale	FDIC:	Federal Deposit Insurance Corporation
ALCO:	Asset/Liability Committee	FHLB:	Federal Home Loan Bank
ALL:	Allowance for loan losses	FHLBB:	Federal Home Loan Bank of Boston
AOCI:	Accumulated other comprehensive income (loss)	FRB:	Federal Reserve Bank
ASC:	Accounting Standards Codification	Freddie Mac:	Federal Home Loan Mortgage Corporation
ASU:	Accounting Standards Update	GAAP:	Generally accepted accounting principles in the United States
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
BOLI:	Bank-owned life insurance	HTM:	Held-to-maturity
Board ALCO:	Board of Directors' Asset/Liability Committee	IRS:	Internal Revenue Service
BSA:	Bank Secrecy Act	LIBOR:	London Interbank Offered Rate
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	LTIP:	Long-Term Performance Share Plan
CDARS:	Certificate of Deposit Account Registry System	Management ALCO:	Management Asset/Liability Committee
CDs:	Certificate of deposits	MBS:	Mortgage-backed security
Company:	Camden National Corporation	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
CSV:	Cash surrender value	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
CMO:	Collateralized mortgage obligation	MSHA:	Maine State Housing Authority
DCRP:	Defined Contribution Retirement Plan	MSRs:	Mortgage servicing rights
EPS:	Earnings per share	MSPP:	Management Stock Purchase Plan

OTTI:	Other-than-temporary impairment	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
NIM:	Net interest margin on a fully-taxable basis	SERP:	Supplemental executive retirement plans
N.M.:	Not meaningful	TDR:	Troubled-debt restructured loan
NRV:	Net realizable value	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
OCC:	Office of the Comptroller of the Currency	U.S.:	United States of America
OCI:	Other comprehensive income (loss)	2003 Plan:	2003 Stock Option and Incentive Plan
OFAC:	Office of Foreign Assets Control	2012 Plan:	2012 Equity and Incentive Plan
OREO:	Other real estate owned	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2016	2015
Net income	$8,334	$5,611
Dividends and undistributed earnings allocated to participating securities(1)	(29)	(17)
Net income available to common shareholders	$8,305	$5,594
Weighted-average common shares outstanding for basic EPS	10,259,995	7,431,065
Dilutive effect of stock-based awards(2)	38,176	22,810
Weighted-average common and potential common shares for diluted EPS	10,298,171	7,453,875
Earnings per common share:
Basic EPS	$0.81	$0.75
Diluted EPS	$0.81	$0.75
Awards excluded from the calculation of diluted EPS(3):
Stock options	13,250	15,250
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
(3) Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock and are considered anti-dilutive.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,973	$146	$—	$5,119
Obligations of states and political subdivisions	15,254	286	—	15,540
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	460,604	6,612	(617)	466,599
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	308,902	2,126	(2,470)	308,558
Subordinated corporate bonds	3,480	18	(37)	3,461
Total AFS debt securities	793,213	9,188	(3,124)	799,277
Equity securities	712	40	—	752
Total AFS securities	$793,925	$9,228	$(3,124)	$800,029
HTM Securities:
Obligations of states and political subdivisions	$87,950	$2,816	$(37)	$90,729
Total HTM securities	$87,950	$2,816	$(37)	$90,729
December 31, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,971	$69	$—	$5,040
Obligations of states and political subdivisions	17,355	339	—	17,694
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,429	3,474	(3,857)	419,046
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	312,719	409	(6,271)	306,857
Subordinated corporate bonds	1,000	—	(4)	996
Total AFS debt securities	755,474	4,291	(10,132)	749,633
Equity securities	712	2	(9)	705
Total AFS securities	$756,186	$4,293	$(10,141)	$750,338
HTM Securities:
Obligations of states and political subdivisions	$84,144	$1,564	$(61)	$85,647
Total HTM securities	$84,144	$1,564	$(61)	$85,647

Net unrealized gains on AFS securities at March 31, 2016 included in AOCI amounted to $4.0 million, net of a deferred tax liability of $2.1 million. Net unrealized losses on AFS securities at December 31, 2015 included in AOCI amounted to $3.8 million, net of a deferred tax benefit of $2.0 million.

During the first three months of 2016, the Company purchased investment securities totaling $70.8 million. The Company designated $66.9 million as AFS securities and $3.9 million as HTM securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2016 and December 31, 2015, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$14,453	$(82)	$49,596	$(535)	$64,049	$(617)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	8,240	(47)	145,716	(2,423)	153,956	(2,470)
Subordinated corporate bonds	1,963	(37)	—	—	1,963	(37)
Total AFS securities	$24,656	$(166)	$195,312	$(2,958)	$219,968	$(3,124)
HTM Securities:
Obligations of states and political subdivisions	$2,181	$(37)	$—	$—	$2,181	$(37)
Total HTM securities	$2,181	$(37)	$—	$—	$2,181	$(37)
December 31, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$234,897	$(2,351)	$45,629	$(1,506)	$280,526	$(3,857)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	111,143	(1,068)	147,180	(5,203)	258,323	(6,271)
Subordinated corporate bonds	996	(4)	—	—	996	(4)
Equity Securities	615	(9)	—	—	615	(9)
Total AFS securities	$347,651	$(3,432)	$192,809	$(6,709)	$540,460	$(10,141)
HTM Securities:
Obligations of states and political subdivisions	$5,507	$(61)	$—	$—	$5,507	$(61)
Total HTM securities	$5,507	$(61)	$—	$—	$5,507	$(61)

At March 31, 2016 and December 31, 2015, the Company held 42 and 109 investment securities with a fair value of $222.1 million and $546.0 million with unrealized losses totaling $3.2 million and $10.2 million, respectively, that were considered temporary. Of these, the Company had 29 MBS and CMO investments with a fair value of $195.3 million that were in an unrealized loss position totaling $3.0 million at March 31, 2016 and 28 MBS and CMO investments with a fair value of $192.8 million that were in an unrealized loss position totaling $6.7 million at December 31, 2015 for 12 months or more. The decline in the fair value of securities is reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At March 31, 2016 and December 31, 2015, gross unrealized losses on the Company's AFS and HTM securities were 1% and 2%, respectively, of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2016 until the decline in value has recovered.

For the three months ended March 31, 2016 and 2015, the Company did not sell any investment securities.

FHLBB and FRB Stock
As of March 31, 2016 and December 31, 2015, the Company's investment in FHLBB stock was $20.7 million and $20.6 million, respectively. As of March 31, 2016 and December 31, 2015, the Company's investment in FRB stock was $908,000.

Securities Pledged
At March 31, 2016 and December 31, 2015, securities with an amortized cost of $557.1 million and $577.6 million, respectively, and estimated fair values of $559.6 million and $570.9 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,002	$1,016
Due after one year through five years	103,817	105,196
Due after five years through ten years	111,295	113,903
Due after ten years	577,099	579,162
	$793,213	$799,277
HTM Securities
Due after one year through five years	$2,204	$2,260
Due after five years through ten years	2,494	2,538
Due after ten years	83,252	85,931
	$87,950	$90,729

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Residential real estate(1)	$813,266	$821,074
Commercial real estate(1)	953,220	927,951
Commercial(1)	291,684	297,721
Home equity(1)	343,137	348,634
Consumer(1)	17,096	17,953
HPFC(1)	74,304	77,243
Deferred loan fees, net	(73)	(370)
Total loans	$2,492,634	$2,490,206

(1)
The loan balances are presented net of the unamortized fair value mark discount associated with the purchase accounting for acquired loans of $12.1 million and $13.1 million at March 31, 2016 and December 31, 2015, respectively.

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

HPFC provides niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. Unlike the Bank's loan portfolio, there is, generally, little to no indication of credit quality issues and/or concerns of borrowers honoring their commitments until a payment is delinquent. Generally, once a payment is delinquent, if the payment is not received shortly thereafter to bring the loan current, the loan is deemed impaired (typically within 45 days). Effective February 19, 2016, the Company closed HPFC's operations and is no longer originating loans.

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

There were no significant changes in the Company's ALL methodology during the three months ended March 31, 2016.

The board of directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the board of directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, consumer and HPFC. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include:

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

The following tables presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Three Months Ended March 31, 2016
ALL for the three months ended:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans charged off	(210)	(222)	(226)	(128)	(15)	—	—	(801)
Recoveries	40	9	52	1	2	—	—	104
Provision(1)	141	161	231	18	2	317	—	870
Ending balance	$4,516	$10,380	$3,298	$2,622	$182	$341	$—	$21,339
ALL balance attributable to loans:
Individually evaluated for impairment	$512	$158	$214	$89	$—	$307	$—	$1,280
Collectively evaluated for impairment	4,004	10,222	3,084	2,533	182	34	—	20,059
Total ending ALL	$4,516	$10,380	$3,298	$2,622	$182	$341	$—	$21,339
Loans:
Individually evaluated for impairment	$6,033	$3,130	$3,862	$492	$7	$357	$—	$13,881
Collectively evaluated for impairment	805,941	949,351	288,202	344,005	17,182	74,072	—	2,478,753
Total ending loans balance	$811,974	$952,481	$292,064	$344,497	$17,189	$74,429	$—	$2,492,634
For The Three Months Ended March 31, 2015
ALL for the three months ended:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(113)	(55)	(159)	(89)	(8)	—	—	(424)
Recoveries	3	10	104	5	11	—	—	133
Provision (credit)(1)	46	328	128	84	(14)	—	(132)	440
Ending balance	$4,835	$8,234	$3,427	$2,247	$270	$—	$2,252	$21,265
ALL balance attributable to loans:
Individually evaluated for impairment	$743	$132	$139	$—	$78	$—	$—	$1,092
Collectively evaluated for impairment	4,092	8,102	3,288	2,247	192	—	2,252	20,173
Total ending ALL	$4,835	$8,234	$3,427	$2,247	$270	$—	$2,252	$21,265
Loans:
Individually evaluated for impairment	$6,107	$2,696	$823	$302	$156	$—	$—	$10,084
Collectively evaluated for impairment	578,366	654,765	256,940	274,482	16,443	—	—	1,780,996
Total ending loans balance	$584,473	$657,461	$257,763	$274,784	$16,599	$—	$—	$1,791,080

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2015
ALL:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,888	153	821	44	24	(2,384)	1,938
Ending balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
ALL balance attributable to loans:
Individually evaluated for impairment	$544	$644	$92	$89	$—	$—	$—	$1,369
Collectively evaluated for impairment	4,001	9,788	3,149	2,642	193	24	—	19,797
Total ending ALL	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$6,026	$4,610	$3,937	$588	$74	$—	$—	$15,235
Collectively evaluated for impairment	814,591	923,341	293,784	348,046	17,879	77,330	—	2,474,971
Total ending loans balance	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At March 31, 2016 and 2015, and December 31, 2015, the reserve for unfunded commitments was $24,000, $23,000 and $22,000, respectively.

The following table reconciles the three months ended March 31, 2016 and 2015, and year ended December 31, 2015 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
Provision for loan losses	$870	$440	$1,938
Change in reserve for unfunded commitments	2	6	(2)
Provision for credit losses	$872	$446	$1,936

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by Credit Risk Administration. As of March 31, 2016, the non-residential building operators industry exposure was 11% of the Company's total loan portfolio and 29% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2016.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
March 31, 2016
Pass (Grades 1-6)	$795,256	$886,346	$277,568	$—	$—	$72,615	$2,031,785
Performing	—	—	—	342,929	17,185	—	360,114
Special Mention (Grade 7)	3,043	32,330	7,778	—	—	301	43,452
Substandard (Grade 8)	13,675	33,805	6,718	—	—	1,513	55,711
Non-performing	—	—	—	1,568	4	—	1,572
Total	$811,974	$952,481	$292,064	$344,497	$17,189	$74,429	$2,492,634
December 31, 2015
Pass (Grades 1-6)	$802,873	$868,664	$281,553	$—	$—	$70,173	$2,023,263
Performing	—	—	—	346,701	17,835	—	364,536
Special Mention (Grade 7)	3,282	20,732	7,527	—	—	3,179	34,720
Substandard (Grade 8)	14,462	38,555	8,641	—	—	3,978	65,636
Non-performing	—	—	—	1,933	118	—	2,051
Total	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$2,490,206

The Company closely monitors the performance of its loan portfolio for both the Bank and HPFC. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2016
Residential real estate	$965	$719	$4,764	$6,448	$805,526	$811,974	$—	$6,275
Commercial real estate	3,077	1,357	2,369	6,803	945,678	952,481	—	3,044
Commercial	664	123	1,255	2,042	290,022	292,064	—	4,128
Home equity	568	221	1,325	2,114	342,383	344,497	—	1,568
Consumer	34	9	7	50	17,139	17,189	—	4
HPFC	624	320	—	944	73,485	74,429	—	357
Total	$5,932	$2,749	$9,720	$18,401	$2,474,233	$2,492,634	$—	$15,376
December 31, 2015
Residential real estate	$3,325	$571	$6,077	$9,973	$810,644	$820,617	$—	$7,253
Commercial real estate	4,219	2,427	1,584	8,230	919,721	927,951	—	4,529
Commercial	267	550	1,002	1,819	295,902	297,721	—	4,489
Home equity	643	640	1,505	2,788	345,846	348,634	—	1,933
Consumer	112	7	118	237	17,716	17,953	—	118
HPFC	165	—	—	165	77,165	77,330	—	—
Total	$8,731	$4,195	$10,286	$23,212	$2,466,994	$2,490,206	$—	$18,322

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $184,000 and $143,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the NRV, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL as of the periods indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Residential real estate	22	22	$3,343	$3,398	$336	$544
Commercial real estate	4	6	1,109	1,459	—	48
Commercial	7	9	325	399	1	11
Home equity	1	1	20	21	—	—
Total	34	38	$4,797	$5,277	$337	$603

At March 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.6 million and $227,000, respectively. At December 31, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $446,000, respectively. As of March 31, 2016 and December 31, 2015, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

There were no loan modifications that occurred during the three months ended March 31, 2016 or 2015 that qualify as TDRs.

For the three months ended March 31, 2016 and 2015, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:

Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for three months ended March 31, 2016 and 2015, and as of and for the year-ended December 31, 2015:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016:
With an allowance recorded:
Residential real estate	$3,137	$3,137	$512	$3,156	$27
Commercial real estate	540	538	158	1,256	—
Commercial	321	334	214	239	—
Home equity	303	303	89	303	—
Consumer	—	—	—	—	—
HPFC	357	383	307	230	—
Ending balance	4,658	4,695	1,280	5,184	27
Without an allowance recorded:
Residential real estate	2,896	3,832	—	2,954	2
Commercial real estate	2,590	3,327	—	2,643	11
Commercial	3,541	3,996	—	3,664	4
Home equity	189	452	—	218	—
Consumer	7	10	—	7	—
HPFC	—	—	—	—	—
Ending balance	9,223	11,617	—	9,486	17
Total impaired loans	$13,881	$16,312	$1,280	$14,670	$44
March 31, 2015:
With an allowance recorded:
Residential real estate	$4,342	$4,341	$743	$4,409	$29
Commercial real estate	256	266	132	86	—
Commercial	233	233	139	199	—
Home equity	—	—	—	—	—
Consumer	139	140	78	140	—
HPFC	—	—	—	—	—
Ending Balance	4,970	4,980	1,092	4,834	29
Without an allowance recorded:
Residential real estate	1,765	2,289	—	1,774	2
Commercial real estate	2,440	2,748	—	3,102	8
Commercial	590	754	—	503	4
Home equity	302	505	—	303	—
Consumer	17	37	—	17	—
HPFC	—	—	—	—	—
Ending Balance	5,114	6,333	—	5,699	14
Total impaired loans	$10,084	$11,313	$1,092	$10,533	$43

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With an allowance recorded:
Residential real estate	$3,191	$3,191	$544	$6,064	$112
Commercial real estate	1,825	1,857	644	1,753	—
Commercial	156	156	92	945	2
Home equity	303	303	89	900	—
Consumer	—	—	—	195	—
HPFC	—	—	—	—	—
Ending Balance	5,475	5,507	1,369	9,857	114
Without an allowance recorded:
Residential real estate	2,835	4,353	—	2,175	8
Commercial real estate	2,785	3,426	—	2,719	65
Commercial	3,781	4,325	—	1,412	17
Home equity	285	688	—	369	—
Consumer	74	150	—	20	—
HPFC	—	—	—	—	—
Ending Balance	9,760	12,942	—	6,695	90
Total impaired loans	$15,235	$18,449	$1,369	$16,552	$204

The impaired loan information presented above as of and for the three months ended March 31, 2015 and year ended December 31, 2015 was revised to disclose only those impaired loans that are individually evaluated for impairment in accordance with the Company's policy, which includes (i) loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status and (ii) all TDRs. Previously, the Company's impaired loan disclosures included certain non-accrual loans which were collectively evaluated under ASC 450-20. The revision of prior period information had no impact on the Company's ALL, provision for loan losses, or its asset quality ratios as of and for the three months ended March 31, 2015 and year ended December 31, 2015.

Loan Sales:

For the three months ended March 31, 2016 and 2015, the Company sold $38.9 million and $4.8 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $819,000 and $129,000, respectively.

At March 31, 2016 and December 31, 2015, the Company had certain residential mortgage loans with a principal balance of $16.5 million and $10.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale and at March 31, 2016 and December 31, 2015 recorded an unrealized gain of $139,000 and $133,000, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded within non-interest income on its consolidated statements of income a change in unrealized gains of $6,000 for each period.

OREO:

The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At March 31, 2016, the Company had four residential and five commercial real estate properties with a carrying value of $273,000 and $955,000, respectively, within OREO. At December 31, 2015, the Company had two residential real estate properties and seven commercial properties with a carrying value of $241,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At March 31, 2016 and December 31, 2015, the Company had $3.6 million and $2.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 43% and 32%, respectively, of non-accrual loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at March 31, 2016 and December 31, 2015.

Refer to Note 3 and 9 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of March 31, 2016 and December 31, 2015 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
December 31, 2015:
Goodwill, gross	$91,753	$7,474	$99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at December 31, 2015	91,753	3,904	95,657
2016 measurement-period adjustments	(390)	—	(390)
Reported goodwill at March 31, 2016	$91,363	$3,904	$95,267

On October 16, 2015, the Company completed its acquisition of SBM, as previously reported. In the first quarter of 2016, the Company made certain measurement-period adjustments to its initial purchase accounting that decreased goodwill by $390,000. These measurement-period adjustments increased the previously reported loan balance by $211,000, increased acquired interest receivable and other assets by $157,000, and increased acquired deferred tax assets $22,000. The measurement-period adjustments have no impact on current or future years' net income and were presented and disclosed prospectively as of March 31, 2016 in accordance with ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

At March 31, 2016, the Company's accounting for the acquired loans and deferred tax assets was not yet complete and balances disclosed and presented within its Annual Report on Form 10-K for the year ended December 31, 2015, as adjusted by the aforementioned measurement-period adjustments, are provisional amounts.

The changes in core deposit and trust relationship intangible assets for the three months ended March 31, 2016 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2015	$23,908	$(15,392)	$8,516	$753	$(602)	$151
2016 amortization	—	(457)	(457)	—	(19)	(19)
Balance at March 31, 2016	$23,908	$(15,849)	$8,059	$753	$(621)	$132
Total carrying value of other intangible assets at December 31, 2015						$8,667
Total carrying value of other intangible assets at March 31, 2016						$8,191

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2016	$1,371	$56	$1,427
2017	1,735	76	1,811
2018	725	—	725
2019	705	—	705
2020	682	—	682
Thereafter	2,841	—	2,841
Total	$8,059	$132	$8,191

NOTE 6 – REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Company and the Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require us to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organization must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2016, the Company and the Bank were required to establish a capital conservation buffer of 0.625%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and the Bank's risk-based capital ratios exceeded regulatory guidelines at March 31, 2016 and December 31, 2015. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2015		Minimum Regulatory Capital Required for Capital Adequacy	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$341,422	13.08%	8.63%	N/A	$335,740	12.98%	8.00%	N/A
Tier I risk-based capital ratio	305,058	11.69%	6.63%	N/A	299,552	11.58%	6.00%	N/A
Common equity Tier I risk-based capital ratio	270,792	10.37%	5.13%	N/A	269,350	10.42%	4.50%	N/A
Tier I leverage capital ratio	305,058	8.42%	4.00%	N/A	299,552	8.74%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$308,105	11.77%	8.63%	10.00%	$304,847	11.75%	8.00%	10.00%
Tier I risk-based capital ratio	286,742	10.96%	6.63%	8.00%	283,659	10.93%	6.00%	8.00%
Common equity Tier I risk-based capital ratio	286,742	10.96%	5.13%	6.50%	283,659	10.93%	4.50%	6.50%
Tier I leverage capital ratio	286,742	7.97%	4.00%	5.00%	283,659	8.33%	4.00%	5.00%

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of March 31, 2016 and December 31, 2015, Acadia Trust met all of its capital requirements.

Although the subordinated debentures are recorded as a liability on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, the junior subordinated debentures in our calculation of risk-based capital. At March 31, 2016 and December 31, 2015, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company. Additionally, the Company's $15.0 million of subordinated debentures qualify as Tier II capital and were included in total risk-based capital for the Company at March 31, 2016 and December 31, 2015.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended March 31, 2016 and 2015 were as follows:

Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2016	2015
Service cost	$77	$77
Interest cost	108	106
Recognized net actuarial loss	55	54
Recognized prior service cost	2	5
Net period benefit cost(1)	$242	$242
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2016	2015
Service cost	$15	$15
Interest cost	38	29
Recognized net actuarial loss	8	6
Amortization of prior service credit	(6)	(6)
Net period benefit cost(1)	$55	$44
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 8 – STOCK-BASED COMPENSATION PLANS

For the three months ended March 31, 2016, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the material awards granted during the three months ended March 31, 2016:

•
5,793 restricted stock awards were granted to executive officers under the 2016-2018 LTIP, at a fair value of $43.30 per share, based on the closing market price of the Company's common stock on January 4, 2016. The restricted stock awards vest pro-rata over a three year period. The holders of the restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

•
A total of 7,165 restricted stock awards and restricted stock units were granted at a fair value of $40.80 per share, based on the closing market price of the Company’s common stock on the March 17, 2016 grant date. The restricted stock awards vest pro-rata over a five-year period, while the restricted stock units vest pro-rata over a three-year period subject to the achievement of certain performance measures. The holders of the restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

•
10,676 shares of the Company's common stock were purchased under the MSPP at a one-third discount, based on the closing market price of the Company's common stock on the February 23, 2016 grant date of $38.11 (6,954 shares) and the March 17, 2016 grant date of $40.80 (3,722 shares), in lieu of the officers and executive officers annual incentive bonus. The shares fully vest after two years of service from the grant date.

•
2,730 deferred stock awards were issued to certain executive officers under the DCRP. Of the 2,730 awards granted, 1,161 vested immediately on the grant date, the remainder will vest pro-rata until the recipient reaches age 65. The stock awards have been determined to have a fair value of $40.55 per unit, based on the closing market price of the Company's common stock on the March 15, 2016 grant date.

NOTE 9 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statement of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of March 31, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
March 31, 2016:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$538	$—	$—	$—	$538
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	107,589	—	—	—	107,589
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	101,299	—	—	—	101,299
Total Customer Repurchase Agreements	209,426	—	—	—	209,426
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,032	22,032
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,009	8,009
Total Wholesale Repurchase Agreements	—	—	—	30,041	30,041
Total Repurchase Agreements(1)	$209,426	$—	$—	$30,041	$239,467
December 31, 2015:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$556	$—	$—	$—	$556
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	95,967	—	—	—	95,967
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,466	—	—	—	88,466
Total Customer Repurchase Agreements	184,989	—	—	—	184,989
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,016	22,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,036	8,036
Total Wholesale Repurchase Agreements	—	—	—	30,052	30,052
Total Repurchase Agreements(1)	$184,989	$—	$—	$30,052	$215,041

(1)	Total repurchase agreements are presented within other borrowed funds on the consolidated statements of condition.

Certain customers held CDs totaling $915,000 and $914,000 with the Bank at March 31, 2016 and December 31, 2015, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of interest rate lock commitments is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2016
Financial assets:
Loans held for sale	$16,632	$—	$16,632	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,119	—	5,119	—
Obligations of states and political subdivisions	15,540	—	15,540	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,599	—	466,599	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	308,558	—	308,558	—
Subordinated corporate bonds	3,461	—	3,461	—
Equity securities	752	—	752	—
Customer loan swaps	9,426	—	9,426	—
Interest rate lock commitments	431	—	431	—
Financial liabilities:
Junior subordinated debt interest rate swaps	11,934	—	11,934	—
Forecasted interest rate swaps	1,110	—	1,110	—
Customer loan swaps	9,426	—	9,426	—
December 31, 2015
Financial assets:
Loans held for sale	$10,958	$—	$10,958	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,040	—	5,040	—
Obligations of states and political subdivisions	17,694	—	17,694	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	—	419,046	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	—	306,857	—
Subordinated corporate bonds	996	—	996	—
Equity securities	705	—	705	—
Customer loan swaps	3,166	—	3,166	—
Interest rate lock commitments	139	—	139	—
Financial liabilities:
Junior subordinated debt interest rate swaps	9,229	—	9,229	—
Forecasted interest rate swaps	576	—	576	—
Customer loan swaps	3,166	—	3,166	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the three months ended March 31, 2016 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances occurred for the three months ended March 31, 2016 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2016
Financial assets:
Collateral-dependent impaired loans	$1,091	$—	$—	$1,091
MSRs(1)	1,523	—	1,523	—
Non-financial assets:
OREO	1,228	—	—	1,228
December 31, 2015
Financial assets:
Collateral-dependent impaired loans	$1,971	$—	$—	$1,971
MSRs(1)	440	—	440	—
Non-financial assets:
OREO	1,304	—	—	1,304
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$131	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(9%)
Specifically reserved	960	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(14%)
			Estimated selling costs	0 - 10%	(7%)
OREO	1,228	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(23%)
			Estimated selling cost	10%	(10%)
December 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$399	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,572	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 57%	(45%)
			Estimated selling costs	10%	(10%)
OREO	1,304	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 43%	(18%)
			Estimated selling costs	10%	(10%)

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

Deposits:  The fair value of demand, interest checking, savings and money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using market rates offered for deposits of similar remaining maturities.

Borrowings:  The carrying amounts of short-term borrowings from the FHLB, securities sold under repurchase agreements, notes payable and other short-term borrowings approximate fair value. The fair values of long-term borrowings and commercial repurchase agreements are based on the discounted cash flows using current rates for advances of similar remaining maturities.

Subordinated Debentures:  The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at March 31, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$72,201	$72,201	$72,201	$—	$—
AFS securities	800,029	800,029	—	800,029	—
HTM securities	87,950	90,729	—	90,729	—
Loans held for sale	16,632	16,632	—	16,632	—
Residential real estate loans(1)	807,458	827,116	—	—	827,116
Commercial real estate loans(1)	942,101	945,232	—	—	945,232
Commercial loans(1)(2)	362,854	366,453	—	—	366,453
Home equity loans(1)	341,875	345,834	—	—	345,834
Consumer loans(1)	17,007	18,136	—	—	18,136
MSRs(3)	1,574	2,050	—	2,050	—
Interest receivable	8,785	8,785	—	8,785	—
Customer loan swaps	9,426	9,426	—	9,426	—
Interest rate lock commitments	431	431	—	431	—
Financial liabilities:
Deposits	$2,674,832	$2,677,503	$—	$2,677,503	$—
FHLB advances	55,000	56,097	—	56,097	—
Commercial repurchase agreements	30,041	30,920	—	30,920	—
Other borrowed funds	515,432	516,633		516,633	—
Subordinated debentures	58,638	40,800	—	40,800	—
Interest payable	641	641	—	641	—
Junior subordinated debt interest rate swaps	11,934	11,934	—	11,934	—
Forecasted interest rate swaps	1,110	1,110	—	1,110	—
Customer loan swaps	9,426	9,426	—	9,426	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$79,488	$79,488	$79,488	$—	$—
AFS securities	750,338	750,338	—	750,338	—
HTM securities	84,144	85,647	—	85,647	—
Loans held for sale	10,958	10,958	—	10,958	—
Residential real estate loans(1)	808,180	820,774	—	—	820,774
Commercial real estate loans(1)	922,257	911,316	—	—	911,316
Commercial loans(1)(2)	371,684	371,854	—	—	371,854
Home equity loans(1)	349,215	348,963	—	—	348,963
Consumer loans(1)	17,704	18,163	—	—	18,163
MSRs(3)	2,161	2,947	—	2,947	—
Interest receivable	7,985	7,985	—	7,985	—
Customer loan swaps	3,166	3,166	—	3,166	—
Interest rate lock commitments	139	139	—	139	—
Financial liabilities:
Deposits	$2,726,379	$2,726,300	$—	$2,726,300	$—
FHLB advances	55,000	56,001	—	56,001	—
Commercial repurchase agreements	30,052	30,931	—	30,931	—
Other borrowed funds	428,711	428,778	—	428,778	—
Subordinated debentures	58,599	42,950	—	42,950	—
Interest payable	641	641	—	641	—
Junior subordinated debt interest rate swaps	9,229	9,229	—	9,229	—
Forecasted interest rate swaps	576	576	—	576	—
Customer loan swaps	3,166	3,166	—	3,166	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

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

As of March 31, 2016 and December 31, 2015, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	March 31, 2016	December 31, 2015
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$484,537	$464,701
Commercial and commercial real estate	78,875	94,791
Residential	31,554	16,256
Letters of credit	4,218	4,468
Other commitments	534	433
Derivative Financial Instruments:
Customer loan swaps	$319,630	$285,888
Forecasted interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	34,220	20,735

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

Derivative Financial Instruments
The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk the Company may enter into forward delivery sales commitments, typically on a "best-efforts" basis, with certain approved investors.

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies and has been designated as a hedge for accounting purposes, and further, by the type of hedging relationship.

The Company has designated its interest rate swaps on its junior subordinated debentures and its interest rate swaps on forecasted 30-day FHLBB borrowings as cash flow hedges. The change in the fair value of the Company's cash flow hedges is accounted within OCI, net of tax. Quarterly, in conjunction with financial reporting, the Company assesses each cash flow hedge for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. Furthermore, the Company will reclassify the gain or loss on the effective portion of the cash flow hedge from OCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

The change in fair value of the Company's other derivative instruments, not designated and qualifying as hedges, are accounted for within the consolidated statements of income.

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and has been presented within cash and due from banks on the consolidated statements of condition. At March 31, 2016 and December 31, 2015, the Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $13.0 million of cash as collateral to the counterparty at March 31, 2016.

The details of the interest rate swap agreements are as follows:

					March 31, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,299)	$(1,038)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(3,233)	(2,537)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(3,218)	(2,477)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,687)	(1,301)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(2,497)	(1,876)
$43,000					$(11,934)	$(9,229)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2016 or 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the three months ended March 31, 2016 and 2015 were $316,000 and $343,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

Forecasted Interest Rate Swaps:
In the first quarter of 2015, the Bank entered into two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these forward-starting interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three months ended March 31, 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At March 31, 2016, the Bank posted cash collateral with the counterparty of $1.3 million to the counterparty.

The details of the interest rate swap agreements are as follows:

					March 31, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(413)	$(230)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(697)	(346)
$50,000					$(1,110)	$(576)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the three months ended March 31, 2016 were $49,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

	March 31, 2016			December 31, 2015
	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable(1)	32	$159,815	$9,426	28	$142,944	$3,166
Pay fixed, received variable(2)	32	159,815	(9,426)	28	142,944	(3,166)
(1) Presented within other assets on the consolidated statements of condition.
(2) Presented within accrued interest and other liabilities on the consolidated statements of condition.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive collateral for contracts in a net asset position. At March 31, 2016, the Company posted cash collateral with the counterparty of $10.8 million. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition.

Interest Rate Locks Commitments:
As part of originating residential and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock commitments. At March 31, 2016 and December 31, 2015, our pipeline of mortgage loans with interest rate lock commitments were as follows:

	March 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Mortgage interest rate locks(1)	$34,220	$431	$20,735	$139
(1) Presented within other assets on the consolidated statements of condition.

For the three months ended March 31, 2016 and 2015 the unrealized gains from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on consolidated statements of income was $292,000 and $2,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended March 31,
	2016	2015
Derivatives designated as cash flow hedges
Net change in unrealized losses on cash flow hedging derivatives, net of tax (effective portion)	$(2,105)	$(1,172)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense (effective portion), gross	$(365)	$(343)

The Company expects approximately $2.1 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2016.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only one of the six amendments, otherwise it is not permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company expects the ASU will have a material effect on its consolidated financial statements and is currently evaluating the impact.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, early adoption is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar Amounts In Tables Expressed in Thousands, Except Per Share Data)

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except to the extent required by applicable law or regulation.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the allowance for credit losses; (ii) accounting for acquisitions and the subsequent review of goodwill and other identifiable intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; (iv) accounting for postretirement plans; and (v) income taxes. There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of the Company's critical accounting policies.

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

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding merger and acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income (the denominator).

	Three Months Ended March 31,
	2016	2015
Non-interest expense, as presented	$22,928	$16,801
Less: merger and acquisition costs	644	735
Core operating expenses	$22,284	$16,066
Net interest income, as presented	$27,952	$19,434
Add: effect of tax-exempt income	525	346
Non-interest income, as presented	7,917	6,147
Net interest income and non-interest income, adjusted	$36,394	$25,927
Non-GAAP efficiency ratio	61.23%	61.97%
GAAP efficiency ratio	63.92%	65.68%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended March 31,
	2016	2015
Net interest income, as presented	$27,952	$19,434
Add: effect of tax-exempt income	525	346
Net interest income, tax equivalent	$28,477	$19,780

Tangible Book Value Per Share and Tangible Common Equity Ratio.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end (the denominator). We believe this is a meaningful measure as it provides information to assess capital adequacy and is a common measure within our industry.

The tangible common equity ratio is the ratio of (i) shareholders' equity less goodwill and other intangibles (the numerator) to (ii) total assets less goodwill and other intangibles (the denominator). This ratio is a measure used within our industry to assess whether or not a company is highly leveraged. The following table provides a reconciliation between the tangible common equity ratio and shareholders' equity to assets.

	March 31, 2016	December 31, 2015
Tangible Book Value Per Share
Shareholders’ equity	$375,457	$363,190
Less: goodwill and other intangibles	103,458	104,324
Tangible shareholders’ equity	$271,999	$258,866
Shares outstanding at period end	10,271,083	10,220,478
Tangible book value per share	$26.48	$25.33
Book value per share	$36.55	$35.54
Tangible Common Equity Ratio
Total assets	$3,762,546	$3,709,344
Less: goodwill and other intangibles	103,458	104,324
Tangible assets	$3,659,088	$3,605,020
Tangible common equity ratio	7.43%	7.18%
Shareholders' equity to assets	9.98%	9.79%

Core Return On Average Tangible Equity: Core return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of intangible assets, net of tax, and (b) merger and acquisition costs, net of tax (the numerator) to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. We believe this is a meaningful measure of our financial performance as it reflects our return on tangible equity in our business, excluding the financial impact of transactions that are not reflective of our core operating activities and the amortization of intangible assets.

	Three Months Ended March 31,
	2016	2015
Net income, as presented	$8,334	$5,611
Amortization of intangible assets, net of tax(1)	309	187
Merger and acquisition costs, net of tax(2)	419	653
Core tangible operating earnings	$9,062	$6,451
Average shareholders' equity	$369,458	$247,732
Less: average goodwill and other intangible assets	103,800	48,017
Average tangible equity	$265,658	$199,715
Core return on average tangible equity	13.72%	13.10%
Return on average equity	9.07%	9.19%
(1) Assumed 35.0% tax rate.
(2) Assumed 35.0% tax rate for deductible expenses.

Core Operating Earnings, Core Operating Expenses, Core Operating Expenses to Total Average Assets, Core Diluted EPS, Core Return on Average Assets, and Core Return on Average Equity: The following tables provide a reconciliation of GAAP net income, GAAP diluted EPS, GAAP return on average assets, GAAP return on average shareholders' equity, GAAP non-interest expense and GAAP non-interest expense to total average assets for the three months ended March 31, 2016 and 2015 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core diluted EPS, core return on average assets and average tangible assets, core return on average shareholders' equity, core operating expenses and core operating expenses to total average assets to compare and assess financial results period-over-period.

	Three Months Ended March 31,
	2016	2015
Core Operating Earnings:
Net income, as presented	$8,334	$5,611
Merger and acquisition costs, net of tax(1)	419	653
Core operating earnings	$8,753	$6,264
Core Diluted EPS:
Diluted EPS, as presented	$0.81	$0.75
Non-core transactions impact	0.04	0.09
Core diluted EPS	$0.85	$0.84
Core Return on Average Assets:
Return on average assets, as presented	0.90%	0.82%
Non-core transactions impact	0.04%	0.09%
Core return on average assets	0.94%	0.91%
Core Return on Average Equity:
Return on average equity, as presented	9.07%	9.19%
Non-core transactions impact	0.46%	1.06%
Core return on average equity	9.53%	10.25%
Core Operating Expense and Core Operating Expenses to Total Average Assets:
Non-interest expense, as presented	$22,928	$16,801
Less: merger and acquisition costs	644	735
Core operating expenses	$22,284	$16,066
Total average assets	$3,742,445	$2,784,558
Core operating expense to total average assets (annualized)	2.38%	2.31%
Non-interest expense to total average assets (annualized)	2.45%	2.41%
(1) Assumed 35.0% tax rate for deductible expenses.

EXECUTIVE OVERVIEW

GAAP net income and diluted EPS for the three months ended March 31, 2016 was $8.3 million and $0.81 per share, respectively, representing an increase of 49% and 8%, respectively, over the same period a year ago. The growth in net income reflects our increased earnings capacity as a larger and combined organization since our completion of the acquisition of SBM on October 16, 2015. Core operating earnings(1) and core diluted EPS(1) continue to be financial measures we monitor and measure ourselves against internally as it excludes the impact of non-recurring costs, primarily SBM acquisition-related costs. Core operating earnings for the three months ended March 31, 2016 were $8.8 million, representing an increase of 40% over the same period a year ago, while core diluted EPS increased 1% to $0.85 per share over the same period a year ago. The modest increase in core diluted EPS over the first quarter of 2015 reflects an increase in weighted-average shares outstanding of 2.8 million shares, or 38%, primarily due to the issuance of 2.7 million shares in the fourth quarter of 2015 associated with the SBM acquisition.

For the first quarter of 2016, our focus was largely on executing our remaining integration initiatives to achieve the operational efficiencies we had set out to complete by the end of the second quarter of 2016 to allow us to meet our $11.4 million cost saves target by year-end as a combined organization. In the first quarter of 2016, we closed HPFC's operations, which included terminating its Boston, Massachusetts, office lease agreement and employees, closing the acquired operations center located in Gardiner, Maine, and consolidating two banking centers into one in Portland, Maine.

With the acquisition of SBM, our mortgage banking platform has become an important revenue stream with loan production now in Southern Maine, New Hampshire and Massachusetts. In the first quarter of 2016, we sold $38.9 million of mortgages that resulted in net gains of $819,000 compared to $4.8 million of mortgage sales and net gains of $129,000 for the first quarter of 2015.

Tangible book value per share grew 5% to $26.48 at March 31, 2016 since year-end. The Company's board of directors approved a $0.30 dividend per common share, reflecting a 37% payout ratio, for payment on April 29, 2016.

The financial metrics below for the three months ended March 31, 2016 and 2015 further highlight the favorable trends within our key operating ratios:

	At or For The Three Months Ended March 31,		Change
	2016	2015
Core return on average assets (annualized)(1)	0.94%	0.91%	0.03%
Core return on average tangible equity (annualized)(1)	13.72%	13.10%	0.62%
Efficiency ratio(1)	61.23%	61.97%	(0.74)%
Tangible common equity ratio(1)	7.43%	7.38%	0.05%
Tangible book value per share(1)	$26.48	$27.41	$(0.93)

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for 78% and 76% of total revenues (net interest income and non-interest income) for the three months ended March 31, 2016 and 2015, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

_____________________________________________________________________________________________________
1 This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Net Interest Income - Three Months Ended March 31, 2016 and 2015. Net interest income was $28.5 million on a fully-taxable equivalent basis for the first quarter of 2016 compared to $19.8 million the same period a year ago, representing an increase of $8.7 million, or 44%. The increase was driven by higher average interest-earning assets of $807.2 million, or 31%, due to the acquisition of $615.2 million of loans in the fourth quarter of 2015 as part of the acquisition of SBM as well as strong organic loan growth period-over-period. Our average loan balance for the first quarter of 2016 totaled $2.5 billion, representing an increase of $720.2 million, or 40%, over the first quarter of 2015. Our NIM (fully-taxable equivalent) for the first quarter of 2016 was 3.35% compared to 3.07% for the first quarter of 2015. Our NIM (fully-taxable equivalent) improved period-over-period as our average yield on earning assets for the first quarter of 2016 increased 28 basis points to 3.82% compared to the first quarter of 2015. Our first quarter 2016 NIM (fully-taxable equivalent) benefited from HPFC's higher yielding commercial loans, as well as from certain non-recurring and non-core income transactions, including (i) collections totaling $370,000 of previously charged-off acquired SBM loans, and (ii) accretion of the loan and CD fair value marks created in purchase accounting totaling $1.1 million for the first quarter of 2016. Excluding these transactions, our loan yield and NIM on a fully-taxable equivalent basis for the first quarter of 2016 was 4.13% and 3.18%, respectively.

For the three months ended March 31, 2016, our interest expense associated with deposits and borrowings totaled $4.0 million compared to $3.0 million for the same period of 2015, representing an increase of $1.0 million, or 34%. Our average funding balance increased 33% primarily due to $687.0 million of deposits acquired as part of the SBM acquisition in the fourth quarter of 2015.

The SBM acquisition in the fourth quarter of 2015 improved our interest rate risk position in a rising rate environment due to the level of floating rate loans within the acquired loan portfolio as well as total deposits acquired of $687.0 million. Additionally, we continue to utilize customer loans swaps within our commercial real estate loan portfolio to improve our interest rate risk position in a rising rate environment by swapping fixed rate for variable rate. At March 31, 2016, our total notional on customer loan swaps with our borrowers totaled $159.8 million compared to $142.9 million at December 31, 2015 and $45.8 million at March 31, 2015 (we have matching notional agreements with a counterparty).

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM (fully-taxable equivalent) for the three months ended March 31, 2016 and 2015:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$781,525	$4,251	2.18%	$745,518	$3,978	2.13%
Securities - nontaxable(1)	102,057	1,099	4.31%	51,099	595	4.66%
Loans(2)(3):
Residential real estate	825,022	8,351	4.05%	585,581	6,014	4.11%
Commercial real estate	946,938	10,573	4.42%	652,770	6,958	4.26%
Commercial(1)	277,038	2,789	3.98%	243,068	2,364	3.89%
Municipal(1)	13,409	119	3.58%	10,551	100	3.85%
Consumer	362,636	3,751	4.16%	289,301	2,785	3.91%
HPFC	76,432	1,573	8.14%	—	—	—%
Total loans	2,501,475	27,156	4.32%	1,781,271	18,221	4.10%
Total interest-earning assets	3,385,057	32,506	3.82%	2,577,888	22,794	3.54%
Cash and due from banks	79,606			46,974
Other assets	299,067			180,924
Less: ALL	(21,285)			(21,228)
Total assets	$3,742,445			$2,784,558
Liabilities & Shareholders' Equity
Deposits:
Demand	$345,173	$—	—	$257,161	$—	—
Interest checking	716,941	165	0.09%	480,580	85	0.07%
Savings	450,574	67	0.06%	266,032	38	0.06%
Money market	477,190	468	0.39%	390,568	289	0.30%
Certificates of deposit(3)	508,223	930	0.74%	313,518	721	0.93%
Total deposits	2,498,101	1,630	0.26%	1,707,859	1,133	0.27%
Borrowings:
Brokered deposits	202,163	412	0.82%	225,635	396	0.71%
Subordinated debentures	58,780	851	5.82%	44,037	625	5.75%
Other borrowings	562,228	1,136	0.81%	522,109	860	0.67%
Total borrowings	823,171	2,399	1.17%	791,781	1,881	0.96%
Total funding liabilities	3,321,272	4,029	0.49%	2,499,640	3,014	0.49%
Other liabilities	51,715			37,186
Shareholders' equity	369,458			247,732
Total liabilities & shareholders' equity	$3,742,445			$2,784,558
Net interest income (fully-taxable equivalent)		28,477			19,780
Less: fully-taxable equivalent adjustment		(525)			(346)
Net interest income		$27,952			$19,434
Net interest rate spread (fully-taxable equivalent)			3.33%			3.05%
Net interest margin (fully-taxable equivalent)(3)			3.35%			3.07%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Net interest margin for the first quarter of 2016 was 3.18% excluding the impact of the fair value mark accretion on loans and certificate of deposits generated in purchase accounting and collection of previously charged-off acquired loans totaling $1.5 million for the first quarter of 2016.

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

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Provision for loan losses	$870	$440
Change in reserve for unfunded commitments	2	6
Provision for credit losses	$872	$446

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Service charges on deposit accounts	$1,724	$1,487	$237	16%
Other service charges and fees	2,328	1,510	818	54%
Income from fiduciary services	1,169	1,220	(51)	(4)%
Mortgage banking income, net	808	239	569	238%
Brokerage and insurance commissions	458	449	9	2%
Bank-owned life insurance	422	422	—	—%
Other income	1,008	820	188	23%
Total non-interest income	$7,917	$6,147	$1,770	29%
Non-interest income as a percentage of total revenues(1)	22%	24%
(1) Revenue is defined as the sum of net interest income and non-interest income.
Non-Interest Income - Three Months Ended March 31, 2016 and 2015. The significant changes in non-interest income for the three months ended March 31, 2016 compared to the three months March 31, 2015 are primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•	An increase in service charges on deposit accounts of $237,000 was primary due to the SBM acquisition and the addition of approximately 30,000 customer checking accounts driving higher overdraft fees.

•
An increase in other service charges and fees of $818,000 was primarily due to the SBM acquisition and the addition of approximately 30,000 new customer checking accounts driving an increase in debit card income of $720,000 and 29 ATMs driving higher ATM fees of $57,000.

•
An increase in mortgage banking income of $569,000 was driven by: (i) sale of $38.9 million of mortgages in the first quarter of 2016, which generated net gains on sale of $819,000, compared to $4.8 million of mortgage sales and net gains of $129,000 for the first quarter of 2015; and (ii) higher unrealized gains recorded on interest rate lock commitments of $290,000 due to a significant increase in our loan pipeline at March 31, 2016 compared to March 31, 2015 through the expansion of our mortgage banking business over the past year; partially offset by lower mortgage servicing income of $411,000 driven by higher prepayment activity and higher prepayment speed assumptions resulting in higher MSR amortization and a valuation adjustment. At March 31, 2016, our MSRs of $1.6 million were 0.43% of the respective serviced loan portfolio compared to 0.35% at March 31, 2015.

•
An increase in other income of $188,000 was primarily driven by higher other fees earned due to a larger customer-base from the SBM acquisition, as well as higher income on our customer loan swap program of $34,000 and higher early withdrawal penalties on CDs of $29,000.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Salaries and employee benefits	$11,610	$8,375	$3,235	39%
Furniture, equipment and data processing	2,427	1,923	504	26%
Net occupancy	1,877	1,472	405	28%
Consulting and professional fees	885	591	294	50%
Other real estate owned and collection costs	656	562	94	17%
Regulatory assessments	721	510	211	41%
Amortization of intangible assets	476	287	189	66%
Other expenses	3,632	2,346	1,286	55%
Core operating expenses	22,284	16,066	6,218	39%
Merger and acquisition costs	644	735	(91)	(12)%
Total non-interest expense	$22,928	$16,801	$6,127	36%
Efficiency ratio(1)	61.23%	61.97%
Core operating expense to total average assets (annualized)(1)	2.38%	2.31%

(1)	This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Non-Interest Expense - Three Months Ended March 31, 2016 and 2015. The significant changes in non-interest expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•	An increase in salaries and employee benefits of $3.2 million was driven by an increase of approximately 160 full-time employees due to the SBM acquisition, along with normal merit increases.

•
An increase in furniture, equipment and data processing of $504,000 was driven by higher data processing charges across our key systems totaling $347,000 as our number of customer accounts increased due to the SBM acquisition, as well as higher depreciation expense of $51,000 due to the SBM acquisition.

•	An increase in net occupancy of $405,000 was due to the addition of 24 banking centers due to the SBM acquisition.

•
An increase in other expenses of $1.3 million was driven by incremental costs associated with operating as a larger organization due to the SBM acquisition. These incremental costs included: (i) higher customer mailing costs, ATM surcharge rebates, telephone and communication costs, and travel and entertainment costs of $644,000 due an increase in customers, locations and employees; (ii) higher debit card costs of $303,000 due to an increase in number of transactions; (iii) higher marketing and donation costs of $127,000; and (iv) $90,000 of expense associated with our cash back rewards program that begun in the fourth quarter of 2015 in conjunction with the SBM acquisition.

FINANCIAL CONDITION

Overview
Total assets at March 31, 2016 were $3.8 billion compared to $3.7 billion at December 31, 2015, representing an increase of $53.2 million. The increase in assets was primarily driven by an increase in our investment portfolio of $53.6 million. At March 31, 2016, our investment portfolio represented 24% of total assets compared to 23% at December 31, 2015. Loans (excluding loans held for sale) at March 31, 2016 totaled $2.5 billion, an increase of $2.4 million since December 31, 2015.

Total deposits at March 31, 2016 were $2.7 billion, representing a decrease of $51.5 million since year-end. Core deposits (demand, interest checking, savings and money market) at March 31, 2016 totaled $2.0 billion, representing a decrease of 1% since year-end, which was consistent with the same period a year ago, due to the seasonality and cyclical nature of core deposit flows within our market. Certificates of deposit decreased $34.0 million since year-end, primarily due to the maturity and non-renewal of one significant government account totaling $30.0 million. Total borrowings at March 31, 2016 totaled $659.1 million, representing an increase of $86.7 million since year-end.

Our asset quality at March 31, 2016 remains strong with non-performing loans as a percentage of total loans of 0.80%, representing a decrease of 0.13% since year-end. At March 31, 2016, the ratio of loans 30-89 days past due to total loans was 0.30%, representing a decrease of 0.10% since year-end.

The Company and its wholly-owned subsidiary Camden National Bank continue to maintain risk-based capital ratios in excess of the regulatory levels required for an institution to be considered “well capitalized.” At March 31, 2016, the Company’s total risk-based capital ratio, Tier I risk-based capital ratio, common equity Tier I risk-based capital ratio, and Tier I leverage capital ratio were 13.08%, 11.69%, 10.37%, and 8.42%, respectively.

Total shareholders’ equity at March 31, 2016 was $375.5 million, an increase of $12.3 million, or 14% annualized, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At March 31, 2016, our total holdings in investment securities were $909.6 million, an increase of $53.6 million since December 31, 2015. For the three months ended March 31, 2016, we purchased $70.8 million of debt securities and received proceeds from the maturity of debt securities totaling $28.6 million.

During the three months ended March 31, 2016, we classified all municipal bonds purchased as HTM securities. In total, we purchased $3.9 million of municipal bonds year-to-date. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $66.9 million of securities purchased were a combination of MBS, CMO and subordinated corporate debt securities. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At March 31, 2016, we had a $4.0 million net unrealized gain on our AFS securities, net of tax, compared to a $3.8 million net unrealized loss, net of tax, at December 31, 2015. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

We started purchasing subordinated corporate bonds in December 2015 and continued through the first quarter of 2016, adding $2.5 million to the portfolio. Subordinated corporate bonds are subordinated notes issued by U.S. banks and bank holding companies that meet certain underwriting criteria with coupons ranging from 5.00% to 6.25% and 10 year maturities with call options that can be exercised by the issuer after five years. At March 31, 2016 and December 31, 2015, the fair value of our subordinated corporate bonds was $3.5 million and $996,000, respectively. We have designated our subordinated corporate bond investments as AFS.

The duration of our investment securities portfolio decreased slightly to 3.9 years at March 31, 2016 from 4.0 years at December 31, 2015. This decrease was due to a higher mix of MBS investments purchased in the first quarter of 2016, making up 91% of our total investment purchases. MBS investments have a shorter weighted-average life than the municipal bonds, and, in 2015, a less significant portion of the mix of investment securities purchased were MBS securities. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of March 31, 2016 and concluded that no OTTI existed across our investment portfolio. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company's process and methodology.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 89% of our loan portfolio at March 31, 2016; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. The commercial loan portfolio increased $16.0 million, or 5% annualized, since December 31, 2015, while the retail loan portfolio decreased $13.6 million over the same period. With the ramp-up of our mortgage banking platform over the past year, we continue to sell a significant portion of our residential mortgage production. In the first quarter of 2016, the Company sold $38.9 million of residential mortgage loans and recognized net gains of $819,000, compared to $4.8 million and net gains of $129,000 in the first quarter of 2015. At March 31, 2016, loans held for sale totaled $16.6 million, representing an increase of $5.7 million since December 31, 2015.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015	Change
			($)	(%)
Residential real estate	$811,974	$820,617	$(8,643)	(1)%
Commercial real estate	952,481	927,951	24,530	3%
Commercial	292,064	297,721	(5,657)	(2)%
Consumer and home equity	361,686	366,587	(4,901)	(1)%
HPFC	74,429	77,330	(2,901)	(4)%
Total loans	$2,492,634	$2,490,206	$2,428	1%
Commercial Loan Portfolio	$1,318,974	$1,303,002	$15,972	1%
Retail Loan Portfolio	$1,173,660	$1,187,204	$(13,544)	(1)%
Commercial Portfolio Mix	53%	52%
Retail Portfolio Mix	47%	48%

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	March 31, 2016	December 31, 2015
Non-accrual loans(1):
Residential real estate	$6,275	$7,253
Commercial real estate	3,044	4,529
Commercial	4,128	4,489
Consumer and home equity loans	1,572	2,051
HPFC	357	—
Total non-accrual loans	15,376	18,322
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,594	4,861
Total non-performing loans	19,970	23,183
Other real estate owned	1,228	1,304
Total non-performing assets	$21,198	$24,487
Non-accrual loans to total loans	0.62%	0.74%
Non-performing loans to total loans	0.80%	0.93%
ALL to non-performing loans	106.86%	91.30%
Non-performing assets to total assets	0.56%	0.66%
ALL to non-performing assets	100.67%	86.44%

(1)	Non-accrual loan balances are presented net of the unamortized fair value mark discount associated with the purchase accounting for acquired loans.

Our non-performing assets to total assets ratio at March 31, 2016 was 0.56%, representing a decrease of 10 basis points since year-end. The decrease in non-performing assets period-over-period was driven by the decrease in non-accrual loans. At March 31, 2016, non-accrual loans totaled $15.4 million, representing a decrease of $2.9 million since year-end. The decrease in non-accrual loans in the first quarter of 2016 was primarily driven by liquidation and auction activity.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2016, potential problem loans amounted to $3.8 million, or 0.15% of total loans, compared to $649,000, or 0.03% of total loans, at December 31, 2015.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31, 2016	December 31, 2015
Accruing loans 30-89 days past due:
Residential real estate	$1,109	$3,590
Commercial real estate	4,201	4,295
Commercial	667	637
Consumer and home equity loans	808	1,255
HPFC	624	165
Total accruing loans 30-89 days past due	$7,409	$9,942
Accruing loans 30-89 days past due to total loans	0.30%	0.40%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31,
	2016	2015	2015
ALL at the beginning of the period	$21,166	$21,116	$21,116
Provision for loan losses	870	440	1,938
Charge-offs:
Residential real estate loans	210	113	801
Commercial real estate	222	55	481
Commercial loans	226	159	655
Consumer and home equity loans	143	97	679
HPFC	—	—	—
Total loan charge-offs	801	424	2,616
Recoveries:
Residential real estate loans	40	3	55
Commercial real estate loans	9	10	74
Commercial loans	52	104	389
Consumer and home equity loans	3	16	210
HPFC	—	—	—
Total loan recoveries	104	133	728
Net charge-offs	697	291	1,888
ALL at the end of the period	$21,339	$21,265	$21,166
Components of allowance for credit losses:
Allowance for loan losses	$21,339	$21,265	$21,166
Liability for unfunded credit commitments	24	23	22
Balance of allowance for credit losses at end of the period	$21,363	$21,288	$21,188
Total loans, excluding loans held for sale	$2,492,634	$1,769,815	$2,490,206
Average loans	$2,501,475	$1,781,271	$1,948,621
Net charge-offs (annualized) to average loans	0.11%	0.07%	0.10%
Provision for loan losses (annualized) to average loans	0.14%	0.10%	0.10%
ALL to total loans	0.86%	1.20%	0.85%
ALL to net charge-offs (annualized)	765.39%	1,826.89%	1,122.25%

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

For the three months ended March 31, 2016, we provided $870,000 of provision expense to the ALL compared to $440,000 for the same period for 2015, respectively. The increase in the provision for loan losses was driven by: (i) elevated net charge-offs in the first quarter of 2016 compared to the first quarter of 2015 of $406,000, which drove an increase in our net charge-offs (annualized) to average loans ratio of four basis points period-over-period; and (ii) the migration of performing loans to classified in the first quarter of 2016. At March 31, 2016, loans classified as special mention (risk rated 7) totaled $43.5 million, representing an increase of $8.7 million since year-end.

We believe the ALL of $21.3 million, or 0.86% of total loans and 106.86% of total non-performing loans, at March 31, 2016 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at March 31, 2016 were $2.7 billion, representing a decrease of $51.5 million, or 2%, since year-end. Core deposits (demand, interest checking, savings and money market) at March 31, 2016 totaled $2.0 billion, representing a decrease of 1% since year-end, which was consistent with the same period a year ago, due to the seasonality and cyclical nature of core deposit flows within our market. CDs decreased $34.0 million, or 7%, since year-end, primarily due to the maturity and non-renewal of one significant government account totaling $30.0 million.

Total borrowings at March 31, 2016 were $659.1 million, representing an increase of $86.7 million, or 15%, since December 31, 2015. The increase in borrowings was due to an increase in FHLBB overnight and short-term advances of $62.3 million due to the aforementioned decrease in deposits.

Shareholders' Equity. Total shareholders' equity at March 31, 2016 was $375.5 million, representing an increase of $12.3 million, or 3%, since December 31, 2015. The increase was largely due to net income of $8.3 million for the first quarter of 2016 and an increase in unrealized gains on AFS securities of $7.8 million due to change in interest rates for the three months ended March 31, 2016, partially offset by dividends declared in the first quarter of 2016 of $3.1 million.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31, 2015
	2016	2015
Return on average assets	0.90%	0.82%	0.70%
Return on average equity	9.07%	9.19%	7.54%
Average equity to average assets	9.87%	8.90%	9.26%
Dividend payout ratio	37.07%	39.73%	50.60%
Book value per share	$36.55	$33.85	$35.54
Tangible book value per share(1)	$26.48	$27.41	$25.33
Dividends declared per share	$0.30	$0.30	$1.20
(1) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2016 and December 31, 2015, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans; investments and mortgage-backed securities, of which the fair value at March 31, 2016 of investment securities designated as AFS, were in an unrealized gain position and were not pledged as collateral totaled $231.5 million; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2016, average deposits (excluding brokered deposits) of $2.5 billion increased $790.2 million, or 46%, compared to the first quarter of 2015. Average core deposits of $1.9 billion for the three months ended March 31, 2016 increased $595.5 million, or 43%, compared to the first quarter of 2015 was due to organic growth, as well as the acquired deposits (excluding brokered deposits) and core deposits in connection with the SBM acquisition of $687.0 million and $497.4 million, respectively, on October 16, 2015. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, totaled $70.0 million at March 31, 2016. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2016 average total borrowings (including brokered deposits) increased $31.4 million to $823.2 million compared to the first quarter of 2015. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $65.6 million as of March 31, 2016. We had no outstanding balances on these lines of credit at March 31, 2016. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2016. We had no outstanding balance on these lines of credit at March 31, 2016.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $375.5 million, $363.2 million and $251.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, which amounted to 10%, 10% and 9%, respectively, of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2015.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $3.1 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in dividends declared in the first quarter of 2016 of $894,000 compared to the first quarter of 2015 was due to the increase in common shares outstanding in connection with the SBM acquisition for which 2.7 million shares were issued. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $4.8 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At March 31, 2016 and December 31, 2015, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2016, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
(Dollars in Thousands)	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Letters of credit	$4,218	$4,218	$—	$—	$—
Commercial commitment letters	78,875	78,875	—	—	—
Residential loan origination	31,554	31,554	—	—	—
Home equity line of credit commitments	484,537	196,614	29,573	25,016	233,334
Other commitments to extend credit	534	534	—	—	—
Total	$599,718	$311,795	$29,573	$25,016	$233,334

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At March 31, 2016, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$7,653	$1,573	$2,450	$1,525	$2,105
Capital leases	1,285	126	253	253	653
FHLBB borrowings - overnight	30,600	30,600	—	—	—
FHLBB borrowings - advances	329,500	299,500	20,000	10,000	—
Retail repurchase agreements	209,426	209,426	—	—	—
Commercial repurchase agreements	30,041	30,041	—	—
Subordinated debentures	58,638	—	—	—	58,638
Other contractual obligations	2,190	2,190	—	—	—
Total	$669,333	$573,456	$22,703	$11,778	$61,396

Borrowings from the FHLBB consist of short- and long-term fixed- and variable-rate borrowings and are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain pledged investment securities and other qualified assets. We have an obligation and commitment to repay all borrowings and debentures. These commitments, borrowings, subordinated debentures and the related payments are made during the normal course of business.

Derivatives

Hedge Instruments: From time to time, we may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased.

At March 31, 2016 and December 31, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. At March 31, 2016 and December 31, 2015, the interest rate swaps were in a loss position of $11.9 million and $9.2 million, respectively, and were recorded as a liability within our consolidated statements of condition.

At March 31, 2016 and December 31, 2015, we had $50.0 million of notional on two tranches of forecasted 30-day FHLBB advances. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. We entered into these forecasted interest rate swaps to mitigate our interest rate exposure on borrowings in a rising interest rate environment. At March 31, 2016 and December 31, 2015, the forecasted interest rate swaps were in a loss position of $1.1 million and $576,000 and were recorded as a liability within our consolidated statements of condition.

Refer to Note 11 of the consolidated financial statements for further details.

Customer Loan Swaps: In our normal course lending with commercial real estate customers, we will enter into interest rate swaps with qualifying commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously entering into an arrangement with a counterparty to swap the long-term fixed rate loan to variable rate to allow us to effectively manage our interest rate exposure. Unlike the aforementioned cash flow hedges above, these arrangements are not designated as hedges and provide little risk to us as the interest rate swap agreements have substantially equivalent and offsetting terms. We mitigate our commercial customer counterparty credit risk exposure through our loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. We mitigate our institutional counterparty credit risk exposure by limiting the institutions for which we will enter into interest swap arrangements through an approved listing by the Company's board of directors.

At March 31, 2016 and December 31, 2015, we had a notional amount of $159.8 million and $142.9 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan swap program. At March 31, 2016 and December 31, 2015, the fair value of these arrangements were $9.4 million and $3.2 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

Refer to Note 11 of the consolidated financial statements for further details.

Interest Rate Locks: As part of our normal mortgage origination process, we provide potential borrowers with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to interest rate risk as market rates fluctuate. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a "best-efforts" basis, with certain approved investors.

At March 31, 2016 and December 31, 2015, we had a notional amount of $34.2 million and $20.7 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline. At March 31, 2016 and December 31, 2015, the fair value of our interest rate locks was $431,000 and $139,000, respectively, and was recorded as assets on our consolidated statements of condition. For the three months ended March 31, 2016 and 2015, we recorded unrealized gains on these interest rate lock commitments of $292,000 and $2,000, respectively, within mortgage banking income (net) on the consolidated statements of income.

Refer to Note 11 of the consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss to earnings, capital and the economic values of certain assets and liabilities arising from adverse changes to interest rates, foreign currency exchange rates, and equity prices. Our only significant market risk exposure is changes in interest rates. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by the Bank’s board of directors, and are reviewed and approved annually. The Board ALCO delegates responsibility for carrying out the asset/liability management policies to Management ALCO. In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated interest rate risk sensitivity, policy limits and overall market interest rate levels/trends. Management ALCO and Board ALCO jointly meet on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks. Management ALCO manages interest rate risk by using two risk measurement techniques: (i) simulation of net interest income and (ii) simulation of economic value of equity. These measures are complementary and provide for both short and long-term risk profiles of the Company.

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

The simulation model captures the impact of changing interest rates, interest rate indices and spreads, rate caps and floors on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. The simulation of net interest income also requires a number of key assumptions such as: (i) no balance sheet growth, (ii) the future balance sheet mix, including prepayment assumptions for loans and securities projected under each rate scenario, (iii) new business loan rates that are based on recent origination experience, (iv) deposit pricing beta assumptions, and (v) non-maturity decay rate estimates. These assumptions can be inherently uncertain, and, as a result, actual results may differ from the simulation forecasts due to the timing, magnitude and frequency of rate changes, future business conditions and unanticipated changes in management strategies. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would results in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

As of March 31, 2016 and 2015, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2016	March 31, 2015
Year 1
+200 basis points	(2.58)%	(5.73)%
-100 basis points	(1.48)%	(0.88)%
Year 2
+200 basis points	0.54%	(6.12)%
-100 basis points	(7.86)%	(6.21)%

The most significant factors affecting the changes in market risk exposure at March 31, 2016 compared to March 31, 2015 were the acquisition of SBM, which increased the mix of variable rate loans and increased core deposits, and an increase in back-to-back loan swaps. If rates remain at or near current levels, net interest income is projected to be virtually flat as loan rates have repriced to current rates and the cost of funds remains unchanged. Beyond the first year, net interest income increases slightly. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while the cost of funds remains flat. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, net interest income is projected to increase as loans and investments continue to reprice/reset into higher yields while the cost of funds lag. At this point, the Company's balance sheet becomes asset sensitive. In years three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base.

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

	Economic Value of Equity
	March 31, 2016	March 31, 2015
+200 basis points	9.23%	8.47%
+100 basis points	9.50%	9.01%
Base	9.56%	9.44%
-100 basis points	8.42%	9.49%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At March 31, 2016, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest rate swap agreements related to our short-term funding and $159.8 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Commission on March 12, 2014).
10.1+	Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 29, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
XBRL (Extensible Business Reporting Language)

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 6, 2016
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	May 6, 2016
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer