Form 10-Q
period 2016-06-30
CAMDEN NATIONAL CORP
filed 2016-08-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Outstanding at August 2, 2016:  Common stock (no par value) 10,281,163 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Number of Shares)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$96,443	$79,488
Securities:
Available-for-sale securities, at fair value	799,526	750,338
Held-to-maturity securities, at amortized cost	93,609	84,144
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	28,854	21,513
Total securities	921,989	855,995
Loans held for sale	22,928	10,958
Loans	2,585,300	2,490,206
Less: allowance for loan losses	(23,717)	(21,166)
Net loans	2,561,583	2,469,040
Goodwill	94,697	95,657
Other intangible assets	7,715	8,667
Bank-owned life insurance	77,352	59,917
Premises and equipment, net	44,299	45,959
Deferred tax assets	34,559	39,716
Interest receivable	8,757	7,985
Other real estate owned	855	1,304
Other assets	39,209	34,658
Total assets	$3,910,386	$3,709,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$381,323	$357,673
Interest checking	752,036	740,084
Savings and money market	940,577	912,668
Certificates of deposit	493,488	516,867
Brokered deposits	206,063	199,087
Total deposits	2,773,487	2,726,379
Federal Home Loan Bank advances	45,000	55,000
Other borrowed funds	586,799	458,763
Subordinated debentures	58,677	58,599
Accrued interest and other liabilities	61,567	47,413
Total liabilities	3,525,530	3,346,154
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 10,281,113 and 10,220,478 shares as of June 30, 2016 and December 31, 2015, respectively	154,574	153,083
Retained earnings	234,290	222,329
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities, net of tax	7,347	(3,801)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(9,384)	(6,374)
Net unrecognized losses on postretirement plans, net of tax	(1,971)	(2,047)
Total accumulated other comprehensive loss	(4,008)	(12,222)
Total shareholders’ equity	384,856	363,190
Total liabilities and shareholders’ equity	$3,910,386	$3,709,344
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Number of Shares and Per Share Data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$27,706	$19,342	$54,722	$37,426
Interest on U.S. government and sponsored enterprise obligations	4,016	3,717	8,006	7,589
Interest on state and political subdivision obligations	711	493	1,425	880
Interest on federal funds sold and other investments	342	105	603	210
Total interest income	32,775	23,657	64,756	46,105
Interest Expense
Interest on deposits	2,109	1,544	4,151	3,073
Interest on borrowings	1,313	847	2,449	1,707
Interest on subordinated debentures	849	631	1,700	1,256
Total interest expense	4,271	3,022	8,300	6,036
Net interest income	28,504	20,635	56,456	40,069
Provision for credit losses	2,852	254	3,724	700
Net interest income after provision for credit losses	25,652	20,381	52,732	39,369
Non-Interest Income
Service charges on deposit accounts	1,833	1,593	3,557	3,080
Other service charges and fees	2,331	1,584	4,659	3,094
Mortgage banking income, net	1,706	346	2,514	585
Income from fiduciary services	1,342	1,328	2,511	2,548
Bank-owned life insurance	892	402	1,314	824
Brokerage and insurance commissions	517	502	975	951
Net gain on sale of securities	4	—	4	—
Other income	1,927	555	2,935	1,375
Total non-interest income	10,552	6,310	18,469	12,457
Non-Interest Expense
Salaries and employee benefits	11,999	8,484	23,590	16,859
Furniture, equipment and data processing	2,381	1,902	4,808	3,825
Net occupancy costs	1,790	1,239	3,667	2,711
Consulting and professional fees	982	673	1,867	1,264
Regulatory assessments	774	511	1,495	1,021
Other real estate owned and collection costs	496	449	1,152	1,011
Amortization of intangible assets	476	287	952	574
Merger and acquisition costs	177	128	821	863
Other expenses	3,255	2,484	6,887	4,830
Total non-interest expense	22,330	16,157	45,239	32,958
Income before income taxes	13,874	10,534	25,962	18,868
Income Taxes	4,258	3,341	7,700	6,064
Net Income	$9,616	$7,193	$18,262	$12,804

Per Share Data
Basic earnings per share	$0.93	$0.97	$1.77	$1.72
Diluted earnings per share	$0.92	$0.96	$1.76	$1.71
Weighted average number of common shares outstanding	10,276,876	7,446,156	10,268,440	7,438,626
Diluted weighted average number of common shares outstanding	10,327,374	7,467,365	10,315,245	7,459,464

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net Income	$9,616	$7,193	$18,262	$12,804
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of ($1,821), $2,138, ($6,004) and ($74), respectively	3,382	(3,970)	11,151	138
Net reclassification adjustment for gains included in net income, net of tax of $1, $0, $1 and $0, respectively(1)	(3)	—	(3)	—
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,379	(3,970)	11,148	138
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of $705, ($857), $1,966, and ($106), respectively	(1,309)	1,591	(3,652)	196
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($218), ($55), ($345) and ($175), respectively(2)	404	103	642	326
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	(905)	1,694	(3,010)	522
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($21), ($20), ($42) and ($41), respectively(3)	38	39	76	77
Other comprehensive income (loss)	2,512	(2,237)	8,214	737
Comprehensive Income	$12,128	$4,956	$26,476	$13,541
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in interest on subordinated debentures.
(3) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2014	7,426,222	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	12,804	—	12,804
Other comprehensive income, net of tax	—	—	—	737	737
Stock-based compensation expense	—	410	—	—	410
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	23,423	375	—	—	375
Equity issuance costs	—	(421)	—	—	(421)
Cash dividends declared ($0.60 per share)	—	—	(4,474)	—	(4,474)
Balance at June 30, 2015	7,449,645	$41,919	$220,309	$(7,688)	$254,540

Balance at December 31, 2015	10,220,478	$153,083	$222,329	$(12,222)	$363,190
Cumulative effect adjustment (Note 14)	—	72	(72)	—	—
Net income	—	—	18,262	—	18,262
Other comprehensive income, net of tax	—	—	—	8,214	8,214
Stock-based compensation expense	—	1,042	—	—	1,042
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	60,635	377	—	—	377
Cash dividends declared ($0.60 per share)	—	—	(6,229)	—	(6,229)
Balance at June 30, 2016	10,281,113	$154,574	$234,290	$(4,008)	$384,856

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In Thousands)	2016	2015
Operating Activities
Net Income	$18,262	$12,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,724	700
Depreciation expense	2,456	1,446
Purchase accounting accretion, net	(3,073)	(182)
Investment securities amortization, net	1,405	1,049
Stock-based compensation expense	1,042	410
Amortization of intangible assets	952	574
Net gain on sale of investment securities	(4)	—
Net increase in other real estate owned valuation allowance and (gain) loss on disposition	(152)	216
Originations of mortgage loans held for sale	(107,026)	(13,949)
Proceeds from the sale of mortgage loans	97,375	12,833
Gain on sale of mortgage loans	(2,166)	(292)
Decrease (increase) in other assets	6,509	(896)
Decrease in other liabilities	(2,254)	(57)
Net cash provided by operating activities	17,050	14,656
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	65,544	76,042
Purchase of available-for-sale securities	(98,728)	(56,005)
Purchase of held-to-maturity securities	(9,718)	(36,334)
Net increase in loans	(93,709)	(36,747)
Purchase of bank-owned life insurance, net of death benefit proceeds	(16,122)	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(7,341)	(10)
Proceeds from the sale of other real estate owned	633	2,268
Recoveries of previously charged-off loans	254	285
Purchase of premises and equipment	(866)	(1,117)
Proceeds from the sale of premises and equipment	90	—
Net cash used by investing activities	(159,963)	(51,618)
Financing Activities
Net increase in deposits	47,605	49,085
Repayments on Federal Home Loan Bank long-term advances	(10,000)	(10,038)
Net increase (decrease) in other borrowed funds	128,071	(2,883)
Equity issuance costs	—	(421)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	377	375
Cash dividends paid on common stock	(6,185)	(4,474)
Net cash provided by financing activities	159,868	31,644
Net increase (decrease) in cash and cash equivalents	16,955	(5,318)
Cash and cash equivalents at beginning of period	79,488	60,813
Cash and cash equivalents at end of period	$96,443	$55,495
Supplemental information
Interest paid	$7,800	$3,040
Income taxes paid	103	4,350
Transfer from loans to other real estate owned	32	1,548
Held-to-maturity securities purchased but unsettled	—	3,888
Measurement-period adjustments	960	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2016 and December 31, 2015, the consolidated statements of income for the three and six months ended June 30, 2016 and 2015, the consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and six months ended June 30, 2016 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2015 Annual Report on Form 10-K.

The defined terms, acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
AFS:	Available-for-sale	LIBOR:	London Interbank Offered Rate
ALCO:	Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
ALL:	Allowance for loan losses	Management ALCO:	Management Asset/Liability Committee
AOCI:	Accumulated other comprehensive income (loss)	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
ASU:	Accounting Standards Update	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSHA:	Maine State Housing Authority
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	NRV:	Net realizable value
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CSV:	Cash surrender value	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructured loan
FHLB:	Federal Home Loan Bank	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLBB:	Federal Home Loan Bank of Boston	U.S.:	United States of America
FRB:	Federal Reserve Bank	USD:	United States Dollar
Freddie Mac:	Federal Home Loan Mortgage Corporation	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
HTM:	Held-to-maturity

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$9,616	$7,193	$18,262	$12,804
Dividends and undistributed earnings allocated to participating securities(1)	(49)	(23)	(81)	(40)
Net income available to common shareholders	$9,567	$7,170	$18,181	$12,764
Weighted-average common shares outstanding for basic EPS	10,276,876	7,446,156	10,268,440	7,438,626
Dilutive effect of stock-based awards(2)	50,498	21,209	46,805	20,838
Weighted-average common and potential common shares for diluted EPS	10,327,374	7,467,365	10,315,245	7,459,464
Earnings per common share:
Basic EPS	$0.93	$0.97	$1.77	$1.72
Diluted EPS	$0.92	$0.96	$1.76	$1.71
Awards excluded from the calculation of diluted EPS(3):
Stock options	12,250	15,250	12,250	15,250
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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,975	$156	$—	$5,131
Obligations of states and political subdivisions	9,765	279	—	10,044
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	461,493	9,117	(139)	470,471
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	305,878	3,064	(1,330)	307,612
Subordinated corporate bonds	5,481	142	—	5,623
Total AFS debt securities	787,592	12,758	(1,469)	798,881
Equity securities	632	13	—	645
Total AFS securities	$788,224	$12,771	$(1,469)	$799,526
HTM Securities:
Obligations of states and political subdivisions	$93,609	$4,086	$(3)	$97,692
Total HTM securities	$93,609	$4,086	$(3)	$97,692
December 31, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,971	$69	$—	$5,040
Obligations of states and political subdivisions	17,355	339	—	17,694
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,429	3,474	(3,857)	419,046
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	312,719	409	(6,271)	306,857
Subordinated corporate bonds	1,000	—	(4)	996
Total AFS debt securities	755,474	4,291	(10,132)	749,633
Equity securities	712	2	(9)	705
Total AFS securities	$756,186	$4,293	$(10,141)	$750,338
HTM Securities:
Obligations of states and political subdivisions	$84,144	$1,564	$(61)	$85,647
Total HTM securities	$84,144	$1,564	$(61)	$85,647

Net unrealized gains on AFS securities at June 30, 2016 included in AOCI amounted to $7.3 million, net of a deferred tax liability of $4.0 million. Net unrealized losses on AFS securities at December 31, 2015 included in AOCI amounted to $3.8 million, net of a deferred tax benefit of $2.0 million.

During the first six months of 2016, the Company purchased investment securities totaling $108.4 million. The Company designated $98.7 million as AFS securities and $9.7 million as HTM securities.

During the first six months of 2015, the Company purchased investment securities totaling $96.2 million. The Company designated $56.0 million as AFS securities and $40.2 million as HTM securities.

Impaired Securities
Management periodically reviews the Company’s investment portfolio to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, and recoverability of invested amount over a reasonable period of time, and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the cost basis of the security is permanently reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2016 and December 31, 2015, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$1	$—	$33,618	$(139)	$33,619	$(139)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	1,930	(8)	94,005	(1,322)	95,935	(1,330)
Total AFS securities	$1,931	$(8)	$127,623	$(1,461)	$129,554	$(1,469)
HTM Securities:
Obligations of states and political subdivisions	$423	$(3)	$—	$—	$423	$(3)
Total HTM securities	$423	$(3)	$—	$—	$423	$(3)
December 31, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$234,897	$(2,351)	$45,629	$(1,506)	$280,526	$(3,857)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	111,143	(1,068)	147,180	(5,203)	258,323	(6,271)
Subordinated corporate bonds	996	(4)	—	—	996	(4)
Equity Securities	615	(9)	—	—	615	(9)
Total AFS securities	$347,651	$(3,432)	$192,809	$(6,709)	$540,460	$(10,141)
HTM Securities:
Obligations of states and political subdivisions	$5,507	$(61)	$—	$—	$5,507	$(61)
Total HTM securities	$5,507	$(61)	$—	$—	$5,507	$(61)

At June 30, 2016 and December 31, 2015, the Company held 20 and 110 investment securities with a fair value of $130.0 million and $546.1 million with unrealized losses totaling $1.5 million and $10.2 million, respectively, that were considered temporary. Of these, the Company had 19 MBS and CMO investments with a fair value of $129.6 million that were in an unrealized loss position totaling $1.5 million at June 30, 2016 and 28 MBS and CMO investments with a fair value of $192.8 million that were in an unrealized loss position totaling $6.7 million at December 31, 2015 for 12 months or more. The unrealized loss was reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At June 30, 2016 and December 31,

2015, gross unrealized losses on the Company's AFS and HTM securities were 0% and 2%, respectively, of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2016 until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales of securities	$84	$—	$84	$—
Gross realized gains	4	—	4	—
Gross realized losses	—	—	—	—

For the three and six months ended June 30, 2016, the Company sold certain AFS securities with a total carrying value of $84,000 and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold. The Company did not sell any securities during the three and six months ended June 30, 2015.

The cost basis of securities sold is measured on a specific identification basis.

FHLBB and FRB Stock
As of June 30, 2016 and December 31, 2015, the Company's investment in FHLBB stock was $23.5 million and $20.6 million, respectively. As of June 30, 2016 and December 31, 2015, the Company's investment in FRB stock was $5.4 million and $908,000, respectively.

Securities Pledged
At June 30, 2016 and December 31, 2015, securities with an amortized cost of $549.3 million and $577.6 million and estimated fair values of $555.9 million and $570.9 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,430	$1,441
Due after one year through five years	107,452	109,501
Due after five years through ten years	101,018	104,203
Due after ten years	577,692	583,736
	$787,592	$798,881
HTM Securities
Due after one year through five years	$2,189	$2,247
Due after five years through ten years	4,587	4,726
Due after ten years	86,833	90,719
	$93,609	$97,692

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Residential real estate(1)	$801,965	$821,074
Commercial real estate(1)	1,018,643	927,951
Commercial(1)	336,114	297,721
Home equity(1)	340,623	348,634
Consumer(1)	17,732	17,953
HPFC(1)	70,532	77,243
Deferred loan fees, net	(309)	(370)
Total loans	$2,585,300	$2,490,206

(1)
The loan balances are presented net of the unamortized fair value mark discount associated with the purchase accounting for acquired loans of $10.4 million and $13.1 million at June 30, 2016 and December 31, 2015, respectively.

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

The HPFC loan portfolio consists of niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. Unlike the Bank's loan portfolio, there is, generally, little to no indication of credit quality issues and/or concerns of borrowers honoring their commitments until a payment is delinquent. Generally, once a payment is delinquent, if the payment is not received shortly thereafter to bring the loan current, the loan is deemed impaired (typically within 45 days). Effective February 19, 2016, the Company closed HPFC's operations and is no longer originating loans.

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

There were no significant changes in the Company's ALL methodology during the six months ended June 30, 2016.

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

The following tables present the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Three and Six Months Ended June 30, 2016
ALL for the three months ended:
Beginning balance	$4,516	$10,380	$3,298	$2,622	$182	$341	$—	$21,339
Loans charged off	(19)	(19)	(203)	(57)	(26)	(302)	—	(626)
Recoveries	31	34	82	1	2	—	—	150
Provision (credit)(1)	(97)	1,164	1,381	380	35	(9)	—	2,854
Ending balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$—	$23,717
ALL for the six months ended:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans charged off	(229)	(241)	(429)	(185)	(41)	(302)	—	(1,427)
Recoveries	71	43	134	2	4	—	—	254
Provision(1)	44	1,325	1,612	398	37	308	—	3,724
Ending balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$—	$23,717
ALL balance attributable to loans:
Individually evaluated for impairment	$497	$29	$1,400	$89	$—	$—	$—	$2,015
Collectively evaluated for impairment	3,934	11,530	3,158	2,857	193	30	—	21,702
Total ending ALL	$4,431	$11,559	$4,558	$2,946	$193	$30	$—	$23,717
Loans:
Individually evaluated for impairment	$4,926	$2,340	$3,461	$503	$7	$—	$—	$11,237
Collectively evaluated for impairment	795,630	1,015,437	333,056	341,478	17,811	70,651	—	2,574,063
Total ending loans balance	$800,556	$1,017,777	$336,517	$341,981	$17,818	$70,651	$—	$2,585,300
For The Three and Six Months Ended June 30, 2015
ALL for the three months ended:
Beginning balance	$4,835	$8,234	$3,427	$2,247	$270	$—	$2,252	$21,265
Loans charged off	(179)	(48)	(84)	(152)	(11)	—	—	(474)
Recoveries	17	54	78	—	3	—	—	152
Provision (credit)(1)	16	(80)	(106)	49	6	—	366	251
Ending balance	$4,689	$8,160	$3,315	$2,144	$268	$—	$2,618	$21,194
ALL for the six months ended:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(292)	(103)	(243)	(241)	(19)	—	—	(898)
Recoveries	20	64	182	5	14	—	—	285
Provision (credit)(1)	62	248	22	133	(8)	—	234	691
Ending balance	$4,689	$8,160	$3,315	$2,144	$268	$—	$2,618	$21,194
ALL balance attributable to loans:
Individually evaluated for impairment	$724	$240	$136	$89	$78	$—	$—	$1,267
Collectively evaluated for impairment	3,965	7,920	3,179	2,055	190	—	2,618	19,927
Total ending ALL	$4,689	$8,160	$3,315	$2,144	$268	$—	$2,618	$21,194
Loans:
Individually evaluated for impairment	$5,562	$3,034	$800	$986	$157	$—	$—	$10,539
Collectively evaluated for impairment	581,682	657,101	261,387	280,071	16,227	—	—	1,796,468
Total ending loans balance	$587,244	$660,135	$262,187	$281,057	$16,384	$—	$—	$1,807,007

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2015
ALL:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,888	153	821	44	24	(2,384)	1,938
Ending balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
ALL balance attributable to loans:
Individually evaluated for impairment	$544	$644	$92	$89	$—	$—	$—	$1,369
Collectively evaluated for impairment	4,001	9,788	3,149	2,642	193	24	—	19,797
Total ending ALL	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$6,026	$4,610	$3,937	$588	$74	$—	$—	$15,235
Collectively evaluated for impairment	814,591	923,341	293,784	348,046	17,879	77,330	—	2,474,971
Total ending loans balance	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At June 30, 2016 and 2015, and December 31, 2015, the reserve for unfunded commitments was $22,000, $26,000 and $22,000, respectively.

The following table reconciles the three and six months ended June 30, 2016 and 2015, and year ended December 31, 2015 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
Provision for loan losses	$2,854	$251	$3,724	$691	$1,938
Change in reserve for unfunded commitments	(2)	3	—	9	(2)
Provision for credit losses	$2,852	$254	$3,724	$700	$1,936

The provision for loan losses for the three and six months ended June 30, 2016 increased $2.6 million and $3.0 million, respectively, compared to the three and six months ended June 30, 2015. The increase was driven by (i) the increase in loans (excluding loans held for sale) of $778.3 million since June 30, 2015, of which $615.4 million the Company acquired as part of the SBM acquisition in the fourth quarter of 2015, as well as (ii) the deterioration of one commercial real estate and one commercial credit in the second quarter of 2016 accounting for $2.3 million of the provision for loan losses for the three and six months ended June 30, 2016. The Company placed the commercial real estate loan totaling $11.7 million on non-accrual status in the second quarter of 2016, and the commercial loan was previously on non-accrual status. The Company believes that the credit deterioration of these two credits were driven by specific facts and circumstances of the borrowers and does not represent a systemic issue across its commercial real estate or commercial loan portfolios.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by Credit Risk Administration. As of June 30, 2016, the non-residential building operators industry exposure was 12% of the Company's total loan portfolio and 30% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2016.

 To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial, commercial real estate, residential real estate, and HPFC loans are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
June 30, 2016
Pass (Grades 1-6)	$785,673	$957,457	$322,590	$—	$—	$68,497	$2,134,217
Performing	—	—	—	340,370	17,814	—	358,184
Special Mention (Grade 7)	3,025	18,087	8,043	—	—	302	29,457
Substandard (Grade 8)	11,858	42,233	5,884	—	—	1,852	61,827
Non-performing	—	—	—	1,611	4	—	1,615
Total	$800,556	$1,017,777	$336,517	$341,981	$17,818	$70,651	$2,585,300
December 31, 2015
Pass (Grades 1-6)	$802,873	$868,664	$281,553	$—	$—	$70,173	$2,023,263
Performing	—	—	—	346,701	17,835	—	364,536
Special Mention (Grade 7)	3,282	20,732	7,527	—	—	3,179	34,720
Substandard (Grade 8)	14,462	38,555	8,641	—	—	3,978	65,636
Non-performing	—	—	—	1,933	118	—	2,051
Total	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$2,490,206

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2016
Residential real estate	$1,862	$456	$3,592	$5,910	$794,646	$800,556	$—	$4,697
Commercial real estate	1,519	12,516	1,726	15,761	1,002,016	1,017,777	—	13,752
Commercial	3,296	78	756	4,130	332,387	336,517	—	3,539
Home equity	941	161	1,289	2,391	339,590	341,981	—	1,611
Consumer	13	—	7	20	17,798	17,818	—	4
HPFC	687	188	222	1,097	69,554	70,651	112	110
Total	$8,318	$13,399	$7,592	$29,309	$2,555,991	$2,585,300	$112	$23,713
December 31, 2015
Residential real estate	$3,325	$571	$6,077	$9,973	$810,644	$820,617	$—	$7,253
Commercial real estate	4,219	2,427	1,584	8,230	919,721	927,951	—	4,529
Commercial	267	550	1,002	1,819	295,902	297,721	—	4,489
Home equity	643	640	1,505	2,788	345,846	348,634	—	1,933
Consumer	112	7	118	237	17,716	17,953	—	118
HPFC	165	—	—	165	77,165	77,330	—	—
Total	$8,731	$4,195	$10,286	$23,212	$2,466,994	$2,490,206	$—	$18,322

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $240,000, $424,000, $129,000 and $272,000 for the three and six months ended June 30, 2016 and 2015, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Residential real estate	21	22	$3,273	$3,398	$497	$544
Commercial real estate	3	6	1,024	1,459	—	48
Commercial	7	9	316	399	—	11
Home equity	1	1	19	21	—	—
Total	32	38	$4,632	$5,277	$497	$603

At June 30, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.5 million and $147,000, respectively. At December 31, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $446,000, respectively. As of June 30, 2016 and December 31, 2015, the Company did not have any commitments to lend additional funds to borrowers with loans classified as TDRs.

There were no loan modifications that occurred during the six months ended June 30, 2016 or 2015 that qualify as TDRs.

For the six months ended June 30, 2016 and 2015, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for three and six months ended June 30, 2016 and 2015, and as of and for the year-ended December 31, 2015:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2016:
With an allowance recorded:
Residential real estate	$3,067	$3,067	$497	$3,156	$25	$3,137	$52
Commercial real estate	99	99	29	1,256	—	847	—
Commercial	2,744	2,744	1,400	239	—	633	—
Home equity	303	303	89	303	—	309	—
Consumer	—	—	—	—	—	(11)	—
HPFC	—	—	—	256	—	128	—
Ending balance	6,213	6,213	2,015	5,210	25	5,043	52
Without an allowance recorded:
Residential real estate	1,859	2,347	—	3,071	4	2,547	4
Commercial real estate	2,241	2,765	—	2,655	23	2,475	25
Commercial	717	814	—	3,978	(3)	3,281	8
Home equity	200	387	—	220	(4)	178	—
Consumer	7	10	—	7	—	18	—
HPFC	—	—	—	—	—	—	—
Ending balance	5,024	6,323	—	9,931	20	8,499	37
Total impaired loans	$11,237	$12,536	$2,015	$15,141	$45	$13,542	$89
June 30, 2015:
With an allowance recorded:
Residential real estate	$4,111	$4,111	$724	$4,298	$27	$4,187	$56
Commercial real estate	468	501	240	154	—	223	—
Commercial	217	217	136	213	1	228	1
Home equity	303	303	89	50	—	101	—
Consumer	140	140	78	140	—	140	—
HPFC	—	—	—	—	—	—	—
Ending Balance	5,239	5,272	1,267	4,855	28	4,879	57
Without an allowance recorded:
Residential real estate	1,451	1,865	—	1,663	2	1,553	4
Commercial real estate	2,566	2,656	—	2,769	27	2,437	35
Commercial	583	712	—	544	4	585	8
Home equity	683	927	—	474	—	644	—
Consumer	17	37	—	17	—	17	—
HPFC	—	—	—	—	—	—	—
Ending Balance	5,300	6,197	—	5,467	33	5,236	47
Total impaired loans	$10,539	$11,469	$1,267	$10,322	$61	$10,115	$104

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With an allowance recorded:
Residential real estate	$3,191	$3,191	$544	$6,064	$112
Commercial real estate	1,825	1,857	644	1,753	—
Commercial	156	156	92	945	2
Home equity	303	303	89	900	—
Consumer	—	—	—	195	—
HPFC	—	—	—	—	—
Ending Balance	5,475	5,507	1,369	9,857	114
Without an allowance recorded:
Residential real estate	2,835	4,353	—	2,175	8
Commercial real estate	2,785	3,426	—	2,719	65
Commercial	3,781	4,325	—	1,412	17
Home equity	285	688	—	369	—
Consumer	74	150	—	20	—
HPFC	—	—	—	—	—
Ending Balance	9,760	12,942	—	6,695	90
Total impaired loans	$15,235	$18,449	$1,369	$16,552	$204

The impaired loan information presented above as of June 30, 2015, and for the three and six months ended June 30, 2015 and year ended December 31, 2015, was revised to disclose only those impaired loans that are individually evaluated for impairment in accordance with the Company's policy, which includes (i) loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status and (ii) all TDRs. Previously, the Company's impaired loan disclosures included certain non-accrual loans which were collectively evaluated under ASC 450-20. The revision of prior period information had no impact on the Company's ALL, provision for loan losses, or its asset quality ratios as of June 30, 2015, and for the three and six months ended June 30, 2015 and year ended December 31, 2015,

Loan Sales:
For the three and six months ended June 30, 2016 and 2015, the Company sold $56.3 million, $95.2 million, $7.7 million and $12.5 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.3 million, $2.2 million, $158,000 and $288,000, respectively.

At June 30, 2016 and December 31, 2015, the Company had certain residential mortgage loans with a principal balance of $22.6 million and $10.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale and for the three and six months ended June 30, 2016 and 2015, the Company recorded within non-interest income on its consolidated statements of income the net change in unrealized gains of $147,000, $153,000, $12,000 and $18,000, respectively.

OREO:
The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At June 30, 2016, the Company had two residential and four commercial real estate properties with a carrying value of $80,000 and $775,000, respectively, within OREO. At December 31, 2015, the Company had two residential real estate properties and seven commercial properties with a carrying value of $241,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At June 30, 2016 and December 31, 2015, the Company had $1.7 million and $2.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 27% and 32%, respectively, of non-accrual loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion and $1.1 billion at June 30, 2016 and December 31, 2015.

Refer to Note 3 and 11 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – SBM ACQUISITION

On October 16, 2015, the Company completed its acquisition of SBM, as previously reported. For the six months ended June 30, 2016, the Company made certain measurement-period adjustments to its initial purchase accounting that decreased goodwill reported at December 31, 2015 by $960,000. These measurement-period adjustments increased the previously reported loan balance by $137,000, increased acquired interest receivable and other assets by $157,000, and increased acquired deferred tax assets $666,000. The measurement-period adjustments will not have a material effect on current or future years' net income and were presented and disclosed prospectively as of June 30, 2016 in accordance with ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

At June 30, 2016, the Company's accounting for the acquisition of SBM was completed. The following table summarizes the fair value of the assets acquired and liabilities assumed:

	As Acquired	Fair Value Adjustments (Previously Reported)	Measurement-Period Adjustments	As Recorded at Acquisition
Consideration Paid:
Cash				$26,125
Company common stock (2,749,762 shares at $39.48 per share)				108,561
Non-qualified stock options				1,990
Total consideration paid				136,676
Recognized identifiable assets acquired and liabilities assumed, at fair value:
Loans and loans held for sale	$639,390	$(11,497)	$137	628,030
Cash and due from banks	86,042	—	—	86,042
Investments	39,716	26	—	39,742
Deferred tax assets	26,293	(1,177)	666	25,782
Premises and equipment	16,851	7,093	—	23,944
OREO	2,530	(1,801)	—	729
Core deposit intangible assets	—	6,608	—	6,608
Other assets	5,421	(170)	157	5,408
Deposits and borrowings	719,640	1,546	—	721,186
Other liabilities	8,512	(198)	—	8,314
Total identified assets acquired and liabilities assumed, at fair value	$88,091	$(2,266)	$960	86,785
Goodwill				$49,891

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of June 30, 2016 and December 31, 2015 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
December 31, 2015:
Goodwill, gross	$91,753	$7,474	$99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at December 31, 2015	91,753	3,904	95,657
2016 measurement-period adjustments	(960)	—	(960)
Reported goodwill at June 30, 2016	$90,793	$3,904	$94,697

Refer to Note 5 of the consolidated financial statements for further detail and discussion of the measurement-period adjustments recorded for the six months ended June 30, 2016 pertaining to the SBM acquisition.

The changes in core deposit and trust relationship intangible assets for the six months ended June 30, 2016 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2015	$23,908	$(15,392)	$8,516	$753	$(602)	$151
2016 amortization	—	(914)	(914)	—	(38)	(38)
Balance at June 30, 2016	$23,908	$(16,306)	$7,602	$753	$(640)	$113
Total carrying value of other intangible assets at December 31, 2015						$8,667
Total carrying value of other intangible assets at June 30, 2016						$7,715

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2016	$914	$37	$951
2017	1,735	76	1,811
2018	725	—	725
2019	705	—	705
2020	682	—	682
Thereafter	2,841	—	2,841
Total	$7,602	$113	$7,715

NOTE 7 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the FRB and the OCC.
Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Company and the Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require us to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. These guidelines apply to the Company on a consolidated basis.
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2016, the Company and the Bank were required to establish a capital conservation buffer of 0.625%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and the Bank's risk-based capital ratios exceeded regulatory guidelines at June 30, 2016 and December 31, 2015. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2015		Minimum Regulatory Capital Required for Capital Adequacy	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$351,791	12.94%	8.63%	N/A	$335,740	12.98%	8.00%	N/A
Tier I risk-based capital ratio	313,052	11.51%	6.63%	N/A	299,552	11.58%	6.00%	N/A
Common equity Tier I risk-based capital ratio	278,673	10.25%	5.13%	N/A	269,350	10.42%	4.50%	N/A
Tier I leverage capital ratio	313,052	8.44%	4.00%	N/A	299,552	8.74%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$317,484	11.64%	8.63%	10.00%	$304,847	11.75%	8.00%	10.00%
Tier I risk-based capital ratio	293,745	10.77%	6.63%	8.00%	283,659	10.93%	6.00%	8.00%
Common equity Tier I risk-based capital ratio	293,745	10.77%	5.13%	6.50%	283,659	10.93%	4.50%	6.50%
Tier I leverage capital ratio	293,745	7.98%	4.00%	5.00%	283,659	8.33%	4.00%	5.00%

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of June 30, 2016 and December 31, 2015, Acadia Trust met all of its capital requirements.

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At June 30, 2016 and December 31, 2015, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at June 30, 2016 and December 31, 2015, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

NOTE 8 – INCOME TAXES

The Company's effective income tax rate for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense	$4,258	$3,341	$7,700	$6,064
Income before income taxes	$13,874	$10,534	$25,962	$18,868
Effective tax rate	30.7%	31.7%	29.7%	32.1%

For the three and six months ended June 30, 2016, the Company had the following discrete period items impacting its effective tax rate:

•
In the second quarter of 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was adopted effective as of January 1, 2016. Prior to the adoption of ASU 2016-09, the Company accounted for its windfall tax benefits or shortfalls generated upon exercise of a non-qualified stock option or a disqualifying incentive stock option, or upon vesting of its restricted shares through shareholders' equity (or as income tax expense to the extent the Company did not have a windfall tax benefit surplus). Upon adoption, the Company has accounted for its windfall tax benefits and shortfalls generated within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated. For the three and six months ended June 30, 2016, the Company recorded net windfall tax benefits of $65,000 and $364,000, respectively, reducing the Company's effective tax rate and increasing net income for the respective periods.

•
For the three and six months ended June 30, 2016, the Company received death benefits from its BOLI policy from one of its insureds totaling $578,000, of which $394,000 was recognized as income on the consolidated statements of income within bank-owned life insurance. The income recognized was non-taxable reducing the Company's effective tax rate for the three and six months ended June 30, 2016.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended June 30, 2016 and 2015 were as follows:
Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2016	2015	2016	2015
Service cost	$77	$77	$154	$154
Interest cost	108	106	216	212
Recognized net actuarial loss	55	54	110	108
Recognized prior service cost	2	5	4	10
Net period benefit cost(1)	$242	$242	$484	$484
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2016	2015	2016	2015
Service cost	$15	$15	$30	$30
Interest cost	38	29	76	58
Recognized net actuarial loss	8	6	16	12
Amortization of prior service credit	(6)	(6)	(12)	(12)
Net period benefit cost(1)	$55	$44	$110	$88
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

For the six months ended June 30, 2016, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the material awards granted during the six months ended June 30, 2016:

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

•
4,876 unrestricted stock awards were issued to the directors of the Company and the Bank under the Independent Directors' Equity Compensation Program. The unrestricted stock awards fully vested immediately on the May 1, 2016 grant date. The fair value of the share awards issued was determined using the closing price of the Company's stock on April 29, 2016 of $43.51 per share.

NOTE 11 – REPURCHASE AGREEMENTS

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of June 30, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
June 30, 2016:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$570	$—	$—	$—	$570
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	98,398	—	—	—	98,398
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	83,581	—	—	—	83,581
Total Customer Repurchase Agreements	182,549	—	—	—	182,549
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	18,492	3,721	22,213
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	6,508	1,309	7,817
Total Wholesale Repurchase Agreements	—	—	25,000	5,030	30,030
Total Repurchase Agreements(1)	$182,549	$—	$25,000	$5,030	$212,579
December 31, 2015:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$556	$—	$—	$—	$556
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	95,967	—	—	—	95,967
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,466	—	—	—	88,466
Total Customer Repurchase Agreements	184,989	—	—	—	184,989
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,016	22,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,036	8,036
Total Wholesale Repurchase Agreements	—	—	—	30,052	30,052
Total Repurchase Agreements(1)	$184,989	$—	$—	$30,052	$215,041

(1)	Total repurchase agreements are presented within other borrowed funds on the consolidated statements of condition.

Certain customers held CDs totaling $915,000 and $914,000 with the Bank at June 30, 2016 and December 31, 2015, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 12 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of interest rate lock commitments is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2016
Financial assets:
Loans held for sale	$22,928	$—	$22,928	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,131	—	5,131	—
Obligations of states and political subdivisions	10,044	—	10,044	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	470,471	—	470,471	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	307,612	—	307,612	—
Subordinated corporate bonds	5,623	—	5,623	—
Equity securities	645	—	645	—
Customer loan swaps	15,001	—	15,001	—
Interest rate lock commitments	523	—	523	—
Financial liabilities:
Junior subordinated debt interest rate swaps	13,265	—	13,265	—
FHLBB advance interest rate swaps	1,172	—	1,172	—
Customer loan swaps	15,001	—	15,001	—
December 31, 2015
Financial assets:
Loans held for sale	$10,958	$—	$10,958	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,040	—	5,040	—
Obligations of states and political subdivisions	17,694	—	17,694	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	—	419,046	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	—	306,857	—
Subordinated corporate bonds	996	—	996	—
Equity securities	705	—	705	—
Customer loan swaps	3,166	—	3,166	—
Interest rate lock commitments	139	—	139	—
Financial liabilities:
Junior subordinated debt interest rate swaps	9,229	—	9,229	—
FHLBB advance interest rate swaps	576	—	576	—
Customer loan swaps	3,166	—	3,166	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the six months ended June 30, 2016 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the six months ended June 30, 2016 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2016
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
MSRs(1)	1,369	—	1,369	—
Non-financial assets:
OREO	855	—	—	855
December 31, 2015
Financial assets:
Collateral-dependent impaired loans	$1,971	$—	$—	$1,971
MSRs(1)	440	—	440	—
Non-financial assets:
OREO	1,304	—	—	1,304
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2016
Collateral-dependent impaired loans:
Partially charged-off	$150	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(4%)
Specifically reserved	372	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(16%)
			Estimated selling costs	10%	(10%)
OREO	855	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(10%)
			Estimated selling cost	10%	(10%)
December 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$399	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,572	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 57%	(45%)
			Estimated selling costs	10%	(10%)
OREO	1,304	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 43%	(18%)
			Estimated selling costs	10%	(10%)

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

Subordinated Debentures:  The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at June 30, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$96,443	$96,443	$96,443	$—	$—
AFS securities	799,526	799,526	—	799,526	—
HTM securities	93,609	97,692	—	97,692	—
Loans held for sale	22,928	22,928	—	22,928	—
Residential real estate loans(1)	796,125	815,775	—	—	815,775
Commercial real estate loans(1)	1,006,218	993,814	—	—	993,814
Commercial loans(1)(2)	402,580	405,395	—	—	405,395
Home equity loans(1)	339,035	339,449	—	—	339,449
Consumer loans(1)	17,625	18,767	—	—	18,767
MSRs(3)	1,410	1,864	—	1,864	—
Interest receivable	8,757	8,757	—	8,757	—
Customer loan swaps	15,001	15,001	—	15,001	—
Interest rate lock commitments	523	523	—	523	—
Financial liabilities:
Deposits	$2,773,487	$2,776,511	$—	$2,776,511	$—
FHLB advances	45,000	45,943	—	45,943	—
Commercial repurchase agreements	30,030	30,909	—	30,909	—
Other borrowed funds	556,769	558,059		558,059	—
Subordinated debentures	58,677	40,800	—	40,800	—
Interest payable	643	643	—	643	—
Junior subordinated debt interest rate swaps	13,265	13,265	—	13,265	—
FHLBB advance interest rate swaps	1,172	1,172	—	1,172	—
Customer loan swaps	15,001	15,001	—	15,001	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$79,488	$79,488	$79,488	$—	$—
AFS securities	750,338	750,338	—	750,338	—
HTM securities	84,144	85,647	—	85,647	—
Loans held for sale	10,958	10,958	—	10,958	—
Residential real estate loans(1)	808,180	820,774	—	—	820,774
Commercial real estate loans(1)	922,257	911,316	—	—	911,316
Commercial loans(1)(2)	371,684	371,854	—	—	371,854
Home equity loans(1)	349,215	348,963	—	—	348,963
Consumer loans(1)	17,704	18,163	—	—	18,163
MSRs(3)	2,161	2,947	—	2,947	—
Interest receivable	7,985	7,985	—	7,985	—
Customer loan swaps	3,166	3,166	—	3,166	—
Interest rate lock commitments	139	139	—	139	—
Financial liabilities:
Deposits	$2,726,379	$2,726,300	$—	$2,726,300	$—
FHLB advances	55,000	56,001	—	56,001	—
Commercial repurchase agreements	30,052	30,931	—	30,931	—
Other borrowed funds	428,711	428,778	—	428,778	—
Subordinated debentures	58,599	42,950	—	42,950	—
Interest payable	641	641	—	641	—
Junior subordinated debt interest rate swaps	9,229	9,229	—	9,229	—
FHLBB advance interest rate swaps	576	576	—	576	—
Customer loan swaps	3,166	3,166	—	3,166	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

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

As of June 30, 2016 and December 31, 2015, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	June 30, 2016	December 31, 2015
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$464,991	$464,701
Commercial and commercial real estate	52,268	94,791
Residential	28,809	16,256
Letters of credit	3,009	4,468
Other commitments	442	433
Derivative Financial Instruments:
Customer loan swaps	$464,514	$285,888
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	49,113	20,735

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and has been presented within cash and due from banks on the consolidated statements of condition. At June 30, 2016 and December 31, 2015, the Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $13.8 million of cash as collateral to the counterparty at June 30, 2016.

The details of the interest rate swap agreements are as follows:

					June 30, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,354)	$(1,038)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(3,583)	(2,537)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(3,604)	(2,477)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,893)	(1,301)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(2,831)	(1,876)
$43,000					$(13,265)	$(9,229)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and six months ended June 30, 2016 or 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the six months ended June 30, 2016 and 2015 were $782,000 and $501,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and six months ended June 30, 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At June 30, 2016, the Bank posted cash collateral with the counterparty of $1.2 million to the counterparty.

The details of the interest rate swap agreements are as follows:

					June 30, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(421)	$(230)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(751)	(346)
$50,000					$(1,172)	$(576)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the six months ended June 30, 2016 were $205,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

	June 30, 2016			December 31, 2015
	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable(1)	44	$232,257	$15,001	28	$142,944	$3,166
Pay fixed, received variable(2)	44	232,257	(15,001)	28	142,944	(3,166)
(1) Presented within other assets on the consolidated statements of condition.
(2) Presented within accrued interest and other liabilities on the consolidated statements of condition.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive collateral for contracts in a net asset position. At June 30, 2016, the Company posted cash collateral with the counterparty of $15.5 million. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition.

Interest Rate Locks Commitments:
As part of originating residential and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock commitments. At June 30, 2016 and December 31, 2015, our pipeline of mortgage loans with interest rate lock commitments were as follows:

	June 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Mortgage interest rate locks(1)	$49,113	$523	$20,735	$139
(1) Presented within other assets on the consolidated statements of condition.

For the three months ended June 30, 2016 and 2015, the unrealized gains from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $92,000 and $18,000, respectively. For the six months ended June 30, 2016 and 2015, the unrealized gains from the change in fair value on the Company's mortgage interest rate locks were $384,000 and $14,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedges
Net change in unrealized losses on cash flow hedging derivatives, net of tax (effective portion)	$(905)	$1,694	$(3,010)	$522
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense (effective portion), gross	$(622)	$(158)	$(987)	$(501)

The Company expects approximately $2.1 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2016.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In the second quarter of 2016, the Company elected to early adopt ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, issued by the FASB in March 2016. The Company applied the provisions of the ASU effective as of January 1, 2016, and, as such, previously reported balances on the Company's consolidated statements of income for the three months ended March 31, 2016 were updated to account for the ASU adoption as follows:

	Three Months Ended
	March 31, 2016
	As Previously Reported	As Adjusted	Change
Net income	$8,334	$8,646	$312
Basic EPS	$0.81	$0.84	$0.03
Diluted EPS	$0.81	$0.84	$0.03

Two of the more significant provisions of the ASU that impacted the Company's consolidated financial statements were (i) the accounting for windfall tax benefits or shortfalls within income tax expense as a discrete period item in the quarter the event occurred and (ii) a policy election to not estimate the forfeiture rate on unvested share-based compensation awards. As a result of the ASU adoption in the second quarter of 2016, net income for the three and six months ended June 30, 2016 increased $50,000 and $362,000, respectively. Basic and diluted EPS both increased $0.03 per share for the six months ended June 30, 2016 upon adoption of the ASU, while for the three months ended June 30, 2016 there was no change to basic or diluted EPS.

In accordance with the ASU, the Company applied the provisions to account for windfall tax benefits or shortfalls within income tax expense on a prospective basis as of January 1, 2016. In accordance with the ASU, the Company applied its policy election to not estimate the forfeiture rate on unvested share-based compensation awards on a modified-retrospective basis. The impact of such resulted in a reclassification of $72,000 from retained earnings to common stock shown as a cumulative effect adjustment on the consolidated statements of changes in shareholders' equity. The other provisions of the ASU did not have a material effect on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU was issued to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company is evaluating the potential impact of the ASU; however, anticipates that it will have a material impact on its consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

The Company announced in July 2016 that it will be closing two banking centers in Bangor and Orono, Maine, subject to the regulatory notice periods. The Company anticipates that the closings will occur in the fourth quarter of 2016. The Company does not anticipate that the closing of the two banking centers will materially affect the Company's financial condition.

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

•	changes in information technology that require increased capital spending;

•	changes in consumer spending and savings habits;

•	changes in tax, banking, securities and insurance laws and regulations;

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the FASB and other accounting standard setters; and

•	the ability of the Company to achieve cost savings as a result of the merger or in achieving such cost savings within the projected timeframe.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including: (i) the allowance for credit losses; (ii) accounting for acquisitions and the subsequent review of goodwill and other identifiable intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; (iv) accounting for postretirement plans; and (v) income taxes. There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of the Company's critical accounting policies.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating our results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures. We believe these non-GAAP financial measures help investors to under our operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of certain items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for GAAP financial results, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other financial institutions.

Core Operating Expenses and Core Operating Expenses to Total Average Assets. Core operating expenses are total non-interest expense, excluding merger and acquisition costs. We believe this is a meaningful measure as management does not believe merger and acquisition costs are representative of the Company's core operations. The ratio of core operating expenses to total average assets provides a measure of operational performance across periods.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding merger and acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income, adjusted for net gain on sale of securities and bank-owned life insurance death benefits (the denominator). Certain revenues are excluded from reported non-interest income and certain expenses are added to reported non-interest expense to remove the effect of certain transactions that are not recurring in nature.

Core Operating Expenses and Efficiency Ratio:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Non-interest expense, as presented	$22,330	$16,157	$45,239	$32,958
Less: merger and acquisition costs	(177)	(128)	(821)	(863)
Core operating expenses	$22,153	$16,029	$44,418	$32,095
Net interest income, as presented	$28,504	$20,635	$56,456	$40,069
Add: effect of tax-exempt income	529	410	1,054	756
Non-interest income, as presented	10,552	6,310	18,469	12,457
Less: net gain on sale of securities	(4)	—	(4)	—
Less: bank-owned life insurance death benefits	(394)	—	(394)	—
Net interest income and non-interest income, adjusted	$39,187	$27,355	$75,581	$53,282
Non-GAAP efficiency ratio	56.53%	58.60%	58.77%	60.24%
GAAP efficiency ratio	57.17%	59.96%	60.38%	62.75%
Core Operating Expenses to Total Average Assets:
Total average assets	$3,826,799	$2,814,956	$3,784,622	$2,799,839
Non-interest expense to total average assets (annualized)	2.33%	2.30%	2.39%	2.35%
Core operating expenses to total average assets (annualized)	2.32%	2.28%	2.35%	2.29%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income, as presented	$28,504	$20,635	$56,456	$40,069
Add: effect of tax-exempt income	529	410	1,054	756
Net interest income, tax equivalent	$29,033	$21,045	$57,510	$40,825

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

	June 30, 2016	December 31, 2015	June 30, 2015
Tangible Book Value Per Share
Shareholders’ equity	$384,856	$363,190	$254,540
Less: goodwill and other intangibles	(102,413)	(104,324)	(47,596)
Tangible shareholders’ equity	$282,443	$258,866	$206,944
Shares outstanding at period end	10,281,113	10,220,478	7,449,645
Tangible book value per share	$27.47	$25.33	$27.78
Book value per share	$37.43	$35.54	$34.17
Tangible Common Equity Ratio
Total assets	$3,910,386	$3,709,344	$2,837,921
Less: goodwill and other intangibles	(102,413)	(104,324)	(47,596)
Tangible assets	$3,807,973	$3,605,020	$2,790,325
Tangible common equity ratio	7.42%	7.18%	7.42%
Shareholders' equity to assets	9.84%	9.79%	8.97%

Return On Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of intangible assets, net of tax (the numerator) to (ii) average shareholders' equity, less average goodwill and other intangible assets (the denominator). We believe this is a meaningful measure of our financial performance as it reflects our return on tangible equity in our business, excluding amortization of intangible assets. The return on average tangible equity is a common measure of operating performance within our industry.

Core Return On Average Tangible Equity. Core return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of intangible assets, net of tax and (b) merger and acquisition costs, net of tax (the numerator) to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. We believe this is a meaningful measure of our financial performance as it reflects our return on tangible equity in our business, excluding the financial impact of transactions that management does not believe are reflective of its core operating activities and the amortization of intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income, as presented	$9,616	$7,193	$18,262	$12,804
Amortization of intangible assets, net of tax(1)	309	187	619	373
Net income, adjusted	9,925	7,380	18,881	13,177
Merger and acquisition costs, net of tax(2)	115	115	534	768
Core tangible operating earnings	$10,040	$7,495	$19,415	$13,945
Average shareholders' equity	$378,409	$254,255	$373,933	$251,013
Less: average goodwill and other intangible assets	(103,203)	(47,733)	(103,502)	(47,875)
Average tangible equity	$275,206	$206,522	$270,431	$203,138
Return on average equity	10.22%	11.35%	9.82%	10.29%
Return on average tangible equity	14.50%	14.33%	14.04%	13.08%
Core return on average tangible equity	14.67%	14.56%	14.44%	13.84%
(1) Assumed a 35.0% tax rate.
(2) Assumed a 35.0% tax rate for deductible expenses.

Core Operating Earnings, Core Diluted EPS, Core Return on Average Assets, and Core Return on Average Equity. The following tables provide a reconciliation of GAAP net income, GAAP diluted EPS, GAAP return on average assets, and GAAP return on average shareholders' equity for the three and six months ended June 30, 2016 and 2015 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings, core diluted EPS, core return on average assets, and core return on average shareholders' equity to compare and assess financial results period-over-period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Core Operating Earnings:
Net income, as presented	$9,616	$7,193	$18,262	$12,804
Merger and acquisition costs, net of tax(1)	115	115	534	768
Core operating earnings	$9,731	$7,308	$18,796	$13,572
Core Diluted EPS:
Diluted EPS, as presented	$0.92	$0.96	$1.76	$1.71
Non-core transactions impact	0.01	0.01	0.05	0.10
Core diluted EPS	$0.93	$0.97	$1.81	$1.81
Core Return on Average Assets:
Return on average assets, as presented	1.01%	1.02%	0.97%	0.92%
Non-core transactions impact	0.01%	0.02%	0.03%	0.06%
Core return on average assets	1.02%	1.04%	1.00%	0.98%
Core Return on Average Equity:
Return on average equity, as presented	10.22%	11.35%	9.82%	10.29%
Non-core transactions impact	0.12%	0.15%	0.29%	0.52%
Core return on average equity	10.34%	11.5%	10.11%	10.81%
(1) Assumed 35.0% tax rate for deductible expenses.

Normalized net interest margin. Normalized net interest margin represents our net interest margin for the three and six months ended, adjusted to exclude the effects of (a) fair value mark accretion from purchase accounting and (b) the collection of previously charged-off acquired loans (numerator) over average total interest-earning assets (denominator). Management believes this is a meaning financial measure as it excludes the financial impact of certain transactions that we do not believe are representative of our core operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income, tax equivalent, as presented	$29,033	$21,045	$57,510	$40,825
Less: fair value mark accretion from purchase accounting	(1,731)	(16)	(3,140)	(51)
Less: collection of previously charged-off acquired loans	(406)	—	(776)	—
Normalized net interest income, tax equivalent	$26,896	$21,029	$53,594	$40,774
Average total interest-earnings assets	$3,460,131	$2,610,456	$3,422,595	$2,594,261
Net interest margin (fully-taxable equivalent) (annualized)	3.34%	3.21%	3.34%	3.14%
Normalized net interest margin (fully-taxable equivalent) (annualized)	3.09%	3.21%	3.11%	3.14%

EXECUTIVE OVERVIEW

Net income for the three and six months ended June 30, 2016 was $9.6 million and $18.3 million, respectively, representing an increase of 34% and 43% over the same periods last year. Diluted EPS for the three and six months ended June 30, 2016 was $0.92 per share and $1.76 per share, respectively, representing a decrease of $0.04 per share compared to the three months ended June 30, 2015 and an increase of $0.05 per share over the six months ended June 30, 2015. Total revenue1 for the three and six months ended June 30, 2016 increased $12.1 million, or 45%, and $22.4 million, or 43%, respectively over the same periods last year, while total operating expenses for the three and six months ended June 30, 2016 increased $6.2 million, or 38%, and $12.3 million, or 37%, respectively. Our favorable operating results for the three and six months ended June 30, 2016 reflected our increased earnings capacity as a larger organization with an expanded market presence in Southern Maine and Northern New England since completing the SBM acquisition in October 2015.

Core operating earnings2 and core diluted EPS2 continue to be financial measures we monitor and measure ourselves against internally as they exclude the impact of certain transactions we do not believe are representative of our core operations, including, but not limited to, one-time costs associated with the SBM acquisition. Core operating earnings for the three and six months ended June 30, 2016 were $9.7 and $18.8 million, respectively, representing an increase of $2.4 million, or 33%, and $5.2 million, or 38% over the same periods last year. Core diluted EPS for the three and six months ended June 30, 2016 was $0.93 per share and $1.81 per share, respectively, compared to $0.97 per share and $1.81 per share for the same periods last year. Our provision for credit losses for the three and six months ended June 30, 2016 was $2.9 million and $3.7 million, respectively, which was an increase over the same periods last year of $2.6 million and $3.0 million, respectively. The increase in provision for credit losses was driven by:

•
Higher average loan balances for the three and six months ended June 30, 2016 of 42% and 41%, respectively, compared to the same periods last year due to strong organic loan growth of 8% annualized through the first six months of 2016 and $628.0 million of loans acquired in October 2015; and

•	Credit deterioration of one commercial real estate and one commercial credit accounting for $2.3 million of the provision for credit losses in the second quarter of 2016.

In the second quarter of 2016, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was adopted effective as of January 1, 2016 and the effect of the standard: (i) increased first quarter 2016 net income by $312,000 and increased basic and diluted EPS by $0.03 per share; and (ii) increased second quarter 2016 net income by $50,000 but did not impact second quarter 2016 basic or diluted EPS.

Total assets at June 30, 2016 were $3.9 billion compared to $3.7 billion at December 31, 2015, representing an increase of $201.0 million, or 11% annualized. Our asset growth for the first half of 2016 was driven by strong loan growth of $107.1 million, a $66.0 million increase in our investment portfolio, and a $16.7 million BOLI purchase.

Loan growth (excluding loans held for sale) of $95.1 million was driven by our commercial loan portfolio, which increased $121.9 million since year-end, partially offset by a decrease within our retail loan portfolio of $26.8 million since year-end. We experienced strong positive momentum throughout the first half of 2016 within our commercial real estate loan portfolio, which made up 74% of our commercial loan growth through the first six months of 2016.

Total deposits at June 30, 2016 were $2.8 billion, representing an increase of $47.1 million since year-end. Core deposits (demand, interest checking, savings and money market) at June 30, 2016 totaled $2.1 billion, representing an increase of $63.5 million since year-end. Total borrowings at June 30, 2016 increased $118.1 million to $690.5 million.

At June 30, 2016, the Company’s total risk-based capital ratio, Tier I risk-based capital ratio, common equity Tier I risk-based capital ratio, and Tier I leverage capital ratio were 12.94%, 11.51%, 10.25%, and 8.44%, respectively, which all exceed the regulatory levels for an institution to be considered "well capitalized."

Tangible book value per share2 increased 8% to $27.47 at June 30, 2016 since year-end. The Company declared cash dividends of $0.60 per share for the six months ended June 30, 2016, representing a dividend payout ratio of 34.11%.

_______________________________________________________________________________________________________________________________________________________________________________
1 Revenue is defined as the sum of net interest income and non-interest income.

2 This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for 75% and 76% of total revenues (net interest income and non-interest income) for the six months ended June 30, 2016 and 2015, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income - Three months ended June 30, 2016 and 2015. Net interest income was $29.0 million on a fully-taxable equivalent basis for the second quarter of 2016 compared to $21.0 million for the same period last year, representing an increase of $8.0 million, or 38%. The increase was driven by higher average interest-earning assets of $849.7 million, or 33%, due to the acquisition of $628.0 million of loans and $39.7 million of investments in the fourth quarter of 2015 as part of the SBM acquisition, combined with strong organic loan growth period-over-period. Our average loan balance for the second quarter of 2016 totaled $2.6 billion, representing an increase of $753.3 million, or 42%, over the second quarter of 2015. Our NIM (fully-taxable equivalent) for the second quarter of 2016 increased 13 basis points to 3.34% over the second quarter of 2015. Our second quarter 2016 NIM (fully-taxable equivalent) benefited from: (a) HPFC's higher yielding commercial loans, which will continue to decrease through normal amortization and payoffs of the existing portfolio as we are no longer originating these loans; and (b) from certain non-recurring and non-core income transactions, including (i) accretion of the loan and CD fair value marks created in purchase accounting totaling $1.7 million for the second quarter of 2016 and (ii) collection of previously charged-off acquired SBM loans of $406,000 for the second quarter of 2016. Excluding these transactions, our normalized NIM2 on a fully-taxable equivalent basis for the second quarter of 2016 was 3.09%, compared to 3.21% for the second quarter of 2015. In the second quarter of 2015, we received a one-time income pick-up of $734,000 from the settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. This contributed to a one-time yield and NIM increase of 11 basis points in the second quarter of 2015. Excluding this one-time income pick-up, our NIM for the second quarter of 2015 was 3.10%, compared to our normalized NIM for the second quarter of 3.09%.

For the three months ended June 30, 2016, our interest expense associated with deposits and borrowings totaled $4.3 million compared to $3.0 million for the same period of 2015, representing an increase of $1.2 million, or 41%. Our average deposit base increased 46% due to $687.0 million of deposits acquired as part of the SBM acquisition in the fourth quarter of 2015 and strong organic deposit growth, highlighted by annualized core deposit growth of 6% since year-end.

The SBM acquisition in the fourth quarter of 2015 improved our interest rate risk position in a rising rate environment due to the level of floating rate loans within the acquired loan portfolio as well as total deposits acquired of $687.0 million. Additionally, we continue to utilize customer loans swaps within our commercial real estate loan portfolio to improve our interest rate risk position in a rising rate environment by swapping fixed rate for variable rate. At June 30, 2016, our total notional on customer loan swaps with our borrowers totaled $232.3 million compared to $142.9 million at December 31, 2015 and $39.9 million at June 30, 2015 (we have matching notional agreements with a counterparty).

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM (fully-taxable equivalent) for the three months ended June 30, 2016 and 2015:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$801,752	$4,357	2.17%	$739,404	$3,821	2.07%
Securities - nontaxable(1)	102,712	1,093	4.26%	68,699	759	4.42%
Loans(2):
Residential real estate	823,908	8,782	4.26%	585,978	6,388	4.36%
Commercial real estate(3)	983,965	10,241	4.12%	659,252	7,769	4.66%
Commercial(1)	294,795	3,112	4.18%	248,044	2,374	3.79%
Municipal(1)	17,847	136	3.04%	13,929	116	3.34%
Consumer	362,735	3,758	4.17%	295,150	2,840	3.86%
HPFC	72,417	1,825	9.97%	—	—	—%
Total loans	2,555,667	27,854	4.34%	1,802,353	19,487	4.30%
Total interest-earning assets	3,460,131	33,304	3.83%	2,610,456	24,067	3.67%
Cash and due from banks	84,267			46,691
Other assets	304,453			179,212
Less: ALL	(22,052)			(21,403)
Total assets	$3,826,799			$2,814,956
Liabilities & Shareholders' Equity
Deposits:
Demand	$355,184	$—	—	$257,862	$—	—
Interest checking	729,907	228	0.13%	496,254	102	0.08%
Savings	448,594	66	0.06%	270,559	40	0.06%
Money market	490,815	537	0.44%	375,194	295	0.32%
Certificates of deposit	483,823	933	0.78%	312,186	716	0.92%
Total deposits	2,508,323	1,764	0.28%	1,712,055	1,153	0.27%
Borrowings:
Brokered deposits	207,371	345	0.67%	250,484	391	0.63%
Subordinated debentures	58,658	849	5.82%	44,063	631	5.75%
Other borrowings	622,185	1,313	0.85%	517,563	847	0.66%
Total borrowings	888,214	2,507	1.14%	812,110	1,869	0.92%
Total funding liabilities	3,396,537	4,271	0.51%	2,524,165	3,022	0.48%
Other liabilities	51,853			36,536
Shareholders' equity	378,409			254,255
Total liabilities & shareholders' equity	$3,826,799			$2,814,956
Net interest income (fully-taxable equivalent)		29,033			21,045
Less: fully-taxable equivalent adjustment		(529)			(410)
Net interest income		$28,504			$20,635
Net interest rate spread (fully-taxable equivalent)			3.32%			3.19%
Net interest margin (fully-taxable equivalent)			3.34%			3.21%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Includes $734,000 of income recognized in the second quarter of 2015 upon payoff of one loan that was on non-accrual status.

Net Interest Income - Six Months Ended June 30, 2016 and 2015. Net interest income for the six months ended June 30, 2016 was $57.5 million on a fully-taxable equivalent basis, compared to $40.8 million for the same period last year, representing an increase of $16.7 million, or 41%. The increase was driven by higher average interest-earning assets of $828.3 million, or 32%, due to the acquisition of $628.0 million of loans and $39.7 million of investments in the fourth quarter of 2015 as part of the SBM acquisition, combined with strong organic loan growth period-over-period. Our average loan balance for the six months ended June 30, 2016 totaled $2.5 billion, representing an increase of $736.7 million, or 41%, over the same period of 2015. Our NIM (fully-taxable equivalent) for the six months ended June 30, 2016 was 3.34% compared to 3.14% for the same period last year. Our six months ended June 30, 2016 NIM (fully-taxable equivalent) benefited from: (a) HPFC's higher yielding commercial loans, which will continue to decrease through normal amortization and payoffs of the existing portfolio as we are no longer originating these loans; and (b) from certain non-recurring and non-core income transactions, including (i) accretion of the loan and CD fair value marks created in purchase accounting totaling $3.1 million for the six months ended June 30, 2016 and (ii) collection of previously charged-off acquired SBM loans of $776,000 for the six months ended June 30, 2016. Excluding these transactions, our normalized NIM on a fully-taxable equivalent basis for the six months ended June 30, 2016 was 3.11%, compared to 3.14% for the second quarter of 2015. HPFC's commercial loans have been higher yielding; however, the yield is expected to start decreasing as there are no new HPFC loans being made and our existing HPFC loan portfolio is running off. In the second quarter of 2015, we received a one-time income pick-up of $734,000 from the settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. This contributed to a one-time yield and NIM increase of 6 basis points for the six months ended June 30, 2015. Excluding this one-time income pick-up, our NIM for the second quarter of 2015 was 3.08%, compared to our normalized NIM for the second quarter of 3.11%.

For the six months ended June 30, 2016, our interest expense associated with deposits and borrowings totaled $8.3 million compared to $6.0 million for the same period of 2015, representing an increase of $2.3 million, or 38%. Our average deposit base increased 46% due to $687.0 million of deposits and borrowings acquired as part of the SBM acquisition in the fourth quarter of 2015 and strong organic deposit growth, highlighted by annualized core deposit growth of 6% since year-end.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the six months ended June 30, 2016 and 2015:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2016			June 30, 2015
(In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$791,638	$8,608	2.17%	$742,444	$7,799	2.10%
Securities - nontaxable(1)	102,385	2,192	4.28%	59,947	1,354	4.52%
Loans(2):
Residential real estate	826,002	17,250	4.18%	586,464	12,581	4.29%
Commercial real estate(3)	966,418	20,296	4.15%	656,143	14,625	4.43%
Commercial(1)	282,004	6,266	4.39%	244,772	4,688	3.81%
Municipal(1)	15,636	255	3.27%	12,250	215	3.54%
Consumer	364,088	7,545	4.17%	292,241	5,599	3.86%
HPFC	74,424	3,398	9.03%	—	—	—%
Total loans	2,528,572	55,010	4.33%	1,791,870	37,708	4.20%
Total interest-earning assets	3,422,595	65,810	3.83%	2,594,261	46,861	3.61%
Cash and due from banks	81,936			46,832
Other assets	301,759			180,062
Less: ALL	(21,668)			(21,316)
Total assets	$3,784,622			$2,799,839
Liabilities & Shareholders' Equity
Deposits:
Demand	$350,179	$—	—	$257,513	$—	—
Interest checking	723,424	393	0.11%	488,460	187	0.08%
Savings	449,584	133	0.06%	268,308	78	0.06%
Money market	484,003	1,005	0.42%	382,839	586	0.31%
Certificates of deposit	496,023	1,863	0.76%	312,848	1,437	0.93%
Total deposits	2,503,213	3,394	0.27%	1,709,968	2,288	0.27%
Borrowings:
Brokered deposits	204,767	757	0.74%	238,128	785	0.66%
Junior subordinated debentures	58,719	1,700	5.82%	44,050	1,256	5.75%
Other borrowings	592,206	2,449	0.83%	519,823	1,707	0.66%
Total borrowings	855,692	4,906	1.15%	802,001	3,748	0.94%
Total funding liabilities	3,358,905	8,300	0.50%	2,511,969	6,036	0.48%
Other liabilities	51,784			36,859
Shareholders' equity	373,933			251,011
Total liabilities & shareholders' equity	$3,784,622			$2,799,839
Net interest income (fully-taxable equivalent)		57,510			40,825
Less: fully-taxable equivalent adjustment		(1,054)			(756)
Net interest income		$56,456			$40,069
Net interest rate spread (fully-taxable equivalent)			3.33%			3.13%
Net interest margin (fully-taxable equivalent)			3.34%			3.14%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35.0%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Includes $734,000 of income recognized in the second quarter of 2015 upon payoff of one loan that was on non-accrual status.

Provision for Credit Losses
The provision for credit losses is made up of the provision for loan losses and the provision for unfunded commitments.

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

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Provision for loan losses	$2,854	$251	$3,724	$691
Change in reserve for unfunded commitments	(2)	3	—	9
Provision for credit losses	$2,852	$254	$3,724	$700

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Service charges on deposit accounts	$1,833	$1,593	$240	15%	$3,557	$3,080	$477	15%
Other service charges and fees	2,331	1,584	747	47%	4,659	3,094	1,565	51%
Mortgage banking income, net	1,706	346	1,360	393%	2,514	585	1,929	330%
Income from fiduciary services	1,342	1,328	14	1%	2,511	2,548	(37)	(1)%
Bank-owned life insurance	892	402	490	122%	1,314	824	490	59%
Brokerage and insurance commissions	517	502	15	3%	975	951	24	3%
Net gain on sale of securities	4	—	4	100%	4	—	4	100%
Other income	1,927	555	1,372	247%	2,935	1,375	1,560	113%
Total non-interest income	$10,552	$6,310	$4,242	67%	$18,469	$12,457	$6,012	48%
Non-interest income as a percentage of total revenues(1)	27%	24%			25%	24%
(1) Revenue is defined as the sum of net interest income and non-interest income.
Non-Interest Income - Three Months Ended June 30, 2016 and 2015. The significant changes in non-interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•	An increase in service charges on deposit accounts of $240,000 was primarily due to the SBM acquisition and the addition of approximately 30,000 customer checking accounts driving higher service fees.

•
An increase in other service charges and fees of $747,000 was primarily due to the SBM acquisition and the addition of approximately 30,000 new customer checking accounts driving an increase in debit card income of $651,000 and 29 additional ATMs driving higher ATM fees of $71,000.

•
An increase in mortgage banking income of $1.4 million was driven by the sale of $56.3 million of mortgages in the second quarter of 2016, which generated net gains on sale of $1.3 million, compared to $7.7 million of mortgage sales and net gains of $158,000 for the second quarter of 2015.

•
An increase in bank-owned life insurance income of $490,000 was due to the receipt of $394,000 in death benefit income received in the second quarter of 2016, as well as higher income returns as a result of the purchase of $16.7 million in additional BOLI investment during the second quarter of 2016.

•
An increase in other income of $1.4 million was primarily driven by higher income on our customer loan swap program of $1.2 million in fee income on $73.1 million of back-to-back loan swap agreements, as well as higher other fees earned due to a larger customer-base from the SBM acquisition.

Non-Interest Income - Six Months Ended June 30, 2016 and 2015.    The significant changes in non-interest income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•	An increase in service charges on deposit accounts of $477,000 was primarily due to the SBM acquisition and the addition of approximately 30,000 customer checking accounts driving higher service fees.

•
An increase in other service charges and fees of $1.6 million was primarily due to the SBM acquisition and the addition of approximately 30,000 new customer checking accounts driving an increase in debit card income of $1.4 million and 29 additional ATMs driving higher ATM fees of $127,000.

•
An increase in mortgage banking income of $1.9 million was driven by the sale of $95.2 million of mortgages in the first six months of 2016, which generated net gains on sale of $2.2 million, compared to $12.5 million of mortgage sales and net gains of $288,000 for the first six months of 2015.

•
An increase in bank-owned life insurance income of $490,000 due to the recognition of $394,000 in death benefit income in the second quarter of 2016, as well as higher income as a result of an additional BOLI investment of $16.7 million in the second quarter of 2016.

•
An increase in other income of $1.6 million was primarily driven by higher income on our customer loan swap program of $1.2 million in fee income on $73.1 million of back-to-back loan swap agreements, as well as higher other fees earned due to a larger customer-base from the SBM acquisition.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$11,999	$8,484	$3,515	41%	$23,590	$16,859	$6,731	40%
Furniture, equipment and data processing	2,381	1,902	479	25%	4,808	3,825	983	26%
Net occupancy costs	1,790	1,239	551	44%	3,667	2,711	956	35%
Consulting and professional fees	982	673	309	46%	1,867	1,264	603	48%
Regulatory assessments	774	511	263	51%	1,495	1,021	474	46%
Other real estate owned and collection costs	496	449	47	10%	1,152	1,011	141	14%
Amortization of intangible assets	476	287	189	66%	952	574	378	66%
Other expenses	3,255	2,484	771	31%	6,887	4,830	2,057	43%
Core operating expenses	22,153	16,029	6,124	38%	44,418	32,095	12,323	38%
Merger and acquisition costs	177	128	49	38%	821	863	(42)	(5)%
Total non-interest expense	$22,330	$16,157	$6,173	38%	$45,239	$32,958	$12,281	37%
Efficiency ratio(1)	56.53%	58.60%			58.77%	60.24%
Core operating expense to total average assets (annualized)(1)	2.32%	2.28%			2.35%	2.29%

(1)	This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Non-Interest Expense - Three Months Ended June 30, 2016 and 2015. The significant changes in non-interest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in salaries and employee benefits of $3.5 million was driven by higher wages and related taxes and benefits due to the increase in the number of employees as a result of the SBM acquisition, and higher bonus and incentive costs, including the Company's share-based equity programs, of $991,000 due to strong year-to-date performance and an increase in the number of employees.

•
An increase in furniture, equipment and data processing of $479,000 was driven by higher data processing charges across our key systems totaling $315,000 as our number of customer accounts increased and higher depreciation expense of $180,000 due to the SBM acquisition.

•	An increase in net occupancy of $551,000 was due to the addition of 24 banking centers in connection with the SBM acquisition.

•
An increase in consulting and professional fees of $309,000 was due to increased exam and audit fees of $95,000, an increase in equity awards issued to the Company and Bank directors totaling $96,000, and higher consulting fees of $76,000.

•	An increase in regulatory assessments of $263,000 was primarily due to our asset growth, which was driven by the SBM acquisition.

•	An increase in intangible asset amortization of $189,000 was due to $6.6 million of core deposit intangible acquired as part of the SBM acquisition.

•
An increase in other expenses of $771,000 was driven by the incremental costs associated with operating a larger organization due to the SBM acquisition. These incremental costs included: (i) higher customer mailing costs, ATM surcharge rebates, telephone and communication costs, and travel and entertainment costs of $304,000 due to an increase in customers, locations and employees; (ii) higher debit card costs of $266,000 due to an increase in number of transactions; (iii) higher marketing and donation costs of $106,000; and (iv) $91,000 of expense associated with our cash back rewards program that began in the fourth quarter of 2015 in conjunction with the SBM acquisition.

Non-Interest Expense - Six Months Ended June 30, 2016 and 2015. The significant changes in non-interest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in salaries and employee benefits of $6.7 million was driven by higher wages and related taxes and benefits due to the increase in the number of employees as a result of the SBM acquisition, and higher bonus and incentive costs, including the Company's share-based equity programs, of $1.5 million due to strong year-to-date performance and an increase in the number of employees.

•
An increase in furniture, equipment and data processing of $983,000 was driven by higher data processing charges across our key systems totaling $760,000 as our number of customer accounts increased and higher depreciation expense of $244,000 due to the SBM acquisition.

•	An increase in net occupancy of $956,000 was due to the addition of 24 banking centers in connection with the SBM acquisition.

•
An increase in consulting and professional fees of $603,000 was due to increased audit and exam fees, increased director equity compensation awards and consulting fees due to being a larger organization.

•	An increase in regulatory assessments of $474,000 was primarily due to our asset growth, which was driven by the SBM acquisition.

•	An increase in amortization of intangible assets of $378,000 was due to $6.6 million of core deposit intangible assets acquired as part of the SBM acquisition.

•
An increase in other expenses of $2.1 million was driven by the incremental costs associated with operating a larger organization due to the SBM acquisition. These incremental costs included: (i) higher customer mailing costs, ATM surcharge rebates, telephone and communication costs, and travel and entertainment costs of $704,000 due to an increase in customers, locations and employees; (ii) higher debit card costs of $569,000 due to an increase in number of transactions; (iii) $181,000 of expense associated with our cash back rewards program that began in the fourth quarter of 2015 in conjunction with the SBM acquisition.

Income Tax Expense
Our effective income tax rate for the three and six months ended June 30, 2016 was 30.7% and 29.7%, respectively, and for the three and six months ended June 30, 2015 was 31.7% and 32.1%, respectively. Our effective tax rate for the three and six months ended June 30, 2016 decreased primarily due to two discrete period items recognized in the second quarter of 2016 totaling $459,000 and $758,000, respectively. Please refer to Note 8 of the consolidated financial statements for discussion and details of the two discrete period items that are driving the reduction in our effective tax rate for the three and six months ended June 30, 2016.

FINANCIAL CONDITION

Overview
Total assets at June 30, 2016 were $3.9 billion compared to $3.7 billion at December 31, 2015, representing an increase of $201.0 million, or 11% annualized. The increase in assets was primarily driven by an increase in loan balances of $107.1 million, or 9% annualized, and investments of $66.0 million, or 4%. At June 30, 2016, our investment portfolio represented 24% of total assets compared to 23% at December 31, 2015.

Total deposits at June 30, 2016 were $2.8 billion, representing an increase of $47.1 million since year-end. Core deposits (demand, interest checking, savings and money market) at June 30, 2016 totaled $2.1 billion, representing an increase of $63.5 million, or 6% annualized, since year-end. Total borrowings at June 30, 2016 totaled $690.5 million, representing an increase of $118.1 million, or 21%, since year-end.

Total shareholders’ equity at June 30, 2016 was $384.9 million, an increase of $21.7 million, or 6% since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At June 30, 2016, our total investment securities holdings were $922.0 million, an increase of $66.0 million since December 31, 2015. For the six months ended June 30, 2016, we purchased $108.4 million of debt securities and received proceeds from the sale and maturity of debt securities totaling $65.5 million.

During the six months ended June 30, 2016, we classified all municipal bonds purchased as HTM securities. In total, we purchased $9.7 million of municipal bonds year-to-date. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $98.7 million of securities purchased were a combination of MBS, CMO and subordinated corporate debt securities. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At June 30, 2016, we had a $7.3 million net unrealized gain on our AFS securities, net of tax, compared to a $3.8 million net unrealized loss, net of tax, at December 31, 2015. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

We started purchasing subordinated corporate bonds in December 2015 and continued through the second quarter of 2016, adding $4.5 million to the portfolio. Subordinated corporate bonds are subordinated notes issued by U.S. banks and bank holding companies that meet certain underwriting criteria with coupons ranging from 5.00% to 6.25% and 10 year maturities with call options that can be exercised by the issuer after five years. At June 30, 2016 and December 31, 2015, the fair value of our subordinated corporate bonds was $5.6 million and $996,000, respectively. We have designated our subordinated corporate bond investments as AFS.

The duration of our investment securities portfolio decreased slightly to 3.9 years at June 30, 2016 from 4.0 years at December 31, 2015. This decrease was due to a higher mix of MBS investments purchased in the second quarter of 2016, making up 90% of our total investment purchases. MBS investments have a shorter weighted-average life than the municipal bonds, and, in 2015, a less significant portion of the mix of investment securities purchased were MBS. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of June 30, 2016 and concluded that no OTTI existed across our investment portfolio. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company's process and methodology.

FHLBB and FRB Bank Stock
We are required to maintain a level of investment in FHLBB stock based on the Bank's level of our FHLBB advances. In the first six months of 2016 we purchased $2.9 million of additional FHLBB stock. Our investment balance at June 30, 2016 and December 31, 2015 was $23.5 million and $20.6 million, respectively. No market exists for shares of FHLBB stock.

We are required to maintain a level of investment in FRB stock based on the Company and Acadia Trust's shareholders' equity position. In the second quarter, the Company and Acadia Trust purchased $4.5 million of additional FRB stock. Our investment balance at June 30, 2016 and December 31, 2015 was $5.4 million and $908,000, respectively. No market exists for shares of FRB stock.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 85% of our loan portfolio at June 30, 2016; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. The commercial loan portfolio increased $121.9 million, or 9%, since December 31, 2015, while the retail loan portfolio decreased $26.8 million over the same period. The decrease in our retail loan portfolio since year-end was primarily driven by a decrease in residential mortgage loans of $20.1 million. The Company has sold approximately 70% of its originated residential mortgages through the first six months of 2016 to generate fee income and enhance its interest rate sensitivity. For the three and six months ended June 30, 2016, the Company sold $56.3 million and $95.2 million of residential mortgage loans and recognized net gains of $1.3 million and $2.2 million, respectively, compared to $7.7 million and $12.5 million and net gains of $158,000 and $288,000 for the three and six months ended June 30, 2015.

At June 30, 2016, loans held for sale totaled $22.9 million, representing an increase of $12.0 million since December 31, 2015.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015	Change
			($)	(%)
Residential real estate	$800,556	$820,617	$(20,061)	(2)%
Commercial real estate	1,017,777	927,951	89,826	10%
Commercial	336,517	297,721	38,796	13%
Consumer and home equity	359,799	366,587	(6,788)	(2)%
HPFC	70,651	77,330	(6,679)	(9)%
Total loans	$2,585,300	$2,490,206	$95,094	4%
Commercial Loan Portfolio	$1,424,945	$1,303,002	$121,943	9%
Retail Loan Portfolio	$1,160,355	$1,187,204	$(26,849)	(2)%
Commercial Portfolio Mix	55%	52%
Retail Portfolio Mix	45%	48%

BOLI
In the second quarter of 2016, the Company made an additional BOLI investment of $16.7 million. Additionally, in the second quarter of 2016, we received proceeds of $578,000 on the passing of one of the insureds under our policy. Of this amount, we recognized $394,000 as income for the three and six months ended June 30, 2016 as a result of the death benefits received, which was non-taxable. Our BOLI investment at June 30, 2016 and December 31, 2015 was $77.4 million and $59.9 million, respectively.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	June 30, 2016	December 31, 2015
Non-accrual loans(1):
Residential real estate	$4,697	$7,253
Commercial real estate	13,752	4,529
Commercial	3,539	4,489
Consumer and home equity loans	1,615	2,051
HPFC	110	—
Total non-accrual loans	23,713	18,322
Accruing loans past due 90 days	112	—
Accruing TDRs not included above	4,509	4,861
Total non-performing loans	28,334	23,183
Other real estate owned	855	1,304
Total non-performing assets	$29,189	$24,487
Non-accrual loans to total loans	0.92%	0.74%
Non-performing loans to total loans	1.10%	0.93%
ALL to non-performing loans	85.71%	91.30%
Non-performing assets to total assets	0.75%	0.66%
ALL to non-performing assets	81.25%	86.44%

(1)	Non-accrual loan balances are presented net of the unamortized fair value mark discount associated with the purchase accounting for acquired loans.

Our non-performing assets to total assets ratio at June 30, 2016 was 0.75%, representing an increase of 9 basis points since year-end. The increase in non-performing assets period-over-period was driven by the increase in non-accrual loans of $5.4 million, which was driven by placing one $11.7 million commercial loan on non-accrual status. Excluding this one commercial real estate loan, non-accrual loans decreased $6.3 million, which reflects the general financial condition improvement across our borrowers, as well as our continued foreclosure and auction activity within our retail loan portfolio.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2016, potential problem loans amounted to $3.1 million, or 0.12% of total loans and 0.22% of our commercial loan portfolio, compared to $649,000, or 0.03% of total loans and 0.05% of our commercial loan portfolio, at December 31, 2015.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30, 2016	December 31, 2015
Accruing loans 30-89 days past due:
Residential real estate	$2,159	$3,590
Commercial real estate	2,267	4,295
Commercial	630	637
Consumer and home equity loans	1,090	1,255
HPFC	876	165
Total accruing loans 30-89 days past due	$7,022	$9,942
Accruing loans 30-89 days past due to total loans	0.27%	0.40%

Allowance for Loan Losses.  We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient ALL. The ALL is management’s best estimate of the probable loan losses as of the balance sheet date. The ALL is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans.

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31,
	2016	2015	2016	2015	2015
ALL at the beginning of the period	$21,339	$21,265	$21,166	$21,116	$21,116
Provision for loan losses	2,854	251	3,724	691	1,938
Charge-offs:
Residential real estate loans	19	179	229	292	801
Commercial real estate	19	48	241	103	481
Commercial loans	203	84	429	243	655
Consumer and home equity loans	83	163	226	260	679
HPFC	302	—	302	—	—
Total loan charge-offs	626	474	1,427	898	2,616
Recoveries:
Residential real estate loans	31	17	71	20	55
Commercial real estate loans	34	54	43	64	74
Commercial loans	82	78	134	182	389
Consumer and home equity loans	3	3	6	19	210
HPFC	—	—	—	—	—
Total loan recoveries	150	152	254	285	728
Net charge-offs	476	322	1,173	613	1,888
ALL at the end of the period	$23,717	$21,194	$23,717	$21,194	$21,166
Components of allowance for credit losses:
Allowance for loan losses	$23,717	$21,194	$23,717	$21,194	$21,166
Liability for unfunded credit commitments	22	26	22	26	22
Balance of allowance for credit losses at end of the period	$23,739	$21,220	$23,739	$21,220	$21,188
Total loans, excluding loans held for sale	$2,585,300	$1,807,007	$2,585,300	$1,807,007	$2,490,206
Average loans	$2,555,667	$1,802,353	2,528,572	1,791,870	$1,948,621
Net charge-offs (annualized) to average loans	0.07%	0.07%	0.09%	0.07%	0.10%
Provision for loan losses (annualized) to average loans	0.45%	0.06%	0.29%	0.08%	0.10%
ALL to total loans	0.92%	1.17%	1.15%	1.25%	0.85%
ALL to net charge-offs (annualized)	1,245.64%	1,645.50%	1,010.95%	1,728.71%	1,122.25%

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

For the three and six months ended June 30, 2016, we provided $2.9 million and $3.7 million of provision for loan loss expense to the ALL compared to $251,000 and $691,000 for the same period for 2015, respectively. The increase in the provision for loan losses for the second quarter and the first six months of 2016 compared to the same periods of 2015 was driven by (i) 9% annualized loan growth in the commercial portfolio through the first six months of 2016 and (ii) deterioration of one commercial real estate and one commercial credit accounting for $2.3 million of the provision expense in the second quarter of 2016. The commercial credit was an acquired relationship that was previously designated as a non-accrual loan upon acquisition in October 2015. The fair value mark on the acquired relationship estimated within our purchase accounting for the loan was not sufficient, and, thus required incremental provision for loan loss to record the relationship at its estimated value. We continue to closely monitor these two credits and believe that as of June 30, 2016 the ALL provided for these two credits was sufficient. Aside from these two loans, which we view as borrower specific, we saw positive momentum across our portfolio through loan credit rating upgrades. At June 30, 2016, total loans risk rated as special mention, substandard, or non-performing totaled $92.9 million, or 4% of total loans, compared to $102.4 million, or 4% of total loans, at December 31, 2015.

We believe the ALL of $23.7 million, or 0.92% of total loans and 85.71% of total non-performing loans, at June 30, 2016 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at June 30, 2016 were $2.8 billion, representing an increase of $47.1 million, or 2%, since year-end. Core deposits (demand, interest checking, savings and money market) at June 30, 2016 totaled $2.1 billion, representing an increase of $63.5 million, or 6% annualized since year-end. The increase in core deposits was due to the seasonality of our core deposits across our markets throughout Maine (consistent with last year). CDs decreased $23.4 million since year-end to $493,000 at June 30, 2016, primarily due to the maturity and non-renewal of one significant government account totaling $30.0 million that occurred in the first quarter of 2016.

Total borrowings at June 30, 2016 were $690.5 million, representing an increase of $118.1 million, or 21%, since December 31, 2015. The increase in borrowings was due to an increase in FHLBB short-term advances of $140.0 million, partially offset by a decrease in FHLBB advances of $10.0 million and lower overnight borrowings of $9.5 million. Our total borrowings have increased since year-end to assist with funding our strong loan growth over the first six months of 2016. We continue to primarily utilize short-term borrowings as interest rate remain at historical low rates and an increase in federal funding rates in the near future has become uncertain with recent market volatility globally.

Shareholders' Equity. Total shareholders' equity at June 30, 2016 was $384.9 million, representing an increase of $21.7 million, or 6%, since December 31, 2015. The increase was largely due to net income of $18.3 million for the first six months of 2016 and an increase in the net change on unrealized gains on AFS securities, net of tax, of $11.1 million due to the decrease in interest rates since year-end, partially offset by dividends declared of $0.60 per share for the six months ended June 30, 2016 totaling of $6.2 million and an increase in the net change on unrealized losses, net of tax, on our interest rate swaps arrangements designated as hedges of $3.0 million due to the decrease in interest rates since year-end.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
Return on average assets	1.01%	1.02%	0.97%	0.92%	0.70%
Return on average equity	10.22%	11.35%	9.82%	10.29%	7.54%
Return on average tangible equity	14.50%	14.33%	14.04%	13.08%	9.91%
Average equity to average assets	9.89%	9.03%	9.88%	8.97%	9.26%
Dividend payout ratio	32.30%	34.87%	34.11%	34.87%	50.60%
Book value per share	$37.43	$34.17	$37.43	$34.17	$35.54
Tangible book value per share(1)	$27.47	$27.78	$27.47	$27.78	$25.33
Dividends declared per share	$0.30	$0.30	$0.60	$0.60	$1.20
(1) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "Capital Resources" and Note 7 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2016 and December 31, 2015, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans; investments and mortgage-backed securities, of which the fair value at June 30, 2016 of investment securities designated as AFS, were in an unrealized gain position and were not pledged as collateral totaled $261.1 million; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2016, average deposits (excluding brokered deposits) of $2.5 billion increased $793.2 million, or 46%, compared to the same period last year. Average core deposits of $2.0 billion for the six months ended June 30, 2016 increased $610.1 million, or 44%, compared to the same period a year ago due to the core deposits acquired in connection with the SBM acquisition of $497.4 million on October 16, 2015, as well as organic growth. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, totaled $61.9 million at June 30, 2016. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2016 average total borrowings (including brokered deposits) increased $53.7 million to $855.7 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $68.4 million as of June 30, 2016. We had no outstanding balances on these lines of credit at June 30, 2016. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2016. We had no outstanding balance on these lines of credit at June 30, 2016.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $384.9 million, $363.2 million and $254.5 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, which amounted to 10%, 10% and 9%, respectively, of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2015.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $6.2 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase in dividends declared in the first half of 2016 of $1.7 million compared to the first half of 2015 was primarily due to the increase in common shares outstanding in connection with the SBM acquisition for which 2.7 million shares were issued. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends in the aggregate amount of $9.3 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 7 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At June 30, 2016 and December 31, 2015, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2016, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$464,991	$166,792	$36,460	$7,533	$254,206
Commercial commitment letters	52,268	52,268	—	—	—
Residential loan origination	28,809	28,809	—	—	—
Letters of credit	3,009	3,009	—	—	—
Other commitments to extend credit	442	442	—	—	—
Total	$549,519	$251,320	$36,460	$7,533	$254,206

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At June 30, 2016, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$7,441	$1,551	$2,462	$1,431	$1,997
Capital leases	1,254	126	253	254	621
FHLBB borrowings - overnight	3,330	3,330	—	—	—
FHLBB borrowings - advances	415,000	385,000	20,000	10,000	—
Retail repurchase agreements	182,549	182,549	—	—	—
Commercial repurchase agreements	30,030	30,030	—	—
Subordinated debentures	44,177	—	—	—	44,177
Other contractual obligations	—	—	—	—	—
Total	$683,781	$602,586	$22,715	$11,685	$46,795

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

At June 30, 2016 and December 31, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. At June 30, 2016 and December 31, 2015, the interest rate swaps were in a loss position of $13.3 million and $9.2 million, respectively, and were recorded as a liability within our consolidated statements of condition.

At June 30, 2016 and December 31, 2015, we had $50.0 million of notional on two tranches of 30-day FHLBB advances. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. We entered into these interest rate swaps to mitigate our interest rate exposure on borrowings in a rising interest rate environment. At June 30, 2016 and December 31, 2015, the interest rate swaps were in a loss position of $1.2 million and $576,000 and were recorded as a liability within our consolidated statements of condition.

Refer to Note 13 of the consolidated financial statements for further details.

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

At June 30, 2016 and December 31, 2015, we had a notional amount of $232.3 million and $142.9 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan swap program. At June 30, 2016 and December 31, 2015, the fair value of these arrangements were $15.0 million and $3.2 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

Refer to Note 13 of the consolidated financial statements for further details.

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

At June 30, 2016 and December 31, 2015, we had a notional amount of $49.1 million and $20.7 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline. At June 30, 2016 and December 31, 2015, the fair value of our interest rate locks was $523,000 and $139,000, respectively, and was recorded as assets on our consolidated statements of condition. For the three and six months ended June 30, 2016 and 2015, we recorded the change in unrealized gains on these interest rate lock commitments of $92,000, $384,000, $18,000 and $14,000, respectively, within mortgage banking income (net) on the consolidated statements of income.

Refer to Note 13 of the consolidated financial statements for further details.

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

The simulation model captures the impact of changing interest rates, interest rate indices and spreads, rate caps and floors on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments, if any. The simulation of net interest income also requires a number of key assumptions such as: (i) no balance sheet growth, (ii) the future balance sheet mix, including prepayment assumptions for loans and securities projected under each rate scenario, (iii) new business loan rates that are based on recent origination experience, (iv) deposit pricing beta assumptions, and (v) non-maturity decay rate estimates. These assumptions can be inherently uncertain, and, as a result, actual results may differ from the simulation forecasts due to the timing, magnitude and frequency of rate changes, future business conditions and unanticipated changes in management strategies. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would result in negative rates as many deposit and funding rates are now below 2.00%. Our current downward shift is 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

As of June 30, 2016 and 2015, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2016	June 30, 2015
Year 1
+200 basis points	(2.00)%	(5.92)%
-100 basis points	(1.33)%	(0.71)%
Year 2
+200 basis points	1.31%	(6.55)%
-100 basis points	(7.83)%	(4.96)%

The most significant factors affecting the changes in market risk exposure at June 30, 2016 compared to June 30, 2015 were the acquisition of SBM, which increased the mix of variable rate loans and increased core deposits, and an increase in back-to-back loan swaps. If rates remain at or near current levels, net interest income is projected to decrease slightly in year 1 and year 2 as loan rates have repriced to current rates and the cost of funds remains unchanged. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while the cost of funds remains flat. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, net interest income is projected to increase as loans and investments continue to reprice/reset into higher yields while the cost of funds lag. At this point, the Company's balance sheet becomes asset sensitive. In years three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base.

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

	Economic Value of Equity
Change in Interest Rates(1)	June 30, 2016	June 30, 2015
+200 basis points	8.70%	8.73%
+100 basis points	8.81%	9.37%
Base	8.65%	9.97%
-100 basis points	7.29%	9.31%
(1) Assumes instantaneous parallel changes in interest rates.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At June 30, 2016, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of interest rate swap agreements related to our short-term funding and $232.3 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program with the participating borrower and counterparty. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 5, 2016
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Office)

/s/ Deborah A. Jordan	August 5, 2016
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer