Form 10-Q
period 2016-09-30
CAMDEN NATIONAL CORP
filed 2016-11-04
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Outstanding at November 1, 2016:  Common stock (no par value) 15,440,981 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Number of Shares)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$99,458	$79,488
Securities:
Available-for-sale securities, at fair value	788,880	750,338
Held-to-maturity securities, at amortized cost	94,205	84,144
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,201	21,513
Total securities	906,286	855,995
Loans held for sale	24,644	10,958
Loans	2,592,009	2,490,206
Less: allowance for loan losses	(23,290)	(21,166)
Net loans	2,568,719	2,469,040
Goodwill	94,697	95,657
Other intangible assets	7,240	8,667
Bank-owned life insurance	77,937	59,917
Premises and equipment, net	43,934	45,959
Deferred tax assets	34,632	39,716
Interest receivable	8,364	7,985
Other real estate owned	811	1,304
Other assets	37,244	34,658
Total assets	$3,903,966	$3,709,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$427,349	$357,673
Interest checking	763,710	740,084
Savings and money market	979,085	912,668
Certificates of deposit	489,856	516,867
Brokered deposits	229,225	199,087
Total deposits	2,889,225	2,726,379
Short-term borrowings	489,749	477,852
Long-term borrowings	10,808	35,911
Subordinated debentures	58,716	58,599
Accrued interest and other liabilities	62,287	47,413
Total liabilities	3,510,785	3,346,154
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 20,000,000 shares, issued and outstanding 15,434,856 and 15,330,717 shares as of September 30, 2016 and December 31, 2015, respectively	155,264	153,083
Retained earnings	242,092	222,329
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities, net of tax	6,595	(3,801)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(8,838)	(6,374)
Net unrecognized losses on postretirement plans, net of tax	(1,932)	(2,047)
Total accumulated other comprehensive loss	(4,175)	(12,222)
Total shareholders’ equity	393,181	363,190
Total liabilities and shareholders’ equity	$3,903,966	$3,709,344
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Number of Shares and Per Share Data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$27,395	$18,651	$82,117	$56,077
Interest on U.S. government and sponsored enterprise obligations	4,049	3,598	12,055	11,187
Interest on state and political subdivision obligations	702	624	2,127	1,504
Interest on federal funds sold and other investments	448	183	1,051	393
Total interest income	32,594	23,056	97,350	69,161
Interest Expense
Interest on deposits	2,204	1,557	6,355	4,630
Interest on borrowings	1,161	849	3,610	2,556
Interest on subordinated debentures	857	638	2,557	1,894
Total interest expense	4,222	3,044	12,522	9,080
Net interest income	28,372	20,012	84,828	60,081
Provision for credit losses	1,279	279	5,003	979
Net interest income after provision for credit losses	27,093	19,733	79,825	59,102
Non-Interest Income
Debit card income	1,894	1,266	5,650	3,652
Service charges on deposit accounts	1,799	1,554	5,356	4,634
Other service charges and fees	591	416	1,494	1,124
Mortgage banking income, net	2,407	390	4,921	975
Income from fiduciary services	1,225	1,177	3,736	3,725
Bank-owned life insurance	585	443	1,899	1,267
Brokerage and insurance commissions	594	411	1,569	1,362
Net gain on sale of securities	—	4	4	4
Other income	1,906	900	4,841	2,275
Total non-interest income	11,001	6,561	29,470	19,018
Non-Interest Expense
Salaries and employee benefits	12,044	8,691	35,634	25,550
Furniture, equipment and data processing	2,349	1,705	7,157	5,530
Net occupancy costs	1,685	1,194	5,352	3,905
Consulting and professional fees	742	470	2,609	1,734
Regulatory assessments	667	513	2,162	1,534
Debit card expense	669	431	2,107	1,299
Other real estate owned and collection costs	877	543	2,029	1,554
Amortization of intangible assets	475	288	1,427	862
Merger and acquisition costs	45	766	866	1,629
Other expenses	2,596	2,110	8,045	6,072
Total non-interest expense	22,149	16,711	67,388	49,669
Income before income taxes	15,945	9,583	41,907	28,451
Income Taxes	5,042	3,127	12,742	9,191
Net Income	$10,903	$6,456	$29,165	$19,260

Per Share Data
Basic earnings per share	$0.70	$0.58	$1.88	$1.72
Diluted earnings per share	$0.70	$0.57	$1.88	$1.71
Weighted average number of common shares outstanding	15,425,452	11,179,821	15,410,310	11,165,297
Diluted weighted average number of common shares outstanding	15,507,561	11,215,844	15,483,320	11,196,749

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net Income	$10,903	$6,456	$29,165	$19,260
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of $405, ($1,649), ($5,599) and ($1,723), respectively	(752)	3,064	10,399	3,202
Net reclassification adjustment for gains included in net income, net of tax of $0, $1, $1 and $1, respectively(1)	—	(3)	(3)	(3)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(752)	3,061	10,396	3,199
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of ($107), $1,221, $1,859, and $1,115, respectively	199	(2,267)	(3,453)	(2,070)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($187), ($271), ($532) and ($447), respectively(2)	347	504	989	829
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	546	(1,763)	(2,464)	(1,241)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($20), ($20), ($62) and ($61), respectively(3)	39	39	115	116
Other comprehensive income (loss)	(167)	1,337	8,047	2,074
Comprehensive Income	$10,736	$7,793	$37,212	$21,334
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.
(2) Reclassified into the consolidated statements of income in interest on subordinated debentures.
(3) Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Number of Shares and Per Share Data)	Shares Outstanding[1]	Amount	Retained Earnings
Balance at December 31, 2014	11,139,333	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	19,260	—	19,260
Other comprehensive income, net of tax	—	—	—	2,074	2,074
Stock-based compensation expense	—	542	—	—	542
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	41,734	512	—	—	512
Equity issuance costs	—	(537)	—	—	(537)
Cash dividends declared ($0.60 per share)(1)	—	—	(7,557)	—	(7,557)
Balance at September 30, 2015	11,181,067	$42,072	$223,682	$(6,351)	$259,403

Balance at December 31, 2015	15,330,717	$153,083	$222,329	$(12,222)	$363,190
Cumulative effect adjustment (Note 16)	—	72	(72)	—	—
Cash in-lieu, stock split (Note 2)	(173)	(5)	—	—	(5)
Net income	—	—	29,165	—	29,165
Other comprehensive income, net of tax	—	—	—	8,047	8,047
Stock-based compensation expense	—	1,521	—	—	1,521
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	104,312	593	—	—	593
Cash dividends declared ($0.60 per share)(1)	—	—	(9,330)	—	(9,330)
Balance at September 30, 2016	15,434,856	$155,264	$242,092	$(4,175)	$393,181
(1) Share and per share amounts have been adjusted to reflect the three-for-two stock split effective September 30, 2016, for all periods presented. Refer to Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In Thousands)	2016	2015
Operating Activities
Net Income	$29,165	$19,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,003	979
Depreciation expense	3,498	2,130
Purchase accounting accretion, net	(3,792)	(295)
Investment securities amortization, net	2,234	1,638
Stock-based compensation expense	1,521	542
Amortization of intangible assets	1,427	862
Net (decrease) increase in other real estate owned valuation allowance and (gain) loss on disposition	(147)	348
Originations of mortgage loans held for sale	(180,182)	(25,341)
Proceeds from the sale of mortgage loans	170,765	24,985
Gain on sale of mortgage loans	(4,171)	(530)
Decrease (increase) in other assets	7,529	(2,944)
Increase in other liabilities	154	117
Net cash provided by operating activities	33,004	21,751
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	105,863	123,650
Purchase of available-for-sale securities	(130,254)	(81,262)
Purchase of held-to-maturity securities	(10,448)	(55,462)
Net increase in loans	(101,732)	(60,601)
Purchase of bank-owned life insurance, net of death benefit proceeds	(16,122)	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(7,341)	(56)
Proceeds from sale of Federal Home Loan Bank stock	5,652	—
Proceeds from the sale of other real estate owned	672	2,760
Recoveries of previously charged-off loans	381	554
Purchase of premises and equipment	(1,507)	(1,797)
Proceeds from the sale of premises and equipment	90	—
Net cash used by investing activities	(154,746)	(72,214)
Financing Activities
Net increase in deposits	163,563	76,155
Net proceeds from (repayments of) borrowings less than 90 days	36,846	(12,081)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	(25,000)	(11,039)
Repayments of wholesale repurchase agreements	(25,000)	—
Equity issuance costs	—	(537)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	593	512
Cash dividends paid on common stock and cash in-lieu paid for fractional shares due to stock split	(9,290)	(6,716)
Net cash provided by financing activities	141,712	56,294
Net increase in cash and cash equivalents	19,970	5,831
Cash and cash equivalents at beginning of period	79,488	60,813
Cash and cash equivalents at end of period	$99,458	$66,644
Supplemental information
Interest paid	$12,673	$9,104
Income taxes paid	4,844	8,345
Transfer from loans to other real estate owned	32	1,725
Measurement-period adjustments	960	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2016 and December 31, 2015, the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2016 and 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and nine months ended September 30, 2016 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2015 Annual Report on Form 10-K.

The defined terms, acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information." The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

Acadia Trust:	Acadia Trust, N.A., a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
AFS:	Available-for-sale	LIBOR:	London Interbank Offered Rate
ALCO:	Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
ALL:	Allowance for loan losses	Management ALCO:	Management Asset/Liability Committee
AOCI:	Accumulated other comprehensive income (loss)	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
ASU:	Accounting Standards Update	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of the Company
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSHA:	Maine State Housing Authority
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis (non-GAAP)
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	NRV:	Net realizable value
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CSV:	Cash surrender value	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructured loan
FHLB:	Federal Home Loan Bank	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLBB:	Federal Home Loan Bank of Boston	U.S.:	United States of America
FRB:	Federal Reserve Bank	USD:	United States Dollar
Freddie Mac:	Federal Home Loan Mortgage Corporation	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
HTM:	Held-to-maturity

NOTE 2 - COMMON STOCK SPLIT

On August 30, 2016, the Company's board of directors declared a three-for-two stock split, effected in the form of a stock dividend, on the Company's common stock. Each shareholder of record on September 15, 2016, received one additional share of common stock for every two shares of common stock owned. The stock was issued September 30, 2016. All references in the financial statements to the number of shares outstanding, dividends declared and per share amounts of the Company's common stock have been restated to reflect the effect of the stock split for all periods presented.

The Company paid shareholders cash in-lieu of fractional shares of common stock in connection with the split, at a price of $31.75 per share, the closing price of the Company’s common stock on September 14, 2016. The total cash in-lieu paid out for fractional shares was $5,000, and was accounted for as a reduction of capital stock.

NOTE 3 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,903	$6,456	$29,165	$19,260
Dividends and undistributed earnings allocated to participating securities(1)	(54)	(21)	(134)	(61)
Net income available to common shareholders	$10,849	$6,435	$29,031	$19,199
Weighted-average common shares outstanding for basic EPS(2)	15,425,452	11,179,821	15,410,310	11,165,297
Dilutive effect of stock-based awards(2)(3)	82,109	36,023	73,010	31,452
Weighted-average common and potential common shares for diluted EPS(2)	15,507,561	11,215,844	15,483,320	11,196,749
Earnings per common share(2):
Basic EPS	$0.70	$0.58	$1.88	$1.72
Diluted EPS	$0.70	$0.57	$1.88	$1.71
Awards excluded from the calculation of diluted EPS(2)(4):
Stock options	—	20,625	18,375	24,375
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Share and per share amounts have been adjusted to reflect the three-for-two stock split effective September 30, 2016, for all periods presented. Refer to Note 2.
(3) Represents the effect of the assumed exercise of stock options, vesting of restricted shares, vesting of restricted stock units, and vesting of LTIP awards that have met the performance criteria, as applicable, utilizing the treasury stock method.
(4) Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock and are considered anti-dilutive.

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

NOTE 4 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$15,721	$134	$—	$15,855
Obligations of states and political subdivisions	9,763	238	—	10,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	442,099	8,366	(157)	450,308
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	305,039	2,222	(899)	306,362
Subordinated corporate bonds	5,481	223	—	5,704
Total AFS debt securities	778,103	11,183	(1,056)	788,230
Equity securities	632	18	—	650
Total AFS securities	$778,735	$11,201	$(1,056)	$788,880
HTM Securities:
Obligations of states and political subdivisions	$94,205	$3,898	$(7)	$98,096
Total HTM securities	$94,205	$3,898	$(7)	$98,096
December 31, 2015
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,971	$69	$—	$5,040
Obligations of states and political subdivisions	17,355	339	—	17,694
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,429	3,474	(3,857)	419,046
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	312,719	409	(6,271)	306,857
Subordinated corporate bonds	1,000	—	(4)	996
Total AFS debt securities	755,474	4,291	(10,132)	749,633
Equity securities	712	2	(9)	705
Total AFS securities	$756,186	$4,293	$(10,141)	$750,338
HTM Securities:
Obligations of states and political subdivisions	$84,144	$1,564	$(61)	$85,647
Total HTM securities	$84,144	$1,564	$(61)	$85,647

Net unrealized gains on AFS securities at September 30, 2016 included in AOCI amounted to $6.6 million, net of a deferred tax liability of $3.6 million. Net unrealized losses on AFS securities at December 31, 2015 included in AOCI amounted to $3.8 million, net of a deferred tax benefit of $2.0 million.

During the first nine months of 2016, the Company purchased investment securities totaling $140.7 million. The Company designated $130.3 million as AFS securities and $10.4 million as HTM securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2016 and December 31, 2015, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$3,071	$(5)	$32,128	$(152)	$35,199	$(157)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	33,636	(85)	79,213	(814)	112,849	(899)
Total AFS securities	$36,707	$(90)	$111,341	$(966)	$148,048	$(1,056)
HTM Securities:
Obligations of states and political subdivisions	$1,382	$(7)	$—	$—	$1,382	$(7)
Total HTM securities	$1,382	$(7)	$—	$—	$1,382	$(7)
December 31, 2015
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$234,897	$(2,351)	$45,629	$(1,506)	$280,526	$(3,857)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	111,143	(1,068)	147,180	(5,203)	258,323	(6,271)
Subordinated corporate bonds	996	(4)	—	—	996	(4)
Equity Securities	615	(9)	—	—	615	(9)
Total AFS securities	$347,651	$(3,432)	$192,809	$(6,709)	$540,460	$(10,141)
HTM Securities:
Obligations of states and political subdivisions	$5,507	$(61)	$—	$—	$5,507	$(61)
Total HTM securities	$5,507	$(61)	$—	$—	$5,507	$(61)

At September 30, 2016 and December 31, 2015, the Company held 32 and 109 investment securities with a fair value of $149.4 million and $546.0 million with unrealized losses totaling $1.1 million and $10.2 million, respectively, that were considered temporary. Of these, the Company had 30 MBS and CMO investments with a fair value of $111.3 million that were in an unrealized loss position totaling $966,000 at September 30, 2016 and 28 MBS and CMO investments with a fair value of $192.8 million that were in an unrealized loss position totaling $6.7 million at December 31, 2015 for 12 months or more. The unrealized loss was reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At September 30, 2016 and

December 31, 2015, gross unrealized losses on the Company's AFS and HTM securities were 1% and 2%, respectively, of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2016 until the decline in value has recovered.

Sale of Securities
The following table details the Company’s sales of AFS securities for the period indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales of securities	$—	$12,426	$84	$12,426
Gross realized gains	—	221	4	221
Gross realized losses	—	(217)	—	(217)

For the three months ended September 30, 2016, the Company did not sell any securities. For the three months ended September 30, 2015, the Company sold certain AFS securities with total carrying value of $12.4 million and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. As part of the Company’s securities portfolio restructuring due to its pending merger with SBM as of September 30, 2015 (which subsequently was completed on October 16, 2015) it sold all of its Non-Agency guaranteed CMO investments in the quarter ended September 30, 2015, along with $7.3 million of MBS investments experiencing high prepayment speeds. The Company recorded a net gain of $4,000 from the sale of its Non-Agency guaranteed CMO and MBS investments. The Company had previously recorded OTTI on its Non-Agency guaranteed CMO investments of $204,000.

For the nine months ended September 30, 2016, the Company sold certain AFS securities with a total carrying value of $84,000 and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold. For the nine months ended September 30, 2015, the Company sold certain AFS securities with total carrying value of $12.4 million and recorded net gains on sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income.

The cost basis of securities sold is measured on a specific identification basis.

FHLBB and FRB Stock
As of September 30, 2016 and December 31, 2015, the Company's investment in FHLBB stock was $17.8 million and $20.6 million, respectively. As of September 30, 2016 and December 31, 2015, the Company's investment in FRB stock was $5.4 million and $908,000, respectively.

Securities Pledged
At September 30, 2016 and December 31, 2015, securities with an amortized cost of $594.9 million and $577.6 million and estimated fair values of $602.2 million and $570.9 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,440	$1,442
Due after one year through five years	105,688	107,064
Due after five years through ten years	101,074	104,023
Due after ten years	569,901	575,701
	$778,103	$788,230
HTM Securities
Due after one year through five years	$2,943	$3,002
Due after five years through ten years	5,435	5,624
Due after ten years	85,827	89,470
	$94,205	$98,096

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Residential real estate(1)	$798,306	$821,074
Commercial real estate(1)	1,055,043	927,951
Commercial(1)	324,322	297,721
Home equity(1)	331,728	348,634
Consumer(1)	17,333	17,953
HPFC(1)	65,619	77,243
Deferred loan fees, net	(342)	(370)
Total loans	$2,592,009	$2,490,206
(1) The loan balances are presented net of the unamortized fair value mark discount associated with the purchase accounting for acquired loans of $9.6 million and $13.1 million at September 30, 2016 and December 31, 2015, respectively.

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

There were no significant changes in the Company's ALL methodology during the nine months ended September 30, 2016.

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

The following tables present the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Three and Nine Months Ended September 30, 2016
ALL for the three months ended:
Beginning balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$—	$23,717
Loans charged off	—	(32)	(1,541)	(44)	(19)	(205)	—	(1,841)
Recoveries	1	7	118	—	1	—	—	127
Provision (credit)(1)	163	1,046	148	(335)	(13)	278	—	1,287
Ending balance	$4,595	$12,580	$3,283	$2,567	$162	$103	$—	$23,290
ALL for the nine months ended:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans charged off	(229)	(273)	(1,970)	(229)	(60)	(507)	—	(3,268)
Recoveries	72	50	252	2	5	—	—	381
Provision(1)	207	2,371	1,760	63	24	586	—	5,011
Ending balance	$4,595	$12,580	$3,283	$2,567	$162	$103	$—	$23,290
ALL balance attributable to loans:
Individually evaluated for impairment	$511	$1,284	$—	$88	$—	$74	$—	$1,957
Collectively evaluated for impairment	4,084	11,296	3,283	2,479	162	29	—	21,333
Total ending ALL	$4,595	$12,580	$3,283	$2,567	$162	$103	$—	$23,290
Loans:
Individually evaluated for impairment	$4,551	$13,286	$2,243	$489	$7	$106	$—	$20,682
Collectively evaluated for impairment	792,485	1,041,021	322,179	332,606	17,409	65,627	—	2,571,327
Total ending loans balance	$797,036	$1,054,307	$324,422	$333,095	$17,416	$65,733	$—	$2,592,009
For The Three and Nine Months Ended September 30, 2015
ALL for the three months ended:
Beginning balance	$4,689	$8,160	$3,315	$2,144	$268	$—	$2,618	$21,194
Loans charged off	(176)	(71)	(144)	(198)	(23)	—	—	(612)
Recoveries	15	4	115	132	3	—	—	269
Provision (credit)(1)	4	884	(138)	(6)	13	—	(476)	281
Ending balance	$4,532	$8,977	$3,148	$2,072	$261	$—	$2,142	$21,132
ALL for the nine months ended:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(468)	(174)	(387)	(439)	(42)	—	—	(1,510)
Recoveries	35	68	297	137	17	—	—	554
Provision (credit)(1)	66	1,132	(116)	127	5	—	(242)	972
Ending balance	$4,532	$8,977	$3,148	$2,072	$261	$—	$2,142	$21,132
ALL balance attributable to loans:
Individually evaluated for impairment	$645	$280	$92	$89	$78	$—	$—	$1,184
Collectively evaluated for impairment	3,887	8,697	3,056	1,983	183	—	2,142	19,948
Total ending ALL	$4,532	$8,977	$3,148	$2,072	$261	$—	$2,142	$21,132
Loans:
Individually evaluated for impairment	$5,200	$3,737	$950	$506	$157	$—	$—	$10,550
Collectively evaluated for impairment	577,876	687,198	257,155	280,986	16,378	—	—	1,819,593
Total ending loans balance	$583,076	$690,935	$258,105	$281,492	$16,535	$—	$—	$1,830,143

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2015
ALL:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,888	153	821	44	24	(2,384)	1,938
Ending balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
ALL balance attributable to loans:
Individually evaluated for impairment	$544	$644	$92	$89	$—	$—	$—	$1,369
Collectively evaluated for impairment	4,001	9,788	3,149	2,642	193	24	—	19,797
Total ending ALL	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$6,026	$4,610	$3,937	$588	$74	$—	$—	$15,235
Collectively evaluated for impairment	814,591	923,341	293,784	348,046	17,879	77,330	—	2,474,971
Total ending loans balance	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2016 and 2015, and December 31, 2015, the reserve for unfunded commitments was $14,000, $24,000 and $22,000, respectively.

The following table reconciles the three and nine months ended September 30, 2016 and 2015, and year ended December 31, 2015 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
Provision for loan losses	$1,287	$281	$5,011	$972	$1,938
Change in reserve for unfunded commitments	(8)	(2)	(8)	7	(2)
Provision for credit losses	$1,279	$279	$5,003	$979	$1,936

The provision for loan losses for the three and nine months ended September 30, 2016 increased $1.0 million and $4.0 million, respectively, compared to the three and nine months ended September 30, 2015. The increase was driven by (i) the increase in loans (excluding loans held for sale) of $761.9 million since September 30, 2015, of which $615.4 million the Company acquired as part of the SBM acquisition in the fourth quarter of 2015, as well as (ii) the deterioration of one commercial real estate and one commercial credit in the second quarter of 2016 accounting for $2.3 million of the provision for loan losses for the nine months ended September 30, 2016. The Company placed the commercial real estate loan on non-accrual status in the second quarter of 2016, and the commercial loan was previously on non-accrual status. The recorded investment balance of the commercial real estate loan at September 30, 2016 was $11.3 million and the recorded investment balance of the commercial loan at September 30, 2016 was $1.6 million. The Company believes that the credit deterioration of these two credits were driven by specific facts and circumstances of the borrowers and does not represent a systemic issue across its commercial real estate or commercial loan portfolios. In the third quarter of 2016, the Company partially charged-off $1.4 million of the aforementioned commercial loan, which was previously reserved for in the second quarter of 2016.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by Credit Risk Administration. As of September 30, 2016, the non-residential building operators industry exposure was 13% of the Company's total loan portfolio and 33% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2016.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
September 30, 2016
Pass (Grades 1-6)	$783,938	$994,867	$311,974	$—	$—	$64,234	$2,155,013
Performing	—	—	—	331,449	17,412	—	348,861
Special Mention (Grade 7)	2,530	17,869	7,826	—	—	269	28,494
Substandard (Grade 8)	10,568	41,571	4,622	—	—	1,230	57,991
Non-performing	—	—	—	1,646	4	—	1,650
Total	$797,036	$1,054,307	$324,422	$333,095	$17,416	$65,733	$2,592,009
December 31, 2015
Pass (Grades 1-6)	$802,873	$868,664	$281,553	$—	$—	$70,173	$2,023,263
Performing	—	—	—	346,701	17,835	—	364,536
Special Mention (Grade 7)	3,282	20,732	7,527	—	—	3,179	34,720
Substandard (Grade 8)	14,462	38,555	8,641	—	—	3,978	65,636
Non-performing	—	—	—	1,933	118	—	2,051
Total	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$2,490,206

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2016
Residential real estate	$1,460	$942	$2,818	$5,220	$791,816	$797,036	$—	$3,986
Commercial real estate	557	151	12,710	13,418	1,040,889	1,054,307	—	12,917
Commercial	1,568	117	565	2,250	322,172	324,422	—	2,259
Home equity	394	178	1,314	1,886	331,209	333,095	—	1,646
Consumer	41	2	4	47	17,369	17,416	—	4
HPFC	492	—	216	708	65,025	65,733	—	216
Total	$4,512	$1,390	$17,627	$23,529	$2,568,480	$2,592,009	$—	$21,028
December 31, 2015
Residential real estate	$3,325	$571	$6,077	$9,973	$810,644	$820,617	$—	$7,253
Commercial real estate	4,219	2,427	1,584	8,230	919,721	927,951	—	4,529
Commercial	267	550	1,002	1,819	295,902	297,721	—	4,489
Home equity	643	640	1,505	2,788	345,846	348,634	—	1,933
Consumer	112	7	118	237	17,716	17,953	—	118
HPFC	165	—	—	165	77,165	77,330	—	—
Total	$8,731	$4,195	$10,286	$23,212	$2,466,994	$2,490,206	$—	$18,322

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $251,000, $675,000, $103,000 and $375,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Residential real estate	21	22	$3,245	$3,398	$511	$544
Commercial real estate	3	6	1,017	1,459	—	48
Commercial	13	9	1,711	399	—	11
Home equity	1	1	17	21	—	—
Total	38	38	$5,990	$5,277	$511	$603

At September 30, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.4 million and $1.6 million, respectively. At December 31, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $446,000, respectively.

The following represents loan modifications that occurred for the three and nine months ended September 30, 2016 and 2015 that qualify as TDRs and the type of loan modification made by portfolio segment at September 30:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2016	2015	2016	2015	2016	2015	2016	2015
For the three months ended
Residential real estate:
Court ordered	—	1	$—	$74	$—	$78	$—	$—
Commercial:
Maturity concession	6	—	1,344	—	1,652	—	—	—
Total	6	1	$1,344	$74	$1,652	$78	$—	$—
For the nine months ended
Residential real estate:
Court ordered	—	1	$—	$74	$—	$78	$—	$—
Commercial:
Maturity concession	6	—	1,344	—	1,652	—	—	—
Total	6	1	$1,344	$74	$1,652	$78	$—	$—

During the third quarter of 2016, the Company completed the restructure of one commercial relationship, which resulted in six TDRs. As part of the restructure the Company committed to lend additional funds of up to $280,000. The Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs as of September 30, 2016.
For the nine months ended September 30, 2016 and 2015, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for three and nine months ended September 30, 2016 and 2015, and as of and for the year-ended December 31, 2015:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
September 30, 2016:
With an allowance recorded:
Residential real estate	$3,041	$3,041	$511	$3,050	$56	$3,108	$81
Commercial real estate	11,354	11,354	1,284	7,582	—	3,092	—
Commercial	—	—	—	1,782	—	1,016	—
Home equity	302	302	88	303	—	307	—
Consumer	—	—	—	—	—	—	—
HPFC	106	106	74	35	—	97	—
Ending balance	14,803	14,803	1,957	12,752	56	7,620	81
Without an allowance recorded:
Residential real estate	1,510	1,996	—	1,731	7	2,275	7
Commercial real estate	1,932	2,427	—	2,015	33	2,322	37
Commercial	2,243	4,667	—	1,354	(11)	2,639	12
Home equity	187	374	—	188	3	181	—
Consumer	7	10	—	7	4	7	—
HPFC	—	—	—	—	—	—	—
Ending balance	5,879	9,474	—	5,295	36	7,424	56
Total impaired loans	$20,682	$24,277	$1,957	$18,047	$92	$15,044	$137
September 30, 2015:
With an allowance recorded:
Residential real estate	$3,581	$3,581	$645	$4,409	$55	$4,168	$82
Commercial real estate	468	501	280	86	—	259	—
Commercial	247	247	92	199	5	218	6
Home equity	303	303	89	—	—	135	—
Consumer	140	140	78	140	—	140	—
HPFC	—	—	—	—	—	—	—
Ending Balance	4,739	4,772	1,184	4,834	60	4,920	88
Without an allowance recorded:
Residential real estate	1,619	2,118	—	1,774	4	1,607	6
Commercial real estate	3,269	3,430	—	3,102	18	2,735	45
Commercial	703	876	—	503	4	567	8
Home equity	203	454	—	303	—	390	—
Consumer	17	37	—	17	—	17	—
HPFC	—	—	—	—	—	—	—
Ending Balance	5,811	6,915	—	5,699	26	5,316	59
Total impaired loans	$10,550	$11,687	$1,184	$10,533	$86	$10,236	$147
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

The impaired loan information presented for the three and nine months ended September 30, 2015 and year ended December 31, 2015 was revised to disclose only those impaired loans that are individually evaluated for impairment in accordance with the Company's policy, which includes (i) loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status and (ii) all TDRs. Previously, the Company's impaired loan disclosures included certain non-accrual loans which were collectively evaluated under ASC 450-20. The revision of prior period information had no impact on the Company's ALL, provision for loan losses, or its asset quality ratios as of September 30, 2016, and for the three and nine months ended September 30, 2015 and year ended December 31, 2015.

Loan Sales:
For the three and nine months ended September 30, 2016 and 2015, the Company sold $71.4 million, $166.6 million, $11.9 million and $24.5 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $2.0 million, $4.2 million, $243,000 and $530,000, respectively.

At September 30, 2016 and December 31, 2015, the Company had certain residential mortgage loans with a principal balance of $24.4 million and $10.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale and for the three and nine months ended September 30, 2016 and 2015, the Company recorded within non-interest income on its consolidated statements of income the net change in unrealized gains (losses) of $(55,000), $99,000, $(15,000) and $4,000, respectively.

OREO:
The Company records its properties obtained through foreclosure or deed-in-lieu of foreclosure as OREO properties on the consolidated statements of condition at NRV. At September 30, 2016, the Company had two residential and three commercial real estate properties with a carrying value of $75,000 and $736,000, respectively, within OREO. At December 31, 2015, the Company had two residential real estate properties and seven commercial properties with a carrying value of $241,000 and $1.0 million, respectively, within OREO.

In-Process Foreclosure Proceedings:

At September 30, 2016 and December 31, 2015, the Company had $1.5 million and $2.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process, representing 27% and 32%, respectively, of non-accrual loans within the Company's residential, consumer and home equity portfolios. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at September 30, 2016 and December 31, 2015.

Refer to Notes 4 and 13 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 6 – SBM ACQUISITION

On October 16, 2015, the Company completed its acquisition of SBM, as previously reported. For the nine months ended September 30, 2016, the Company made certain measurement-period adjustments to its initial purchase accounting that decreased goodwill reported at December 31, 2015 by $960,000. These measurement-period adjustments increased the previously reported loan balance by $137,000, increased acquired interest receivable and other assets by $157,000, and increased acquired deferred tax assets $666,000. The measurement-period adjustments will not have a material effect on current or future years' net income and were presented and disclosed prospectively in accordance with ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

The Company completed its purchase accounting for the SBM acquisition in the second quarter of 2016. The following table summarizes the fair value of the assets acquired and liabilities assumed:

	As Acquired	Fair Value Adjustments (Previously Reported)	Measurement-Period Adjustments	As Recorded at Acquisition
Consideration Paid:
Cash				$26,125
Company common stock (4,124,643 shares at $26.32 per share)(1)				108,561
Non-qualified stock options				1,990
Total consideration paid				136,676
Recognized identifiable assets acquired and liabilities assumed, at fair value:
Loans and loans held for sale	$639,390	$(11,497)	$137	628,030
Cash and due from banks	86,042	—	—	86,042
Investments	39,716	26	—	39,742
Deferred tax assets	26,293	(1,177)	666	25,782
Premises and equipment	16,851	7,093	—	23,944
OREO	2,530	(1,801)	—	729
Core deposit intangible assets	—	6,608	—	6,608
Other assets	5,421	(170)	157	5,408
Deposits and borrowings	719,640	1,546	—	721,186
Other liabilities	8,512	(198)	—	8,314
Total identified assets acquired and liabilities assumed, at fair value	$88,091	$(2,266)	$960	86,785
Goodwill				$49,891
(1) The number of shares and price per share have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of September 30, 2016 and December 31, 2015 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
December 31, 2015:
Goodwill, gross	$91,753	$7,474	$99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at December 31, 2015	91,753	3,904	95,657
2016 measurement-period adjustments	(960)	—	(960)
Reported goodwill at September 30, 2016	$90,793	$3,904	$94,697

Refer to Note 6 of the consolidated financial statements for further detail and discussion of the measurement-period adjustments recorded pertaining to the SBM acquisition. The Company finalized its accounting for the SBM acquisition in the second quarter of 2016.

The changes in core deposit and trust relationship intangible assets for the nine months ended September 30, 2016 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Total	Accumulated Amortization	Net	Total	Accumulated Amortization	Net
Balance at December 31, 2015	$23,908	$(15,392)	$8,516	$753	$(602)	$151
2016 amortization	—	(1,371)	(1,371)	—	(56)	(56)
Balance at September 30, 2016	$23,908	$(16,763)	$7,145	$753	$(658)	$95
Total carrying value of other intangible assets at December 31, 2015						$8,667
Total carrying value of other intangible assets at September 30, 2016						$7,240

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2016	$457	$19	$476
2017	1,735	76	1,811
2018	725	—	725
2019	705	—	705
2020	682	—	682
Thereafter	2,841	—	2,841
Total	$7,145	$95	$7,240

NOTE 8 – REGULATORY CAPITAL REQUIREMENTS

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

The Company and the Bank's risk-based capital ratios exceeded regulatory guidelines at September 30, 2016 and December 31, 2015. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2015		Minimum Regulatory Capital Required for Capital Adequacy	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$360,340	13.60%	8.63%	N/A	$335,740	12.98%	8.00%	N/A
Tier I risk-based capital ratio	322,037	12.16%	6.63%	N/A	299,552	11.58%	6.00%	N/A
Common equity Tier I risk-based capital ratio	287,562	10.86%	5.13%	N/A	269,350	10.42%	4.50%	N/A
Tier I leverage capital ratio	322,037	8.48%	4.00%	N/A	299,552	8.74%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$327,403	12.34%	8.63%	10.00%	$304,847	11.75%	8.00%	10.00%
Tier I risk-based capital ratio	304,100	11.46%	6.63%	8.00%	283,659	10.93%	6.00%	8.00%
Common equity Tier I risk-based capital ratio	304,100	11.46%	5.13%	6.50%	283,659	10.93%	4.50%	6.50%
Tier I leverage capital ratio	304,100	8.06%	4.00%	5.00%	283,659	8.33%	4.00%	5.00%

In addition, the OCC requires a minimum level of $2.5 million of Tier I capital to be maintained at Acadia Trust. As of September 30, 2016 and December 31, 2015, Acadia Trust met all of its capital requirements.

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At September 30, 2016 and December 31, 2015, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at September 30, 2016 and December 31, 2015, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

NOTE 9 – INCOME TAXES

The Company's effective income tax rate for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense	$5,042	$3,127	$12,742	$9,191
Income before income taxes	$15,945	$9,583	$41,907	$28,451
Effective tax rate	31.6%	32.6%	30.4%	32.3%
For the three and nine months ended September 30, 2016, the Company had the following discrete period items impacting its effective tax rate:

•
In the second quarter of 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was adopted effective as of January 1, 2016. Prior to the adoption of ASU 2016-09, the Company accounted for its windfall tax benefits or shortfalls generated upon exercise of a non-qualified stock option or a disqualifying incentive stock option, or upon vesting of its restricted shares through shareholders' equity (or as income tax expense to the extent the Company did not have a windfall tax benefit surplus). Upon adoption, the Company has accounted for its windfall tax benefits and shortfalls generated within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated. For the three and nine months ended September 30, 2016, the Company recorded net windfall tax benefits of $63,000 and $427,000, respectively, reducing the Company's effective tax rate and increasing net income for the respective periods.

•
In the second quarter of 2016, the Company received death benefits from its BOLI policy from one of its insureds totaling $578,000, of which $394,000 was recognized as income on the consolidated statements of income within bank-owned life insurance. The income recognized was non-taxable reducing the Company's effective tax rate for the nine months ended September 30, 2016.

In conjunction with the SBM acquisition, the Company incurred $537,000 of equity issuance costs for the nine months ended September 30, 2015 related to the registration of additional shares of the Company's common stock. These costs were non-deductible for tax purposes and increased the Company's effective tax rate for the nine months ended September 30, 2015. The Company did not incur any equity issuance costs for the three months ended September 30, 2015.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended September 30, 2016 and 2015 were as follows:
Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2016	2015	2016	2015
Service cost	$77	$77	$231	$231
Interest cost	108	106	324	318
Recognized net actuarial loss	55	54	165	162
Recognized prior service cost	2	5	6	15
Net period benefit cost(1)	$242	$242	$726	$726
(1) Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2016	2015	2016	2015
Service cost	$15	$15	$45	$45
Interest cost	38	29	114	87
Recognized net actuarial loss	8	6	24	18
Amortization of prior service credit	(6)	(6)	(18)	(18)
Net period benefit cost(1)	$55	$44	$165	$132
(1) Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 11 – STOCK-BASED COMPENSATION PLANS

For the nine months ended September 30, 2016, the Company granted share-based awards, subject to certain terms and conditions, to certain officers, executive officers, and directors of the Company, Bank and Acadia Trust. All share-based awards granted were issued under the 2012 Plan. The following outlines the details, and terms and conditions of the material awards granted during the nine months ended September 30, 2016, adjusted for the three-for-two stock split effective as of September 30, 2016:

•
8,688 restricted stock awards were granted to executive officers under the 2016-2018 LTIP, at a fair value of $28.87 per share, based on the closing market price of the Company's common stock on January 4, 2016. The restricted stock awards vest pro-rata over a three year period. The holders of the restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

•
10,734 restricted stock awards and restricted stock units were granted at a fair value of $27.20 per share, based on the closing market price of the Company’s common stock on the March 17, 2016 grant date. The restricted stock awards vest pro-rata over a five-year period, while the restricted stock units vest pro-rata over a three-year period subject to the achievement of certain performance measures. The holders of the restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

•
16,000 shares of the Company's common stock were purchased under the MSPP at a one-third discount, based on the closing market price of the Company's common stock on the February 23, 2016 grant date of $25.41 (10,428 shares) and the March 17, 2016 grant date of $27.20 (5,572 shares), in lieu of the officers and executive officers annual incentive bonus. The shares fully vest after two years of service from the grant date.

•
4,094 deferred stock awards were issued to certain executive officers under the DCRP. Of the 4,094 awards granted, 1,741 vested immediately on the grant date, the remainder will vest pro-rata until the recipient reaches age 65. The stock awards have been determined to have a fair value of $27.03 per unit, based on the closing market price of the Company's common stock on the March 15, 2016 grant date.

•
7,308 unrestricted stock awards were issued to the directors of the Company and the Bank under the Independent Directors' Equity Compensation Program. The unrestricted stock awards fully vested immediately on the May 1, 2016 grant date. The fair value of the share awards issued was determined using the closing price of the Company's stock on April 29, 2016 of $29.01 per share.

NOTE 12 – BORROWINGS

The following table summarizes other borrowed funds as presented on the consolidated statements of condition at:

	September 30,	December 31,
	2016	2015
Short-Term Borrowings (mature within one year):
FHLBB advances	$240,000	$255,000
Customer repurchase agreements	228,464	184,989
FHLBB and correspondent bank overnight borrowings	16,200	12,800
Wholesale repurchase agreements	5,019	25,000
Capital lease obligation	66	63
Total short-term borrowings	$489,749	$477,852

Long-Term Borrowings (maturity greater than one year):
FHLBB advances	$10,000	$30,000
Capital lease obligation	808	859
Wholesale repurchase agreements	—	5,052
Total long-term borrowings	$10,808	$35,911

NOTE 13 – REPURCHASE AGREEMENTS

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of September 30, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
September 30, 2016:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$613	$—	$—	$—	$613
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	155,336	—	—	—	155,336
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	72,515	—	—	—	72,515
Total Customer Repurchase Agreements	228,464	—	—	—	228,464
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—		3,642	3,642
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—		1,377	1,377
Total Wholesale Repurchase Agreements	—	—	—	5,019	5,019
Total Repurchase Agreements	$228,464	$—	$—	$5,019	$233,483
December 31, 2015:
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$556	$—	$—	$—	$556
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	95,967	—	—	—	95,967
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,466	—	—	—	88,466
Total Customer Repurchase Agreements	184,989	—	—	—	184,989
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,016	22,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,036	8,036
Total Wholesale Repurchase Agreements	—	—	—	30,052	30,052
Total Repurchase Agreements	$184,989	$—	$—	$30,052	$215,041

Certain customers held CDs totaling $916,000 and $914,000 with the Bank at September 30, 2016 and December 31, 2015, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 14 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of interest rate lock commitments is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2016
Financial assets:
Loans held for sale	$24,644	$—	$24,644	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	15,855	—	15,855	—
Obligations of states and political subdivisions	10,001	—	10,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	450,308	—	450,308	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,362	—	306,362	—
Subordinated corporate bonds	5,704	—	5,704	—
Equity securities	650	—	650	—
Customer loan swaps	14,212	—	14,212	—
Interest rate lock commitments	749	—	749	—
Financial liabilities:
Junior subordinated debt interest rate swaps	12,678	—	12,678	—
FHLBB advance interest rate swaps	847	—	847	—
Customer loan swaps	14,212	—	14,212	—
December 31, 2015
Financial assets:
Loans held for sale	$10,958	$—	$10,958	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,040	—	5,040	—
Obligations of states and political subdivisions	17,694	—	17,694	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	—	419,046	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	—	306,857	—
Subordinated corporate bonds	996	—	996	—
Equity securities	705	—	705	—
Customer loan swaps	3,166	—	3,166	—
Interest rate lock commitments	139	—	139	—
Financial liabilities:
Junior subordinated debt interest rate swaps	9,229	—	9,229	—
FHLBB advance interest rate swaps	576	—	576	—
Customer loan swaps	3,166	—	3,166	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the nine months ended September 30, 2016 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the nine months ended September 30, 2016 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2016
Financial assets:
Collateral-dependent impaired loans	$10,563	$—	$—	$10,563
MSRs(1)	1,328	—	1,328	—
Non-financial assets:
OREO	811	—	—	811
December 31, 2015
Financial assets:
Collateral-dependent impaired loans	$1,971	$—	$—	$1,971
MSRs(1)	440	—	440	—
Non-financial assets:
OREO	1,304	—	—	1,304
(1) Represents MSRs deemed to be impaired and a valuation allowance established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2016
Collateral-dependent impaired loans:
Partially charged-off	$109	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(8%)
Specifically reserved	10,454	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 60%	(58%)
			Estimated selling costs	0 - 28%	(1%)
OREO	811	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(11%)
			Estimated selling cost	10%	(10%)
December 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$399	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,572	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 57%	(45%)
			Estimated selling costs	10%	(10%)
OREO	1,304	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 43%	(18%)
			Estimated selling costs	10%	(10%)

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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at September 30, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$99,458	$99,458	$99,458	$—	$—
AFS securities	788,880	788,880	—	788,880	—
HTM securities	94,205	98,096	—	98,096	—
Loans held for sale	24,644	24,644	—	24,644	—
Residential real estate loans(1)	792,441	787,857	—	—	787,857
Commercial real estate loans(1)	1,041,727	1,024,750	—	—	1,024,750
Commercial loans(1)(2)	386,769	390,021	—	—	390,021
Home equity loans(1)	330,528	331,821	—	—	331,821
Consumer loans(1)	17,254	18,221	—	—	18,221
MSRs(3)	1,363	1,328	—	1,328	—
Interest receivable	8,364	8,364	—	8,364	—
Customer loan swaps	14,212	14,212	—	14,212	—
Interest rate lock commitments	749	749	—	749	—
Financial liabilities:
Deposits	$2,889,225	$2,892,196	$—	$2,892,196	$—
Short-term borrowings	489,749	490,654	—	490,654	—
Long-term borrowings	10,808	11,002	—	11,002	—
Subordinated debentures	58,716	40,800	—	40,800	—
Interest payable	490	490	—	490	—
Junior subordinated debt interest rate swaps	12,678	12,678	—	12,678	—
FHLBB advance interest rate swaps	847	847	—	847	—
Customer loan swaps	14,212	14,212	—	14,212	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$79,488	$79,488	$79,488	$—	$—
AFS securities	750,338	750,338	—	750,338	—
HTM securities	84,144	85,647	—	85,647	—
Loans held for sale	10,958	10,958	—	10,958	—
Residential real estate loans(1)	808,180	820,774	—	—	820,774
Commercial real estate loans(1)	922,257	911,316	—	—	911,316
Commercial loans(1)(2)	371,684	371,854	—	—	371,854
Home equity loans(1)	349,215	348,963	—	—	348,963
Consumer loans(1)	17,704	18,163	—	—	18,163
MSRs(3)	2,161	2,947	—	2,947	—
Interest receivable	7,985	7,985	—	7,985	—
Customer loan swaps	3,166	3,166	—	3,166	—
Interest rate lock commitments	139	139	—	139	—
Financial liabilities:
Deposits	$2,726,379	$2,726,300	$—	$2,726,300	$—
Short-term borrowings	477,852	479,403	—	479,403	—
Long-term borrowings	35,911	36,307	—	36,307	—
Subordinated debentures	58,599	42,950	—	42,950	—
Interest payable	641	641	—	641	—
Junior subordinated debt interest rate swaps	9,229	9,229	—	9,229	—
FHLBB advance interest rate swaps	576	576	—	576	—
Customer loan swaps	3,166	3,166	—	3,166	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company, regardless of carrying amount.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

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

As of September 30, 2016 and December 31, 2015, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

In the third quarter of 2016, the Company, as claimant, received legal proceeds from the settlement of a legal matter of $638,000. The proceeds have been recorded within other income on the Company's consolidated statements of income for three and nine months ended September 30, 2016.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30, 2016	December 31, 2015
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$469,849	$464,701
Commercial and commercial real estate	55,663	94,791
Residential	23,341	16,256
Letters of credit	2,905	4,468
Other commitments	451	433
Derivative Financial Instruments:
Customer loan swaps	$537,904	$285,888
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	55,221	20,735

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

The Company has designated its interest rate swaps on its junior subordinated debentures and its interest rate swaps on forecasted 30-day FHLBB borrowings as cash flow hedges. The change in the fair value of the Company's cash flow hedges is accounted for within OCI, net of tax. Quarterly, in conjunction with financial reporting, the Company assesses each cash flow hedge for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. Furthermore, the Company will reclassify the gain or loss on the effective portion of the cash flow hedge from OCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

The change in fair value of the Company's other derivative instruments, not designated and qualifying as hedges, are accounted for within the consolidated statements of income.

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company’s interest rate swap arrangements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and has been presented within cash and due from banks on the consolidated statements of condition. At September 30, 2016 and December 31, 2015, the Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and $13.5 million of cash as collateral to the counterparty at September 30, 2016.

The details of the interest rate swap agreements are as follows:

					September 30, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(1,193)	$(1,038)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(3,438)	(2,537)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(3,473)	(2,477)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,832)	(1,301)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(2,742)	(1,876)
$43,000					$(12,678)	$(9,229)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and nine months ended September 30, 2016 or 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the nine months ended September 30, 2016 and 2015 were $1.2 million and $1.3 million and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and nine months ended September 30, 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At September 30, 2016, the Bank posted cash collateral to the counterparty of $898,000.

The details of the interest rate swap agreements are as follows:

					September 30, 2016	December 31, 2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(288)	$(230)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(559)	(346)
$50,000					$(847)	$(576)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the nine months ended September 30, 2016 were $351,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

	September 30, 2016			December 31, 2015
	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable(1)	50	$268,952	$14,212	28	$142,944	$3,166
Pay fixed, received variable(2)	50	268,952	(14,212)	28	142,944	(3,166)
(1) Presented within other assets on the consolidated statements of condition.
(2) Presented within accrued interest and other liabilities on the consolidated statements of condition.

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's board of directors. The Company's arrangement with an institutional counterparty requires it to post collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive collateral for contracts in a net asset position. At September 30, 2016, the Company posted cash collateral with the counterparty of $15.1 million. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition.

Interest Rate Locks Commitments:
As part of originating residential and commercial loans, the Company may enter into rate lock agreements with customers and may issue commitment letters to customers, which are considered interest rate lock commitments. At September 30, 2016 and December 31, 2015, our pipeline of mortgage loans with interest rate lock commitments were as follows:

	September 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value
Mortgage interest rate locks(1)	$55,221	$749	$20,735	$139
(1) Presented within other assets on the consolidated statements of condition.

For the three months ended September 30, 2016 and 2015, the unrealized gains from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $226,000 and $14,000, respectively. For the nine months ended September 30, 2016 and 2015, the unrealized gains from the change in fair value on the Company's mortgage interest rate locks were $610,000 and $33,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedges
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax (effective portion)	$546	$(1,763)	$(2,464)	$(1,241)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$534	$775	$1,521	$1,276

The Company expects approximately $1.9 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2016.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU was issued to provide guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within that fiscal year. The Company does not expect the ASU to have a material effect on its consolidated financial statements.

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

	Three Months Ended
	March 31, 2016
	As Previously Reported	As Adjusted	Change
Net income	$8,334	$8,646	$312
Basic EPS(1)	$0.54	$0.56	$0.02
Diluted EPS(1)	$0.54	$0.56	$0.02
(1) Period presented adjusted for three-for-two stock split on September 30, 2016. Refer to Note 2.

Two of the more significant provisions of the ASU that impacted the Company's consolidated financial statements were (i) the accounting for windfall tax benefits or shortfalls within income tax expense as a discrete period item in the quarter the event occurred and (ii) a policy election to not estimate the forfeiture rate on unvested share-based compensation awards. As a result of the ASU adoption in the second quarter of 2016, net income for the three and nine months ended September 30, 2016 increased $63,000 and $425,000, respectively. Basic and diluted EPS both increased $0.02 per share for the nine months ended September 30, 2016 upon adoption of the ASU, while for the three months ended September 30, 2016 there was no change to basic or diluted EPS.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating our results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures. We believe these non-GAAP financial measures help investors to understand our operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of certain items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for GAAP financial results, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio, which represents an approximate measure of the cost required for the Company to generate a dollar of revenue, is the ratio of (i) total non-interest expense, excluding merger and acquisition costs (the numerator) to (ii) net interest income on a fully taxable equivalent basis (assumed 35% tax rate) plus total non-interest income, adjusted for net gain on sale of securities, BOLI death benefits and legal settlement proceeds (the denominator). Certain revenues are excluded from reported non-interest income and certain expenses are excluded from reported non-interest expense to remove the effect of certain transactions as we do not believe these depict our normal run-rate operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Non-interest expense, as presented	$22,149	$16,711	$67,388	$49,669
Less: merger and acquisition costs	(45)	(766)	(866)	(1,629)
Adjusted non-interest expense	$22,104	$15,945	$66,522	$48,040
Net interest income, as presented	$28,372	$20,012	$84,828	$60,081
Add: effect of tax-exempt income	533	483	1,588	1,239
Non-interest income, as presented	11,001	6,561	29,470	19,018
Less: net gain on sale of securities	—	(4)	(4)	(4)
Less: BOLI death benefits	—	—	(394)	—
Less: legal settlement proceeds	(638)	—	(638)	—
Adjusted net interest income plus non-interest income	$39,268	$27,052	$114,850	$80,334
Non-GAAP efficiency ratio	56.29%	58.94%	57.92%	59.80%
GAAP efficiency ratio	56.25%	62.89%	58.96%	62.79%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid (assumed 35% tax rate) had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax implications.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income, as presented	$28,372	$20,012	$84,828	$60,081
Add: effect of tax-exempt income	533	483	1,588	1,239
Net interest income, tax equivalent	$28,905	$20,495	$86,416	$61,320

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

	September 30, 2016	December 31, 2015
Tangible Book Value Per Share
Shareholders’ equity	$393,181	$363,190
Less: goodwill and other intangibles	(101,937)	(104,324)
Tangible shareholders’ equity	$291,244	$258,866
Shares outstanding at period end	15,434,856	15,330,717
Tangible book value per share	$18.87	$16.89
Book value per share	$25.47	$23.69
Tangible Common Equity Ratio
Total assets	$3,903,966	$3,709,344
Less: goodwill and other intangibles	(101,937)	(104,324)
Tangible assets	$3,802,029	$3,605,020
Tangible common equity ratio	7.66%	7.18%
Shareholders' equity to assets	10.07%	9.79%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income, as presented	$10,903	$6,456	$29,165	$19,260
Amortization of intangible assets, net of tax(1)	309	187	928	560
Net income, adjusted	$11,212	$6,643	$30,093	$19,820
Merger and acquisition costs, net of tax(2)	30	498	562	1,266
Core tangible operating earnings	$11,242	$7,141	$30,655	$21,086
Average shareholders' equity	$387,972	$256,326	$378,647	$252,802
Less: average goodwill and other intangible assets	(102,168)	(47,446)	(103,054)	(47,730)
Average tangible equity	$285,804	$208,880	$275,593	$205,072
Return on average equity	11.18%	9.99%	10.29%	10.19%
Return on average tangible equity	15.61%	12.62%	14.59%	12.92%
Core return on average tangible equity	15.65%	13.56%	14.86%	13.75%
(1) Assumed a 35% tax rate.
(2) Assumed a 35% tax rate for deductible expenses.

Core Operating Earnings and Core Diluted EPS. The following tables provide a reconciliation of GAAP net income and GAAP diluted EPS for the three and nine months ended September 30, 2016 and 2015 to exclude the financial impact of certain transactions for which management does not believe are representative of its core operations. Management utilizes core operating earnings and core diluted EPS to compare and assess financial results period-over-period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Core Operating Earnings:
Net income, as presented	$10,903	$6,456	$29,165	$19,260
Merger and acquisition costs, net of tax(1)	30	498	562	1,266
Core operating earnings	$10,933	$6,954	$29,727	$20,526
Core Diluted EPS:
Diluted EPS, as presented	$0.70	$0.57	$1.88	$1.71
Non-core transactions impact	—	0.05	0.03	0.12
Core diluted EPS	$0.70	$0.62	$1.91	$1.83
(1) Assumed a 35% tax rate for deductible expenses.

Normalized Net Interest Margin. Normalized net interest margin represents our net interest margin for the three and nine months ended, adjusted to exclude the effects of (a) fair value mark accretion from purchase accounting and (b) the collection of previously charged-off acquired loans (numerator) over average total interest-earning assets (denominator). Management believes this is a meaning financial measure as it excludes the financial impact of certain transactions that we do not believe are representative of our core operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income, tax equivalent, as presented	$28,905	$20,495	$86,416	$61,320
Less: fair value mark accretion from purchase accounting	(1,030)	(23)	(4,170)	(75)
Less: collection of previously charged-off acquired loans	(208)	—	(984)	—
Normalized net interest income, tax equivalent	$27,667	$20,472	$81,262	$61,245
Average total interest-earnings assets	$3,526,353	$2,634,481	$3,457,434	$2,607,816
Net interest margin (fully-taxable equivalent)(1)	3.24%	3.08%	3.31%	3.12%
Normalized net interest margin (fully-taxable equivalent)(1)	3.10%	3.08%	3.11%	3.12%
(1) Annualized.

EXECUTIVE OVERVIEW

In the third quarter of 2016, we announced two major strategic initiatives, including a three-for-two split of the Company's common stock effective September 30, 2016 and the proposed merger of of Acadia Trust into the Bank and creating Camden National Wealth Management. The proposed merger of Acadia Trust into the Bank will align all of our brands, including our brokerage group, Camden Financial Consultants, to provide a comprehensive offering of banking, wealth management and brokerage products and services. Subject to regulatory approval, we expect that the merger of Acadia Trust into the Bank will occur in the fourth quarter of 2016.

Net income for the three and nine months ended September 30, 2016 was $10.9 million and $29.2 million, respectively, compared to $6.5 million and $19.3 million for the same periods last year. Diluted EPS for the three and nine months ended September 30, 2016 was $0.70 per share and $1.88 per share, respectively, representing an increase of 23% and 10% compared to the same periods last year. Our strong performance reflects the growth from our traditional markets and those acquired through our merger in October 2015, as well as our continued focus on operating efficiencies. For the nine months ended September 30, 2016, our return on average assets increased 11 basis points to 1.02% and our return on average shareholders' equity increased 10 basis points to 10.29% compared to the same period last year.

Loan growth (excluding loans held for sale) of $101.8 million for the nine months ended September 30, 2016, or 5% annualized, was driven by our commercial loan portfolio, which increased $141.5 million since year-end. The growth within our commercial loan portfolio was centered in commercial real estate, which increased $126.4 million since year-end. Our retail loan portfolio decreased $39.7 million since year-end with a decline in our residential and consumer loan portfolio of 3% and 4%, respectively, since year-end. For the nine months ended September 30, 2016, the Company originated $291.6 million of residential mortgages and sold approximately 70% of this production.

Total deposits at September 30, 2016 were $2.9 billion, representing an increase of $162.8 million since year-end. Core deposits (demand, interest checking, savings and money market) at September 30, 2016 totaled $2.2 billion, representing an increase of $159.7 million, or 11% annualized, since year-end. Total borrowings at September 30, 2016 were $559.3 million, representing $13.1 million decrease since year-end.

Tangible book value per share1 increased 12% to $18.87 at September 30, 2016 since year-end. The Company declared cash dividends of $0.60 per share for the nine months ended September 30, 2016, representing a dividend payout ratio of 31.99%.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounts for 74% and 76% of total revenues (net interest income and non-interest income) for the nine months ended September 30, 2016 and 2015, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income - Three months ended September 30, 2016 and 2015. Net interest income was $28.9 million on a fully-taxable equivalent basis for the third quarter of 2016 compared to $20.5 million for the same period last year, representing an increase of $8.4 million, or 41%. The increase was driven by higher average interest-earning assets of $891.9 million, or 34%, due to the acquisition of $628.0 million of loans and $39.7 million of investments in the fourth quarter of 2015 as part of the SBM acquisition, combined with strong organic loan growth period-over-period. Our average loan balance for the third quarter of 2016 totaled $2.6 billion, representing an increase of $788.4 million, or 43%, over the third quarter of 2015. Our NIM (fully-taxable equivalent) for the third quarter of 2016 increased 16 basis points to 3.24% over the third quarter of 2015. Our third quarter 2016 NIM (fully-taxable equivalent) benefited from HPFC's higher yielding commercial loans, which will continue to decrease through normal amortization and payoffs of the existing portfolio as we are no longer originating these loans; from accretion of the loan and CD fair value marks created in purchase accounting totaling $1.0 million for the third quarter of 2016; and collection of previously charged-off acquired SBM loans of $208,000 for the third quarter of 2016. Excluding these transactions, our normalized NIM on a fully-taxable equivalent basis for the third quarter of 2016 was 3.10%, compared to 3.08% for the third quarter of 2015.

For the three months ended September 30, 2016, our interest expense associated with deposits and borrowings totaled $4.2 million compared to $3.0 million for the same period of 2015, representing an increase of $1.2 million, or 39%. Our average deposit base increased 46% due to $687.0 million of deposits acquired as part of the SBM acquisition in the fourth quarter of 2015 and strong organic deposit growth, highlighted by annualized core deposit growth of 11% since year-end.

The SBM acquisition in the fourth quarter of 2015 improved our interest rate risk position in a rising rate environment due to the level of floating rate loans within the acquired loan portfolio as well as total deposits acquired of $687.0 million. Additionally, we continue to utilize customer loans swaps within our commercial real estate loan portfolio to improve our interest rate risk position in a rising rate environment by swapping fixed rate for variable rate. At September 30, 2016, our total notional on customer loan swaps with our borrowers totaled $269.0 million compared to $142.9 million at December 31, 2015 and $85.7 million at September 30, 2015 (we have matching notional agreements with a counterparty).

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM (fully-taxable equivalent) for the three months ended September 30, 2016 and 2015:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$810,747	$4,497	2.22%	$723,549	$3,781	2.09%
Securities - nontaxable(1)	103,657	1,081	4.17%	87,390	959	4.39%
Loans(2):
Residential real estate	824,985	8,664	4.20%	586,631	6,019	4.10%
Commercial real estate	1,031,674	10,394	3.94%	677,329	7,326	4.23%
Commercial(1)	307,184	3,052	3.89%	245,482	2,427	3.87%
Municipal(1)	24,628	165	2.66%	16,379	131	3.16%
Consumer	355,144	3,854	4.32%	297,721	2,896	3.86%
HPFC	68,334	1,420	8.13%	—	—	—%
Total loans	2,611,949	27,549	4.17%	1,823,542	18,799	4.07%
Total interest-earning assets	3,526,353	33,127	3.72%	2,634,481	23,539	3.54%
Cash and due from banks	97,755			54,497
Other assets	314,062			178,119
Less: ALL	(23,984)			(21,279)
Total assets	$3,914,186			$2,845,818
Liabilities & Shareholders' Equity
Deposits:
Demand	$415,558	$—	—%	$299,506	$—	—%
Interest checking	721,459	255	0.14%	503,417	104	0.08%
Savings	466,113	71	0.06%	281,556	42	0.06%
Money market	488,793	528	0.43%	369,983	310	0.33%
Certificates of deposit	486,698	971	0.79%	315,390	732	0.92%
Total deposits	2,578,621	1,825	0.28%	1,769,852	1,188	0.27%
Borrowings:
Brokered deposits	239,975	379	0.63%	237,308	369	0.62%
Subordinated debentures	58,697	857	5.81%	44,088	638	5.74%
Other borrowings	586,367	1,161	0.79%	503,542	849	0.67%
Total borrowings	885,039	2,397	1.08%	784,938	1,856	0.94%
Total funding liabilities	3,463,660	4,222	0.49%	2,554,790	3,044	0.47%
Other liabilities	62,554			34,702
Shareholders' equity	387,972			256,326
Total liabilities & shareholders' equity	$3,914,186			$2,845,818
Net interest income (fully-taxable equivalent)		28,905			20,495
Less: fully-taxable equivalent adjustment		(533)			(483)
Net interest income		$28,372			$20,012
Net interest rate spread (fully-taxable equivalent)			3.23%			3.07%
Net interest margin (fully-taxable equivalent)			3.24%			3.08%

(1) Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.

Net Interest Income - Nine Months Ended September 30, 2016 and 2015. Net interest income for the nine months ended September 30, 2016 was $86.4 million on a fully-taxable equivalent basis, compared to $61.3 million for the same period last year, representing an increase of $25.1 million, or 41%. The increase was driven by higher average interest-earning assets of $849.6 million, or 33%, due to the acquisition of $628.0 million of loans and $39.7 million of investments in the fourth quarter of 2015 as part of the SBM acquisition, combined with strong organic loan growth period-over-period. Our average loan balance for the nine months ended September 30, 2016 totaled $2.6 billion, representing an increase of $754.0 million, or 42%, over the same period of 2015. Our NIM (fully-taxable equivalent) for the nine months ended September 30, 2016 was 3.31% compared to 3.12% for the same period last year. Our nine months ended September 30, 2016 NIM (fully-taxable equivalent) benefited from HPFC's higher yielding commercial loans, which will continue to decrease through normal amortization and payoffs of the existing portfolio as we are no longer originating these loans; from accretion of the loan and CD fair value marks created in purchase accounting totaling $4.2 million for the nine months ended September 30, 2016; and collection of previously charged-off acquired SBM loans of $984,000 for the nine months ended September 30, 2016. Excluding these transactions, our normalized NIM on a fully-taxable equivalent basis for the nine months ended September 30, 2016 was 3.11%, compared to 3.12% for the same period last year. Additionally, in the second quarter of 2015, we received a one-time income pick-up of $734,000 from the settlement and full pay-off of one significant commercial real estate loan that was on non-accrual status. This contributed to a one-time yield and NIM increase of 4 basis points for the nine months ended September 30, 2015. Excluding this one-time income pick-up, our NIM for the nine months ended September 30, 2015 was 3.08%.

For the nine months ended September 30, 2016, our interest expense associated with deposits and borrowings totaled $12.5 million compared to $9.1 million for the same period of 2015, representing an increase of $3.4 million, or 38%. Our average deposit base increased 46% due to $687.0 million of deposits and borrowings acquired as part of the SBM acquisition in the fourth quarter of 2015 and strong organic deposit growth, highlighted by annualized core deposit growth of 11% since year-end.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the nine months ended September 30, 2016 and 2015:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2016			September 30, 2015
(In Thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$798,054	$13,106	2.19%	$736,077	$11,580	2.10%
Securities - nontaxable(1)	102,812	3,273	4.24%	69,195	2,313	4.46%
Loans(2):
Residential real estate	825,660	25,915	4.18%	585,655	18,087	4.12%
Commercial real estate(3)	988,329	30,690	4.08%	663,032	22,319	4.44%
Commercial(1)	290,459	9,318	4.21%	246,128	7,200	3.86%
Municipal(1)	18,655	419	3.00%	13,641	349	3.42%
Consumer	361,085	11,399	4.22%	294,088	8,552	3.89%
HPFC	72,380	4,818	8.75%	—	—	—%
Total loans	2,556,568	82,559	4.27%	1,802,544	56,507	4.16%
Total interest-earning assets	3,457,434	98,938	3.79%	2,607,816	70,400	3.58%
Cash and due from banks	87,248			49,415
Other assets	305,890			179,408
Less: ALL	(22,446)			(21,303)
Total assets	$3,828,126			$2,815,336
Liabilities & Shareholders' Equity
Deposits:
Demand	$372,131	$—	—%	$271,665	$—	—%
Interest checking	722,764	649	0.12%	493,501	291	0.08%
Savings	455,134	204	0.06%	272,773	119	0.06%
Money market	485,611	1,532	0.42%	378,507	895	0.32%
Certificates of deposit	492,892	2,835	0.77%	313,705	2,172	0.93%
Total deposits	2,528,532	5,220	0.28%	1,730,151	3,477	0.27%
Borrowings:
Brokered deposits	216,589	1,135	0.70%	237,852	1,153	0.65%
Subordinated debentures	58,712	2,557	5.82%	44,063	1,894	5.75%
Other borrowings	590,245	3,610	0.82%	514,336	2,556	0.66%
Total borrowings	865,546	7,302	1.13%	796,251	5,603	0.94%
Total funding liabilities	3,394,078	12,522	0.49%	2,526,402	9,080	0.48%
Other liabilities	55,401			36,132
Shareholders' equity	378,647			252,802
Total liabilities & shareholders' equity	$3,828,126			$2,815,336
Net interest income (fully-taxable equivalent)		86,416			61,320
Less: fully-taxable equivalent adjustment		(1,588)			(1,239)
Net interest income		$84,828			$60,081
Net interest rate spread (fully-taxable equivalent)			3.30%			3.10%
Net interest margin (fully-taxable equivalent)			3.31%			3.12%

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

The following table outlines the components making up the provision for credit losses as recorded on consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision for loan losses	$1,287	$281	$5,011	$972
Change in reserve for unfunded commitments	(8)	(2)	(8)	7
Provision for credit losses	$1,279	$279	$5,003	$979

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Debit card income	$1,894	$1,266	$628	50%	$5,650	$3,652	$1,998	55%
Service charges on deposit accounts	1,799	1,554	245	16%	5,356	4,634	722	16%
Other service charges and fees	591	416	175	42%	1,494	1,124	370	33%
Mortgage banking income, net	2,407	390	2,017	517%	4,921	975	3,946	405%
Income from fiduciary services	1,225	1,177	48	4%	3,736	3,725	11	—%
Bank-owned life insurance	585	443	142	32%	1,899	1,267	632	50%
Brokerage and insurance commissions	594	411	183	45%	1,569	1,362	207	15%
Net gain on sale of securities	—	4	(4)	(100)%	4	4	—	—%
Other income	1,906	900	1,006	112%	4,841	2,275	2,566	113%
Total non-interest income	$11,001	$6,561	$4,440	68%	$29,470	$19,018	$10,452	55%
Non-interest income as a percentage of total revenues(1)	28%	25%			26%	24%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income - Three Months Ended September 30, 2016 and 2015. The significant changes in non-interest income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in debit card income of $628,000, service charges on deposit accounts of $245,000 and other service charges and fees of $175,000 primarily due to the SBM acquisition and the addition of approximately 30,000 customer checking accounts driving higher service fees along with the addition of 29 ATM's driving higher ATM fees.

•
An increase in mortgage banking income of $2.0 million driven by the sale of $71.4 million of mortgages in the third quarter of 2016, which generated gains on sale (net of costs) of $2.0 million, compared to $11.9 million of mortgage sales and gains (net of costs) of $243,000 for the third quarter of 2015.

•	An increase in other income of $1.0 million primarily driven by the receipt of legal settlement proceeds of $638,000 related to a previously charged-off acquired loan.

Non-Interest Income - Nine Months Ended September 30, 2016 and 2015.    The significant changes in non-interest income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in debit card income of $2.0 million, service charges on deposit accounts of $722,000 and other service charges and fees of $370,000 primarily due to the SBM acquisition and the addition of approximately 30,000 customer checking accounts driving higher service fees along with the addition of 29 ATM's driving higher ATM fees.

•
An increase in mortgage banking income of $3.9 million driven by the sale of $166.6 million of mortgages for the nine months ended September 30, 2016, which generated gains (net of costs) on sale of $4.2 million, compared to $24.5 million of mortgage sales and gains (net of costs) of $530,000 for the same period last year.

•
An increase in BOLI income of $632,000 due to the recognition of $394,000 in death benefit income in the second quarter of 2016, as well as higher income as a result of additional BOLI investments of $16.7 million in the second quarter of 2016.

•
An increase in other income of $2.6 million primarily driven by higher income on customer loans swaps of $1.2 million, the receipt of legal settlement proceeds of $638,000 related to a previously charged-off acquired loan in the third quarter of 2016, and higher other fees due to a larger customer-base from the SBM acquisition and organic growth year-over-year.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$12,044	$8,691	$3,353	39%	$35,634	$25,550	$10,084	39%
Furniture, equipment and data processing	2,349	1,705	644	38%	7,157	5,530	1,627	29%
Net occupancy costs	1,685	1,194	491	41%	5,352	3,905	1,447	37%
Consulting and professional fees	742	470	272	58%	2,609	1,734	875	50%
Regulatory assessments	667	513	154	30%	2,162	1,534	628	41%
Debit card expense	669	431	238	55%	2,107	1,299	808	62%
Other real estate owned and collection costs	877	543	334	62%	2,029	1,554	475	31%
Amortization of intangible assets	475	288	187	65%	1,427	862	565	66%
Other expenses	2,596	2,110	486	23%	8,045	6,072	1,973	32%
Merger and acquisition costs	45	766	(721)	(94)%	866	1,629	(763)	(47)%
Total non-interest expense	$22,149	$16,711	$5,438	33%	$67,388	$49,669	$17,719	36%
Efficiency ratio(1)	56.29%	58.94%			57.92%	59.80%

(1)	This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Non-Interest Expense - Three Months Ended September 30, 2016 and 2015. The significant changes in non-interest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in salaries and employee benefits of $3.4 million driven by higher wages, commissions, bonus and incentive costs and related taxes and benefits due to the increase in the number of employees as a result of the SBM acquisition.

•
An increase in furniture, equipment and data processing of $644,000 driven by higher data processing charges and depreciation expense across our key systems as our number of customer accounts increased due to the SBM acquisition.

•	An increase in net occupancy of $491,000 due to the addition of 24 banking centers in connection with the SBM acquisition.

•	An increase in other real estate owned and collection costs of $334,000 primarily due to an increase in sub-servicing costs.

•
An increase in other expenses of $486,000 driven by the incremental costs associated with operating a larger organization due to the SBM acquisition. These incremental costs included: (i) higher customer mailing costs, courier costs, ATM surcharge rebates, telephone and communication costs, and travel and entertainment costs due to an increase in customers, locations and employees; (ii) higher donation costs (iii) hiring costs and (iv) cash back rewards program that began in the fourth quarter of 2015 in conjunction with the SBM acquisition.

Non-Interest Expense - Nine Months Ended September 30, 2016 and 2015. The significant changes in non-interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were primarily due to the SBM acquisition completed in the fourth quarter of 2015 and include:

•
An increase in salaries and employee benefits of $10.1 million driven by higher wages, commissions, bonus and incentive costs and related taxes and benefits due to the increase in the number of employees as a result of the SBM acquisition.

•
An increase in furniture, equipment and data processing of $1.6 million driven by higher data processing charges and depreciation expense across our key systems as our number of customer accounts increased due to the SBM acquisition.

•	An increase in net occupancy of $1.4 million due to the addition of 24 banking centers in connection with the SBM acquisition.

•
An increase in other expenses of $2.0 million driven by the incremental costs associated with operating a larger organization due to the SBM acquisition. These incremental costs included: (i) higher customer mailing costs, courier costs, ATM surcharge rebates, telephone and communication costs, and travel and entertainment costs due to an increase in customers, locations and employees; (ii) higher donation costs (iii) cash back rewards program that began in the fourth quarter of 2015 in conjunction with the SBM acquisition.

Income Tax Expense
Our effective income tax rate for the three and nine months ended September 30, 2016 was 31.6% and 30.4%, respectively, and for the three and nine months ended September 30, 2015 was 32.6% and 32.3%, respectively. Please refer to Note 9 of the consolidated financial statements for discussion and details of the discrete period items that are driving the reduction in our effective tax rate for the three and nine months ended September 30, 2016 compared to the same periods last year.

FINANCIAL CONDITION

Overview
Total assets at September 30, 2016 were $3.9 billion compared to $3.7 billion at December 31, 2015, representing an increase of $194.6 million, or 7% annualized. The increase in assets was primarily driven by an increase in loan balances (excluding loans held for sale) of $101.8 million, or 5% annualized, and investments of $50.3 million, or 6%.

Total deposits at September 30, 2016 were $2.9 billion, representing an increase of $162.8 million since year-end. Core deposits (demand, interest checking, savings and money market) at September 30, 2016 totaled $2.2 billion, representing an increase of $159.7 million, or 11% annualized, since year-end. Total borrowings at September 30, 2016 totaled $559.3 million, representing an increase of $13.1 million since year-end.

Total shareholders’ equity at September 30, 2016 was $393.2 million, an increase of $30.0 million, or 8% since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At September 30, 2016, our total investment securities holdings were $906.3 million, an increase of $50.3 million since December 31, 2015. For the nine months ended September 30, 2016, we purchased $140.7 million of debt securities and received proceeds from the sale and maturity of debt securities totaling $105.9 million.

During the nine months ended September 30, 2016, we classified all municipal bonds purchased as HTM securities. In total, we purchased $10.4 million of municipal bonds year-to-date. We have the intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining $130.3 million of securities purchased were a combination of MBS, CMO and subordinated corporate debt securities. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At September 30, 2016, we had a $6.6 million net unrealized gain on our AFS securities, net of tax, compared to a $3.8 million net unrealized loss, net of tax, at December 31, 2015. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

We started purchasing subordinated corporate bonds in December 2015 and continued through 2016. Subordinated corporate bonds are subordinated notes issued by U.S. banks and bank holding companies that meet certain underwriting criteria with coupons ranging from 5.00% to 6.25% and 10 year maturities with call options that can be exercised by the issuer after five years. At September 30, 2016 and December 31, 2015, the fair value of our subordinated corporate bonds was $5.7 million and $996,000, respectively. We have designated our subordinated corporate bond investments as AFS.

The duration of our investment securities portfolio decreased slightly to 3.9 years at September 30, 2016 from 4.0 years at December 31, 2015. This decrease was due to a higher mix of MBS and CMO investments purchased in 2016, making up 82% of our total investment purchases. MBS and CMO investments have a shorter weighted-average life than the municipal bonds. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of September 30, 2016 and concluded that no OTTI existed across our investment portfolio. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company's process and methodology.

FHLBB and FRB Bank Stock
We are required to maintain a level of investment in FHLBB stock based on the Bank's level of our FHLBB advances. In the first nine months of 2016, the Bank purchased $2.9 million of additional FHLBB stock, and in the third quarter sold $5.7 million to bring its investment in line with its borrowings. Our investment balance at September 30, 2016 and December 31, 2015 was $17.8 million and $20.6 million, respectively. No market exists for shares of FHLBB stock.

We are required to maintain a level of investment in FRB stock based on the Company and Acadia Trust's shareholders' equity position. In the second quarter, the Company and Acadia Trust purchased $4.5 million of additional FRB stock. Our investment balance at September 30, 2016 and December 31, 2015 was $5.4 million and $908,000, respectively. No market exists for shares of FRB stock.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 85% of our loan portfolio at September 30, 2016; however, our loan production outside of Maine and through New England has increased with our expanded presence in Southern Maine and New Hampshire. The commercial loan portfolio increased $141.5 million, or 11%, since December 31, 2015, while the retail loan portfolio decreased $39.7 million over the same period. The decrease in our retail loan portfolio since year-end was primarily driven by a decrease in residential mortgage loans of $23.6 million. The Company has sold approximately 70% of its originated residential mortgages for the nine months ended September 30, 2016 to generate fee income and enhance its interest rate sensitivity. For the three and nine months ended September 30, 2016, the Company sold $71.4 million and $166.6 million of residential mortgage loans and recognized net gains of $2.0 million and $4.2 million, respectively, compared to residential mortgage sales of $11.9 million and $24.5 million and net gains of $243,000 and $530,000 for the three and nine months ended September 30, 2015.

At September 30, 2016, loans held for sale totaled $24.6 million, representing an increase of $13.7 million since December 31, 2015.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015	Change
			($)	(%)
Residential real estate	$797,036	$820,617	$(23,581)	(3)%
Commercial real estate	1,054,307	927,951	126,356	14%
Commercial	324,422	297,721	26,701	9%
Consumer and home equity	350,511	366,587	(16,076)	(4)%
HPFC	65,733	77,330	(11,597)	(15)%
Total loans	$2,592,009	$2,490,206	$101,803	4%
Commercial Loan Portfolio	$1,444,462	$1,303,002	$141,460	11%
Retail Loan Portfolio	$1,147,547	$1,187,204	$(39,657)	(3)%
Commercial Portfolio Mix	56%	52%
Retail Portfolio Mix	44%	48%

BOLI
In the second quarter of 2016, the Company made an additional BOLI investment of $16.7 million. Additionally, in the second quarter of 2016, we received proceeds of $578,000 on the passing of one of the insureds under our policy. Of this amount, we recognized $394,000 as income for the nine months ended September 30, 2016 as a result of the death benefits received, which was non-taxable. Our BOLI investment at September 30, 2016 and December 31, 2015 was $77.9 million and $59.9 million, respectively.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	September 30, 2016	December 31, 2015
Non-accrual loans:
Residential real estate	$3,986	$7,253
Commercial real estate	12,917	4,529
Commercial	2,259	4,489
Consumer and home equity loans	1,650	2,051
HPFC	216	—
Total non-accrual loans	21,028	18,322
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,468	4,861
Total non-performing loans	25,496	23,183
Other real estate owned	811	1,304
Total non-performing assets	$26,307	$24,487
Non-accrual loans to total loans	0.81%	0.74%
Non-performing loans to total loans	0.98%	0.93%
ALL to non-performing loans	91.35%	91.30%
Non-performing assets to total assets	0.67%	0.66%
ALL to non-performing assets	88.53%	86.44%

Our non-performing assets to total assets ratio at September 30, 2016 was 0.67%, representing an increase of 1 basis point since year-end. The increase in non-performing assets period-over-period was driven by the increase in non-accrual loans of $2.7 million, which was driven by placing one commercial loan with a recorded investment balance of $11.3 million at September 30, 2016 on non-accrual status in the second quarter of 2016. Excluding this one commercial real estate loan, non-accrual loans decreased $9.0 million, which reflects the general financial condition improvement across our borrowers, as well as our continued foreclosure and auction activity within our retail loan portfolio.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2016, potential problem loans amounted to $885,000, or 0.03% of total loans and 0.06% of our commercial loan portfolio, compared to $649,000, or 0.03% of total loans and 0.05% of our commercial loan portfolio, at December 31, 2015.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30, 2016	December 31, 2015
Accruing loans 30-89 days past due:
Residential real estate	$2,228	$3,590
Commercial real estate	599	4,295
Commercial	463	637
Consumer and home equity loans	552	1,255
HPFC	492	165
Total accruing loans 30-89 days past due	$4,334	$9,942
Accruing loans 30-89 days past due to total loans	0.17%	0.40%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated.

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31,
	2016	2015	2016	2015	2015
ALL at the beginning of the period	$23,717	$21,194	$21,166	$21,116	$21,116
Provision for loan losses	1,287	281	5,011	972	1,938
Charge-offs:
Residential real estate loans	—	176	229	468	801
Commercial real estate	32	71	273	174	481
Commercial loans	1,541	144	1,970	387	655
Consumer and home equity loans	63	221	289	481	679
HPFC	205	—	507	—	—
Total loan charge-offs	1,841	612	3,268	1,510	2,616
Recoveries:
Residential real estate loans	1	15	72	35	55
Commercial real estate loans	7	4	50	68	74
Commercial loans	118	115	252	297	389
Consumer and home equity loans	1	135	7	154	210
HPFC	—	—	—	—	—
Total loan recoveries	127	269	381	554	728
Net charge-offs	1,714	343	2,887	956	1,888
ALL at the end of the period	$23,290	$21,132	$23,290	$21,132	$21,166
Components of allowance for credit losses:
Allowance for loan losses	$23,290	$21,132	$23,290	$21,132	$21,166
Liability for unfunded credit commitments	14	24	14	24	22
Balance of allowance for credit losses at end of the period	$23,304	$21,156	$23,304	$21,156	$21,188
Total loans, excluding loans held for sale	$2,592,009	$1,830,143	$2,592,009	$1,830,143	$2,490,206
Average loans	$2,611,949	$1,823,542	$2,556,568	$1,802,544	$1,948,621
Net charge-offs (annualized) to average loans	0.26%	0.08%	0.15%	0.07%	0.10%
Provision for loan losses (annualized) to average loans	0.20%	0.06%	0.26%	0.07%	0.10%
ALL to total loans	0.90%	1.15%	0.90%	1.25%	0.85%
ALL to net charge-offs (annualized)	339.70%	1,540.23%	605.04%	1,657.85%	1,122.25%

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

For the three and nine months ended September 30, 2016, we provided $1.3 million and $5.0 million of provision for loan loss expense to the ALL compared to $281,000 and $972,000 for the same period for 2015, respectively. The increase in the provision for loan losses for the third quarter of 2016 compared to the same period of 2015 was driven by the higher concentration of commercial real estate and commercial loans as a percentage of our total loans at September 30, 2016 of 56% compared to 52% at September 30, 2015, as well as higher net charge-offs for HPFC in the third quarter of 2016 of $205,000. For the nine months ended September 30, 2016, the increase in our provision for loan losses over the same period last year was also driven by the change in our loan mix with a higher concentration of commercial real estate and commercial loans as a percentage of total loans, but also due to 5% annualized loan growth for the nine months ended September 30, 2016 and deterioration of one commercial real estate and one commercial credit accounting for $2.3 million of provision expense recorded in the second quarter of 2016. The commercial credit was an acquired relationship that was previously designated as a non-accrual loan upon acquisition in October 2015. The fair value mark on the acquired relationship estimated within our purchase accounting for the loan was not sufficient, and, thus required incremental provision for loan loss to record the relationship at its estimated value. In the third quarter of 2016, we charged-off the $1.4 million reserve previously established for the aforementioned commercial loan, which drove the 18 basis points increase in our annualized quarter-to-date net charge-off to average loans ratio compared to the third quarter of 2015.

Overall, our asset quality remains strong with non-performing assets to total assets of 0.67%, and loans 30-89 days past due to total loans of 0.17%.

We believe the ALL of $23.3 million, or 0.90% of total loans and 91.35% of total non-performing loans, at September 30, 2016 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at September 30, 2016 were $2.9 billion, representing an increase of $162.8 million, or 6%, since year-end. Core deposits (demand, interest checking, savings and money market) at September 30, 2016 totaled $2.2 billion, representing an increase of $159.7 million, or 11% annualized since year-end. The increase in core deposits was due to the combination of growth and seasonality of our core deposits across our markets throughout Maine (consistent with last year). Brokered deposits at September 30, 2016 of $229.2 million increased $30.1 million since year-end to supplement the decrease in CDs of $27.0 million since year-end.

Shareholders' Equity. Total shareholders' equity at September 30, 2016 was $393.2 million, representing an increase of $30.0 million, or 8%, since December 31, 2015. The increase was largely due to net income of $29.2 million for the nine months ended September 30, 2016 and an increase in the net change on unrealized gains on AFS securities, net of tax, of $10.4 million due to the decrease in interest rates since year-end, partially offset by dividends declared of $0.60 per share for the nine months ended September 30, 2016 of $9.3 million and an increase in the net change on unrealized losses, net of tax, on our interest rate swaps arrangements designated as hedges of $2.5 million due to the decrease in interest rates since year-end.

On August 30, 2016, the Company's Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend on the Company's common stock. The three-for-two stock split was payable September 30, 2016, to the Company's common shareholders of record on September 15, 2016. As a result of the three-for-two stock split, the Company's historical per share financial information and ratios throughout have been retrospectively adjusted to restate prior period financial information.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
Return on average assets	1.11%	0.90%	1.02%	0.91%	0.70%
Return on average equity	11.18%	9.99%	10.29%	10.19%	7.54%
Return on average tangible equity(1)	15.61%	12.62%	14.59%	12.92%	9.91%
Average equity to average assets	9.91%	9.01%	9.89%	8.98%	9.26%
Dividend payout ratio	28.44%	47.65%	31.99%	39.15%	50.60%
Book value per share(2)	$25.47	$23.20	$25.47	$23.20	$23.69
Tangible book value per share(1)(2)	$18.87	$18.97	$18.87	$18.97	$16.89
Dividends declared per share(2)	$0.20	$0.20	$0.60	$0.60	$0.80
(1) This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.
(2) Prior periods adjusted to reflect three-for-two stock split effective September 30, 2016.

Refer to "Capital Resources" and Note 8 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2016 and December 31, 2015, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans; investments and mortgage-backed securities, of which the fair value at September 30, 2016 of investment securities designated as AFS, were in an unrealized gain position and were not pledged as collateral totaled $207.4 million; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2016, average deposits (excluding brokered deposits) of $2.5 billion increased $798.4 million, or 46%, compared to the same period last year. Average core deposits of $2.0 billion for the nine months ended September 30, 2016 increased $619.2 million, or 44%, compared to the same period a year ago due to the core deposits acquired in connection with the SBM acquisition of $497.4 million on October 16, 2015, as well as organic growth. Included within our money market deposit category are deposits from our wealth management subsidiary, Acadia Trust, which represent client funds. The deposits in the Acadia Trust client accounts, totaled $64.0 million at September 30, 2016. These deposits fluctuate with changes in the portfolios of the clients of Acadia Trust.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2016 average total borrowings (including brokered deposits) increased $69.3 million to $865.5 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $74.6 million as of September 30, 2016. We had no outstanding balances on these lines of credit at September 30, 2016. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2016. We had no outstanding balance on these lines of credit at September 30, 2016.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $393.2 million, $363.2 million and $259.4 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, which amounted to 10%, 10% and 9%, respectively, of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2015.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $9.3 million, $7.6 million and $6.0 million for the nine months ended September 30, 2016, 2015 and 2014, respectively. The increase in dividends declared in the first nine months of 2016 of $1.7 million compared to the first nine months of 2015 was primarily due to the increase in common shares outstanding in connection with the SBM acquisition for which 4.1 million shares were issued, as adjusted for the three-for-two stock split effective September 30, 2016. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $10.9 million, $39.2 million, which includes a $30.0 million special dividend related to the acquisition of SBM, and $9.5 million for the nine months ended September 30, 2016, 2015 and 2014, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 8 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At September 30, 2016 and December 31, 2015, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit-related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2016, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$469,849	$187,843	$19,778	$9,185	$253,043
Commercial commitment letters	55,663	55,663	—	—	—
Residential loan origination	23,341	23,341	—	—	—
Letters of credit	2,905	2,905	—	—	—
Other commitments to extend credit	451	451	—	—	—
Total	$552,209	$270,203	$19,778	$9,185	$253,043

We are a party to several on- and off-balance sheet contractual obligations through various borrowing agreements and lease agreements on a number of branch facilities. We have an obligation and commitment to make future payments under these contracts. At September 30, 2016, we had the following levels of contractual obligations:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$7,031	$1,492	$2,389	$1,260	$1,890
Capital leases	1,222	126	253	255	588
FHLBB borrowings - overnight	16,200	16,200	—	—	—
FHLBB borrowings - advances	250,000	240,000	—	10,000	—
Retail repurchase agreements	228,464	228,464	—	—	—
Commercial repurchase agreements	5,019	5,019	—	—	—
Subordinated debentures	58,716	—	—	—	58,716
Other contractual obligations	2,398	2,398	—	—	—
Total	$569,050	$493,699	$2,642	$11,515	$61,194

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

At September 30, 2016 and December 31, 2015, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. At September 30, 2016 and December 31, 2015, the interest rate swaps were in a loss position of $12.7 million and $9.2 million, respectively, and were recorded as a liability within our consolidated statements of condition.

At September 30, 2016 and December 31, 2015, we had $50.0 million of notional on two tranches of 30-day FHLBB advances. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. We entered into these interest rate swaps to mitigate our interest rate exposure on borrowings in a rising interest rate environment. At September 30, 2016 and December 31, 2015, the interest rate swaps were in a loss position of $847,000 and $576,000 and were recorded as a liability within our consolidated statements of condition.

Refer to Note 15 of the consolidated financial statements for further details.

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

At September 30, 2016 and December 31, 2015, we had a notional amount of $269.0 million and $142.9 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a dealer bank related to our commercial loan swap program. At September 30, 2016 and December 31, 2015, the fair value of these arrangements were $14.2 million and $3.2 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

Refer to Note 15 of the consolidated financial statements for further details.

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

At September 30, 2016 and December 31, 2015, we had a notional amount of $55.2 million and $20.7 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline. At September 30, 2016 and December 31, 2015, the fair value of our interest rate locks was $749,000 and $139,000, respectively, and was recorded as assets on our consolidated statements of condition. For the three and nine months ended September 30, 2016 and 2015, we recorded the change in unrealized gains on these interest rate lock commitments of $226,000, $610,000, $14,000 and $33,000, respectively, within mortgage banking income (net) on the consolidated statements of income.

Refer to Note 15 of the consolidated financial statements for further details.

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

As of September 30, 2016 and 2015, our net interest income sensitivity analysis reflected the following changes to net interest income. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2016	September 30, 2015
Year 1
+200 basis points	(0.75)%	(5.39)%
-100 basis points	(1.76)%	(0.80)%
Year 2
+200 basis points	(3.51)%	(5.23)%
-100 basis points	(9.76)%	(4.53)%

The most significant factors affecting the changes in market risk exposure at September 30, 2016 compared to September 30, 2015 were the acquisition of SBM, which increased the mix of variable rate loans and increased core deposits, and an increase in back-to-back loan swaps. If rates remain at or near current levels, net interest income is projected to decrease slightly in year 1 and year 2 as loan rates have repriced to current rates and the cost of funds remains unchanged. If rates decrease 100 basis points, net interest income is projected to decrease slightly as changes in loan and funding costs almost offset in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while the cost of funds remains flat. If rates increase 200 basis points, net interest income is projected to decrease in the first year due to the repricing of short-term funding. Then in the second year, net interest income is projected to increase as loans and investments continue to reprice/reset into higher yields while the cost of funds lag. At this point, the Company's balance sheet becomes asset sensitive. In years three to five, the loan and investment cash flows continue to reprice as the cost of funds lags increasing net interest income above our base.

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

	Economic Value of Equity
Change in Interest Rates(1)	September 30, 2016	September 30, 2015
+200 basis points	8.58%	8.60%
+100 basis points	8.58%	9.18%
Base	8.35%	9.66%
-100 basis points	7.05%	8.79%
(1) Assumes instantaneous parallel changes in interest rates.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Company’s Board of Directors has approved hedging policy statements governing the use of these instruments. At September 30, 2016, we had $43.0 million notional principal amount of interest rate swap agreements related to our junior subordinated debentures, $50.0 million notional principal amount of interest rate swap agreements related to our short-term funding and $269.0 million notional principal amount of interest rate swap agreements related to the Company’s commercial loan level derivative program with the participating borrower and counterparty. The Board ALCO and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company's Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Commission on March 12, 2014).
10.1+	Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 29, 2016).
10.2*+	Amendment to Camden National Corporation 2003 Stock Option and Incentive Plan dated September 30, 2016.
10.3*+	Third Amendment to Camden National Corporation 2012 Equity and Incentive Plan dated September 30, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 4, 2016
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	November 4, 2016
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer