Form 10-K
period 2016-12-31
CAMDEN NATIONAL CORP
filed 2017-03-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $316,376,401. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2017 was 15,493,927.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2016 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $3.9 billion in assets, 61 banking centers, 84 ATMs, and three lending offices at December 31, 2016, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiary, Camden National Bank (the "Bank"), is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, offers commercial and consumer banking products and services, and through Camden Financial Consultants and Camden National Wealth Management, divisions of the Bank, brokerage and insurance services as well as investment management and fiduciary services.

The Company acquired SBM Financial, Inc. ("SBM"), the parent company of The Bank of Maine, on October 16, 2015. Healthcare Professional Funding Corporation ("HPFC"), a wholly-owned subsidiary of The Bank of Maine, became a wholly-owned subsidiary of the Bank. Effective February 19, 2016, the Company ceased ongoing operations of HPFC and it is no longer originating loans. The Company will continue to earn revenues from HPFC's loan portfolio as it naturally runs off.

The consolidated financial statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

The Company is committed to the philosophy of serving the financial needs of customers in local communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities.

The Company has achieved a five-year compounded annual asset growth rate of 11%, resulting in $3.9 billion in total assets at December 31, 2016. The following is a chronological timeline of significant events and factors contributing to the Company's asset growth over the past five years:

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

•
2015 — The Company achieved organic asset growth of $80.0 million, fueled by organic loan growth of $102.4 million. The Company completed the acquisition of SBM on October 16, 2015. SBM was approximately one-third the size of the Company pre-acquisition with total assets of $840.1 million, total loans of $615.2 million and total deposits of $687.0 million. The acquisition provided the Company with an expanded presence in Southern and Central Maine, significant low cost deposits, and strengthened its mortgage banking platform, including two additional lending offices in Falmouth, Maine and Braintree, Massachusetts.

•
2016 — The Company had $104.4 million of organic loan growth, primarily within the commercial real estate and commercial loan portfolios. In 2016, the Company originated approximately $370.0 million of residential mortgages and sold approximately 65% of its production. This resulted in gains from loan sales of $6.2 million, compared to $1.3 million for 2015.

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

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank offers its products and services across Maine, and focuses primarily on attracting deposits from the general public through its branches, and then leveraging this relationship to originate residential mortgage loans, commercial business loans, commercial real estate loans and a variety of consumer loans across New England. The Company has locations within 13 of Maine's 16 counties. Customers may also access the Bank’s products and services using other channels, including online at www.CamdenNational.com.

Camden Financial Consultants. Camden Financial Consultants is a full-service brokerage and insurance division of the Bank in the business of helping clients meet all of their financial needs by using a total wealth management approach. Its financial offerings include college, retirement, and estate planning, mutual funds, strategic asset management accounts, and variable and fixed annuities.

Camden National Wealth Management. Effective as of close of business November 30, 2016, the Company's wholly-owned subsidiary, Acadia Trust, N.A., merged into the Bank, and was rebranded as Camden National Wealth Management. Prior to the merger, Acadia Trust, N.A. was a limited purpose national banking association chartered under the laws of the U.S. headquartered in Portland, Maine. Now operating as Camden National Wealth Management, a division of the Bank, it continues to provide a broad range of trust, trust-related, investment and wealth management services to both individual and institutional clients. The financial services provided by Camden National Wealth Management complement the services provided by the Bank by offering high net worth individuals, businesses and non-profit institutional customers investment management services, as well as serving as trustee.

Healthcare Professional Funding Corporation. HPFC is a wholly-owned subsidiary of the Bank and, prior to the closing of ongoing operations on February 19, 2016, it provided specialized lending to dentists, optometrists and veterinarians across the U.S. HPFC was acquired in connection with the acquisition of SBM. HPFC's website address is www.healthprofunding.com.

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

Competition. Through the Bank and its subsidiaries and division of, the Company competes throughout Maine, New Hampshire and Massachusetts. Our primary markets within Maine run along Maine's coast — from Calais to Kittery — and mid-interior (along Interstate 95) through Bangor, Maine. We operate and manage the Bank's business within Maine's various regions, including Mid Coast, Southern, Central, Bangor and Downeast. Many of these markets that we operate in are characterized as rural areas. Major competitors in the Company’s primary market area include local branches of large regional and national banking organizations and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, which is branded as the Camden National Experience, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. The Company, through Camden National Wealth Management and Camden Financial Consultants, competes for trust, trust-related, investment management, individual retirement, foundation and endowment management services and brokerage services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

Employees. The Company employed 631 people on a full- or part-time basis as of December 31, 2016 through the Bank, and its divisions.

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

The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its direct and indirect subsidiaries. This summary is not a comprehensive analysis of all applicable law, however, and you should refer to the applicable statutes and regulations for more information.

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

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be closely related to banking or managing and controlling banks.

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

Regulation of the Bank

The Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the Federal Deposit Insurance Corporation (the “FDIC”) has secondary supervisory authority as the insurer of the Bank’s deposits. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance. The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits — the designated reserve ratio — to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15% prior to that date. On June 30, 2016, the reserve ratio rose to 1.17%, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.

Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminated risk categories for established small banks and uses the financial ratios method. Under this method each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMLES rating of 3 will range from 3 to 30 basis points.

The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank’s FDIC insurance expense for the year ended December 31, 2016 was $2.0 million.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the OCC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

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

Under the FRB's rules, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under the OCC’s rules, an OCC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that is federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital
Resources,” and Item 8. "Financial Statements and Supplementary Data", in the section entitled “Note 20, Regulatory Capital
Requirements.”

The Company and the Bank are considered “well capitalized” under all regulatory definitions.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “— Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement

Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. On a monthly basis, management reviews the allowance for loan losses to assess recent asset quality trends and impact on the Company's financial condition. On a quarterly basis, the allowance for loan losses is brought before the Bank's Board of Directors for discussion, review, and approval. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

We are exposed to real estate and economic factors throughout Maine, as 85% of our loan portfolio is concentrated among borrowers in Maine, with higher concentrations of exposure in Cumberland, Hancock, Kennebec, Knox, and Penobscot counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. There is also increased competition by out-of-market competitors through the internet. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

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

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers that are rapidly evolving their service offerings and escalating the costs of evolving the Bank’s efforts to keep pace. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments, which may also have an adverse impact on our net interest income. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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
Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business-Supervision and Regulation.”

We have become subject to new capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity that has historically been the case.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-by 2018, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

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

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2016, our commercial real estate and commercial loan portfolios comprised 56% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2016, the most significant industry concentration within our loan portfolio was non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 12% of our total loans and 31% of our total commercial real estate portfolio. As of December 31, 2016, we had no other industry concentrations in excess of 10% of total loans.

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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2016. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2016, our goodwill and other identifiable intangible assets totaled $101.5 million, which included goodwill and core deposit intangible assets created in connection with the SBM acquisition on October 16, 2015 of $49.9 million and $6.6 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2016 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2016. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Systems failures, interruptions or breaches of security concerning our information base, including the information we maintain relating to our customers, could have an adverse effect on our financial condition and results of operations.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cyberattacks, hacking, identity theft and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our customers’ devices may be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.

The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully implement and integrate future system enhancements could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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

We are a holding company and dependent upon our subsidiary for dividends, distributions and other payments.

We are a legal entity separate and distinct from our direct and indirect subsidiaries. Our revenue (on a parent-only basis) is derived primarily from interest and dividends paid to us by the Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of us in a creditor capacity may be recognized.

Holders of our common stock are entitled to receive dividends only when, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, our ability to pay dividends would be restricted under current regulatory capital rules if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Part I, Item 1. “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Regulatory Capital Requirements.”

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s recently issued financial instruments standard will, among other things, significantly change how loan loss provisions are determined once effective from an incurred loss model to an expected loss model.

Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact our financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, the Company owns or leases a total of 65 facilities, excluding any properties designated other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 42 of its facilities, none of which are subject to a mortgage, and the remaining branches are leased by the Company. The Company has a 61 branch network located throughout Maine, and two loan production offices located in New Hampshire and Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2016:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Principal executive office	Owned	15,500
Canal Plaza	Portland, Maine	2 floors	Branch and executive office	Leased	16,355
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	17,497
Kennebunk	Kennebunk, Maine	2 story building	Branch and service center	Owned	9,982
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Waterville	Waterville, Maine	3 story building	Branch	Owned	17,099

(1)	Total square footage for leased locations represents the amount of space the Company occupies.

(2)	Includes space leased to third parties.

For additional information regarding the Company's premises and equipment and lease obligations see Note 7 of the consolidated financial statements included in Item 8 hereof.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2016 and 2015) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2016			2015
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter(1)	$28.87	$25.09	$0.20	$26.56	$24.42	$0.20
Second Quarter(1)	$29.17	$26.97	$0.20	$27.57	$25.03	$0.20
Third Quarter(1)	$32.32	$27.91	$0.20	$27.25	$25.26	$0.20
Fourth Quarter(1)	$45.24	$29.70	$0.23	$30.23	$26.06	$0.20

(1)
Per share data has been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13 of the consolidated financial statement within Item 8 for further details.

As of March 1, 2017, there were 15,493,927 shares of the Company’s common stock outstanding by approximately 1,200 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees, which is estimated to be 3,700 shareholders.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2011 through December 31, 2016. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2011 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2016.

Stock Performance Graph

On September 24, 2013, the Board of Directors authorized a common stock repurchase program (the "2013 Repurchase Plan"). The 2013 Repurchase Plan allows for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s Board of Directors terminates the program. There is no specified expiration date of the 2013 Repurchase Plan. As of December 31, 2016, the Company had repurchased 374,250 shares at an average price of $26.55, or 99.8% of the program’s total allotment and 2.4% of total outstanding shares. The Company did not repurchase any shares of Company common stock for the year ended December 31, 2016.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
01/01/2016 to 12/31/2016	—	—	—	750
Total	—	$—	—	750

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

	At or For The Year Ended December 31,
(In Thousands, Except per Share Data)	2016	2015	2014	2013	2012
Financial Condition Data
Investments	$897,679	$855,995	$803,633	$828,201	$802,084
Loans and loans held for sale	2,609,400	2,501,164	1,772,610	1,580,402	1,563,866
Allowance for loan losses	(23,116)	(21,166)	(21,116)	(21,590)	(23,044)
Total assets	3,864,230	3,709,344	2,789,853	2,603,829	2,564,757
Deposits	2,828,529	2,726,379	1,932,097	1,813,824	1,929,469
Borrowings	599,675	572,362	577,002	530,092	360,163
Shareholders’ equity	391,547	363,190	245,109	231,096	233,815
Operating Data
Net interest income	$113,072	$86,452	$76,257	$75,441	$73,745
Provision for credit losses	5,258	1,936	2,220	2,028	3,816
Non-interest income	39,621	27,482	24,370	27,835	23,412
Non-interest expense	89,896	81,139	62,397	66,333	59,031
Income before income taxes	57,539	30,859	36,010	34,915	34,310
Income taxes	17,472	9,907	11,440	12,132	10,882
Net income	$40,067	$20,952	$24,570	$22,783	$23,428
Ratios
Return on average assets	1.04%	0.70%	0.92%	0.88%	0.98%
Return on average equity	10.47%	7.54%	10.37%	9.74%	10.31%
Net interest margin (fully-taxable equivalent)	3.32%	3.19%	3.11%	3.20%	3.36%
Tier I leverage capital ratio(1)	8.83%	8.74%	9.26%	9.43%	8.94%
Total risk-based capital ratio(1)	14.04%	12.98%	15.16%	16.45%	15.56%
Non-performing assets to total assets	0.67%	0.66%	0.82%	1.18%	1.13%
Dividend payout ratio	32.22%	50.60%	33.73%	36.30%	32.73%
Per common share data(2)
Basic earnings per share	$2.59	$1.73	$2.19	$1.98	$2.04
Diluted earnings per share	2.57	1.73	2.19	1.98	2.03
Dividends declared per share	0.83	0.80	0.74	0.72	0.67
Book value per share	25.30	23.69	22.00	20.33	20.45
Non-GAAP measures(3)
Adjusted net income	$40,597	$28,186	$24,277	$23,564	$24,324
Adjusted diluted earnings per share(2)	2.61	2.33	2.16	2.05	2.11
Tangible book value per share(2)	18.74	16.89	17.68	15.99	15.79
Efficiency ratio	57.53%	61.13%	61.58%	62.78%	57.45%
Adjusted return on average assets	1.06%	0.94%	0.90%	0.92%	1.02%
Return on average tangible equity	14.76%	9.91%	13.46%	14.55%	13.19%
Adjusted return on average tangible equity	14.95%	13.20%	13.30%	13.42%	13.68%
Tangible common equity ratio	7.71%	7.18%	7.18%	7.12%	7.19%

(1)	Effective January 1, 2015, the Company reported regulatory capital ratios in accordance with the Basel III regulatory capital rule and framework.

(2)	Per share data has been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13 within the consolidated financial statements.

(3)
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP" for discussion and reconciliations of non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2016, 2015 and 2014 and financial condition at December 31, 2016 and 2015 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. The dollar amounts within the tables are presented in thousands, except per share data. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Acronyms and Abbreviations

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

Acadia Trust:
Acadia Trust, N.A. was a wholly-owned subsidiary of Camden National Corporation until its merger with Camden National Bank, a wholly-owned subsidiary of Camden National Corporation, on November 30, 2016.
		IRS:	Internal Revenue Service
AFS:	Available-for-sale	LIBOR:	London Interbank Offered Rate
ALCO:	Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
ALL:	Allowance for loan losses	Management ALCO:	Management Asset/Liability Committee
AOCI:	Accumulated other comprehensive income (loss)	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
ASU:	Accounting Standards Update	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSHA:	Maine State Housing Authority
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Company:	Camden National Corporation	NRV:	Net realizable value
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
DCRP:	Defined Contribution Retirement Plan	OCI:	Other comprehensive income (loss)
EPS:	Earnings per share	OFAC:	Office of Foreign Assets Control
FASB:	Financial Accounting Standards Board	OREO:	Other real estate owned
FDIC:	Federal Deposit Insurance Corporation	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
FHLB:	Federal Home Loan Bank	SERP:	Supplemental executive retirement plans
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America
GAAP:	Generally accepted accounting principles in the United States	2003 Plan:	2003 Stock Option and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank	2012 Plan:	2012 Equity and Incentive Plan
HTM:	Held-to-maturity	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

Executive Overview

In the fourth quarter of 2015, we completed the acquisition of SBM, the parent company of The Bank of Maine, and much of our attention for 2016 was focused on executing the merger strategies, integrating the two banks, and delivering on the commitments we had made to our shareholders and stakeholders. Through the successful execution of our merger strategies and the ongoing hard work and efforts of all our employees and the Board of Directors, we were able to meet our commitments and report solid financial results for the year ended December 31, 2016, including net income of $40.1 million and diluted EPS of $2.57 per share; return on average assets and equity of 1.04% and 10.47%, respectively; and an efficiency ratio (non-GAAP) of 57.53%.

Our strong financial and operating results for the year ended December 31, 2016 was largely due to the culmination of the Merger, which provided us with a larger presence in Southern and Central Maine, as well as an established mortgage banking business, but also our focus and commitment on driving organic growth through consistent delivery of our value proposition across all of our delivery channels. Total assets at December 31, 2016 were $3.9 billion, representing an increase over last year of 4%. Our asset growth in 2016 was driven by solid loan growth (excluding loans held for sale) of 4% and higher investment balances of 5%. Total deposits at December 31, 2016 were $2.8 billion, representing an increase over last year of 4%, which was driven by core deposit growth (demand, interest checking, savings and money market) of 4%.

Our asset quality at December 31, 2016 continues to remain strong with non-performing assets to total assets of 0.67% and non-performing loans to total loans of 0.97%, representing slight increases over last year of 1 basis point and 4 basis points, respectively. Our ratio of loans 30-89 days past due to total loans at December 31, 2016 was 0.24%, compared to 0.40% last year. Our provision for credit losses for the year ended December 31, 2016 was $5.3 million compared to $1.9 million last year. The increase was driven by our aforementioned loan growth year-over-year, as well as the credit deterioration of two significant loan relationships during 2016: (i) a syndication relationship we acquired as part of the Merger that resulted in incremental provision expense in 2016 of $1.4 million; and (ii) a large commercial real estate loan that was downgraded from passing to substandard in 2016 that resulted in incremental provision expense for 2016 of $1.3 million.

In the third and fourth quarter of 2016, we took certain steps to provide our shareholders with additional returns, including increasing our stock liquidity through completion of a three-for-two stock split effective September 30, 2016, and through a 15% increase in our quarterly cash dividend effective for the January 31, 2017 payout to our shareholders.

At December 31, 2016, the Company and the Bank, maintained risk-based capital ratios in excess of the regulatory levels required for an institution to be considered “well capitalized".

OPERATING RESULTS

Net income for the year ended December 31, 2016 was $40.1 million compared to $21.0 million last year. Adjusted net income (non-GAAP) for the year ended December 31, 2016 was $40.6 million compared to $28.2 million last year.

Diluted EPS for the year ended December 31, 2016 was $2.57 per share compared to $1.73 per share last year. Adjusted diluted EPS (non-GAAP) for the year ended December 31, 2016 was $2.61 compared to $2.33 per share last year, representing an increase of 12% over last year.

The increase in adjusted net income (non-GAAP) of 44% and adjusted diluted EPS (non-GAAP) of 12% in 2016 compared to 2015 highlights the benefits of the Merger and our successful execution of our merger strategies, including an efficiency ratio of 57.53%, a return on average assets ratio of 1.04%, and a return on average equity of 10.47%.

FINANCIAL CONDITION

Total assets at December 31, 2016 of $3.9 billion increased $154.9 million, or 4%, since December 31, 2015 driven by organic loan growth of $104.4 million, or 4%, for the year.

Our 2016 loan growth was centered in commercial real estate loans and commercial loans of 13% and 12%, resulting in a loan mix of 56% commercial and 44% retail.

Total deposits at December 31, 2016 grew 4% over last year to $2.8 billion. Core deposits (demand, interest checking, saving and money market) increased 4% over last year to $2.1 billion. Our CD balances at December 31, 2016 decreased $48.7 million since last year and was supplemented by an increase in brokered deposits of $73.5 million. Total borrowings increased 5% over last year to $599.7 million at December 31, 2016.

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

Loans for which a specific loss allocation may be required are identified and assessed at least quarterly by reviewing individual loans with a principal balance of $250,000 or more that are risk rated as substandard or doubtful and are on non-accrual status in accordance with Bank policy. We believe loans that meet the above criteria most often demonstrate the qualities and characteristics of an impaired loan and are individually significant enough to the Company to warrant individual assessment. An allowance is established for each of these loans to reduce the net carrying value when the discounted cash flows (or collateral value or observable market) of the impaired loan is lower than the recorded investment of the loan. Subsequent to December 31, 2016, we amended our internal policy for assessing individual loans for impairment by increasing the principal balance threshold to $500,000. The qualitative factors for assessing a loan individually for impairment remain unchanged. The change in our internal policy will be effective for periods beginning on January 1, 2017.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2016 determined it to be appropriate, under adversely different conditions or assumptions, we may need to increase the ALL. Monthly, management reviews the ALL to assess recent asset quality trends and impact on the Company's financial condition. Quarterly, the ALL is brought before the Bank's Board of Directors for discussion, review, and approval.

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

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. On October 16, 2015, we completed the acquisition of SBM, the parent company of The Bank of Maine. We did not acquire any other company or assets in 2016.

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

For the year ended December 31, 2016 and 2015, we performed step one of the annual goodwill impairment test for each reporting unit and in doing so, we concluded that the estimated fair value of each reporting unit exceeded its respective carrying value. As such, we concluded that goodwill was not impaired as of November 30, 2016 and 2015. Furthermore, we are not

aware of any indications and/or triggers subsequent to our goodwill impairment analysis performed as of November 30, 2016 that would lead us to believe there may be subsequent impairment of goodwill.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred for the year ended December 31, 2016 or 2015 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

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

Income Taxes. We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets will be realized. Income tax returns for the year ended December 31, 2013, 2014 and 2015 are open to audit by federal and various state authorities and currently our federal income tax returns for 2013 and 2014 are undergoing an IRS examination. If we, as a result of an audit, were assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio; tax equivalent net interest income; tangible book value per share; tangible common equity ratio; adjusted net income, adjusted diluted EPS, adjusted return on average assets, adjusted return on average equity and average tangible equity, and adjusted NIM; and return on average tangible equity. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Efficiency Ratio. The efficiency ratio represents an approximate measure of the cost required for the Company to generate a dollar of revenue. This is a common measure within our industry and is a key ratio for evaluating Company performance. The efficiency ratio is calculated as the ratio of (i) total non-interest expense, adjusted for certain operating expenses to (ii) net interest income on a tax equivalent basis (assumed 35% tax rate) plus total non-interest income, adjusted for certain other income items.

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Non-interest expense, as presented	$89,896	$81,139	$62,397	$66,333	$59,031
Less: merger and acquisition costs, and divestiture cost	(866)	(10,415)	—	(374)	(2,324)
Less: goodwill impairment	—	—	—	(2,830)	—
Less: prepayment penalties on borrowings	—	—	—	—	(2,030)
Adjusted non-interest expense	$89,030	$70,724	$62,397	$63,129	$54,677
Net interest income, as presented	$113,072	$86,452	$76,257	$75,441	$73,745
Add: effect of tax-exempt income	2,121	1,763	1,157	808	988
Non-interest income	39,621	27,482	24,370	27,835	23,412
Less: net gains on sale of securities, net of OTTI	(51)	(4)	(451)	(785)	(2,498)
Less: gain on branch divestiture and branch sale	—	—	—	(2,742)	(479)
Adjusted net interest income plus non-interest income	$154,763	$115,693	$101,333	$100,557	$95,168
Efficiency ratio	57.53%	61.13%	61.58%	62.78%	57.45%
Non-interest expense, as presented, to total revenues(1)	58.87%	71.22%	62.01%	64.23%	60.76%

(1)	Revenue is defined as net interest income plus non-interest income.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Net interest income, as presented	$113,072	$86,452	$76,257	$75,441	$73,745
Effect of tax-exempt income	2,121	1,763	1,157	808	988
Net interest income, tax equivalent	$115,193	$88,215	$77,414	$76,249	$74,733

Tangible Book Value per Share. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, premium on deposits and other acquisition-related intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share. Tangible book value per share is a common measure within our industry when assessing the value of a Company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

	December 31,
	2016	2015	2014	2013	2012
Tangible Book Value Per Share:
Shareholders' equity, as presented	$391,547	$363,190	$245,109	$231,096	$233,815
Less: goodwill and other intangible assets	(101,461)	(104,324)	(48,171)	(49,319)	(53,299)
Tangible equity	$290,086	$258,866	$196,938	$181,777	$180,516
Shares outstanding at period end(1)	15,476,379	15,330,717	11,139,333	11,369,870	11,434,125
Tangible book value per share(1)	$18.74	$16.89	$17.68	$15.99	$15.79
Book value per share(1)	$25.30	$23.69	$22.00	$20.33	$20.45
Tangible Common Equity Ratio:
Total assets	$3,864,230	$3,709,344	$2,789,853	$2,603,829	$2,564,757
Less: goodwill and other intangibles	(101,461)	(104,324)	(48,171)	(49,319)	(53,299)
Tangible assets	$3,762,769	$3,605,020	$2,741,682	$2,554,510	$2,511,458
Tangible common equity ratio	7.71%	7.18%	7.18%	7.12%	7.19%
Shareholders' equity to total assets	10.13%	9.79%	8.79%	8.88%	9.12%

(1)
Share and per share amounts have been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Item 8. "Financial Statements and Supplementary Data—Note 13, Shareholders' Equity."

Adjusted Net Income, Adjusted Diluted EPS, Adjusted Return on Average Assets and Adjusted Return on Average Equity and Average Tangible Equity: The following tables provide a reconciliation of net income, diluted EPS, return on average assets and average shareholders' equity to exclude the financial impact of certain transactions. The following adjusted financial ratios assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Adjusted Net Income:
Net income, as presented	$40,067	$20,952	$24,570	$22,783	$23,428
Add: mergers and acquisition costs and divestiture costs, net of tax(1)	563	7,237	—	243	1,511
Add: goodwill impairment(1)	—	—	—	2,830	—
Add: prepayment penalties on borrowings(1)	—	—	—	—	1,320
Less: net gains on sale of securities, net of OTTI(1)	(33)	(3)	(293)	(510)	(1,624)
Less: gain on branch divestiture and branch sale(1)	—	—	—	(1,782)	(311)
Adjusted net income	$40,597	$28,186	$24,277	$23,564	$24,324
Adjusted Diluted EPS:
Diluted EPS, as presented(2)	$2.57	$1.73	$2.19	$1.98	$2.03
Impact of adjustments to arrive at adjusted net income(2)	0.04	0.60	(0.03)	0.07	0.08
Adjusted diluted EPS(2)	$2.61	$2.33	$2.16	$2.05	$2.11
Adjusted Return on Average Assets:
Return on average assets, as presented	1.04%	0.70%	0.92%	0.88%	0.98%
Impact of adjustments to arrive at adjusted net income	0.02%	0.24%	(0.02)%	0.04%	0.04%
Adjusted return on average assets	1.06%	0.94%	0.90%	0.92%	1.02%

(1)	Assumed a 35% tax rate for deductible expenses, with the exception of goodwill impairment as this was a non-taxable event.

(2)	Per share data has been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13 in the consolidated financial statements.

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of intangible assets and goodwill impairment (the numerator) to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common measure within our industry.

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Net income, as presented	$40,067	$20,952	$24,570	$22,783	$23,428
Add: amortization of intangible assets, net of tax(1)	1,237	849	746	747	427
Add: goodwill impairment(1)	—	—	—	2,830	—
Net income, adjusted for amortization of intangible assets and goodwill impairment	41,304	21,801	25,316	26,360	23,855
Add: merger and acquisition costs and divestiture costs, net of tax(1)	563	7,237	—	243	1,511
Add: prepayment penalties on borrowings(1)	—	—	—	—	1,320
Less: net gains on sale of securities, net of OTTI(1)	(33)	(3)	(293)	(510)	(1,624)
Less: gain on branch divestiture and branch sale(1)	—	—	—	(1,782)	(311)
Adjusted tangible net income	$41,834	$29,035	$25,023	$24,311	$24,751
Average equity	$382,507	$277,716	$236,849	$233,888	$227,129
Less: average goodwill and other intangible assets	(102,711)	(57,833)	(48,735)	(52,708)	(46,253)
Average tangible equity	$279,796	$219,883	$188,114	$181,180	$180,876
Adjusted return on average tangible equity	14.95%	13.20%	13.30%	13.42%	13.68%
Return on average tangible equity	14.76%	9.91%	13.46%	14.55%	13.19%
Adjusted return on average equity	10.94%	10.45%	10.56%	10.39%	10.90%
Return on average equity	10.47%	7.54%	10.37%	9.74%	10.31%

(1)	Assumed a 35.0% tax rate for deductible expenses, with the exception of goodwill impairment as this was a non-taxable event.

Adjusted Net Interest Margin: The following tables provide a reconciliation of NIM on a fully-taxable basis as presented within "—Results and Operations—Net Interest Income" to NIM on a fully-taxable basis, adjusted for fair value mark accretion from purchase accounting and recoveries on previously charged-off acquired loans. We believe this measure is meaningful as our NIM on fully-taxable basis as reported benefits from these items and they are not representative of how we manage our business and our balance sheet.

Prior to the Merger in the fourth quarter of 2015, fair value mark accretion from purchase accounting and recoveries on previously charged-off loans were not material to our consolidated financial condition or operating results, and, thus, non-GAAP reconciliations for the year ended December 31, 2012, 2013 and 2014 were not provided.

	For The Year Ended December 31,
	2016	2015
Net interest income, tax equivalent, as presented	$115,193	$88,215
Less: fair value mark accretion from purchase accounting	(5,082)	(812)
Less: collection of previously charged-off acquired loans	(1,078)	(52)
Adjusted net interest income, tax equivalent	$109,033	$87,351
Average total interest-earnings assets	$3,466,601	$2,764,568
Net interest margin (fully-taxable equivalent)	3.32%	3.19%
Adjusted net interest margin (fully-taxable equivalent)	3.15%	3.16%

Results of Operations

For the year ended December 31, 2016, we reported net income of $40.1 million compared to $21.0 million for the year ended December 31, 2015, and $24.6 million for the year ended December 31, 2014. Diluted EPS for each of these years were $2.57, $1.73, and $2.19, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income tax expense, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue accounting for approximately 74% of total revenues, is affected by factors including, but not limited to: changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. NIM is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our NIM on a fully-taxable equivalent basis for the year ended December 31, 2016, 2015, and 2014 was 3.32%, 3.19%, and 3.11%.

2016 vs. 2015 Net Interest Income. Net interest income was $115.2 million on a fully-taxable equivalent basis for 2016, compared to $88.2 million for 2015, representing an increase of $27.0 million, or 31%.

Interest income on a fully-taxable equivalent basis for 2016 was $131.7 million, representing an increase over 2015 of $30.8 million, or 31%. Our interest income growth for 2016 was primarily driven by an increase in average interest-earning assets of $702.0 million, or 25%, over last year. We also benefited from a higher yield on interest-earning assets of 15 basis points in 2016 compared to last year.

Average interest-earning assets totaled $3.5 billion for 2016, and our growth of 25% over last year was fueled by higher average loan balance of $618.5 million, or 32%. The increase in average loan balances was due to the Merger in the fourth quarter of 2015, in which we acquired $615.4 million of loan balances, as well 4% organic loan growth during 2016.

Our yield on interest-earning assets for 2016 was 3.80% compared to 3.65% last year. The increase reflects that benefits of the Merger as our loan yield increased 8 basis points in 2016 over last year. As part of the Merger, we acquired HPFC and it earned an average yield of 8.82% for 2016. However, effective February 19, 2016, we ceased HPFC's operations and loans are no longer being originated by HPFC and expect this loan portfolio to run off over the next several years. Also, due to the Merger, we benefited from higher loan and CD net fair value mark accretion of $4.3 million compared to last year and one-time recoveries on previously charged-off acquired SBM loans of $1.1 million for 2016. Our commercial real estate loan yield decreased 34 basis points in 2016 compared to 2015 due to the combination of (i) the competitive landscape across northern New England for strong credit commercial real estate loans, (ii) our strategy over the past two years to utilize back-to-back customer loan swaps on originated commercial real estate loans to protect us in a rising rate environment, and (iii) the low interest rate environment.

For 2016, our average deposits (excluding brokered deposits) totaled $2.6 billion, representing an increase of $656.4 million, or 35%, over last year. Our average core deposits (demand, interest checking, savings and money market) for 2016 were $2.1 billion, representing an increase of $525.4 million, or 34%, over last year. The increase in average deposits (excluding brokered deposits) was primarily due to the Merger in the fourth quarter of 2015, in which we acquired $687.0 million of deposit balances. Our cost of funds of 0.49% for 2016 increased 2 basis points over last year, which was driven by higher deposit and overnight borrowings costs and $15.0 million of subordinated debentures we issued in the fourth quarter of 2015 at a fixed interest rate of 5.50% per annum.

Our NIM on a fully-taxable equivalent basis for 2016 was 3.32%, representing an increase of 13 basis points over 2015. Our adjusted NIM (non-GAAP) for 2016, which excludes fair value mark accretion generated in purchase accounting and one-time recoveries on previously charged-off acquired loans, was 3.15%, representing a decrease of 1 basis point compared to last year.

2015 vs. 2014 Net Interest Income. Net interest income was $88.2 million on a fully-taxable equivalent basis for 2015, compared to $77.4 million for 2014, representing an increase of $10.8 million, or 14%. The increase was driven by higher average loan balance of $267.3 million, or 16%, and lower funding costs of 3 basis points. Our NIM on a fully-taxable equivalent basis for 2015 was 3.19%, representing an increase of 8 basis points over 2014. Our 2015 NIM on a fully-taxable equivalent basis benefited from certain transactions. Our adjusted NIM (non-GAAP) on a fully-taxable equivalent basis for 2015 was 3.16%

For 2015, our interest income on fully-taxable equivalent basis reached $100.9 million, compared to $89.5 million for 2014. The increase of $11.4 million was driven by an increase in our average loan balances during 2015, which was a result of (i) organic loan growth during 2015 of $102.4 million, or 6%, and (ii) the acquisition of SBM on October 16, 2015, which included $615.4 million of loans on the acquisition date. The Merger not only provided us with higher average balances and interest income balances, but also improved our interest rate risk position in a rising rate environment due to the level of floating rate loans within the acquired loan portfolio as well as total deposits acquired of $687.0 million. Additionally, in 2015, we increased our use of customer loans swaps within our commercial real estate loan portfolio to improve our interest rate risk position in a rising rate environment by swapping fixed rate for variable rate. At December 31, 2015, our total notional on customer loan swaps with our borrowers totaled $142.9 million compared to $29.1 million at December 31, 2014 (we have matching notional agreements with a counterparty).

For 2015, our interest expense associated with deposits and borrowings totaled $12.7 million, compared to $12.1 million for 2014, representing an increase of $564,000, or 5%. The increase in total interest expense was due to higher cost average balances on our total deposits, excluding brokered deposits, as well higher borrowing costs, primarily associated with the issuance of $15.0 million of ten-year subordinated debentures bearing interest at an annual rate of 5.50% on October 8, 2015. Throughout 2015, we were able to effectively manage our borrowings by utilizing brokered deposits at lower interest rates than other borrowing means to aid the funding of our loan growth throughout the year.

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Securities – taxable	$796,423	$17,566	2.21%	$739,168	$15,715	2.13%	$770,202	$16,474	2.14%
Securities – nontaxable(1)	103,086	4,363	4.23%	76,779	3,397	4.42%	37,499	1,932	5.15%
Loans(2):
Residential real estate	822,690	34,366	4.18%	636,516	26,505	4.16%	571,593	24,036	4.21%
Commercial real estate(3)	1,004,169	41,228	4.11%	716,112	31,859	4.45%	594,224	26,976	4.54%
Commercial(1)	292,709	12,350	4.22%	254,514	9,726	3.82%	211,722	8,346	3.94%
Municipal(1)	19,238	572	2.97%	13,698	471	3.44%	13,794	486	3.52%
Consumer	358,098	15,111	4.22%	310,664	12,053	3.88%	289,964	11,292	3.89%
HPFC	70,188	6,191	8.82%	17,117	1,181	6.90%	—	—	—%
Total loans	2,567,092	109,818	4.28%	1,948,621	81,795	4.20%	1,681,297	71,136	4.23%
Total interest-earning assets	3,466,601	131,747	3.80%	2,764,568	100,907	3.65%	2,488,998	89,542	3.60%
Cash and due from banks	87,319			55,256			44,276
Other assets	305,440			200,857			171,204
Less: ALL	(22,663)			(21,281)			(21,691)
Total assets	$3,836,697			$2,999,400			$2,682,787
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$386,189	$—	—%	$292,776	$—	—%	$251,609	$—	—%
Interest checking	724,222	921	0.13%	543,330	427	0.08%	465,740	325	0.07%
Savings	461,794	278	0.06%	306,536	180	0.06%	250,148	142	0.06%
Money market	490,155	2,053	0.42%	394,367	1,283	0.33%	413,712	1,206	0.29%
Certificates of deposit	489,040	3,793	0.78%	357,972	3,126	0.87%	328,887	3,116	0.95%
Total deposits	2,551,400	7,045	0.28%	1,894,981	5,016	0.26%	1,710,096	4,789	0.28%
Borrowings:
Brokered deposits	231,610	1,588	0.69%	229,079	1,495	0.65%	157,265	1,478	0.94%
Subordinated debentures	58,718	3,415	5.82%	47,569	2,724	5.73%	43,973	2,532	5.76%
Other borrowings	557,684	4,506	0.81%	511,632	3,457	0.68%	504,803	3,329	0.66%
Total borrowings	848,012	9,509	1.12%	788,280	7,676	0.97%	706,041	7,339	1.04%
Total funding liabilities	3,399,412	16,554	0.49%	2,683,261	12,692	0.47%	2,416,137	12,128	0.50%
Other liabilities	54,778			38,423			29,801
Shareholders’ equity	382,507			277,716			236,849
Total liabilities and shareholders’ equity	$3,836,697			$2,999,400			$2,682,787
Net interest income (fully-taxable equivalent)		115,193			88,215			77,414
Less: fully-taxable equivalent adjustment		(2,121)			(1,763)			(1,157)
Net interest income		$113,072			$86,452			$76,257
Net interest rate spread (fully-taxable equivalent)			3.31%			3.18%			3.10%
Net interest margin (fully-taxable equivalent)			3.32%			3.19%			3.11%
(1) Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) For the year ended December 31, 2015, one loan paid-off that was on non-accrual status and resulted in interest income of $734,000.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The changes in volume (change in volume multiplied by prior year's rate), (b) changes in rates (change in rate multiplied prior year's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column.

	December 31, 2016 vs. 2015 Increase (Decrease) Due to:			December 31, 2015 vs. 2014 Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Securities – taxable	$1,220	$631	$1,851	$(664)	$(95)	$(759)
Securities – nontaxable	1,163	(197)	966	2,023	(558)	1,465
Residential real estate	7,745	116	7,861	2,733	(264)	2,469
Commercial real estate(1)	12,819	(3,450)	9,369	5,611	(728)	4,883
Commercial	1,459	1,165	2,624	1,709	(329)	1,380
Municipal	191	(90)	101	(3)	(12)	(15)
Consumer	1,840	1,218	3,058	805	(44)	761
HPFC	3,662	1,348	5,010	1,181	—	1,181
Total interest income	30,099	741	30,840	13,395	(2,030)	11,365
Interest-bearing liabilities:
Interest checking	145	349	494	54	48	102
Savings	93	5	98	34	4	38
Money market	316	454	770	(56)	133	77
Certificates of deposit	1,140	(473)	667	276	(266)	10
Brokered deposits	16	77	93	675	(658)	17
Subordinated debentures	639	52	691	206	(14)	192
Other borrowings	313	736	1,049	45	83	128
Total interest expense	2,662	1,200	3,862	1,234	(670)	564
Net interest income (fully-taxable equivalent)	$27,437	$(459)	$26,978	$12,161	$(1,360)	$10,801

(1)
For the year ended December 31, 2016 and 2015, we executed customer loan swaps for many of our large commercial real estate borrowers that qualified, which lowered our loan yield for our commercial real estate portfolio. These commercial loan swaps have strengthened our interest rate position in a rising interest rate environment as we receive a variable interest rate, while simultaneously meeting the needs of our borrowers. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments—Derivatives—Customer Loan Swaps" for further discussion.

For the period indicated, we recognized within net interest income the following:

	Income Statement Location	For The Year Ended December 31,
		2016	2015	2014
Loan fees (cost)	Interest income	$(394)	$735	$255
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	5,082	812	161
Recoveries on previously charged-off acquired loans	Interest income	1,078	52	—
Total		$5,766	$1,599	$416

Provision for Credit Losses

The provision for credit losses is made up of our provision for loan losses and the provision for unfunded commitments.
The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the year ended December 31, 2016 was $5.3 million, or 0.21% of average loans, compared to $1.9 million, or 0.10% of average loans, and $2.2 million, or 0.13% of average loans, for the year ended December 31, 2015 and 2014, respectively.

The increase in the provision for loan losses of $3.3 million in 2016 compared to 2015 was driven by our loan growth of $104.4 million year-over-year, as well as the credit deterioration of two large loan relationships: (i) a syndication relationship we acquired as part of the Merger that resulted in incremental provision expense in 2016 of $1.4 million; and (ii) a large commercial real estate loan that was downgraded from passing to substandard in 2016 that resulted in incremental provision expense for 2016 of $1.3 million. Our net charge-offs to average loans ratio for the year ended December 31, 2016 increased to 0.13% compared to 0.10% last year.

The decrease in the provision for credit losses of $284,000 in 2015 compared to 2014 was driven by (i) continued asset quality improvement, highlighted by a 6 basis points improvement in our net charge-offs to average loans ratio between 2015 and 2014 and (ii) acquired loans in the fourth quarter of 2015 of $615.4 million in connection with the Merger for which no provision was provided for the year ended December 31, 2015 as the fair value mark on the acquired loan portion was sufficient. Please see “—Financial Condition—Asset Quality” for additional discussion regarding the ALL.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition.

Non-Interest Income

The following table presents the components of non-interest income for the year ended December 31, 2016, 2015, and 2014:

	For The Year Ended December 31,
	2016	2015	Change from		2014	Change from
			2016 to 2015			2015 to 2014
			$	%		$	%
Debit card income	$7,578	$5,277	$2,301	44%	$4,675	$602	13%
Service charges on deposit accounts	7,210	6,423	787	12%	6,229	194	3%
Mortgage banking income, net	6,258	2,031	4,227	208%	282	1,749	620%
Income from fiduciary services	4,960	4,918	42	1%	4,989	(71)	(1)%
Bank-owned life insurance	2,594	1,680	914	54%	1,437	243	17%
Brokerage and insurance commissions	2,074	1,699	375	22%	1,766	(67)	(4)%
Other service charges and fees	1,962	1,573	389	25%	1,461	112	8%
Net gain on sale of securities	51	4	47	1,175%	451	(447)	(99)%
Other income	6,934	3,877	3,057	79%	3,080	797	26%
Total non-interest income	$39,621	$27,482	$12,139	44%	$24,370	$3,112	13%
Non-interest income as a percentage of total revenues(1)	26%	24%			24%

(1)	Revenue is defined as net interest income plus non-interest income.

2016 vs. 2015 Non-Interest Income. The significant changes in non-interest income for the year ended December 31, 2016 compared to the same period of 2015 include:

•
An increase in mortgage banking income of $4.2 million from the sale of $232.0 million of residential mortgages in 2016 that generated net gains on sale of $6.2 million compared to $61.2 million of residential mortgage sales in 2015 that generated net gains on sale of $1.3 million. The increase reflects our shift in our retail loan strategy and build-out of our mortgage banking team after the Merger in the fourth quarter of 2015. In 2016, we sold approximately 65% of our residential mortgage loan production.

•
An increase in other income of $3.1 million was driven by legal settlement proceeds of $638,000 related to a previously charged-off acquired loan, higher income on customer loan swaps of $590,000, one-time proceeds of $577,000 upon liquidation of a mortgage insurance exchange, and an increase in third party loan servicing income of $514,000.

•
An increase in debit card income of $2.3 million, and an increase in service charges on deposit accounts of $787,000 and other service charges and fees of $389,000 was primarily due to the addition of new customer accounts in connection with the Merger in the fourth quarter of 2015.

•	An increase in BOLI income due an additional investment of $16.7 million made during 2016 and death benefit proceeds received of $507,000.

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

•
An increase in debit card income, service charges on deposit accounts and other service charges and fees of $908,000, was driven by higher debit card income of $602,000 and overdraft fees of $288,000. In the fourth quarter of 2015, debit card income, service charges and other service charges revenues experienced increases due to the addition of approximately 55,000 new customer accounts in connection with the Merger.

•	An increase in other income of $797,000 was driven by higher income on customer loan swaps of $1.0 million, partially offset by lower third party loan servicing income of $113,000.

•	An increase in bank-owned life insurance of $243,000 due to the additional $10.0 million investment made in the third quarter of 2014.

Non-Interest Expenses

The following table presents the components of non-interest expense for the year ended December 31, 2016, 2015, and 2014:

	For The Year Ended December 31,
	2016	2015	Change from		2014	Change from
			2016 to 2015			2015 to 2014
			$	%		$	%
Salaries and employee benefits	$48,072	$37,220	$10,852	29%	$32,669	$4,551	14%
Furniture, equipment and data processing	9,557	8,057	1,500	19%	7,316	741	10%
Net occupancy	7,088	5,695	1,393	24%	5,055	640	13%
Consulting and professional fees	3,234	2,625	609	23%	2,368	257	11%
OREO and collection costs	3,128	2,491	637	26%	2,289	202	9%
Regulatory assessments	2,777	2,184	593	27%	1,982	202	10%
Debit card expense	2,584	1,936	648	33%	1,725	211	12%
Amortization of intangible assets	1,903	1,306	597	46%	1,148	158	14%
Merger and acquisition costs	866	10,415	(9,549)	(92)%	—	10,415	N.M.
Other expenses	10,687	9,210	1,477	16%	7,845	1,365	17%
Total non-interest expenses	$89,896	$81,139	$8,757	11%	$62,397	$18,742	30%
Efficiency ratio (non-GAAP)(1)	57.53%	61.13%			61.58%

(1)	Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for details of calculation.

2016 vs. 2015 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2016 compared to the same period of 2015 was primarily due to the incremental costs associated with operating a larger organization upon completion of the Merger in the fourth quarter of 2015, including, but not limited to, higher salary and employee costs due to an increase in headcount; higher costs associated with furniture, equipment and data processing as well as net occupancy costs due to the addition of over 20 new locations and facilities; higher regulatory fees due to an increase in average assets; and incremental intangible amortization as we capitalized $6.6 million of core deposit intangible assets through purchase accounting. In addition, we make note of the following changes in non-interest expenses in 2016 compared to 2015:

•	A decrease in merger and acquisition costs associated with the Merger of $9.5 million as the Merger occurred in the fourth quarter of 2015.

•
An increase in OREO and collections costs due to an increase in third party servicing costs and collection-related costs of $1.1 million, partially offset by lower OREO-related costs of $446,000 as our inventory of OREO properties decreased from nine at December 31, 2015 to six at December 31, 2016.

•	An increase in bonuses and incentives of $931,000 due to the successful integration of SBM, and a strong financial performance for 2016.

2015 vs. 2014 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2015 compared to the same period of 2014 include:

•	An increase in merger and acquisition costs associated with the Merger of $10.4 million.

•
An increase in salaries and employee benefits of $4.6 million due to the addition of 168 employees associated with the Merger, normal annual merit increases, and higher bonuses and incentives due to the successful completion and integration of SBM and a strong financial performance for 2015 (assessed based on core operating earnings).

•
An increase in furniture, equipment and data processing and net occupancy costs of $1.4 million primarily due to the Merger, which included 24 additional banking centers, two lending offices, and the associated furniture and equipment within each.

Income Tax Expense

Income tax expense for the year ended December 31, 2016, 2015 and 2014 was $17.5 million, $9.9 million, and $11.4 million, respectively. Our effective income tax rate was 30.4%, 32.1%, and 31.8% in each of the past three years, respectively. Our effective tax rates differ from our marginal tax rate of 35.7% (federal tax rate and state tax rate, net of federal tax benefit) largely due to our non-taxable interest income from our municipal bonds and certain qualifying loans, non-taxable life insurance income, tax credits received, and, effective January 1, 2016, the benefit (or detriment) from windfall tax benefits (or shortfall) upon vesting of restricted stock awards and exercise of non-qualified stock options as we elected to early adopt the provisions of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").

For 2016, our effective tax rate of 30.4% was lower than our marginal tax rate due to a tax benefit of $2.2 million from tax exempt income on municipal bonds and BOLI income, a tax benefit of $701,000 upon adoption of ASU 2016-09 and tax credits of $376,000. Our 2016 effective tax rate was 1.7% lower than last year's effective tax rate primarily due to an increase in BOLI income of $914,000, of which $507,000 was related to death benefit proceeds, the adoption of ASU 2016-09 which was prospectively applied as of January 1, 2016, partially offset by certain non-deductible expenses incurred in 2015 associated with the Merger that increased our income tax expense by $467,000.

In 2015, our effective tax rate of 32.1% was lower than our marginal tax rate due to a tax benefit of $1.7 million from tax exempt income on municipal bonds and BOLI income, and tax credits of $359,000. However, we did incur certain non-deductible expenses in 2015 associated with the Merger that increased our income tax expense by $467,000, which was also the driver of the increase in our effective tax rate for 2015 compared to 2014.

In connection with the Merger, we acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $71.2 million and State of Maine net operating losses of $213,000. We determined we would not be able to utilize $6.8 million of the acquired federal net operating losses by the expiration date and wrote-off this amount within purchase accounting. Due to Internal Revenue Code Section 382(g) limitations, our use of the federal net operating losses acquired is limited to $3.9 million annually (and $803,000 for fiscal year 2015), which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. We continuously monitor and assess the need for a valuation allowance on the acquired federal net operating losses and, at December 31, 2016, we determined that no valuation allowance was necessary.

At December 31, 2016 and 2015, the Company had net deferred tax assets of $39.3 million and $39.7 million, respectively, that are determined and reported utilizing a deferred tax rate of 35.0% based on current enacted tax rates. Should a change in the federal and/or state enacted tax rate occur, we would be required to record our net deferred tax assets at the newly issued enacted tax rate at that time, and a corresponding immediate benefit (assuming an increase in tax rates) or charge (assuming a decrease in tax rates) to income tax expenses would be recorded.

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

Financial Condition

Investment Securities

We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At December 31, 2016, our total holdings in investment securities were $897.7 million, an increase of $41.7 million since December 31, 2015. Total securities compared to total assets amounted to 23% at December 31, 2016 and 2015.

In 2016, we purchased $231.2 million of debt investment securities; we had sales of $28.8 million; maturities, calls and principal pay-downs of $155.7 million; and net amortization of $3.1 million. For the year ended December 31, 2016 and 2015, we recognized net gains on the sale of investment securities of $51,000 and $4,000, respectively. The investment securities sold in 2016 and 2015 were designated as AFS securities.

Of the investment securities purchased during 2016, we classified municipal bonds totaling $11.0 million as HTM securities. These investments are carried at amortized cost, and at December 31, 2016 and 2015, they were carried on our consolidated statements of condition at $94.6 million and $84.1 million, respectively. We have the positive intent and ability, evidenced by our strong capital and liquidity ratios, to hold these investments to maturity. The remaining investments purchased during 2016 were categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At December 31, 2016, we had $6.1 million of net unrealized losses on AFS securities, net of tax, compared to $3.8 million of net unrealized losses, net of tax, at December 31, 2015. The increase in our unrealized losses on AFS securities was due to an increase in long-term interest rates.

Our AFS securities portfolio is primarily invested in residential mortgage-backed securities, which comprised 98% of our total AFS portfolio at December 31, 2016 and 97% of our total AFS portfolio at December 31, 2015. During 2016, we purchased $215.7 million of mortgage-backed securities ($162.8 million of pass-through securities and $52.9 million CMOs) and sold $23.7 million. We continuously monitor and evaluate our AFS portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk and review credit ratings. The overall mix of securities within our AFS portfolio at December 31, 2016 compared to December 31, 2015 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our AFS securities at December 31, 2016 was 4.08 years as compared to last year of 3.74 years. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Our AFS portfolio of residential MBS securities is directly impacted by the interest rate environment and yield curve. A low interest rate environment directly affects the interest income earned on our MBS investment portfolio by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, a low rate environment and a flatter yield curve also decrease the yield earned upon reinvestment of the prepayment proceeds back into MBS securities, impacting our net interest income and margin. As of December 31, 2016, the amount of net premiums on our investment securities to be recognized in future periods totaled $12.7 million, which equated to a weighted-average premium above par of approximately 1%. Subsequent changes to the interest rate environment will continue to impact our yield.

At December 31, 2016 and 2015, we held 209 and 109 investment securities with a fair value of $658.5 million and $546.0 million that were in an unrealized loss position totaling $13.2 million and $10.2 million, respectively, that we concluded was temporary. Of these, MBS and CMOs with a fair value of $103.7 million and $192.8 million were in an unrealized loss position totaling $3.9 million and $6.7 million at December 31, 2016 and 2015, respectively, for 12 months or more. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment portfolio. At December 31, 2016 and 2015, gross unrealized losses on our AFS and HTM securities were 1% of amortized cost.

We review our investment securities portfolio quarterly for impairment, which includes our municipal bonds portfolio, pass-through and collateralized mortgage obligations securities portfolios, and obligations of U.S. sponsored government-enterprises, in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. We concluded that our investment securities in an unrealized loss position at December 31, 2016 and 2015 were temporarily impaired and we have the intent and ability to hold these securities until they recover.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2016		2015		2014
	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance
AFS Securities:
Obligations of U.S. government sponsored enterprises	$—	—%	$5,040	1%	$5,027	1%
Obligations of states and political subdivisions	9,001	1%	17,694	2%	26,777	3%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	62%	419,046	56%	381,308	50%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	36%	306,857	41%	343,897	45%
Private issue collateralized mortgage obligations	—	—%	—	—%	6,054	1%
Subordinated corporate bonds	5,613	1%	996	—%	—	—%
Total AFS debt securities	779,126	100%	749,633	100%	763,063	100%
Equity securities	741	—%	705	—%	—	—%
Total AFS securities	779,867	100%	750,338	100%	763,063	100%
HTM Securities:
Obligations of states and political subdivisions	94,609	100%	84,144	100%	20,179	100%
Total HTM securities	94,609	100%	84,144	100%	20,179	100%
Total	$874,476		$834,482		$783,242

The following table presents the book value (i.e. amortized cost) and fully-taxable equivalent weighted-average yields of debt investment securities by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2016	2015	2014
	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt securities:
Obligations of U.S. government sponsored enterprises	$—	$—	$—	$—	$—	$4,971	$4,962
Obligations of states and political subdivisions	920	11,738	4,339	86,460	103,457	101,499	46,259
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	48,205	54,819	61,396	320,802	485,222	419,429	377,657
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	25,081	67,954	103,558	92,453	289,046	312,719	348,855
Private issue collateralized mortgage obligations	—	—	—	—	—	—	5,999
Subordinated corporate bonds	—	—	981	4,500	5,481	1,000	—
Total debt securities	$74,206	$134,511	$170,274	$504,215	$883,206	$839,618	$783,732
Weighted-average yield on debt securities	2.45%	2.20%	2.26%	2.36%	2.33%	2.36%	2.25%

FHLBB and FRBB Stock

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRBB common stock. This stock is a non-marketable equity security and, is reported at cost.

We are required to maintain a level of investment in FHLBB stock based on the level of our FHLBB advances. As of December 31, 2016 and 2015, our investment in FHLBB stock totaled $17.8 million and $20.6 million, respectively. We currently have no intention to terminate our FHLBB membership.

At December 31, 2016 and 2015, our investment in FRB stock was $5.4 million and $908,000, respectively.

Loans

We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 85% of our loan portfolio at December 31, 2016. In 2015, through the acquisition of SBM, we expanded our geographic footprint to Massachusetts with a lending office located in Braintree, Massachusetts. Additionally, in connection with the Merger, we acquired HPFC. Shortly after the Merger, we reached a decision to close the operations of HPFC, effective February 19, 2016 and HPFC is no longer originating loans. We continue to hold HPFC's loans and will naturally run-off over the contract terms or as prepayments occur.

At December 31, 2016, total loans increased $104.4 million, or 4%, to $2.6 billion from $2.5 billion at December 31, 2015. Our 2016 loan growth was centered in commercial real estate loans and commercial loans with growth of 13% and 12%, respectively, driving commercial real estate loans to $1.1 billion and commercial loans to $333.6 million at December 31, 2016. Our retail portfolio at December 31, 2016 decreased 3% since last year to $1.1 billion. The decrease in our retail portfolio in 2016 was the result of our home equity portfolio declining by 5% and residential mortgages decreasing 2%. In 2016, we committed to selling the majority of our residential mortgage production, which for the year ended December 31, 2016 translated into selling approximately 65% of our $370.0 million residential mortgage originations.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
Residential real estate	$802,494	31%	$820,617	33%	$585,468	33%	$569,819	36%	$572,173	37%
Commercial real estate	1,050,780	41%	927,951	37%	640,661	36%	541,099	34%	506,231	32%
Commercial	333,639	13%	297,721	12%	257,515	15%	179,203	11%	190,454	12%
Consumer and home equity	347,239	13%	366,587	15%	288,966	16%	290,281	19%	295,008	19%
HPFC	60,412	2%	77,330	3%	—	—%	—	—%	—	—%
Total loans	$2,594,564	100%	$2,490,206	100%	$1,772,610	100%	$1,580,402	100%	$1,563,866	100%
Loan portfolio mix:
Retail	1,149,733	44%	1,187,204	48%	874,434	49%	860,100	55%	867,181	56%
Commercial	1,444,831	56%	1,303,002	52%	898,176	51%	720,302	45%	696,685	44%

As discussed previously, on October 16, 2015, we completed our acquisition of SBM. The following table presents the composition of the acquired loan portfolio from SBM as of October 16, 2015 (at fair value) and the calculated organic loan growth in 2015 (excluding measurement-period adjustments of $137,000 recorded in 2016 as purchase accounting was finalized):

	December 31,		Change		SBM Acquisition	Year Ended December 31, 2015 Organic Growth
	2015	2014	($)	(%)
Residential	$820,617	$585,468	$235,149	40%	$234,619	$530	—%
Commercial real estate	927,951	640,661	287,290	45%	193,883	93,407	15%
Commercial	297,721	257,515	40,206	16%	35,417	4,789	2%
Home equity	348,634	271,709	76,925	28%	71,005	5,920	2%
Consumer	17,953	17,257	696	4%	2,526	(1,830)	(11)%
HPFC	77,330	—	77,330	N.M.	77,773	(443)	N.M.
Total loans	$2,490,206	$1,772,610	$717,596	40%	$615,223	$102,373	6%

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to four-family residences. We generally retain in our portfolio adjustable rate mortgages and fixed rate mortgages with original terms of 20 years or less. At December 31, 2016, our residential real estate loans totaled $802.5 million, representing a decrease of $18.1 million since December 31, 2015. The decrease reflects our decision to sell approximately 65% of our $370.0 million in residential mortgage originations in 2016, and the natural run-off and amortization of residential mortgage loans.

Commercial Real Estate Loans. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. At December 31, 2016, our commercial real estate loans totaled $1.1 billion, representing an increase of $122.8 million, or 13%, over last year.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2016 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2016, the non-residential building operators' industry concentration was 31% of our total commercial real estate portfolio and 12% of our total loan portfolio. There were no other industry concentrations within our loan portfolio at December 31, 2016 that exceeded 10% of total loans.

Commercial Loans. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. At December 31, 2016, our commercial loans totaled $333.6 million, representing an increase of $35.9 million, or 12%, over last year.

Consumer Loans and Home Equity Loans. Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. At December 31, 2016, our consumer and home equity loans totaled $347.2 million, representing a decrease of $19.3 million, or 5%, since December 31, 2015.

HPFC. HPFC is a wholly-owned subsidiary of the Bank that provided commercial lending to dentists, optometrists and veterinarians, many of which are start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years. At December 31, 2016, our HPFC commercial loan portfolio totaled $60.4 million, representing a decrease of $16.9 million, or 22%, since December 31, 2015. The HPFC loan portfolio will continue to decrease until all loans have matured as we ceased operations of HPFC effective February 19, 2016.

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

	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans:
Residential real estate loans	$3,945	$7,253	$6,056	$10,520	$10,584
Commercial real estate	12,849	4,529	7,043	7,799	6,719
Commercial loans	2,088	4,489	1,529	2,146	3,409
Consumer and home equity loans	1,624	2,051	2,011	2,012	1,771
HPFC	207	—	—	—	—
Non-accrual loans	20,713	18,322	16,639	22,477	22,483
Accruing loans past due 90 days	—	—	—	455	611
Accruing TDRs (not included above)	4,338	4,861	4,539	5,468	4,674
Total non-performing loans	25,051	23,183	21,178	28,400	27,768
Other real estate owned	922	1,304	1,587	2,195	1,313
Total non-performing assets	$25,973	$24,487	$22,765	$30,595	$29,081
Total loans, excluding loans held for sale	$2,594,564	$2,490,206	$1,772,610	$1,563,866	$1,514,028
Total assets	$3,864,230	$3,709,344	$2,789,853	$2,603,829	$2,564,757
Allowance for loan losses	$23,116	$21,166	$21,116	$21,590	$23,044
Non-accrual loans to total loans	0.80%	0.74%	0.94%	1.44%	1.48%
Non-performing loans to total loans	0.97%	0.93%	1.19%	1.82%	1.83%
Allowance for loan losses to non-performing loans	92.28%	91.30%	99.71%	76.02%	82.99%
Non-performing assets to total assets	0.67%	0.66%	0.82%	1.18%	1.13%
Allowance for loan losses to non-performing assets	89.00%	86.44%	92.76%	70.57%	79.24%

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

At December 31, 2016, non-accrual loans were $20.7 million, representing an increase of $2.4 million, or 13%, since December 31, 2015. The increase was driven by one significant loan within commercial real estate that had a recorded investment balance at December 31, 2016 of $11.3 million. Excluding this one commercial real estate loan, non-accrual for the loans at December 31, 2016 were $9.4 million, which would have represented a decrease of $9.0 million, or 51%, since December 31, 2015. Overall, our asset quality at December 31, 2016 continues to remain strong with non-performing assets to total assets of 0.67% and non-performing loans to total loans of 0.97%.

At December 31, 2015, non-performing loans were $23.2 million, or 0.93% of total loans, representing an increase of $2.0 million, or 9%, since December 31, 2014. The increase in non-performing loans was due to the classification of $10.6 million of acquired loans (at fair value) as non-accrual as of the acquisition date. Excluding these acquired loans designated as non-accrual, our total non-performing loans decreased $8.9 million at December 31, 2015 compared to December 31, 2014 due to the ongoing resolution of non-performing loans.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Year Ended December 31,
	2016	2015	2014
Foregone interest income	$888	$586	$842
Interest income recognized on non-performing loans and performing TDRs	182	204	191

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2016 potential problem loans amounted to $808,000, or 0.03% of total loans.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
	2016	2015
Loans 30 – 89 days past due:
Residential real estate loans	$2,470	$3,590
Commercial real estate loans	971	4,295
Commercial loans	851	637
Consumer and home equity loans	1,018	1,255
HPFC	1,029	165
Total loans 30 – 89 days past due	$6,339	$9,942
Loans 30 – 89 days past due to total loans	0.24%	0.40%

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

As part of normal course, we continuously monitor, and, at least annually, update our factors used to determine the general allowance for each loan portfolio segment. To derive our general allowance loss factors we utilize: (i) our historical loss data for each respective loan portfolio segment; (ii) identify other inherent risks within each portfolio segment, including, but not limited to, concentration risks, loans approved by the Company's Board of Directors that are an exception to our internal loan policy, and construction loans; and (iii) consider certain qualitative factors that may influence a borrower's ability to repay their loan.

Our policy is to individually evaluate for impairment loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status. Loans are deemed impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans that are individually-evaluated for impairment in accordance with our policy are excluded from allocation of any general loss factor.

We did not have any ALL methodology changes in during 2016. In the fourth quarter of 2015, we revised our methodology for the ALL whereby we no longer provided for an unallocated reserve, but, instead, incorporated the qualitative factors into our general reserve. Historically, the unallocated reserve served as a method to account for qualitative risks, including general economic and market risks, within our portfolio without specifically assigning to any one or more portfolio segments. At December 31, 2015 and 2014, our reported unallocated reserve was $0 and $2.4 million, respectively. The change in methodology did not have any impact on our reported ALL or provision for loan losses at or for the year ended December 31, 2015.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
ALL at the beginning of period	$21,166	$21,116	$21,590	$23,044	$23,011
Provision for loan losses	5,269	1,938	2,224	2,052	3,791
Charge-offs:
Residential real estate	356	801	785	1,059	1,197
Commercial real estate	315	481	361	952	593
Commercial	2,218	655	1,544	1,426	1,393
Consumer and home equity	409	679	754	837	1,319
HPFC	507	—	—	—	—
Total loan charge-offs	3,805	2,616	3,444	4,274	4,502
Recoveries:
Residential real estate	95	55	165	35	73
Commercial real estate	50	74	135	121	222
Commercial	332	389	395	495	406
Consumer and home equity	9	210	51	117	43
HPFC	—	—	—	—	—
Total loan recoveries	486	728	746	768	744
Net charge-offs	3,319	1,888	2,698	3,506	3,758
ALL at the end of the period	$23,116	$21,166	$21,116	$21,590	$23,044
Components of allowance for credit losses:
ALL	$23,116	$21,166	$21,116	$21,590	$23,044
Liability for unfunded credit commitments	11	22	17	21	45
Balance of allowance for credit losses at end of the period	$23,127	$21,188	$21,133	$21,611	$23,089
Total loans, excluding loans held for sale	$2,594,564	$2,490,206	$1,772,610	$1,563,866	$1,514,028
Average loans outstanding	$2,567,092	$1,948,621	$1,681,297	$1,580,859	$1,535,648
Net charge-offs to average loans outstanding	0.13%	0.10%	0.16%	0.22%	0.24%
Provision for loan losses to average loans outstanding	0.21%	0.10%	0.13%	0.13%	0.25%
ALL to total loans	0.89%	0.85%	1.19%	1.38%	1.52%
Allowance for credit losses to net charge-offs	696.81%	1,122.25%	783.28%	616.40%	614.40%

For the year ended December 31, 2016, 2015 and 2014, we provided $5.3 million, $1.9 million and $2.2 million, respectively, of provision expense to the ALL. The increase in provision expense of $3.3 million in 2016 compared to 2015 was driven by loan growth year-over-year of $104.4 million, as well as the credit deterioration of two large loan relationships: (i) a syndication relationship we acquired as part of the Merger that resulted in incremental provision expense in 2016 of $1.4 million; and (ii) a large commercial real estate loan that was downgraded from passing to substandard in 2016 that resulted in incremental provision expense for 2016 of $1.3 million. As of December 31, 2016, we had charged-off the entire syndication relationship, except for $1.5 million, which resulted in an increase in our net charge-offs to average loans ratio in the third quarter of 2016 and a modest increase of 3 basis points in our net charge-offs to average loans ratio to 0.13% for the year ended December 31, 2016 compared to last year. We have provided for a specific reserve of $1.3 million on the aforementioned commercial real estate loan for which the recorded investment balances was $11.3 million at December 31, 2016. We have not charged-off any of the aforementioned commercial real estate loan as of December 31, 2016.

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

For further discussion of the ALL, please refer to “—Critical Accounting Policies” within Item 7 hereof, as well as Notes 1 and 4 of the consolidated financial statements within Item 8 of this report.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential real estate loans	$4,160	31%	$4,545	33%	$4,899	33%	$5,603	36%	$6,996	37%
Commercial real estate loans	12,154	41%	10,432	37%	7,951	36%	4,374	34%	4,549	32%
Commercial loans	3,755	13%	3,241	12%	3,354	15%	6,220	11%	5,933	12%
Consumer and home equity loans	2,375	13%	2,924	15%	2,528	16%	2,722	19%	2,704	19%
HPFC	672	2%	24	3%	—	—%	—	—%	—	—%
Unallocated	—	—%	—	—%	2,384	—%	2,671	—%	2,862	—%
	$23,116	100%	$21,166	100%	$21,116	100%	$21,590	100%	$23,044	100%

Refer to Note 4 of the consolidated financial statements within Item 8 of this report for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Investment in BOLI

Our BOLI asset totaled $78.1 million and $59.9 million at December 31, 2016 and 2015, respectively. The increase year-over-year reflects additional purchases in 2016 of $16.7 million. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. Each insurance carrier had an A.M. Best rating of "A-" or better at December 31, 2016. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

Deposits

The Company, through the Bank, receives checking, savings and time deposits primarily from customers located within its geographic market area. Other forms of deposits include brokered deposits and CDARS. Total deposits at December 31, 2016 were $2.8 billion, which included brokered deposits of $272.6 million. Total deposits at December 31, 2016 increased $102.2 million over December 31, 2015.

The following table presents certain deposit information for the periods indicated.

	For the Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Demand	$386,189	—%	$292,776	—%	$251,609	—%
Interest checking	724,222	0.13%	543,330	0.08%	465,740	0.07%
Savings	461,794	0.06%	306,536	0.06%	250,148	0.06%
Money market	490,155	0.42%	394,367	0.33%	413,712	0.29%
Total core deposits	2,062,360	0.16%	1,537,009	0.12%	1,381,209	0.12%
Certificates of deposit	489,040	0.78%	357,972	0.87%	328,887	0.95%
Total deposits	2,551,400	0.28%	1,894,981	0.26%	1,710,096	0.28%
Brokered deposits	231,610	0.69%	229,079	0.65%	157,265	0.94%
Total deposits, including brokered deposits	$2,783,010	0.31%	$2,124,060	0.31%	$1,867,361	0.34%

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances due in less than 90 days and more than 90 days, customer and wholesale repurchase agreements, and subordinated debentures. We pro-actively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. We manage and designate our borrowings internally, and manage to such, through use of short-term borrowings and long-term borrowings. Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances due in less than 90 days, and customer repurchase agreements. Long-term borrowings include, but are not limited to, FHLBB advances greater than 90 days, wholesale repurchase agreements, and subordinated debentures.

At December 31, 2016, our total borrowings were $599.7 million, representing an increase since December 31, 2015 of $27.3 million. Our borrowing strategy has been primarily to remain short given our current interest rate risk position. We continue to assess the need to extend funding advances based on the likelihood and timing of interest rates rising as part of Management and Board ALCO.

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

The following table below provides certain information on our short-term borrowings (as described for managing borrowings) at and for the period ended:

	December 31,
	2016	2015	2014
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$89,450	$12,800	$43,100
Average daily balance outstanding	36,492	18,229	21,368
Maximum balance outstanding at any month end	157,197	70,000	50,700
Weighted average interest rate for the year	0.57%	0.35%	0.31%
Weighted average interest rate at end of year	0.80%	0.51%	0.30%
FHLBB advances less than 90 days:
Balance outstanding at end of year	$190,000	$230,000	$245,000
Average daily balance outstanding	258,713	253,679	253,719
Maximum balance outstanding at any month end	370,000	285,000	295,000
Weighted average interest rate for the year	0.71%	0.25%	0.20%
Weighted average interest rate at end of year	0.76%	0.46%	0.24%
Customer repurchase agreements:
Balance outstanding at end of year	$225,605	$184,989	$157,757
Average daily balance outstanding	198,403	153,101	142,497
Maximum balance outstanding at any month end	239,862	194,625	175,060
Weighted average interest rate for the year	0.28%	0.20%	0.16%
Weighted average interest rate at end of year	0.31%	0.24%	0.17%

FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2016 and 2015. The carrying value of securities pledged as collateral at the FHLBB was $400,000 and $544,000 at December 31, 2016 and 2015, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2016 was $391.5 million, which was an increase of $28.4 million, or 8%, since December 31, 2015. The increase in our shareholders' equity was driven by normal operating activity, including, but not limited to, net income of $40.1 million for the year ended December 31, 2016, partially offset by dividends declared to our shareholders of $12.9 million.

On August 30, 2016, the Company's Board of Directors declared a three-for-two stock split for shareholders of record on September 15, 2016 to be issued on September 30, 2016. The three-for-two stock split was completed to increase liquidity in our common stock. At December 31, 2016, issued and outstanding shares of Company common stock totaled 15.5 million shares of the total 20.0 million authorized.

In the fourth quarter, the Company's Board of Directors approved an increase of $0.03 per share, or 15%, to $0.23 per share in its fourth quarter dividend declared to shareholders of record on January 17, 2017 and payable on January 31, 2017. For the year ended December 31, 2016, we issued dividends to our shareholders of $0.83 per share, compared to $0.80 per share and $0.74 per share for the years ended December 31, 2015 and 2014, respectively.

The following table presents certain information regarding shareholders’ equity for the year ended:

	December 31,
	2016	2015	2014
Return on average assets	1.04%	0.70%	0.92%
Return on average equity	10.47%	7.54%	10.37%
Average equity to average assets	9.97%	9.26%	8.83%
Dividend payout ratio(1)	32.22%	50.60%	33.73%
Book value per share(2)	$25.30	$23.69	$22.00
Tangible book value per share (non-GAAP)(2)	$18.74	$16.89	$17.68
Dividends declared per share(2)	$0.83	$0.80	$0.74

(1)
The increase in 2015 reflects an increase in shares outstanding of 4.1 million issued in connection with the Merger, combined with merger and acquisition costs of $10.4 million associated with the Merger that reduced 2015 net income.

(2)	Per share data has been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13 within Item 8.

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2016 and 2015, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the year ended December 31, 2016, average deposits (excluding brokered deposits) of $2.6 billion increased $656.4 million, or 35%, compared to the same period of 2015. The increase in average deposit balances (excluding brokered deposits) reflects our strong organic deposit growth during 2016, as well as the full year impact of the deposits acquired in connection with the Merger. Included within our money market deposits at December 31, 2016 and 2015 were $72.1 million and $59.6 million, respectively, of deposits from Camden National Wealth Management which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the year ended December 31, 2016 and 2015 average total borrowings (including brokered deposits) were $848.0 million and $788.3 million, respectively. The increase in average borrowings was driven by an increase of $45.3 million in retail repurchase agreements due to the Merger. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $72.3 million at December 31, 2016. We had no outstanding balances on these lines of credit at December 31, 2016. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2017. We had no outstanding balance on these lines of credit at December 31, 2016.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2016 are set forth in the following table. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2016. These deposits are generally considered to be more rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Time remaining until maturity:	December 31, 2016
Less than 3 months	$55,314
3 months through 6 months	40,587
6 months through 12 months	35,865
Over 12 months	125,476
$257,242

Loan demand also affects our liquidity position. Of the loans maturing over one year, 57% were variable rate loans. The following table presents the maturities of loans at December 31, 2016:

	< 1 Year	1 - 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$532	$6,206	$467,604	$474,342
Commercial real estate	17,728	77,788	107,915	203,431
Commercial	15,267	57,539	71,823	144,629
Consumer and home equity	2,085	13,478	260,706	276,269
Total fixed rate	35,612	155,011	908,048	1,098,671
Variable Rate:
Residential real estate	2,048	2,075	324,029	328,152
Commercial real estate	11,180	50,794	785,375	847,349
Commercial	55,990	87,312	106,120	249,422
Consumer and home equity	39	2,505	68,426	70,970
Total variable rate	69,257	142,686	1,283,950	1,495,893
	$104,869	$297,697	$2,191,998	$2,594,564

Capital Resources

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $391.5 million and $363.2 million at December 31, 2016 and December 31, 2015, respectively, which amounted to 10% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2015.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We paid dividends to shareholders in the aggregate amount of $12.9 million, $10.6 million and $8.3 million for the year ended December 31, 2016, 2015 and 2014, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2016, 2015, and 2014, the Bank declared dividends payable to the Company in the amount of $16.0 million, $39.2 million, which included a $30.0 million special dividend that was paid in connection with the Merger, and $12.8 million, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 20 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2016 and 2015, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "Well Capitalized" under the prompt correction action provisions.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At December 31, 2016, we had the following levels of commitments to extend credit:

	Total Amount Committed	Commitment Expires in:
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Home equity line of credit commitments	$454,225	$181,473	$31,220	$9,046	$232,486
Commercial commitment letters	83,103	83,103	—	—	—
Residential loan origination	17,795	17,795	—	—	—
Letters of credit	2,580	2,580	—	—	—
Other commitments to extend credit	432	432	—	—	—
Total	$558,135	$285,383	$31,220	$9,046	$232,486

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. Additionally, we enter into agreements routinely as part of our normal business to manage deposits and borrowings. At December 31, 2016, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Operating leases	$6,632	$1,427	$2,331	$1,091	$1,783
Capital leases	1,189	126	252	256	555
FHLBB borrowings – overnight	89,450	89,450	—	—	—
FHLBB advances less than 90 days	190,000	190,000	—	—	—
FHLBB advances – other	30,000	20,000	—	10,000	—
Commercial repurchase agreements	5,007	5,007	—	—	—
Retail repurchase agreements	225,605	225,605	—	—	—
Junior subordinated debentures	44,229	—	—	—	44,229
Subordinated debentures	14,526	—	—	—	14,526
Other contractual obligations	2,106	2,106	—	—	—
Total	$608,744	$533,721	$2,583	$11,347	$61,093

Borrowings from the FHLBB consist of short- and long-term fixed and variable rate borrowings that are collateralized by all stock in the FHLBB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to four-family properties, certain pledged investment securities and other qualified assets.

We have an obligation and commitment to repay all short- and long-term borrowings. These commitments and borrowings and the related payments are made during the normal course of business.

Derivatives

Hedge Instruments. From time to time, we may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased.

At December 31, 2016, we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures that have been designated as hedges in accordance with GAAP. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. Quarterly, in conjunction with financial reporting, we assess the hedge relationship for effectiveness. At December 31, 2016 and 2015, we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the year ended December 31, 2016, 2015 or 2014. At December 31, 2016 and 2015, our hedge on the aforementioned junior subordinated debentures was in an unrealized loss position of $8.4 million and $9.2 million, respectively. As these hedge was an effective hedge at December 31, 2016 and 2015, the unrealized loss was recorded within AOCI, net of taxes.

At December 31, 2016 and 2015, we had $50.0 million of notional on two tranches interest rate swaps on 30-day FHLBB advances. One $25.0 million tranche has an expiration date of February 25, 2018 at a fixed interest rate of 1.54%, while the other $25.0 million tranche has an expiration date of February 25, 2019 at a fixed rate of 1.74%. We entered into these interest rate swaps to help mitigate our interest rate exposure on short-term borrowings in a rising interest rate environment. At December 31, 2016 and 2015, we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the year ended December 31, 2016 and 2015 (that interest rate swap was not in effect at December 31, 2014). At December 31, 2016 and 2015, our hedge on the aforementioned 30-day FHLBB advances was in an unrealized loss position of $389,000 and

$576,000, respectively. As these hedge was an effective hedge at December 31, 2016 and 2015, the unrealized loss was recorded within AOCI, net of taxes.

We are required, as part of contractual arrangements with our interest rate swap counterparties, to pledge collateral should our interest rate swap positions be in a net unrealized loss position, or receive collateral from the counterparty if their interest rate swap positions are in a net unrealized loss position. We maintain a master netting agreement with the counterparty and thus post collateral (or receive collateral) based on the net position of the interest rate swaps. At December 31, 2016, we had pledged total cash collateral to the counterparty of $10.2 million.

Refer to Note 18 of the consolidated financial statements within Item 8 for further discussion.

Customer Loan Swaps. In our normal course of lending with commercial real estate customers, we enter into interest rate swaps with qualifying commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously entering into an arrangement with a counterparty to swap the long-term fixed rate loan to variable rate to allow us to effectively manage our interest rate exposure. Unlike the aforementioned cash flow hedges above, these arrangements are not designated as hedges and provide little risk to us as the interest rate swap agreements have substantially equivalent and offsetting terms. We mitigate our commercial customer counterparty credit risk exposure through our loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. We mitigate our institutional counterparty credit risk exposure by limiting the institutions for which we will enter into interest swap arrangements through an approved listing by the Company's board of directors.

At December 31, 2016 and 2015, we had a notional amount of $266.3 million and $142.9 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a counterparty related to our commercial loan swap program. We did not elect to account for this derivative program as a hedge in accordance with GAAP. At December 31, 2016 and 2015, the fair value of these arrangements were $1.9 million and $3.2 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

We are required, as part of contractual arrangements with our interest rate swap counterparties, to pledge collateral should our interest rate swap positions be in a net unrealized loss position, or receive collateral from the counterparty if their interest rate swap positions are in a net unrealized loss position. We maintain a master netting agreement with the counterparty and thus post collateral (or receive collateral) based on the net position of the interest rate swaps. At December 31, 2016, our customer loan swap position with the counterparty was in an unrealized gain position, as such, we had not posted any cash as collateral. The borrower's (customer) commercial property serves as collateral for the swap agreement.

Refer to Note 18 of the consolidated financial statements within Item 8 for further discussion.

Interest Rate Locks and Forward Delivery Commitments. As part of our normal mortgage origination process, we provide potential borrowers with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to interest rate risk as market rates fluctuate. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a "best-efforts" basis, with certain approved investors. We account for our interest rate locks for which we intend to sell in the secondary market as derivatives. Furthermore, we do not account for the forward delivery commitment to the secondary market investor as a derivative until the loan has been originated.

At December 31, 2016 and 2015, we had a notional amount of $15.2 million and $20.7 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline for which we intend to sell. At December 31, 2016 and 2015, the fair value of our interest rate locks was $187,000 and $139,000, respectively. For the year ended December 31, 2016, 2015 and 2014, we recorded the change in unrealized gains on these interest rate lock commitments of $48,000, $139,000, and $0, respectively, within mortgage banking income, net within our consolidated statements of income.

At December 31, 2016 and 2015, we had a notional amount of $15.1 million and $0, respectively, of forward delivery commitments to secondary market investors accounted for as a derivative. At December 31, 2016 and 2015, the fair value of our forward delivery commitments was $278,000 and $0, respectively. For the year ended December 31, 2016, 2015 and 2014, we recorded the change in unrealized gains on these forward delivery commitments of $278,000, $0, and $0, respectively, within mortgage banking income, net within our consolidated statements of income.

Refer to Note 18 of the consolidated financial statements for further details.

Loan Servicing

At December 31, 2016 and 2015, as sub-servicer, we serviced loans for other third party investors totaling $938.8 million and $963.0 million, respectively. At December 31, 2016 and 2015, custodial escrow balances maintained in connection with the loans serviced totaled $11.1 million and $7.1 million, respectively.

For the year ended December 31, 2016, 2015 and 2014, we served as the primary sub-servicer of loans originated by MSHA. The Company entered into a contract with MSHA to perform loan servicing on the MSHA portfolio for a fee. For the year ended December 31, 2016, 2015 and 2014, the Company earned fees of $1.7 million, $1.2 million, and $1.2 million, respectively, for the servicing of MSHA loans and was presented within other income on the consolidated statements of income. Custodial escrow balances maintained in connection with the foregoing loan servicing for MSHA, and included in demand deposits on the consolidated statements of condition, were $6.3 million and $4.3 million at December 31, 2016 and 2015, respectively. Effective close of business on December 31, 2016, we exited our sub-servicer relationship with MSHA and all custodial escrow balances maintained in connection with the MSHA sub-servicing relationship were paid out in January 2017.

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

For the year ended December 31, 2016 and 2015, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
Rate Change from Year 1 – Base	2016	2015
Year 1
+200 basis points	(0.93)%	(1.27)%
-100 basis points	(1.45)%	(1.39)%
Year 2
+200 basis points	3.63%	2.46%
-100 basis points	(7.73)%	(7.74)%

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

	Economic Value of Equity
	December 31,
	2016	2015
+200 basis points	9.91%	9.92%
+100 basis points	10.15%	10.18%
Base	10.29%	10.32%
-100 basis points	9.78%	9.42%

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2016, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest swap agreements related to our short-term funding and $266.3 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Notes 4 and 9 to the consolidated financial statements with Item 8 provide related party lending and deposit information, respectively. We have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2016	2015
ASSETS
Cash and due from banks	$87,707	$79,488
Securities:
Available-for-sale, at fair value	779,867	750,338
Held to maturity, at amortized cost	94,609	84,144
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,203	21,513
Total securities	897,679	855,995
Loans held for sale, at fair value	14,836	10,958
Loans	2,594,564	2,490,206
Less: allowance for loan losses	(23,116)	(21,166)
Net loans	2,571,448	2,469,040
Goodwill	94,697	95,657
Other intangible assets	6,764	8,667
Bank-owned life insurance	78,119	59,917
Premises and equipment, net	42,873	45,959
Deferred tax assets	39,263	39,716
Interest receivable	8,654	7,985
Other real estate owned	922	1,304
Other assets	21,268	34,658
Total assets	$3,864,230	$3,709,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$406,934	$357,673
Interest checking	701,494	740,084
Savings and money market	979,263	912,668
Retail certificates of deposit	468,203	516,867
Brokered deposits	272,635	199,087
Total deposits	2,828,529	2,726,379
Short-term borrowings	530,129	477,852
Long-term borrowings	10,791	35,911
Subordinated debentures	58,755	58,599
Accrued interest and other liabilities	44,479	47,413
Total liabilities	3,472,683	3,346,154
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 20,000,000 shares, issued and outstanding 15,476,379 and 15,330,717 on December 31, 2016 and 2015, respectively	156,041	153,083
Retained earnings	249,415	222,329
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(6,085)	(3,801)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,694)	(6,374)
Net unrecognized losses on postretirement plans, net of tax	(2,130)	(2,047)
Total accumulated other comprehensive loss	(13,909)	(12,222)
Total shareholders’ equity	391,547	363,190
Total liabilities and shareholders’ equity	$3,864,230	$3,709,344
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2016	2015	2014
Interest Income
Interest and fees on loans	$109,224	$81,221	$70,654
Interest on U.S. government and sponsored enterprise obligations	16,082	15,091	16,118
Interest on state and political subdivision obligations	2,836	2,208	1,256
Interest on federal funds sold and other investments	1,484	624	357
Total interest income	129,626	99,144	88,385
Interest Expense
Interest on deposits	8,633	6,511	6,267
Interest on borrowings	4,506	3,457	3,329
Interest on subordinated debentures	3,415	2,724	2,532
Total interest expense	16,554	12,692	12,128
Net interest income	113,072	86,452	76,257
Provision for credit losses	5,258	1,936	2,220
Net interest income after provision for credit losses	107,814	84,516	74,037
Non-Interest Income
Debit card income	7,578	5,277	4,675
Service charges on deposit accounts	7,210	6,423	6,229
Mortgage banking income, net	6,258	2,031	282
Income from fiduciary services	4,960	4,918	4,989
Bank-owned life insurance	2,594	1,680	1,437
Brokerage and insurance commissions	2,074	1,699	1,766
Other service charges and fees	1,962	1,573	1,461
Net gain on sale of securities	51	4	451
Other income	6,934	3,877	3,080
Total non-interest income	39,621	27,482	24,370
Non-Interest Expense
Salaries and employee benefits	48,072	37,220	32,669
Furniture, equipment and data processing	9,557	8,057	7,316
Net occupancy costs	7,088	5,695	5,055
Consulting and professional fees	3,234	2,625	2,368
Other real estate owned and collection costs	3,128	2,491	2,289
Regulatory assessments	2,777	2,184	1,982
Debit card expense	2,584	1,936	1,725
Amortization of intangible assets	1,903	1,306	1,148
Merger and acquisition costs	866	10,415	—
Other expenses	10,687	9,210	7,845
Total non-interest expense	89,896	81,139	62,397
Income before income tax expense	57,539	30,859	36,010
Income Tax Expense	17,472	9,907	11,440
Net income	$40,067	$20,952	$24,570
Per Share Data:
Basic earnings per share	$2.59	$1.73	$2.19
Diluted earnings per share	$2.57	$1.73	$2.19
Weighted average number of common shares outstanding	15,422,160	12,031,294	11,176,468
Diluted weighted average number of common shares outstanding	15,504,239	12,074,579	11,205,888
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2016	2015	2014
Net income	$40,067	$20,952	$24,570
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of $1,212, $1,873, and ($4,275), respectively	(2,251)	(3,479)	7,938
Net reclassification adjustment for gains included in net income, net of tax of $18, $1, and $158, respectively(1)	(33)	(3)	(293)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(2,284)	(3,482)	7,645
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of $343, $825, and $2,431, respectively	(637)	(1,533)	(4,515)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($709), ($593), and ($600), respectively(2)	1,317	1,102	1,114
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	680	(431)	(3,401)
Postretirement plans:
Net actuarial loss, net of tax of $127, $21, and $225, respectively	(235)	(39)	(418)
Reclassification of amortization of net unrecognized actuarial loss and of net prior service cost included in net periodic cost, net of tax of ($83), ($84), and ($51), respectively(3)	152	155	96
Net gain (loss) on postretirement plans, net of tax	(83)	116	(322)
Other comprehensive income (loss)	(1,687)	(3,797)	3,922
Comprehensive income	$38,380	$17,155	$28,492

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest on subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding(1)	Amount
Balance at December 31, 2013	11,369,870	$47,783	$195,660	$(12,347)	$231,096
2014 net income	—	—	24,570	—	24,570
Other comprehensive income, net of tax	—	—	—	3,922	3,922
Stock-based compensation expense	—	599	—	—	599
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	41,496	328	—	—	328
Common stock repurchased	(272,033)	(7,155)	—	—	(7,155)
Cash dividends declared ($0.74 per share)(1)	—	—	(8,251)	—	(8,251)
Balance at December 31, 2014	11,139,333	41,555	211,979	(8,425)	245,109
2015 net income	—	—	20,952	—	20,952
Other comprehensive loss, net of tax	—	—	—	(3,797)	(3,797)
Stock-based compensation expense	—	836	—	—	836
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	66,741	753	—	—	753
Equity issuance costs	—	(612)	—	—	(612)
SBM acquisition common stock issuance	4,124,643	108,561	—	—	108,561
SBM acquisition non-qualified stock option awards	—	1,990	—	—	1,990
Cash dividends declared ($0.80 per share)(1)	—	—	(10,602)	—	(10,602)
Balance at December 31, 2015	15,330,717	153,083	222,329	(12,222)	363,190
Cumulative effect adjustment (Note 1)	—	72	(72)	—	—
Cash in lieu for fractional shares paid due to the stock split (Note 13)	(173)	(5)	—	—	(5)
2016 net income	—	—	40,067	—	40,067
Other comprehensive loss, net of tax	—	—	—	(1,687)	(1,687)
Stock-based compensation expense	—	1,997	—	—	1,997
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	145,835	894	—	—	894
Cash dividends declared ($0.83 per share)(1)	—	—	(12,909)	—	(12,909)
Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547

(1)	Share and per share amounts have been adjusted to reflect the three-for-two stock split effective September 30, 2016, for all periods presented. Refer to Note 13 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities
Net income	$40,067	$20,952	$24,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,258	1,936	2,220
Depreciation and amortization expense	4,426	3,614	3,051
Purchase accounting accretion, net	(5,048)	(367)	(554)
Investment securities amortization and accretion, net	3,135	2,244	1,784
Stock-based compensation expense	1,997	836	599
Amortization of intangible assets	1,903	1,306	1,148
Net gains on sale of securities	(51)	(4)	(451)
Net increase in other real estate owned valuation allowance and (gain) loss on disposition	35	362	215
Originations of mortgage loans held for sale	(236,450)	(72,032)	(799)
Proceeds from the sale of mortgage loans	238,351	62,485	830
Gain on sale of mortgage loans, net of origination costs	(6,201)	(1,278)	(31)
Cost of fixed assets disposals associated with the SBM acquisition	—	1,130	—
(Increase) decrease in other assets	11,329	(7,062)	(3,349)
Increase (decrease) in other liabilities	(1,333)	1,796	653
Net cash provided by operating activities	57,418	15,918	29,886
Investing Activities
Cash received in SBM acquisition, net of cash paid	—	59,917	—
Proceeds from sales and maturities of available-for-sale securities	184,564	156,434	134,358
Purchase of available-for-sale securities	(220,169)	(111,170)	(78,355)
Purchase of securities held-to-maturity	(10,986)	(64,355)	(20,338)
Net increase in loans	(103,699)	(94,811)	(196,670)
Proceeds from the sale of premises and equipment	90	—	—
Purchase of premises and equipment	(1,671)	(3,189)	(1,316)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(7,342)	(1,594)	(718)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	5,652	471	51
Proceeds from sale of other real estate owned	730	2,825	1,730
Recoveries of previously charged-off loans	486	728	746
Purchase of bank-owned life insurance, net of death benefit proceeds	(15,608)	—	(10,000)
Net cash used in investing activities	(167,953)	(54,744)	(170,512)
Financing Activities
Net increase in deposits	103,027	71,825	118,435
Net proceeds from (repayments of) borrowings less than 90 days	77,227	(18,105)	46,954
Repayments on Federal Home Loan Bank long-term advances	(25,000)	(11,039)	(60,073)
Proceeds from Federal Home Loan Bank long-term advances	—	10,000	60,000
Repayments of wholesale repurchase agreements	(25,000)	—	—
Issuance of subordinated debt, net of costs	—	14,464	—
Common stock repurchases	—	—	(7,475)
Equity issuance costs	—	(612)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	894	753	328
Cash dividends paid on common stock and cash in lieu for fractional shares paid due to stock split	(12,394)	(9,785)	(8,085)
Net cash provided by financing activities	118,754	57,501	150,084
Net increase in cash and cash equivalents	8,219	18,675	9,458
Cash and cash equivalents at beginning of year	79,488	60,813	51,355
Cash and cash equivalents at end of year	$87,707	$79,488	$60,813

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For The Year Ended December 31,
(In thousands)	2016	2015	2014
Supplemental information
Interest paid	$16,661	$12,588	$12,158
Income taxes paid	10,647	12,205	13,365
Transfer of loans and premises to other real estate owned	383	2,175	1,337
Measurement-period adjustments (Note 2)	960	—	—
Assets acquired in SBM acquisition, excluding net cash received (not adjusted for measurement-period adjustments)	—	729,283	—
Liabilities assumed in SBM acquisition (not adjusted for measurement-period adjustments)	—	729,500	—
Common stock and stock options issued for SBM acquisition	—	110,551	—

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

Acadia Trust:
Acadia Trust, N.A. was a wholly-owned subsidiary of Camden National Corporation until its merger with Camden National Bank, a wholly-owned subsidiary of Camden National Corporation, on November 30, 2016.
		IRS:	Internal Revenue Service
AFS:	Available-for-sale	LIBOR:	London Interbank Offered Rate
ALCO:	Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
ALL:	Allowance for loan losses	Management ALCO:	Management Asset/Liability Committee
AOCI:	Accumulated other comprehensive income (loss)	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	Merger:	On October 16, 2015, the two-step merger of Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation, was completed
ASU:	Accounting Standards Update	Merger Agreement:	Plan of Merger, dated as of March 29, 2015, by and among Camden National Corporation, SBM Financial, Inc. and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSHA:	Maine State Housing Authority
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	Non-Agency:	Non-agency private issue collateralized mortgage obligation
Company:	Camden National Corporation	NRV:	Net realizable value
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
DCRP:	Defined Contribution Retirement Plan	OCI:	Other comprehensive income (loss)
EPS:	Earnings per share	OFAC:	Office of Foreign Assets Control
FASB:	Financial Accounting Standards Board	OREO:	Other real estate owned
FDIC:	Federal Deposit Insurance Corporation	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
FHLB:	Federal Home Loan Bank	SERP:	Supplemental executive retirement plans
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America
GAAP:	Generally accepted accounting principles in the United States	2003 Plan:	2003 Stock Option and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank	2012 Plan:	2012 Equity and Incentive Plan
HTM:	Held-to-maturity	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

General Business. Camden National Corporation, a Maine corporation, is the bank holding company for Camden National Bank. The Bank serves individuals, businesses, municipalities and non-profits through a network of 61 banking offices and 84 ATMs across Maine, and two lending offices in New Hampshire and Massachusetts. Effective the close of business, November 30, 2016, Acadia Trust merged into the Bank. Upon completion of the Acadia Trust merger into the Bank, Camden National Wealth Management was created to operate as a division of the Bank and provide trust and investment management services to its clients, who are primarily located in Maine. The Company's primary source of income is from providing loans to individuals and small- to mid-sized companies through its market area. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of HPFC, Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, postretirement benefits and asset impairment judgments, including OTTI of investment securities.

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure as required by GAAP.

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

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks. The Bank is required by the FRB to maintain cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the FRB.

At December 31, 2016 and 2015, the Company had $50.3 million and $42.9 million, respectively, of cash on hand and in non-interest bearing accounts with other banks. At December 31, 2016 and 2015, the Company had $37.4 million and $36.6 million, respectively, of cash held in interest-bearing accounts with other banks.

Investment Securities. Investment securities are classified at the time of purchase as AFS, HTM, or trading. The classification of investment securities are constantly re-evaluated for consistency with corporate goals and objectives.

Trading securities are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded in earnings. At December 31, 2016 and 2015, the Company did not have any investment securities classified as trading securities on its consolidated statements of condition.

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost on the consolidated statements of condition. At December 31, 2016 and 2015, the Company had investment securities of $94.6 million and $84.1 million, respectively, classified as HTM and carried at amortized cost on its consolidated statements of condition.

Investment securities that are not classified as HTM or trading securities are classified as AFS and are carried at fair value on the Company's consolidated statements of condition with subsequent changes to fair value recorded within AOCI, net of tax. At December 31, 2016 and 2015, the Company had investment securities of $779.9 million and $750.3 million, respectively, classified as AFS and carried at fair value on its consolidated statements of condition.

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

Management conducts a quarterly review and evaluation of its debt and equity securities portfolio to determine if the decline in fair value of any security appears to be other-than-temporary. The factors considered by management in its review include, but are not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit ratings of the security or issuer, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Should the Company determine that the decline in the fair value of an equity security was other-than-temporary, the Company recognizes the impairment on the equity security within non-interest income on the consolidated statements of income when identified. For debt securities where the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to: (i) credit loss is recognized in non-interest income on the consolidated statements of income; and (ii) other factors is recognized in AOCI, net of tax. For debt securities where the Company intends to sell the security or more-likely-than-not will be required to sell the security before recovery of its amortized cost, the Company recognizes the OTTI equal to the entire difference between the security’s cost basis and its fair value within non-interest income on the consolidated statements of income.

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRBB common stock. This stock is a non-marketable equity security and, is reported at cost.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on the Company's intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. Management constantly evaluates its loan portfolio, in conjunction with asset/liability management practices, and will opt to sell certain loans, typically new 30-year residential mortgages, to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains. At December 31, 2016 and 2015, the Company had designated $14.8 million and $11.0 million, respectively, of loans designated as held for sale on its consolidated statements of condition.

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

The allocations for specific loans component relates to loans that have a principal balance of $250,000 or more that are classified as substandard or doubtful and are on non-accrual status. For such loans that are also classified as impaired, an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors. Subsequent to December 31, 2016, the Company amended its internal policy for assessing individual loans for impairment by increasing the principal balance threshold to $500,000. The qualitative factors for assessing a loan individually for impairment remain unchanged. The change in the Company's internal policy will be effective for periods beginning on January 1, 2017.

The Company uses a risk rating system for certain loan segments to determine the credit quality of these loan pools and applies the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not currently an explicit part of the Company's methodology, could impact the risk rating assigned to that loan.

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

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the Company’s market areas, concentration of risk, declines in local property values, and regulatory guidance.

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

Goodwill and Core Deposit Intangible Assets. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level. The Company's two reporting unit levels are (i) banking and (ii) financial services. The banking reporting unit is representative of the Company's core banking business line, while the financial services reporting unit is representative of the Company's wealth management and trust services business line. Any impairment is charged to non-interest expense on the consolidated statements of income. Goodwill is evaluated for impairment by the Company utilizing several standard valuation techniques, including, but not limited to discounted cash flow analyses and comparable transaction market multiples.

The Company tests goodwill for impairment annually as of November 30th utilizing the two-step process and fair value guidance outlined in GAAP. Step one compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is greater than its carrying value, then the reporting unit is not deemed to be impaired and no further assessment is required. However, if the fair value of the reporting unit is below its carrying value, GAAP requires that step two of the goodwill impairment test be performed. Step two involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other identified intangibles to derive an implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill for the reporting unit is greater than its carrying value, then the reporting unit’s goodwill is not impaired. However, if the reporting unit’s implied fair value of goodwill is below its carrying value, an impairment charge is recorded to mark the carrying value of goodwill to the calculated implied fair value. The Company completed its annual goodwill impairment testing as of November 30, 2016, 2015 and 2014 for each reporting unit and passed step one. As such, step two of the goodwill impairment test was not performed and no goodwill impairment was recognized for the year ended December 31, 2016, 2015 or 2014.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to 10 years from the acquisition dates). Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds its carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2016, 2015 or 2014, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

BOLI. BOLI represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary and is recorded as an asset on the Company's consolidated statements of condition. Increases in the cash surrender values of the policies, as well as death benefits received, net of any cash surrender value, are recorded in non-interest income on the consolidated statements of income, and are not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier I capital (as defined for regulatory purposes) and the total cash surrender value of life insurance policies is limited to 25% of Tier I capital.

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

OREO. OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. Upon a sale of an OREO property, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the OREO property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses, including legal and other direct expenses, and changes in the valuation allowance relating to foreclosed assets are included in other non-interest expense on the consolidated statements of income.

Mortgage Servicing. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights, which are reported in other assets on the consolidated statements of condition, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded increasing income, but not below zero.

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within non-interest income on the consolidated statements of income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within non-interest income on the consolidated statements of income.

Short-Term and Long-Term Borrowings. Short-term borrowings consist of borrowings maturing within one year of the consolidated statement of condition date, while long-term borrowings consist of borrowings maturing in one or more years. The Company's borrowings include retail and wholesale repurchase agreements, FHLBB overnight and short-term borrowings, federal funds purchased, a capital lease, and line of credit advances. The Company is required to post collateral for certain borrowings, for which it, generally, posts loans and/or investment securities as collateral.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2016 and 2015, the Company did not carry a valuation allowance on its deferred tax assets.

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

Effective September 30, 2016, the Company completed a three-for-two split of its common stock for shareholders of record as of September 15, 2016. As a result, the Company has adjusted its weighted-average shares outstanding, and basic and diluted EPS for the year ended December 31, 2015 and 2014 as presented within Note 14 of the consolidated financial statements to account for the stock split. Refer to Note 13 of the consolidated financial statements for further details of the three-for-two stock split.

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

Stock-Based Compensation. The fair value of restricted stock and stock options is determined on the grant date. For restricted stock awards and units, compensation is recognized ratably over the requisite service period equal to the fair value of the award. For stock option awards, the fair value is determined using the Black-Scholes option-pricing model. Compensation expense for stock option awards is recognized ratably over the requisite service period equal to the fair value of the award. For performance-based share awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change. Non-forfeitable dividends, if any, paid on shares of restricted stock are recorded to retained earnings.

In the second quarter of 2016, the Company elected to early adopt ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), issued by the FASB in March 2016. The Company applied the provisions of ASU 2016-09 effective as of January 1, 2016. Two of the more significant provisions of ASU 2016-09 that impacted the Company's consolidated financial statements were (i) the accounting for windfall tax benefits or shortfalls within income tax expense as a discrete period item in the quarter the event occurred and (ii) a policy election to not estimate the forfeiture rate on unvested share-based compensation awards. As a result of the ASU adoption, net income for the year ended December 31, 2016 increased $697,000, and basic and diluted EPS both increased $0.05 and $0.04 per share, respectively.

In accordance with ASU 2016-09, the Company applied the provisions to account for windfall tax benefits or shortfalls within income tax expense on a prospective basis as of January 1, 2016. In accordance with the ASU, the Company applied its policy election to not estimate the forfeiture rate on unvested share-based compensation awards on a modified-retrospective basis. The impact of such resulted in a reclassification of $72,000 from retained earnings to common stock shown as a cumulative effect adjustment on the consolidated statements of changes in shareholders' equity for the year ended December 31, 2016. The other provisions of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements.

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

Segment Reporting. The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in Maine. These services include lending, checking, savings and time deposits, cash management, brokerage, wealth management and trust services. Substantially all of the Company's revenues, profits, and assets are derived by the Bank from banking products and services and, therefore, the Company's management did not provide the segment reporting disclosures as such was determined to be immaterial.

Recent Accounting Pronouncements. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). ASU 2017-04 will be effective for the Company on January 1, 2020 and will be applied prospectively.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 was issued to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year.

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it anticipates the standard will have a material impact on the Company's consolidated financial statements upon adoption as it will require a change in the Company's assessment of its ALL and allowance on unused commitments as it will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios. Additionally, ASU 2016-13 may reduce the carrying value of the Company's HTM investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company expects ASU 2016-02 will have a material effect on its consolidated financial statements primarily due to the Bank's existing lease agreements for its banking centers. The Company continues to evaluate the impact of adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). ASU 2016-01 was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

The Company will adopt ASU 2016-01 effective January 1, 2018. Upon adoption, the Company will be required to recognize unrealized gains and losses on its equity securities directly through the Company's consolidated statements of income, whereas these equity securities currently are designated as AFS and unrealized gains and losses are recognized within AOCI. At December 31, 2016, the fair value of the Company's equity securities was $741,000 with a cost basis of $632,000. The Company does not anticipate that portion of ASU 2016-01 will materially impact the Company's financial position upon adoption. ASU 2016-01 also requires Companies to utilize an "exit price" fair value methodology for purposes of disclosing the fair value of financial assets and liabilities not measured and reported at fair value on a recurring or non-recurring basis. The Company currently discloses the fair value of its loan portfolio segments using an "entry price" fair value methodology (as disclosed within Note 19). The Company does not believe ASU 2016-01 will materially affect its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 was issued to defer the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), for all entities by one year. ASU 2014-09 was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

Effective January 1, 2018, the Company will adopt ASU 2014-09 and, while it continues to evaluate the potential impact of ASU 2014-09, it does not expect ASU 2014-09 will have a material effect on its consolidated financial statements.

2. Mergers and Acquisitions

2016 Activity

On November 30, 2016, the Company completed its merger of Acadia Trust, the Company's wholly-owned subsidiary, into the Bank, also the Company's wholly-owned subsidiary, and created a new wealth management and trust division of the Bank, Camden National Wealth Management. The merger did not qualify as a business combination and did not have any effect on the Company's consolidated financial condition.

2015 Activity (share, stock option and share price data have been adjusted for the three-for-two stock split completed by the Company on September 30, 2016 — refer to Note 13)

On October 16, 2015, the Company completed its acquisition of 100% of SBM's common stock. The Merger qualified as a tax-free reorganization for federal income tax purposes and, pursuant to the terms and Merger Agreement, each share of SBM common stock outstanding at the effective time of the acquisition was converted into the right to receive, at the election of the stockholder and subject to the allocation and proration procedures described in the Merger Agreement, either: (1) $206.00 in cash, without interest or (2) 8.132 shares of common stock of the Company; provided that 80% of the SBM shares outstanding immediately prior to the effective time of the acquisition were converted into the right to receive common stock of the Company and the remaining SBM shares were converted into the right to receive cash. The total consideration paid by the Company was $136.7 million, consisting of (i) $26.1 million in cash; (ii) 4,124,643 shares of Camden common stock valued at $108.6 million, based on the October 16, 2015 closing price of the Company's common stock of $26.32 per share; and (iii) the fair value of 139,032 non-qualified stock options issued under the 2012 Plan of $2.0 million. Pursuant to the Merger Agreement, all unexercised non-qualified stock options held by SBM option holders immediately vested upon completion of the acquisition and were to roll into the Company's non-qualified stock options using the 8.132 share conversion ratio (rounded down to the nearest whole share). The non-qualified stock options issued under the Company's 2012 Plan maintained the same terms and conditions as previously held under SBM's equity plan. The fair value of the non-qualified stock options approximated the intrinsic value of the non-qualified stock options at acquisition date.

The Merger complimented the Company's existing footprint within Maine, while expanding its presence in the higher growth Southern Maine market and into Massachusetts. In addition to providing incremental market share and increasing its presence within Southern Maine, the acquisition improved the Company's interest rate risk exposure in a rising rate environment through a larger mix of variable rate loans as percentage of total loans and additional core deposits (non-interest checking, interest checking, savings and money market accounts).

The Company accounted for the Merger using the acquisition method. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions), and does not provide for acquisition expenses to be capitalized as part of the transaction.

For the year ended December 31, 2016, 2015 and 2014, the Company incurred $866,000, $10.4 million and $0, respectively, of acquisition-related costs as detailed below:

	For The Year Ended December 31,
	2016	2015	2014
Salaries and employee benefits(1)	$8	$3,240	$—
Furniture, equipment and data processing	279	1,531	—
Net occupancy	439	1,237	—
Consulting and professional fees(2)	80	2,453	—
Other expenses(3)	60	1,954	—
Total merger and acquisition costs	$866	$10,415	$—

(1)	Includes the costs associated with pre-existing change-in-control agreements in place at the time of the Merger and employee termination costs, including severance.

(2)	Includes the cost of a negotiated non-compete arrangement entered into in connection with the Merger of $400,000 in 2015.

(3)
Other expenses include marketing and insurance costs, certain contract termination costs, various printing and mailing costs associated with various customer communications, and travel-related costs associated with the integration of the two companies in 2015.

Also in connection with the Merger, the Company incurred certain equity issuance costs totaling $612,000 related to the registration of additional shares of the Company's common stock. These costs have been accounted for as a reduction to shareholders' equity and have been presented as such within the Company's consolidated statements of changes in shareholders' equity for the year ended December 31, 2015.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

	As Acquired	Fair Value Adjustments (Previously Reported)	Measurement-Period Adjustments	As Recorded at Acquisition
Consideration Paid:
Cash				$26,125
Company common stock (4,124,643 shares at $26.32 per share)				108,561
Non-qualified stock options				1,990
Total consideration paid				136,676
Recognized identifiable assets acquired and liabilities assumed, at fair value:
Loans and loans held for sale	$639,390	$(11,497)	$137	628,030
Cash and due from banks	86,042	—	—	86,042
Investments	39,716	26	—	39,742
Deferred tax assets	26,293	(1,177)	666	25,782
Premises and equipment	16,851	7,093	—	23,944
OREO	2,530	(1,801)	—	729
Core deposit intangible assets	—	6,608	—	6,608
Other assets	5,421	(170)	157	5,408
Deposits and borrowings	719,640	1,546	—	721,186
Other liabilities	8,512	(198)	—	8,314
Total identified assets acquired and liabilities assumed, at fair value	$88,091	$(2,266)	$960	86,785
Goodwill				$49,891

The Company completed its purchase accounting for the Merger by June 30, 2016. In connection with completion of its accounting for the acquisition, the Company made certain measurement-period adjustments that decreased goodwill reported at December 31, 2015 by $960,000. The measurement-period adjustments did not have a material effect on current year's net income nor will it have a material effect on future years' net income. The Company accounted for the measurement period adjustment prospectively in 2016 in accordance with ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Upon completion of purchase accounting, the Company recorded $49.9 million of goodwill in connection with the Merger, which was allocated to the Company's banking reporting unit. The goodwill generated represents the synergies expected from combining operations of the two organizations, including, but not limited to, systems conversion, consolidation of bank locations and operation centers, and reduced headcount across operation teams. The goodwill generated from the transaction is not deductible for tax purposes.

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using an effective yield, straight-line basis, or other reasonable method consistent with the expected benefit over periods consistent with the estimated useful life or contractual term of the related assets and liabilities.

3. Securities

The following tables summarize the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016:
AFS Securities:
Obligations of states and political subdivisions	$8,848	$153	$—	$9,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	485,222	2,515	(7,115)	480,622
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	289,046	265	(5,421)	283,890
Subordinated corporate bonds	5,481	132	—	5,613
Total AFS debt securities	788,597	3,065	(12,536)	779,126
Equity securities	632	109	—	741
Total AFS securities	$789,229	$3,174	$(12,536)	$779,867
HTM Securities:
Obligations of states and political subdivisions	$94,609	$618	$(631)	$94,596
Total HTM securities	$94,609	$618	$(631)	$94,596
December 31, 2015:
AFS Securities:
Obligations of U.S. government-sponsored enterprises	$4,971	$69	$—	$5,040
Obligations of states and political subdivisions	17,355	339	—	17,694
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,429	3,474	(3,857)	419,046
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	312,719	409	(6,271)	306,857
Subordinated corporate bonds	1,000	—	(4)	996
Total AFS debt securities	755,474	4,291	(10,132)	749,633
Equity securities	712	2	(9)	705
Total AFS securities	$756,186	$4,293	$(10,141)	$750,338
HTM Securities:
Obligations of states and political subdivisions	$84,144	$1,564	$(61)	$85,647
Total HTM securities	$84,144	$1,564	$(61)	$85,647

At December 31, 2016 and 2015, net unrealized losses on AFS securities included in AOCI amounted to $6.1 million, net of a deferred tax benefit of $3.3 million, and $3.8 million, net of a deferred tax benefit of $2.0 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2016 and 2015, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$348,579	$(5,780)	$29,496	$(1,335)	$378,075	$(7,115)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	163,412	(2,906)	74,212	(2,515)	237,624	(5,421)
Total AFS securities	$511,991	$(8,686)	$103,708	$(3,850)	$615,699	$(12,536)
HTM Securities:
Obligations of states and political subdivisions	$42,805	$(631)	$—	$—	$42,805	$(631)
Total HTM securities	$42,805	$(631)	$—	$—	$42,805	$(631)
December 31, 2015:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$234,897	$(2,351)	$45,629	$(1,506)	$280,526	$(3,857)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	111,143	(1,068)	147,180	(5,203)	258,323	(6,271)
Subordinated corporate bonds	996	(4)	—	—	996	(4)
Equity securities	615	(9)	—	—	615	(9)
Total AFS securities	$347,651	$(3,432)	$192,809	$(6,709)	$540,460	$(10,141)
HTM Securities:
Obligations of states and political subdivisions	$5,507	$(61)	$—	$—	$5,507	$(61)
Total HTM securities	$5,507	$(61)	$—	$—	$5,507	$(61)

At December 31, 2016 and 2015, the Company held 209 and 109 investment securities with a fair value of $658.5 million and $546.0 million that were in an unrealized loss position totaling $13.2 million and $10.2 million, respectively, that are considered temporary. Of these, MBS and CMOs with a fair value of $103.7 million and $192.8 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more totaling $3.9 million and $6.7 million at December 31, 2016 and 2015, respectively. The decline in the fair value of the debt securities is reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At December 31, 2016 and 2015, gross unrealized losses on the Company's AFS and HTM securities were 2% of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2016 until the decline in value has recovered.

Security Gains and Losses and OTTI of Securities

The following table details the Company’s sales of AFS investment securities, the gross realized gains and losses, and OTTI of securities:

	For The Year Ended December 31,
	2016	2015	2014
Proceeds from sales of securities	$28,850	$12,426	$25,695
Gross realized gains	125	221	451
Gross realized losses	(74)	(217)	—
Previously recorded OTTI	—	204	—

For the year ended December 31, 2016, 2015, and 2014, the Company sold certain AFS investment securities with a total carrying value of $28.8 million, $12.4 million, and $25.2 million, respectively, to manage its liquidity and interest rate risk, and recorded net gains on the sale of AFS securities of $51,000, $4,000, and $451,000, respectively, within non-interest income in the consolidated statements of income. The investments securities that were sold were primarily selected based on an assessment of their prepayment speed.

FHLBB and FRB Stock

As of December 31, 2016 and 2015, the Company's investment in FHLBB stock was $17.8 million and $20.6 million, respectively. At December 31, 2016 and 2015, the Company's investment in FRB stock was $5.4 million and $908,000, respectively.

Securities Pledged

At December 31, 2016 and 2015, securities with an amortized cost of $597.3 million and $577.6 million, respectively, and estimated fair values of $589.7 million and $570.9 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of securities by contractual maturity at December 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,034	$1,039
Due after one year through five years	86,362	86,299
Due after five years through ten years	129,521	129,248
Due after ten years	571,680	562,540
	$788,597	$779,126
HTM Securities
Due after one year through five years	$5,599	$5,650
Due after five years through ten years	4,210	4,221
Due after ten years	84,800	84,725
	$94,609	$94,596

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Residential real estate loans	$802,494	$820,617
Commercial real estate loans	1,050,780	927,951
Commercial loans	333,639	297,721
Home equity loans	329,907	348,634
Consumer loans	17,332	17,953
HPFC	60,412	77,330
Total loans	$2,594,564	$2,490,206

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination (costs) fees totaling:

	December 31,
	2016	2015
Net unamortized fair value mark discount on acquired loans	$8,810	$13,083
Net unamortized loan origination (costs) fees	(66)	370
Total	$8,744	$13,453

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

The Bank, in the normal course of business, has made loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans, including any unused lines of credit, to related parties were as follows:

	December 31,
	2016	2015
Balance at beginning of year	$16,628	$17,469
Loans made/advanced and additions	434	374
Repayments and reductions	(1,120)	(1,215)
Balance at end of year	$15,942	$16,628

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

HPFC. Prior to the Company's closing of HPFC's operations, effective February 19, 2016, it provided commercial lending to dentists, optometrists and veterinarians, many of which were start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral consists of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years.

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2016, 2015, and 2014:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2016:
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	—	(3,805)
Recoveries	95	50	332	2	7	—	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	—	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$—	$23,116
ALL balance attributable loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$—	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	—	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$—	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$—	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	—	2,574,310
Total loan balances	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$—	$2,594,564
For The Year Ended December 31, 2015:
ALL:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,888	153	821	44	24	(2,384)	1,938
Ending balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
ALL balance attributable loans:
Individually evaluated for impairment	$544	$644	$92	$89	$—	$—	$—	$1,369
Collectively evaluated for impairment	4,001	9,788	3,149	2,642	193	24	—	19,797
Total ending ALL	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$6,026	$4,610	$3,937	$588	$74	$—	$—	$15,235
Collectively evaluated for impairment	814,591	923,341	293,784	348,046	17,879	77,330	—	2,474,971
Total loan balances	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206

For The Year Ended December 31, 2014:	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
ALL:
Beginning balance	$5,603	$7,206	$3,388	$2,403	$319	$—	$2,671	$21,590
Loans charged off	(785)	(361)	(1,544)	(611)	(143)	—	—	(3,444)
Recoveries	165	136	394	19	32	—	—	746
Provision (credit)(1)	(84)	970	1,116	436	73	—	(287)	2,224
Ending balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
ALL balance attributable loans:
Individually evaluated for impairment	$787	$78	$10	$—	$78	$—	$—	$953
Collectively evaluated for impairment	4,112	7,873	3,344	2,247	203	—	2,384	20,163
Total ending ALL	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans:
Individually evaluated for impairment	$6,411	$5,379	$646	$331	$157	$—	$—	$12,924
Collectively evaluated for impairment	579,057	635,282	256,869	271,378	17,100	—	—	1,759,686
Total loan balances	$585,468	$640,661	$257,515	$271,709	$17,257	$—	$—	$1,772,610

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2016, 2015, and 2014, the reserve for unfunded commitments was $11,000, $22,000 and $17,000, respectively.

The following table reconciles the year ended December 31, 2016, 2015, and 2014 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	For the Year Ended December 31,
	2016	2015	2014
Provision for loan losses	$5,269	$1,938	$2,224
Change in reserve for unfunded commitments	(11)	(2)	(4)
Provision for credit losses	$5,258	$1,936	$2,220

The Company did not have any significant changes to its ALL methodology for the year ended December 31, 2016. In the fourth quarter of 2015, the Company revised its methodology for the ALL whereby it no longer provided for an unallocated reserve, but, instead, incorporated the qualitative factors into the Company's general reserve. Historically, the unallocated reserve served as a method to account for qualitative risks, including general economic and market risks, within its portfolio without specifically assigning to any one or more portfolio segments. At December 31, 2016 and 2015, the Company’s reported unallocated reserve was $0. The change in methodology did not have any impact on the Company's reported ALL or provision for loan losses at or for the year ended December 31, 2015.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by Credit Risk Administration. As of December 31, 2016, the non-residential building operators' industry concentration was 12% of the Company's total loan portfolio and 31% of the total commercial real estate portfolio. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2016.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
December 31, 2016:
Pass (Grades 1 – 6)	$789,554	$1,003,386	$321,148	$—	$—	$58,943	$2,173,031
Performing	—	—	—	328,287	17,328	—	345,615
Special Mention (Grade 7)	2,387	5,724	5,598	—	—	257	13,966
Substandard (Grade 8)	10,553	41,670	5,437	—	—	1,212	58,872
Doubtful (Grade 9)	—	—	1,456	—	—	—	1,456
Non-performing	—	—	—	1,620	4	—	1,624
Total	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564
December 31, 2015:
Pass (Grades 1 – 6)	$802,873	$868,664	$281,553	$—	$—	$70,173	$2,023,263
Performing	—	—	—	346,701	17,835	—	364,536
Special Mention (Grade 7)	3,282	20,732	7,527	—	—	3,179	34,720
Substandard (Grade 8)	14,462	38,555	8,641	—	—	3,978	65,636
Non-performing	—	—	—	1,933	118	—	2,051
Total	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$2,490,206

The Company closely monitors the performance of its loan portfolio for both the Bank and HPFC. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is well-secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan will return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2016:
Residential real estate	$1,783	$924	$2,904	$5,611	$796,883	802,494	$—	$3,945
Commercial real estate	855	223	12,625	13,703	1,037,077	1,050,780	—	12,849
Commercial	633	218	1,675	2,526	331,113	333,639	—	2,088
Home equity	892	134	1,321	2,347	327,560	329,907	—	1,620
Consumer	38	—	4	42	17,290	17,332	—	4
HPFC	438	688	110	1,236	59,176	60,412	—	207
Total	$4,639	$2,187	$18,639	$25,465	$2,569,099	$2,594,564	$—	$20,713
December 31, 2015:
Residential real estate	$3,325	$571	$6,077	$9,973	$810,644	$820,617	$—	$7,253
Commercial real estate	4,219	2,427	1,584	8,230	919,721	927,951	—	4,529
Commercial	267	550	1,002	1,819	295,902	297,721	—	4,489
Home equity	643	640	1,505	2,788	345,846	348,634	—	1,933
Consumer	112	7	118	237	17,716	17,953	—	118
HPFC	165	—	—	165	77,165	77,330	—	—
Total	$8,731	$4,195	$10,286	$23,212	$2,466,994	$2,490,206	$—	$18,322

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the year ended December 31, 2016, 2015, and 2014 was $888,000, $586,000, and $842,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	2016	2015	2016	2015	2016	2015
Residential real estate	21	22	$3,221	$3,398	$483	$544
Commercial real estate	3	6	1,008	1,459	—	48
Commercial	10	9	1,502	399	—	11
Consumer and home equity	1	1	16	21	—	—
Total	35	38	$5,747	$5,277	$483	$603

At December 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.3 million and $1.4 million, respectively. At December 31, 2015, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $446,000, respectively.

The following represents loan modifications that occurred for the year ended December 31, 2016, 2015 and 2014 that qualify as TDRs and the type of loan modification made by portfolio segment at December 31:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Residential real estate:
Maturity concession	—	—	1	$—	$—	$136	$—	$—	$149	$—	$—	$43
Court ordered	—	1	—	—	74	—	—	78	—	—	27	—
Commercial real estate:
Maturity concession	—	—	1	—	—	235	—	—	235	—	—	—
Commercial:
Maturity concession	6	—	—	2,973	—	—	2,973	—	—	1,400	—	—
Court ordered	—	—	3	—	—	77	—	—	77	—	—	6
Home equity:
Principal forgiveness and maturity	—	—	1	—	—	40	—	—	30	—	—	—
Total	6	1	6	$2,973	$74	$488	$2,973	$78	$491	$1,400	$27	$49

During the third quarter of 2016, the Company completed the restructure of one commercial relationship for which there were six individual commercial loans. The Company had a specific reserve on these loans totaling $1.4 million that was charged-off subsequent to the loan modification. Additionally, as part of the restructure, the Company committed to lend additional funds of up to $280,000, and, at December 31, 2016, the Company had loaned $47,000 on its commitment. The Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs as of December 31, 2016.

For the year ended December 31, 2016, 2015 and 2014, the Company did not have any loans that had been modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted for the periods indicated.

Impaired Loans:

Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the year ended December 31, 2016, 2015 and 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With related allowance recorded:
Residential real estate	$3,019	$3,019	$483	$3,088	$106
Commercial real estate	11,443	11,443	1,373	5,165	—
Commercial	—	—	—	762	—
Home equity	299	299	86	305	—
Consumer	—	—	—	—	—
HPFC	97	97	65	98	—
Ending Balance	14,858	14,858	2,007	9,418	106
Without related allowance recorded:
Residential real estate	1,329	1,800	—	2,057	9
Commercial real estate	1,874	2,369	—	2,214	51
Commercial	2,028	3,209	—	2,507	16
Home equity	158	368	—	180	—
Consumer	7	10	—	12	—
HPFC	—	—	—	—	—
Ending Balance	5,396	7,756	—	6,970	76
Total impaired loans	$20,254	$22,614	$2,007	$16,388	$182
December 31, 2015:
With related allowance recorded:
Residential real estate	$3,191	$3,191	$544	$6,064	$112
Commercial real estate	1,825	1,857	644	1,753	—
Commercial	156	156	92	945	2
Home equity	303	303	89	900	—
Consumer	—	—	—	195	—
HPFC	—	—	—	—	—
Ending Balance	5,475	5,507	1,369	9,857	114
Without related allowance recorded:
Residential real estate	2,835	4,353	—	2,175	8
Commercial real estate	2,785	3,426	—	2,719	65
Commercial	3,781	4,325	—	1,412	17
Home equity	285	688	—	369	—
Consumer	74	150	—	20	—
HPFC	—	—	—	—	—
Ending Balance	9,760	12,942	—	6,695	90
Total impaired loans	$15,235	$18,449	$1,369	$16,552	$204

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With related allowance recorded:
Residential real estate	$4,468	$4,468	$787	$9,254	$125
Commercial real estate	1,140	1,140	78	4,721	—
Commercial	183	183	10	2,366	8
Home equity	—	—	—	1,428	—
Consumer	140	140	78	348	—
Ending Balance	5,931	5,931	953	18,117	133
Without related allowance recorded:
Residential real estate	1,943	2,604	—	2,257	7
Commercial real estate	4,239	4,502	—	2,869	40
Commercial	463	606	—	791	11
Home equity	331	581	—	399	—
Consumer	17	37	—	21	—
Ending Balance	6,993	8,330	—	6,337	58
Total impaired loans	$12,924	$14,261	$953	$24,454	$191

The impaired loan information presented above as of and for the year ended December 31, 2015 and 2014 has been revised to disclose only those impaired loans that are individually evaluated for impairment in accordance with the Company's policy, which includes (i) loans with a principal balance greater than $250,000 or more and are classified as substandard or doubtful and are on non-accrual status and (ii) all TDRs. Previously, the Company's impaired loan disclosures included certain non-accrual loans which were collectively evaluated under ASC 450-20. The revision of prior period information had no impact on the Company's ALL, provision for loan losses, or its asset quality ratios as of and for the year ended December 31, 2015 and 2014.

In-Process Foreclosure Proceedings:

At December 31, 2016 and 2015, the Company had $1.4 million and $2.9 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

5. Goodwill

The changes in goodwill for the year ended December 31, 2016 and 2015 for each reporting unit are shown in the table below:

	Banking	Financial Services	Total
December 31, 2014:
Goodwill	$40,902	$7,474	$48,376
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	40,902	3,904	44,806
2015 activity(1)	50,851	—	50,851
December 31, 2015:
Goodwill	91,753	7,474	99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	91,753	3,904	95,657
2016 activity(1)	(960)	—	(960)
December 31, 2016:
Goodwill	90,793	7,474	98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	$90,793	$3,904	$94,697

(1)
On October 16, 2015, the Company completed the Merger and goodwill of $49.9 million after recording a measurement-period adjustment decreasing goodwill of $960,000 in 2016 upon completion of purchase accounting. Refer to Note 2 for additional details and discussion.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. The Company completed its annual goodwill impairment test as of November 30, 2016, 2015 and 2014 for each reporting unit and determined there was no goodwill impairment.

6. Other Intangible Assets

The changes in core deposit intangible and trust relationship intangible assets for the year ended December 31, 2016 and 2015 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Total
Balance at December 31, 2014	$17,300	$(14,161)	$3,139	$753	$(527)	$226	$3,365
2015 activity	6,608	(1,231)	5,377	—	(75)	(75)	5,302
Balance at December 31, 2015	23,908	(15,392)	8,516	753	(602)	151	8,667
2016 activity	—	(1,828)	(1,828)	—	(75)	(75)	(1,903)
Balance at December 31, 2016	$23,908	$(17,220)	$6,688	$753	$(677)	$76	$6,764

On October 16, 2015, the Company completed the Merger and, in doing so, recorded core deposit intangible assets of $6.6 million. The core deposit intangible assets will amortize over a 10 year period using an accelerated depreciation method that aligns with the estimated economic benefit of the asset.

For the year ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of $1.9 million, $1.3 million and $1.1 million, respectively.

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2017	$1,735	$76	$1,811
2018	725	—	725
2019	705	—	705
2020	682	—	682
2021	655	—	655
Thereafter	2,186	—	2,186
Total	$6,688	$76	$6,764

7. Premises and Equipment

Details of premises and equipment, at cost, at December 31, were as follows:

	2016	2015
Land and land improvements	$3,012	$3,102
Buildings and leasehold improvements	36,958	37,926
Furniture, fixtures and equipment	34,043	35,083
Total cost	74,013	76,111
Accumulated depreciation and amortization	(31,140)	(30,152)
Net premises and equipment	$42,873	$45,959

Depreciation and amortization expense for the Company for periods indicated were as follows:

		For The Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2016	2015	2014
Equipment and data	Furniture, equipment and data processing	$1,942	$1,620	$1,713
Premises	Net occupancy costs	1,757	1,140	1,003
Software	Furniture, equipment and data processing	275	337	335
Equipment, data and premises	Merger and acquisition costs	452	517	—
Total		$4,426	$3,614	$3,051

At December 31, 2016 and 2015, the Company has capitalized software costs of $3.6 million and $3.8 million, respectively, and related accumulated depreciation expense of $3.2 million and $3.3 million, respectively, and was presented within other assets on the consolidated statements of condition.

Included in merger and acquisition costs on the consolidated statements of income for the year ended December 31, 2015 was $1.1 million of fixed asset disposal costs incurred as a result of the Merger.

The Company did not have any material gains or losses from the sale of premises and equipment for the year ended December 31, 2016, 2015 or 2014.

The Company enters into noncancellable lease arrangements primarily for its office buildings and branch facilities. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be indexed to an index (commonly the Consumer Price Index) or the increases may be contractually stipulated. Furthermore, many of these lease arrangements provide the Company with the option to renew the lease arrangement after the initial lease term. The Company incurred expenses of $1.8 million, $1.7 million and $1.2 million for the year ended December 31, 2016, 2015 and 2014, respectively, associated with its operating lease arrangements.

The Company has one capital lease for a branch facility with payments that extend until 2026 at an interest rate of 9.75% per year. The capital lease, recorded in premises and equipment, has a cost basis of $855,000 at December 31, 2016 and 2015 and accumulated depreciation of $459,000 and $416,000 at December 31, 2016 and 2015, respectively. The associated depreciation expense was reported within net occupancy costs on the consolidated statements of income.

In connection with the Merger, the Company assumed a lease arrangement between SBM's wholly-owned subsidiary, The Bank of Maine, and two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement should the employees be terminated and/or certain mortgage loan production metrics not be met over a consecutive 12 month period.

At December 31, 2016, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2017	$1,427	$126
2018	1,186	126
2019	1,144	126
2020	644	126
2021	447	130
Thereafter	1,783	555
Total minimum lease payments	$6,631	1,189
Less: amount representing interest(1)		331
Present value of net minimum lease payments(2)		$858

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)
Reflects the liability reported within short- and long-term borrowings on the consolidated statements of condition. At December 31, 2016 and 2015, the capital lease liability was $858,000 and $922,000, respectively.

8. Mortgage Banking

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The transfer of these financial assets is accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (ii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company may sell its loans to institutional investors and may do so on either a servicing rights released basis or servicing rights retained basis. Should the Company enter into an agreement with the investor to retain or acquire the servicing rights, the Company will record a servicing asset. The Company will enter into an agreement with the investor to pay an agreed-upon rate on the loan, which is less than the interest rate received from the borrower. The Company will retain the difference as a fee for servicing the loan. The Company will capitalize the MSR at fair value within other assets on the statements of condition upon sale of the related loan, and subsequently amortize the asset over the estimated life of the serviced loan and assesses quarterly the asset for impairment. For the year ended December 31, 2016, 2015 and 2014, the Company earned servicing fee income for its servicing assets of $1.1 million, $597,000 and $484,000, respectively, and was presented in mortgage banking income, net on the consolidated statements of income.

For the year ended December 31, 2016, 2015 and 2014, the Company sold $232.2 million, $61.2 million and $799,000, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $6.2 million, $1.3 million, and $31,000, respectively. Additionally, at December 31, 2016 and 2015, the Company had identified and designated loans with an unpaid principal balance of $15.1 million and $10.8 million, respectively, as held for sale. The Company elected the fair value option for its loans designated as held for sale, and at December 31, 2016, the unrealized loss was $289,000 and at December 31, 2015 the unrealized gain was $133,000. The unrealized gain or loss on its loans held for sale portfolio is driven by changes in market interest rates and is not impacted by credit quality risks associated with the borrower due to the short-term duration between time of closing and funding of the loan and sale. Included within the Company's mortgage banking income, net on its consolidated statements of income for the year ended December 31, 2016, 2015 and 2014 was the change in unrealized gains (losses) on loans held for sale of ($422,000), $133,000 and $0, respectively. The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with investors at the onset of the mortgage origination process, typically on a "best-efforts" basis, with certain approved investors. Refer to Note 18 for further discussion of the Company's forward delivery commitments at December 31, 2016 and 2015 and the offsetting gain (losses) recorded on loans held for sale.

The Company's MSRs, net of a valuation allowance, included in other assets on the consolidated statements of condition at December 31, 2016 and 2015 was $1.2 million and $2.2 million, respectively.

The Company obtains third party valuations based on loan level data stratified by note rate, type and term of the underlying loans to determine MSR amortization and valuation. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year U.S. Treasury rate plus a risk premium. At December 31, 2016 and 2015, the prepayment assumption used within the model was 14.6% and 11.0%, respectively, and the discount rate was 7.8% and 7.5%. The estimated effect of a 10% and 20% adverse change to the prepayment assumption at December 31, 2016 was a decrease of $97,000 and $185,000, respectively, while a 10% and 20% adverse change to the discount rate assumption was a decrease of $57,000 and $111,000. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

The following summarizes MSRs capitalized and amortized, along with the activity in the related valuation allowance:

	As of and For The Year Ended December 31,
	2016	2015	2014
MSRs:
Balance at beginning of year	$2,161	$493	$726
Capitalized servicing right fees upon sale(1)	9	294	15
Acquired in connection with SBM acquisition, at fair value	—	1,608	—
Amortization charged against mortgage servicing fee income(1)	(734)	(231)	(262)
Valuation adjustment	(226)	(3)	14
Balance at end of year	$1,210	$2,161	$493
Valuation Allowance:
Balance at beginning of year	$(4)	$(1)	$(15)
(Increase) decrease in impairment reserve(1)	(226)	(3)	14
Balance at end of year	$(230)	$(4)	$(1)
Fair value, beginning of year(2)	$2,947	$1,447	$1,494
Fair value, end of year(2)	$1,701	$2,947	$1,447

(1)	Reported within mortgage banking income, net on the Company's consolidated statements of income.

(2)	Reported fair value represents all MSRs currently being serviced by the Company.

Mortgage loans serviced for third party investors, including mortgage loans where the Company serves as the sub-servicer for which it does not have a corresponding servicing right asset, are not included within the Company's loan portfolio on its consolidated statements of condition. The unpaid principal balance on mortgage loans serviced for investors at December 31, 2016 and 2015 was $930.8 million and $963.0 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for investors, and included in demand deposits on the Company's consolidated statements of condition, were $11.9 million and $7.1 million at December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, 2015 and 2014, the Company served as the primary sub-servicer of loans originated by MSHA. The Company entered into a contract with MSHA to perform loan servicing on the MSHA portfolio for a fee. For the year ended December 31, 2016, 2015 and 2014, the Company earned fees of $1.7 million, $1.2 million, and $1.2 million, respectively, for the servicing of MSHA loans and was presented within other income on the consolidated statements of income. The MSHA unpaid principal balances of loans serviced by the Company, which are not included in the Company's portfolio loan balance within its consolidated statements of condition, totaled $619.1 million and $612.1 million at December 31, 2016 and 2015, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for MSHA, and included in demand deposits on the consolidated statements of condition, were $6.3 million and $4.3 million at December 31, 2016 and 2015, respectively. Effective close of business on December 31, 2016, the Company exited its sub-servicer relationship with MSHA and all custodial escrow balances maintained in connection with the MSHA sub-servicing relationship were paid out in January 2017.

As part of its agreement to service loans for investors and its own loan portfolio, the Company is required to ensure the good-standing and priority lien position of the collateral for its mortgage loans. In doing so, the Company will advance borrower escrows and incur certain costs that are reimbursable by the borrowers, investors or other means, including mortgage insurance companies and governmental-backed agencies. At December 31, 2016 and 2015, the Company advanced escrow balances of $2.0 million and $4.9 million, respectively, and had a receivable of $2.7 million and $5.7 million, respectively, for the aforementioned services. At December 31, 2016 and 2015, the Company carried an allowance on the aforementioned receivable of $829,000 and $489,000, respectively. The Company estimated the allowance on its receivable utilizing historical claim and reimbursement information, as well as information through ongoing negotiations with its investors. The Company has presented its advanced escrows and aforementioned net receivable within other assets on the Company's consolidated statements of condition.

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

9. Deposits

The following is a summary of scheduled maturities of CDs as of December 31, 2016:

	Retail	Brokered	Total
2017	$230,853	$34,939	$265,792
2018	89,497	—	89,497
2019	54,453	—	54,453
2020	47,776	7,000	54,776
2021	32,260	—	32,260
Thereafter	13,364	—	13,364
Total	$468,203	$41,939	$510,142

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $104.5 million and $136.6 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $14.4 million and $15.7 million, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2016 and 2015 was $986,000 and $663,000, respectively.

10. Borrowings

Short-term borrowings consist of customer repurchase agreements, FHLBB advances due in less than 90 days, FHLBB and correspondent bank overnight borrowings, and other short-term borrowings due within one year. The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2016 and 2015. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2016 or 2015.

Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises.

At December 31, 2016, the Company has the following lines of credit available to it, for which it had no outstanding balances:

•	The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 20, 2017 for which the interest rate is LIBOR-based and is set daily by PNC Bank.

•	The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.

•
The Company, through the Bank, has a secured line of credit of $72.3 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2016, the Bank pledged commercial loans with a carrying value of $115.0 million and investment securities of $73,000.

The following table summarizes short term and long term borrowings as presented on the consolidated statements of condition at:

	December 31,
	2016	2015
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$225,605	$184,989
FHLBB borrowings	210,000	255,000
FHLBB and correspondent bank overnight borrowings	89,450	12,800
Wholesale repurchase agreements	5,007	25,000
Capital lease obligation	67	63
Total short-term borrowings	$530,129	$477,852
Long-Term Borrowings (maturity greater than one year) :
FHLBB borrowings	$10,000	$30,000
Capital lease obligation	791	859
Wholesale repurchase agreements	—	5,052
Total long-term borrowings	$10,791	$35,911

The table below provides information on the Company's borrowings classified as short-term for the dates indicated:

	December 31,
	2016	2015
Balance outstanding at end of year	$530,129	$477,852
Weighted average interest rate	0.74%	0.57%

At December 31, 2016, the terms of the Company's outstanding FHLBB borrowings were as follows:

Balance Sheet Classification	Outstanding Balance	Maturity Date	Interest Rate Range	Next Call Date	Call Amount
Short-Term Borrowings	$190,000	January 2017	0.73% - 0.84%	N/A	—
Short-Term Borrowings	20,000	July 2017	3.99% - 4.06%	January 2017	$20,000
Long-Term Borrowings	$10,000	April 2020	1.87%	N/A	—

FHLBB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2016 and 2015. The carrying value of securities pledged as collateral at the FHLBB was $400,000 and $544,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had one outstanding wholesale repurchase agreement totaling $5.0 million with a maturity date of March 1, 2017 at an interest rate of 4.67% per annum. There are no remaining call dates prior to maturity.

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

The Company incurred issuance costs of $536,000 associated with this debt issuance. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated statements of condition. The Company will amortize the issuance costs over the ten-year term of the subordinated debt. The amortization costs incurred for the year ended December 31, 2016 and 2015 associated with the debt issuance were $54,000 and $9,000, respectively, and was recognized as an increase to interest expense within the consolidated statements of income.

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

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2016, $43.0 million of the trust preferred securities were included in the Company’s total Tier I capital and amounted to 13.0% of Tier I capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 18 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.4 million, $2.7 million and $2.5 million for the year ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 18 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

11. Repurchase Agreements

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

The tables below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral at December 31, 2016 and 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
December 31, 2016
Customer Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,784	$—	$—	$—	$117,784
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,821	—	—	—	107,821
Total Customer Repurchase Agreements	225,605	—	—	—	225,605
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	3,715	—	3,715
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	1,292	—	1,292
Total Wholesale Repurchase Agreements	—	—	5,007	—	5,007
Total Repurchase Agreements(1)	$225,605	$—	$5,007	$—	$230,612

(1)	Total repurchase agreements are presented within short-term borrowings on the consolidated statements of condition.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
December 31, 2015
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$556	$—	$—	$—	$556
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	95,967	—	—	—	95,967
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,466	—	—	—	88,466
Total Customer Repurchase Agreements	184,989	—	—	—	184,989
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	22,016	22,016
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	—	8,036	8,036
Total Wholesale Repurchase Agreements	—	—	—	30,052	30,052
Total Repurchase Agreements(1)	$184,989	$—	$—	$30,052	$215,041

(1)	Total repurchase agreements are presented within short- and long-term borrowings on the consolidated statements of condition.

Certain customers held CDs totaling $917,000 and $914,000 with the Bank at December 31, 2016 and 2015, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

12. Income Taxes

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Year Ended December 31,
	2016	2015	2014
Current:
Federal	$17,854	$7,956	$11,435
State	930	71	505
	18,784	8,027	11,940
Deferred:
Federal	(1,258)	1,356	(500)
State	(54)	524	—
	(1,312)	1,880	(500)
Income tax expense	$17,472	$9,907	$11,440

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Year Ended December 31,
	2016	2015	2014
Computed tax expense	$20,139	$10,801	$12,604
Increase (reduction) in income taxes resulting from:
Tax exempt income	(1,312)	(1,092)	(704)
Income from life insurance	(908)	(588)	(503)
Share-based awards(1)	(701)	—	—
State taxes, net of federal benefit	565	373	328
Low income housing credits	(376)	(359)	(286)
Non-deductible acquisition-related costs	—	467	—
Other	65	305	1
Income tax expense	$17,472	$9,907	$11,440
Income before income taxes	$57,539	$30,859	$36,010
Effective tax rate	30.4%	32.1%	31.8%
(1) Prior to the adoption of ASU 2016-09, the Company accounted for its windfall tax benefits or shortfalls generated upon exercise of a non-qualified stock option or a disqualifying incentive stock option, or upon vesting of its restricted shares through shareholders' equity (or as income tax expense to the extent the Company did not have a windfall tax benefit surplus). Upon adoption, the Company has accounted for its windfall tax benefits and shortfalls generated within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated.

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	December 31,
	2016		2015
(Calculated using a 35% deferred income tax rate)	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$20,977	$—	$22,282	$—
Allowance for loan losses	8,094	—	7,416	—
Pension and other benefits	5,141	—	4,488	—
Net unrealized losses on AFS securities	3,227	—	2,047	—
Net unrealized losses on derivative instruments	3,066	—	3,432	—
Purchase accounting and deposit premium	1,430	—	2,856	—
Deferred compensation and benefits	1,791	—	2,129	—
Net unrealized losses on postretirement plans	1,147	—	1,102	—
Depreciation	—	(4,520)	—	(4,298)
Deferred loan origination fees	—	(2,046)	—	(1,815)
Other	956	—	77	—
	45,829	(6,566)	45,829	(6,113)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$39,263		$39,716

In connection with the Merger, the Company acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $71.2 million and State of Maine net operating losses of $213,000. The Company determined it would not be able to utilize $6.8 million of the acquired federal net operating losses and wrote-off this amount within purchase accounting. Due to Internal Revenue Code of 1986, as amended, Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually (and $803,000 for fiscal year 2015), which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company has assessed the need for a valuation allowance on the acquired federal net operating losses and determined that there was a high likelihood that it will be able to utilize all of the acquired allowable federal net operating losses prior to expiration as the Company has a history of generating taxable income well in excess of the limitation. As such, there was no valuation allowance established on any of the deferred tax assets acquired as part of the Merger.

Income tax returns for the year ended December 31, 2013 through 2015 are open to audit by federal and various state authorities and currently the Company's federal income tax returns for 2013 and 2014 are undergoing an IRS examination. If the Company, as a result of this audit or any future audit, was assessed interest and penalties, the amounts would be recorded within non-interest expense on the consolidated statements of income.

13. Shareholders’ Equity

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiary, the Bank. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that a bank subsidiary may distribute. Under regulations prescribed by the OCC, without prior OCC approval, a bank subsidiary may not declare dividends in any year in excess of the bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. For the year ended December 31, 2016, 2015, and 2014, the Bank declared dividends for payment to the Company in the amount of $16.0 million, $39.2 million, which included a $30.0 million special dividend that was paid in connection with the Merger, and $12.8 million, respectively. Prior to Acadia Trust's merger into the Bank effective close of business November 30, 2016, Acadia Trust did not declare any dividends for payment to the Company for the period January 1, 2016 to November 30, 2016. Furthermore, Acadia Trust had not declared a dividend to the Company for the year ended December 31, 2015 or 2014. For the year ended December 31, 2016, 2015 and 2014, the Company declared $12.9 million, $10.6 million and $8.3 million, respectively, in dividends payable to its shareholders.

Common Stock Split

On August 30, 2016, the Company's Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, on the Company's common stock. Each shareholder of record on September 15, 2016, received one additional share of common stock for every two shares of common stock owned. The stock was issued September 30, 2016.

The Company paid shareholders cash in lieu of fractional shares of common stock in connection with the split, at a price of $31.75 per share, the closing price of the Company’s common stock on September 14, 2016. The total cash paid for fractional shares was $5,000, and was accounted for as a reduction of capital stock.

Common Stock Repurchase (adjusted for the three-for-two common stock split)

On September 24, 2013, the Board of Directors authorized the 2013 Repurchase Plan. The 2013 Repurchase Plan allows for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s board terminates the program. As of December 31, 2016, the Company had repurchased 374,250 shares at a weighted-average price of $26.55, or 99.8% of the program’s total allotment, and 2.4% of total outstanding shares. The Company did not repurchase any of its outstanding common stock for the year ended December 31, 2016.

14. EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For The Year Ended December 31,
	2016	2015	2014
Net income	$40,067	$20,952	$24,570
Dividends and undistributed earnings allocated to participating securities(1)	(189)	(59)	(75)
Net income available to common shareholders	$39,878	$20,893	$24,495
Weighted-average common shares outstanding for basic EPS(2)	15,422,160	12,031,294	11,176,468
Dilutive effect of stock-based awards(2)(3)	82,079	43,285	29,420
Weighted-average common and potential common shares for diluted EPS(2)	15,504,239	12,074,579	11,205,888
Earnings per common share(2):
Basic EPS	$2.59	$1.73	$2.19
Diluted EPS	$2.57	$1.73	$2.19
Awards excluded from the calculation of diluted EPS(2)(4):
Stock options	—	19,875	20,625

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Share and per share amounts have been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13.

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

15. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Plan and 2012 Plan, respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 1.2 million shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock options are exercisable more than ten years after the date the stock option is granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for the non-qualified stock options issued in conjunction with the Merger. Refer to Note 2 for additional details.

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

The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the year ended:

	December 31,
	2016	2015	2014
Weighted-average dividend yield	3.12%	3.01%	2.90%
Weighted-average risk-free interest rate	1.52%	1.50%	1.65%
Weighted-average expected volatility	29.64%	31.85%	35.39%
Weighted-average expected life (in years)	5.3	5.3	5.3
Weighted-average fair value of options granted	$5.17	$5.87	$5.95

Compensation expense is recognized on a straight-line basis over the option vesting period. For the year ended December 31, 2016, 2015 and 2014, the Company issued only incentive stock options and the associated compensation expense recognized was $30,000, $51,000 and $81,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the year ended December 31, 2016, 2015 and 2014 was $36,000, $59,000, and $19,000, respectively. Additionally, for the year ended December 31, 2016, the Company received a tax benefit upon the exercise of non-qualified stock options that were issued as consideration in the Merger of $378,000.

Unrecognized compensation expense for nonvested stock options totaled $48,000 at December 31, 2016. Effective January 1, 2016, the Company early adopted ASU 2016-09 and made a policy election to not apply a forfeiture rate to account for its share-based compensation expense. This accounting policy change was applied retrospectively, the cumulative-effect of such adjustment for prior periods totaled $72,000 and was recorded within shareholders' equity for the year ended December 31, 2016. Unrecognized compensation expense on stock options is expected to be recognized over the remaining weighted-average vesting period of 3.1 years. The total intrinsic value of options exercised for the year ended December 31, 2016, 2015 and 2014 was $2.5 million, $573,000, and $134,000, respectively.

Stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	219,399	$16.93
Granted	3,000	25.64
Exercised	(157,956)	15.53
Forfeited and expired	(5,700)	22.93
Options outstanding at December 31, 2016	58,743	$20.38	3.82	$1,558
Options exercisable at December 31, 2016	49,293	$19.62	3.91	$1,224

(1)
Options outstanding at January 1, 2016 included 118,299 of non-qualified stock options issued in conjunction with the Merger. Of these, 109,356 were exercised during 2016. At December 31, 2016, 8,943 non-qualified stock options issued in conjunction with the Merger were outstanding and exercisable.

A summary of the status of the Company’s nonvested stock options as of December 31, 2016 and changes during the year then ended is presented below:

	Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	17,351	$7.40
Granted	3,000	5.17
Vested	(7,751)	8.13
Forfeited	(3,150)	5.92
Nonvested at December 31, 2016	9,450	$6.59

For the year ended December 31, 2016 and 2015, the Company received cash from the exercise of stock options of $1.3 million and $736,000, respectively.

Restricted Stock, Restricted Stock Units and MSPP

The Company issued restricted stock awards to certain executives, directors, and employees. Restricted stock awards are issued to certain employees and vest pro-rata over the requisite service period, which is typically three or five years, and may contain certain performance-based conditions. The vesting period for restricted stock awards issued to directors under the Independent Directors' Equity Compensation Program is determined when granted. Restricted stock awards issued to directors and employees participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

The Company issued restricted stock units to certain Company directors who make a valid election to defer under the Independent Directors' Equity Compensation Program, a component of the 2012 Plan. These units are deferred and have no voting or dividend rights until termination or retirement, at which time shares will be issued based on the grant date fair value of the awards issued. The vesting period for these awards is determined when granted. The Company did not issue restricted stock units to directors under the Independent Directors' Equity Compensation Program for the year ended December 31, 2016.

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

Compensation expense recognized in connection with the restricted stock units, restricted stock awards, and MSPP is presented in the following table:

	For The Year Ended December 31,
	2016	2015	2014
Restricted stock and restricted stock units	$703	$327	$254
MSPP	102	66	67
Total compensation expense	$805	$393	$321
Related income tax benefit	$282	$137	$112
Fair value of grants vested	$660	$433	$332

The following table presents a summary of the activity related to restricted stock, restricted stock units and MSPP for the period indicated:

	Restricted Stock and Restricted Stock Units		MSPP
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	38,391	$27.09	18,800	$7.85
Granted	32,016	28.88	16,000	8.02
Vested	(22,000)	27.40	(6,988)	8.21
Forfeited	(894)	26.55	(1,113)	8.10
Nonvested at December 31, 2016	47,513	$28.16	26,699	$7.85

At December 31, 2016, unrecognized compensation cost related to nonvested restricted stock awards and MSPP was $1.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon either: (i) the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors; or (ii) 50% weighted on the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if specific performance measures, as defined under the LTIP, are achieved. Failure to achieve the specific performance measures will result in all or a portion of the shares being forfeited. The service-based share units granted vest annually pro-rata over the three year period.

Compensation expense recognized in connection with the LTIP is presented in the following table:

	For The Year Ended December 31,
	2016	2015	2014
Compensation expense(1)	$1,080	$330	$151
Related income tax benefit	$378	$116	$53
Fair value of grants vested	$725	$412	$—

(1)
For the year ended December 31, 2016, $84,000 of compensation expense associated with the LTIP for the plan year January 1, 2016 to December 31, 2018 was accounted for within total compensation expense for restricted stock and restricted stock units above as this plan contains both performance- and service-based conditions.

The following table presents a summary of the activity related to LTIP for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	64,165	$26.71
Granted	17,385	28.87
Vested	(26,396)	27.45
Forfeited	(2,417)	27.45
Nonvested at December 31, 2016	52,737	$27.01

Based on current performance levels, unrecognized stock compensation expense for the performance share awards was $417,000 with a weighted-average remaining amortization period of 1.4 years at December 31, 2016.

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes. The Company granted 4,094, 3,609, and 3,030 of deferred stock awards for the years ended December 31, 2016, 2015 and 2014, respectively under the DCRP. Compensation expense totaled $81,000, $62,000, and $46,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized stock compensation expense for the deferred stock awards was $308,000 with a weighted-average remaining amortization period of 10.4 years at December 31, 2016.

16. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company may make additional matching contributions subject to the discretion of the Board of Directors. For the year ended December 31, 2016, 2015 and 2014, these contributions amounted to 3% of pre-tax compensation. For the year ended December 31, 2016, 2015 and 2014, expenses under the 401(k)/Profit Sharing plan amounted to $2.2 million, $1.5 million, and $1.4 million, respectively.

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

The following table summarizes changes in the benefit obligation and plan assets for (i) SERP and (ii) the other postretirement benefit plan as of December 31, 2016 and 2015:

	SERP		Other Postretirement Benefits
	2016	2015	2016	2015
Benefit obligations:
Beginning of year	$11,052	$10,834	$3,447	$2,997
Service cost	308	307	59	62
Interest cost	432	424	151	117
Actuarial (gain) loss	219	(32)	143	92
Business combinations(1)	—	—	—	312
Benefits paid	(488)	(481)	(165)	(133)
End of year	11,523	11,052	3,635	3,447
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	488	481	165	133
Benefits paid	(488)	(481)	(165)	(133)
End of year	—	—	—	—
Funded status at end of year(2)	$11,523	$11,052	$3,635	$3,447
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$1,791	$1,789	$495	$423
Prior service cost (credit)	—	5	(156)	(170)
Total	$1,791	$1,794	$339	$253

(1)	In connection with the Merger, the Company assumed its post-retirement benefits for certain former employees and their spouses whereby the Company will cover 100% of healthcare premiums.

(2)	Reported within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP was $8.5 million at December 31, 2016 and 2015. In 2017, approximately $247,000 in net actuarial losses and no prior service costs, are expected to be recognized as components of net period benefit cost for the SERP, and approximately $41,000 and $24,000 in net actuarial losses and prior service credits, respectively, are expected to be recognized for the other postretirement benefit plan.

The components of net period benefit cost and other amounts recognized in OCI, before taxes, were as follows:

	SERP			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Net period benefit cost:
Service cost	$308	$307	$270	$59	$62	$45
Interest cost	432	424	456	151	117	132
Recognized net actuarial loss	220	218	140	30	24	10
Amortization of prior service cost (credit)	7	19	19	(22)	(22)	(22)
Net period benefit cost	967	968	885	218	181	165
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss	219	(32)	777	143	92	(134)
Reclassifications to net period benefit cost:
Amortization of net unrecognized actuarial loss	(220)	(218)	(140)	(30)	(24)	(10)
Amortization of prior service (cost) credit	(7)	(19)	(19)	22	22	22
Total recognized in OCI, before taxes	(8)	(269)	618	135	90	(122)
Total recognized in net period benefit cost and OCI, before taxes	$959	$699	$1,503	$353	$271	$43

In the first quarter of 2014, the Company amended the terms of its other postretirement benefit plan impacting the eligibility of employees. The amendment to the plan reduced the Company's benefit obligation by $308,000 at December 31, 2014 and is reflected within the year ended December 31, 2014 other postretirement benefits plan net actuarial gain.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.00%	4.00%	4.00%	4.00%	4.50%	4.00%
Discount rate for net period benefit cost	4.00%	4.00%	4.75%	4.50%	4.00%	5.02%
Rate of compensation increase for benefit obligation	4.00%	4.00%	4.00%	—	—	—
Rate of compensation increase for net periodic benefit cost	4.00%	4.00%	4.50%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	7.00%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost at December 31, 2016. The postretirement plan has a built-in cap on annual benefits to participants and, thus, the accumulated postretirement benefit obligation and the assumed health care cost trend are relatively stable each period.

In 2017, the expected contribution is $475,000 for the SERP and $156,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2017	475	156
2018	473	163
2019	477	166
2020	486	169
2021	542	182
2022-2026	3,127	1,043

17. Other Non-Interest Income and Expenses

Detail of other income included in the consolidated statements of income is as follows:

	For The Year Ended December 31,
	2016	2015	2014
Customer loan swap fee income(1)	$2,104	$1,514	$480
Other income	4,830	2,363	2,600
Total	$6,934	$3,877	$3,080

(1)	Fee income recognized upon completion of customer loan swaps. Refer to Note 18 for further discussion.

Detail of other expenses included in the consolidated statements of income is as follows:

	For The Year Ended December 31,
	2016	2015	2014
Postage, freight, and courier	$1,754	$1,430	$1,236
Donations and marketing	1,660	1,841	1,587
Employee-related costs(1)	1,616	1,437	1,287
Other expenses	5,657	4,502	3,735
Total	$10,687	$9,210	$7,845

(1)	Employee-related costs include hiring, training, education, meeting and business travel costs.

18. Commitments, Contingencies and Derivatives

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

As of December 31, 2016 and 2015, the Company did not have any material loss contingencies that were provided for and/or disclosure was necessary.

Financial Instruments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2016	2015
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$454,225	$464,701
Commercial and commercial real estate	83,103	94,791
Residential	17,795	16,256
Letters of credit	2,580	4,468
Other commitments	432	433
Derivative Financial Instruments:
Customer loan swaps	532,526	285,888
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	15,249	20,735
Forward delivery commitments	15,125	—

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

Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk the Company may enter into forward delivery commitments, typically on a "best-efforts" basis, with certain approved investors. The Company accounts for its interest rate lock commitments on loans within the normal origination process for which it intends to sell as a derivative instrument. Furthermore, the Company records a derivative for its "best-effort" forward delivery commitments upon origination of a loan identified as held for sale. Should the Company enter into a forward delivery commitment on a mandatory delivery arrangement with an investor it accounts for the forward delivery commitment upon execution of the contract.

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

Junior Subordinated Debt Interest Rate Swaps:

The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap agreements contain provisions that require the Company to post cash collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post cash collateral to the Company. The collateral posted by the Company was not readily available and has been presented within cash and due from banks on the consolidated statements of condition. At December 31, 2016 and 2015, the Company had a notional amount of $43.0 million in variable-for-fixed interest rate swap agreements on its junior subordinated debentures and posted $9.7 million of cash as collateral at December 31, 2016. The details of its interest rate swap agreements are outlined in the table below:

					December 31,
					2016	2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(806)	$(1,038)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,321)	(2,537)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,290)	(2,477)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,211)	(1,301)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,744)	(1,876)
$43,000					$(8,372)	$(9,229)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2016, 2015 or 2014, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the year ended December 31, 2016 and 2015 were $1.5 million and $1.7 million, respectively, and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:

The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the year ended December 31, 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

The Bank has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At December 31, 2016, the Bank posted cash collateral to the counterparty of $474,000.

The details of the interest rate swap agreements are as follows:

					December 31,
					2016	2015
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(152)	$(230)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(237)	(346)
$50,000					$(389)	$(576)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the year ended December 31, 2016 were $490,000 and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

Customer Loan Swaps

The Bank will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Bank enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure.

The Bank's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Bank's interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition.

The following table presents the total positions, notional and fair value of the Bank's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		December 31,
		2016			2015
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	50	$266,263	$(1,945)	28	$142,944	$3,166
Pay fixed, received variable	Other assets / (accrued interest and other liabilities)	50	266,263	1,945	28	142,944	(3,166)
Total		100	$532,526	$—	56	$285,888	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The Bank's arrangement with an institutional counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position. At December 31, 2016, the Company did not have any cash posted as collateral with the counterparty.

Interest Rate Locks Commitments:

As part of the origination process of a residential loan, the Company may enter into rate lock agreement with its borrower, which is considered an interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. Our pipeline of mortgage loans with fixed-rate interest rate lock commitments were as follows for the periods indicated:

		December 31,
		2016		2015
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$12,310	$202	$12,669	$229
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	2,939	(15)	8,066	(90)
Total		$15,249	$187	$20,735	$139

For the year ended December 31, 2016, 2015 and 2014, the unrealized gains from the change in fair value on the Company's fixed-rate mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $48,000, $139,000, and $0, respectively.

Forward Delivery Commitments:

The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice is to typically enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate as a hedge) upon origination of a loan for which it intends to sell. The Company's forward delivery commitments on loans held for sale was as follows for the periods indicated:

		December 31,
		2016		2015
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best-effort")	Other assets	$14,250	$587	$—	$—
Forward delivery commitments ("best-effort")	Accrued interest and other liabilities	875	(309)	—	—
Total		$15,125	$278	$—	$—

For the year ended December 31, 2016, 2015 and 2014, the unrealized gains from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $278,000, $0, and $0, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Year Ended December 31,
	2016	2015	2014
Derivatives designated as cash flow hedges
Effective portion of unrealized losses recognized within AOCI during the period, net of tax	$(637)	$(1,533)	$(4,515)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$2,026	$1,695	$1,714

(1)	Reclassified into the consolidated statements of income within interest on subordinated debentures.

The Company expects approximately $1.6 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2016.

19. Fair Value

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed rate interest rate lock commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed rate interest rate lock commitments as Level 2 as the quoted secondary market prices are the more significant input, and while the Company's internal pull-through rate estimate is a Level 3 estimate it is not as critical to the ultimate valuation.

The fair value of the Company's forward delivery commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2016
Financial assets:
Loans held for sale	$14,836	$—	$14,836	$—
AFS securities:
Obligations of states and political subdivisions	9,001	—	9,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	—	480,622	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	—	283,890	—
Subordinated corporate bonds	5,613	—	5,613	—
Equity securities	741	—	741	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	—	202	—
Forward delivery commitments	587	—	587	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	—	389	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	—	15	—
Forward delivery commitments	309	—	309	—
December 31, 2015
Financial assets:
Loans held for sale	$10,958	$—	$10,958	$—
AFS securities:
Obligations of U.S. government-sponsored enterprises	5,040	—	5,040	—
Obligations of states and political subdivisions	17,694	—	17,694	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	419,046	—	419,046	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,857	—	306,857	—
Subordinated corporate bonds	996	—	996	—
Equity securities	705	—	705	—
Customer loan swaps	3,166	—	3,166	—
Fixed-rate interest rate lock commitments	229	—	229	—
Financial liabilities:
Junior subordinated debt interest rate swaps	9,229	—	9,229	—
FHLBB advance interest rate swaps	576	—	576	—
Customer loan swaps	3,166	—	3,166	—
Fixed-rate interest rate lock commitments	90	—	90	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There were no indications or triggering events for the year ended December 31, 2016 or 2015 for which management believed that it was more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no indications or triggering events for the year ended December 31, 2016 or 2015 for which management believes that the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of December 31, 2016 and 2015:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2016
Financial assets:
Collateral-dependent impaired loans	$500	$—	$—	$500
MSRs(1)	1,090	—	1,090	—
Non-financial assets:
OREO	922	—	—	922
December 31, 2015
Financial assets:
Collateral-dependent impaired loans	$1,971	$—	$—	$1,971
MSRs(1)	440	—	440	—
Non-financial assets:
OREO	1,304	—	—	1,304

(1)	Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value at December 31, 2016 and 2015.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(5%)
Specifically reserved	334	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(13%)
			Estimated selling costs	10%	(10%)
OREO	922	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(7%)
			Estimated selling costs	10%	(10%)
December 31, 2015
Collateral-dependent impaired loans:
Partially charged-off	$399	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
Specifically reserved	1,572	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 57%	(45%)
			Estimated selling costs	10%	(10%)
OREO	1,304	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 43%	(18%)
			Estimated selling costs	10%	(10%)

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

Subordinated Debentures: The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$87,707	$87,707	$87,707	$—	$—
AFS securities	779,867	779,867	—	779,867	—
HTM securities	94,609	94,596	—	94,596	—
Loans held for sale	14,836	14,836	—	14,836	—
Residential real estate loans(1)	798,334	800,122	—	—	800,122
Commercial real estate loans(1)	1,038,626	1,006,249	—	—	1,006,249
Commercial loans(1)(2)	389,624	391,493	—	—	391,493
Home equity loans(1)	327,713	327,292	—	—	327,292
Consumer loans(1)	17,151	16,845	—	—	16,845
MSRs(3)	1,210	1,701	—	1,701	—
Interest receivable	8,654	8,654	—	8,654	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	202	—	202	—
Forward delivery commitments	587	587	—	587	—
Financial liabilities:
Deposits	$2,828,529	$2,826,484	$—	$2,826,484	$—
Short-term borrowings	530,129	530,435	—	530,435	—
Long-term borrowings	10,791	10,836	—	10,836	—
Subordinated debentures	58,755	41,660	—	41,660	—
Interest payable	534	534	—	534	—
Junior subordinated debt interest rate swaps	8,372	8,372	—	8,372	—
Forward-starting interest rate swaps	389	389	—	389	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	15	—	15	—
Forward delivery commitments	309	309	—	309	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company at December 31, 2016.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2015:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$79,488	$79,488	$79,488	$—	$—
AFS securities	750,338	750,338	—	750,338	—
HTM securities	84,144	85,647	—	85,647	—
Loans held for sale	10,958	10,958	—	10,958	—
Residential real estate loans(1)	808,180	820,774	—	—	820,774
Commercial real estate loans(1)	922,257	911,316	—	—	911,316
Commercial loans(1)(2)	371,684	371,854	—	—	371,854
Home equity loans(1)	349,215	348,963	—	—	348,963
Consumer loans(1)	17,704	18,163	—	—	18,163
MSRs(3)	2,161	2,947	—	2,947	—
Interest receivable	7,985	7,985	—	7,985	—
Customer loan swaps	3,166	3,166	—	3,166	—
Fixed-rate interest rate lock commitments	229	229	—	229	—
Financial liabilities:
Deposits	$2,726,379	$2,726,300	$—	$2,726,300	$—
Short-term borrowings	477,852	479,403	—	479,403	—
Long-term borrowings	35,911	36,307	—	36,307	—
Subordinated debentures	58,599	42,950	—	42,950	—
Interest payable	641	641	—	641	—
Junior subordinated debt interest rate swaps	9,229	9,229	—	9,229	—
Forward-starting interest rate swaps	576	576	—	576	—
Customer loan swaps	3,166	3,166	—	3,166	—
Fixed-rate interest rate lock commitments	90	90	—	90	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company at December 31, 2015.

20. Regulatory Capital Requirements

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2016 and 2015, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2016 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2015		Minimum Regulatory Capital Required For Capital Adequacy Purposes	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$368,856	14.04%	8.63%	N/A	$335,740	12.98%	8.00%	N/A
Tier I risk-based capital ratio	330,729	12.59%	6.63%	N/A	299,552	11.58%	6.00%	N/A
Common equity Tier I risk-based capital ratio	296,120	11.27%	5.13%	N/A	269,350	10.42%	4.50%	N/A
Tier I leverage capital ratio	330,729	8.83%	4.00%	N/A	299,552	8.74%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$340,908	12.92%	8.63%	10.00%	$304,847	11.75%	8.00%	10.00%
Tier I risk-based capital ratio	317,782	12.05%	6.63%	8.00%	283,659	10.93%	6.00%	8.00%
Common equity Tier I risk-based capital ratio	317,782	12.05%	5.13%	6.50%	283,659	10.93%	4.50%	6.50%
Tier I leverage capital ratio	317,782	8.54%	4.00%	5.00%	283,659	8.33%	4.00%	5.00%

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At December 31, 2016 and 2015, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at December 31, 2016 and December 31, 2015, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

The Company and Bank's regulatory capital and risk-weighted assets fluctuate due to normal business, including profits and losses generated by the Company and Bank as well as changes to their asset mix. Of particular significance are changes within the Company and Bank's loan portfolio mix due to the difference in regulatory risk-weighting differences between retail and commercial loans. Furthermore, the Company and Bank's regulatory capital and risk-weighted assets are subject to change due to changes in GAAP and regulatory capital standards. The Company and Bank proactively monitor their regulatory capital and risk-weighted assets, and the impact of changes to their asset mix, and impact of proposed and pending changes as a result of new and/or amended GAAP standards and regulatory changes.

21. Parent Company Financial Statements

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
	2016	2015
ASSETS
Cash	$29,905	$26,581
Investment in subsidiaries:
Bank	429,100	394,404
Acadia Trust(1)	—	10,232
Receivable from subsidiaries	107	1,926
Other assets	12,420	13,939
Total assets	$471,532	$447,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$58,755	$58,590
Due to subsidiaries	37	1,216
Other liabilities	21,193	24,086
Shareholders’ equity	391,547	363,190
Total liabilities and shareholders’ equity	$471,532	$447,082

(1)	Effective at the close of business November 30, 2016, Acadia Trust merged into Camden National Bank.

STATEMENTS OF INCOME

	For The Year Ended December 31,
	2016	2015	2014
Operating Income
Dividend income from subsidiaries	$16,000	$39,200	$12,800
Other income (loss)	239	(18)	104
Total operating income	16,239	39,182	12,904
Operating Expenses
Interest on borrowings	3,415	2,734	2,532
Fees to Bank	160	160	160
Other operating expenses	748	469	453
Total operating expenses	4,323	3,363	3,145
Income before equity in undistributed earnings of subsidiaries and income taxes	11,916	35,819	9,759
Equity in undistributed income (losses) of subsidiaries	26,773	(15,999)	13,799
Income before income taxes	38,689	19,820	23,558
Income tax benefit	1,378	1,132	1,012
Net Income	$40,067	$20,952	$24,570

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$40,067	$20,952	$24,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) losses of subsidiaries	(26,651)	4,573	(13,799)
Gain on sale of investment securities	(4)	—	—
(Increase) decrease in receivable from subsidiaries	1,819	(1,901)	2,037
(Increase) decrease in other assets	1,213	(2,175)	165
Increase (decrease) in due to subsidiaries	(1,179)	1,216	—
Increase (decrease) in other liabilities	(2,519)	320	(2,106)
Net cash provided by operating activities	12,746	22,985	10,867
Investing Activities
Acquisition of SBM, net of cash acquired	—	(25,319)	—
Proceeds from sale of investment securities	80	—	—
Proceeds from sale of assets	—	—	5,237
Net cash provided by (used in) investing activities	80	(25,319)	5,237
Financing Activities
Issuance of subordinated debt, net of issuance costs	—	14,464	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	894	753	328
Capital contribution from subsidiaries	1,997	836	599
Equity issuance costs	—	(612)	—
Common stock repurchase	—	—	(7,475)
Cash dividends paid on common stock and cash in-lieu paid for fractional shares due to stock split	(12,393)	(9,785)	(8,085)
Net cash provided by (used in) financing activities	(9,502)	5,656	(14,633)
Net increase in cash	3,324	3,322	1,471
Cash at beginning of year	26,581	23,259	21,788
Cash at end of year	$29,905	$26,581	$23,259

22. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for the year ended:

	December 31,
	2016				2015
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Interest income	$31,981	$32,775	$32,594	$32,276	$22,448	$23,657	$23,056	$29,983
Interest expense	4,029	4,271	4,222	4,032	3,014	3,022	3,044	3,612
Net interest income	27,952	28,504	28,372	28,244	19,434	20,635	20,012	26,371
Provision for credit losses	872	2,852	1,279	255	446	254	279	957
Non-interest income	7,917	10,552	11,001	10,151	6,147	6,310	6,561	8,464
Non-interest expense	22,909	22,330	22,149	22,508	16,801	16,157	16,711	31,470
Income before income taxes	12,088	13,874	15,945	15,632	8,334	10,534	9,583	2,408
Income tax expense	3,442	4,258	5,042	4,730	2,723	3,341	3,127	716
Net income	$8,646	$9,616	$10,903	$10,902	$5,611	$7,193	$6,456	$1,692
Per common share(3):
Basic	$0.56	$0.62	$0.70	$0.70	$0.50	$0.64	$0.58	$0.11
Diluted	$0.56	$0.62	$0.70	$0.70	$0.50	$0.64	$0.57	$0.11

(1)
In the second quarter of 2016, the Company adopted ASU 2016-09 effective as of January 1, 2016. As such, first quarter 2016 financial results have been restated from previously reported within Form 10-Q.

(2)
On October 16, 2015, the Company completed its acquisition of SBM. Fourth quarter 2015 results of operations include revenues and expenses incurred as a combined organization from the acquisition date through December 31, 2015. The decrease in basic and diluted EPS in the fourth quarter of 2015 was due to acquisition costs and the issuance of 4.1 million shares of Company common stock (as adjusted for the three-for-two common stock split effective September 30, 2016) in connection with the acquisition. Refer to Note 2 for additional details of the acquisition.

(3)	Earnings per share amounts have been adjusted to reflect the three-for-two split effective September 30, 2016, for all periods presented. Refer to Note 13.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York
March 7, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

We have audited Camden National Corporation and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and our report dated March 7, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Camden National Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of Camden National Corporation and Subsidiaries (the Company) for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Camden National Corporation and Subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2016. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(2)
Equity compensation plans approved by shareholders(1)	211,691	$7.80	978,436
Equity compensation plans not approved by shareholders	—	—	—
Total	211,691	$7.80	978,436

(1)	Share and per share amounts have been adjusted to reflect the three-for-two split effective September 30, 2016. Refer to Note 13 for further discussion.

(2)
Represents the 1.2 million shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Notes 1 and 15 to the consolidated financial statements within Item 8. “Financial Statements and Supplementary Data” for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on April 25, 2017.

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

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K/A filed with the Commission on December 23, 2016).
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
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

10.11+
Camden National Corporation Amended and Restated Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on March 10, 2015).

10.12+
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Camden National Corporation and certain executives (incorporated herein by reference to Exhibit 11 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.13+
Amendment to Camden National Corporation Defined Contribution Retirement Plan, dated as of March 9, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.14+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.15+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.16+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.17+
Amendment to Camden National Corporation Executive Deferred Compensation Plan, dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on February 28, 2013).

10.18+
Amendment to Camden National Corporation Defined Contribution Retirement Plan, dated as of March 31, 2015 (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on August 7, 2015).

10.19+
Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

10.20+
2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

10.21	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.22+	2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
10.23+
Form of Change in Control Agreement for chief executive officer and other executive officers (incorporated herein by reference to Exhibit 10.21 in the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.24+
Camden National Corporation 2014-2016 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Form 8-K filed with the Commission on March 25, 2014).

10.25+
Camden National Corporation 2015-2017 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 8-K filed with the Commission on July 6, 2015).

10.26+
Camden National Corporation 2016-2018 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 29, 2016).

Exhibit No.	Definition
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 14 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
23.2*	Consent of Berry Dunn McNeil & Parker, LLC.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2017	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 7, 2017
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer, Chief Financial Officer, and Principal Financial and Accounting Officer	March 7, 2017
Deborah A. Jordan
/s/ Karen W. Stanley	Chair and Director	March 7, 2017
Karen W. Stanley
/s/ Ann W. Bresnahan	Director	March 7, 2017
Ann W. Bresnahan
/s/ David C. Flanagan	Director	March 7, 2017
David C. Flanagan
/s/ Craig S. Gunderson	Director	March 7, 2017
Craig S. Gunderson
/s/ John W. Holmes	Director	March 7, 2017
John W. Holmes
/s/ S. Catherine Longley	Director	March 7, 2017
S. Catherine Longley
/s/ David J. Ott	Director	March 7, 2017
David J. Ott
/s/ James H. Page	Director	March 7, 2017
James H. Page
/s/ John M. Rohman	Director	March 7, 2017
John M. Rohman
/s/ Carl J. Soderberg	Director	March 7, 2017
Carl J. Soderberg
/s/ Lawrence J. Sterrs	Director	March 7, 2017
Lawrence J. Sterrs