Form 10-K/A
period 2016-12-31
CAMDEN NATIONAL CORP
filed 2017-03-08
CIK 750686

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

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2017 is 15,493,927.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017 (the “Form 10-K”), by Camden National Corporation (the “Company”). The sole purpose of this Amendment is to file Exhibit 23.1 as it was inadvertently omitted from the Form 10-K.

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

11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 14 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
23.2	Consent of Berry Dunn McNeil & Parker, LLC.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: March 8, 2017	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer