Form 10-Q
period 2017-03-31
CAMDEN NATIONAL CORP
filed 2017-05-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at May 1, 2017:  Common stock (no par value) 15,512,582 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$78,095	$87,707
Securities:
Available-for-sale securities, at fair value	823,241	779,867
Held-to-maturity securities, at amortized cost	94,474	94,609
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	25,346	23,203
Total securities	943,061	897,679
Loans held for sale, at fair value	5,679	14,836
Loans	2,645,139	2,594,564
Less: allowance for loan losses	(23,721)	(23,116)
Net loans	2,621,418	2,571,448
Goodwill	94,697	94,697
Other intangible assets	6,292	6,764
Bank-owned life insurance	78,697	78,119
Premises and equipment, net	42,100	42,873
Deferred tax assets	37,278	39,263
Interest receivable	9,080	8,654
Other real estate owned	620	922
Other assets	21,448	21,268
Total assets	$3,938,465	$3,864,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$387,173	$406,934
Interest checking	767,521	701,494
Savings and money market	975,856	979,263
Certificates of deposit	458,069	468,203
Brokered deposits	348,564	272,635
Total deposits	2,937,183	2,828,529
Short-term borrowings	487,355	530,129
Long-term borrowings	10,773	10,791
Subordinated debentures	58,794	58,755
Accrued interest and other liabilities	46,533	44,479
Total liabilities	3,540,638	3,472,683
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 20,000,000 shares, issued and outstanding 15,508,025 and 15,476,379 on March 31, 2017 and December 31, 2016, respectively	155,855	156,041
Retained earnings	255,910	249,415
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(6,543)	(6,085)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,308)	(5,694)
Net unrecognized losses on postretirement plans, net of tax	(2,087)	(2,130)
Total accumulated other comprehensive loss	(13,938)	(13,909)
Total shareholders’ equity	397,827	391,547
Total liabilities and shareholders’ equity	$3,938,465	$3,864,230
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2017	2016(1)
Interest Income
Interest and fees on loans	$27,062	$27,016
Interest on U.S. government and sponsored enterprise obligations	4,256	3,990
Interest on state and political subdivision obligations	702	714
Interest on federal funds sold and other investments	394	261
Total interest income	32,414	31,981
Interest Expense
Interest on deposits	2,554	2,042
Interest on borrowings	1,161	1,136
Interest on subordinated debentures	844	851
Total interest expense	4,559	4,029
Net interest income	27,855	27,952
Provision for credit losses	579	872
Net interest income after provision for credit losses	27,276	27,080
Non-Interest Income
Debit card income	1,834	1,902
Service charges on deposit accounts	1,823	1,724
Mortgage banking income, net	1,553	808
Income from fiduciary services	1,247	1,169
Bank-owned life insurance	577	422
Other service charges and fees	468	426
Brokerage and insurance commissions	453	458
Other income	617	1,008
Total non-interest income	8,572	7,917
Non-Interest Expense
Salaries and employee benefits	12,147	11,591
Furniture, equipment and data processing	2,325	2,427
Net occupancy costs	1,946	1,877
Consulting and professional fees	845	885
Debit card expense	660	720
Regulatory assessments	545	721
Amortization of intangible assets	472	476
Merger and acquisition costs	—	644
Other real estate owned and collection (recoveries) costs, net	(44)	656
Other expenses	2,532	2,912
Total non-interest expense	21,428	22,909
Income before income tax expense	14,420	12,088
Income tax expense	4,344	3,442
Net Income	$10,076	$8,646

Per Share Data
Basic earnings per share	$0.65	$0.56
Diluted earnings per share	$0.64	$0.56
Weighted average number of common shares outstanding	15,488,848	15,389,990
Diluted weighted average number of common shares outstanding	15,568,639	15,459,585

(1)
The consolidated statement of income for the three months ended March 31, 2016 has been adjusted to reflect the adoption of Accounting Standards Updates No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") in the second quarter of 2016 effective as of January 1, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Net Income	$10,076	$8,646
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on available-for-sale securities, net of tax of $247, and ($4,183), respectively	(458)	7,769
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of ($48), and $1,261, respectively	90	(2,342)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($159) and ($128), respectively(1)	296	237
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	386	(2,105)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($23) and ($21), respectively(2)	43	38
Other comprehensive (loss) income	(29)	5,702
Comprehensive Income	$10,047	$14,348

(1)	Reclassified into the consolidated statements of income in interest on subordinated debentures.

(2)	Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding[1]	Amount	Retained Earnings
Balance at December 31, 2015	15,330,717	$153,083	$222,329	$(12,222)	$363,190
Cumulative effect adjustment(2)	—	72	(72)	—	—
Net income	—	—	8,646	—	8,646
Other comprehensive income, net of tax	—	—	—	5,702	5,702
Stock-based compensation expense	—	324	—	—	324
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	75,766	719	—	—	719
Cash dividends declared ($0.20 per share)(1)	—	—	(3,123)	—	(3,123)
Balance at March 31, 2016	15,406,483	$154,198	$227,780	$(6,520)	$375,458

Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	10,076	—	10,076
Other comprehensive loss, net of tax	—	—	—	(29)	(29)
Stock-based compensation expense	—	366	—	—	366
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	31,646	(552)	—	—	(552)
Cash dividends declared ($0.23 per share)	—	—	(3,581)	—	(3,581)
Balance at March 31, 2017	15,508,025	$155,855	$255,910	$(13,938)	$397,827

(1)	Share and per share amounts as of December 31, 2015 and as of and for the three months ended March 31, 2016 have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

(2)
In the second quarter of 2016, the Company adopted ASU 2016-09, effective January 1, 2016. The Company made a policy election to not estimate the forfeiture rate in the accounting for share-based compensation on its unvested share-based awards. The change in policy was accounted for on a modified-retrospective basis and represents the cumulative effect adjustment to shareholders' equity.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016(1)
Operating Activities
Net Income	$10,076	$8,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	579	872
Depreciation and amortization expense	916	1,427
Purchase accounting accretion, net	(748)	(1,055)
Investment securities amortization and accretion, net	786	652
Stock-based compensation expense	366	324
Amortization of intangible assets	472	476
Net (decrease) increase in other real estate owned valuation allowance and (gain) loss on disposition	(27)	66
Originations of mortgage loans held for sale	(33,629)	(44,431)
Proceeds from the sale of mortgage loans	44,320	39,868
Gain on sale of mortgage loans, net of origination costs	(1,280)	(972)
Decrease in other assets	3,283	2,869
Decrease in other liabilities	(20)	(4,171)
Net cash provided by operating activities	25,094	4,571
Investing Activities
Proceeds from maturities of available-for-sale securities	32,557	28,580
Purchase of available-for-sale securities	(77,286)	(66,849)
Purchase of securities held-to-maturity	—	(3,929)
Net increase in loans	(50,049)	(2,321)
Purchase of Federal Home Loan Bank stock	(2,143)	(92)
Proceeds from the sale of other real estate owned	329	42
Recoveries of previously charged-off loans	183	104
Purchase of premises and equipment	(264)	(464)
Proceeds from the sale of premises and equipment	137	—
Net cash used by investing activities	(96,536)	(44,929)
Financing Activities
Net increase (decrease) in deposits	108,736	(51,286)
Net (repayments of) proceeds from borrowings less than 90 days	(37,779)	86,726
Repayments of wholesale repurchase agreements	(5,000)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(552)	719
Cash dividends paid on common stock	(3,575)	(3,088)
Net cash provided by financing activities	61,830	33,071
Net decrease in cash and cash equivalents	(9,612)	(7,287)
Cash and cash equivalents at beginning of period	87,707	79,488
Cash and cash equivalents at end of period	$78,095	$72,201
Supplemental information
Interest paid	$4,549	$4,029
Income taxes paid	57	5
Transfer from loans to other real estate owned	—	32
SBM Financial, Inc. acquisition measurement-period adjustments	—	390

(1)
The consolidated statement of cash flows for the three months ended March 31, 2016 has been adjusted to reflect the adoption of ASU 2016-09 in the second quarter of 2016 effective as of January 1, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2017 and December 31, 2016, the consolidated statements of income for the three months ended March 31, 2017 and 2016, the consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2017 and 2016, and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three months ended March 31, 2017 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2016 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information." The following was provided to aid the reader and provide a reference page when reviewing this section of the Form 10-Q.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructured loan
FDIC:	Federal Deposit Insurance Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLB:	Federal Home Loan Bank	U.S.:	United States of America
FHLBB:	Federal Home Loan Bank of Boston	USD:	United States Dollar
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
Freddie Mac:	Federal Home Loan Mortgage Corporation	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
GAAP:	Generally accepted accounting principles in the United States

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2017	2016(5)
Net income(1)	$10,076	$8,646
Dividends and undistributed earnings allocated to participating securities(2)	(45)	(32)
Net income available to common shareholders	$10,031	$8,614
Weighted-average common shares outstanding for basic EPS	15,488,848	15,389,990
Dilutive effect of stock-based awards(3)	79,791	69,595
Weighted-average common and potential common shares for diluted EPS	15,568,639	15,459,585
Earnings per common share(1)(2):
Basic EPS	$0.65	$0.56
Diluted EPS	$0.64	$0.56
Awards excluded from the calculation of diluted EPS(4):
Stock options	—	19,875
(1) The financial information for the three months ended March 31, 2016 has been adjusted to reflect the adoption of ASU 2016-09.
(2) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
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
(5) Share and per share amounts for the three months ended March 31, 2016 have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
AFS Securities:
Obligations of states and political subdivisions	$8,156	$130	$—	$8,286
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	526,135	2,392	(7,030)	521,497
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	292,901	172	(6,064)	287,009
Subordinated corporate bonds	5,483	190	—	5,673
Total AFS debt securities	832,675	2,884	(13,094)	822,465
Equity securities	632	144	—	776
Total AFS securities	$833,307	$3,028	$(13,094)	$823,241
HTM Securities:
Obligations of states and political subdivisions	$94,474	$583	$(713)	$94,344
Total HTM securities	$94,474	$583	$(713)	$94,344
December 31, 2016
AFS Securities:
Obligations of states and political subdivisions	$8,848	$153	$—	$9,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	485,222	2,515	(7,115)	480,622
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	289,046	265	(5,421)	283,890
Subordinated corporate bonds	5,481	132	—	5,613
Total AFS debt securities	788,597	3,065	(12,536)	779,126
Equity securities	632	109	—	741
Total AFS securities	$789,229	$3,174	$(12,536)	$779,867
HTM Securities:
Obligations of states and political subdivisions	$94,609	$618	$(631)	$94,596
Total HTM securities	$94,609	$618	$(631)	$94,596

Net unrealized losses on AFS securities at March 31, 2017 included in AOCI amounted to $6.5 million, net of a deferred tax benefit of $3.5 million. Net unrealized losses on AFS securities at December 31, 2016 included in AOCI amounted to $6.1 million, net of a deferred tax benefit of $3.3 million.

During the first three months of 2017, the Company purchased investment securities totaling $77.3 million, all of which were designated as AFS securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at March 31, 2017 and December 31, 2016, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$393,109	$(5,745)	$28,177	$(1,285)	$421,286	$(7,030)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	193,320	(3,114)	70,552	(2,950)	263,872	(6,064)
Total AFS securities	$586,429	$(8,859)	$98,729	$(4,235)	$685,158	$(13,094)
HTM Securities:
Obligations of states and political subdivisions	$45,174	$(713)	$—	$—	$45,174	$(713)
Total HTM securities	$45,174	$(713)	$—	$—	$45,174	$(713)
December 31, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$348,579	$(5,780)	$29,496	$(1,335)	$378,075	$(7,115)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	163,412	(2,906)	74,212	(2,515)	237,624	(5,421)
Total AFS securities	$511,991	$(8,686)	$103,708	$(3,850)	$615,699	$(12,536)
HTM Securities:
Obligations of states and political subdivisions	$42,805	$(631)	$—	$—	$42,805	$(631)
Total HTM securities	$42,805	$(631)	$—	$—	$42,805	$(631)

At March 31, 2017 and December 31, 2016, the Company held 232 and 209 investment securities with a fair value of $730.3 million and $658.5 million that were in an unrealized loss position totaling $13.8 million and $13.2 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $98.7 million were in an unrealized loss position totaling $4.2 million at March 31, 2017 and MBS and CMOs with a fair value of $103.7 million were in an unrealized loss position totaling $3.9 million at December 31, 2016 for 12 months or more. The unrealized loss was reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At March 31, 2017 and December 31, 2016, gross unrealized losses on the Company's AFS and HTM securities were 2% of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2017 until the decline in value has recovered.

Sale of Securities
For the three months ended March 31, 2017 and 2016, the Company did not sell any investment securities.

FHLBB and FRB Stock
As of March 31, 2017 and December 31, 2016, the Company's investment in FHLBB stock was $20.0 million and $17.8 million, respectively. As of March 31, 2017 and December 31, 2016, the Company's investment in FRB stock was $5.4 million.

Securities Pledged
At March 31, 2017 and December 31, 2016, securities with an amortized cost of $604.0 million and $597.3 million and estimated fair values of $595.7 million and $589.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at March 31, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,585	$1,587
Due after one year through five years	88,748	88,607
Due after five years through ten years	170,189	169,920
Due after ten years	572,153	562,351
	$832,675	$822,465
HTM Securities
Due in one year or less	$762	$768
Due after one year through five years	4,801	4,870
Due after five years through ten years	4,561	4,622
Due after ten years	84,350	84,084
	$94,474	$94,344

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Residential real estate	$819,639	$802,494
Commercial real estate	1,096,475	1,050,780
Commercial	333,607	333,639
Home equity	322,826	329,907
Consumer	16,669	17,332
HPFC	55,923	60,412
Total loans	$2,645,139	$2,594,564

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination (costs) fees totaling:

	March 31, 2017	December 31, 2016
Net unamortized fair value mark discount on acquired loans	$8,125	$8,810
Net unamortized loan origination (costs) fees	(248)	(66)
Total	$7,877	$8,744

The Bank’s lending activities are primarily conducted in Maine, but also include a mortgage loan production office in Massachusetts and a commercial loan production office in New Hampshire. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

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

Effective January 1, 2017, the Company's internal policy for assessing individual loans for impairment was changed to increase the principal balance threshold for a loan from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status. There were no other significant changes in the Company's ALL methodology during the three months ended March 31, 2017.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2016:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three Months Ended March 31, 2017
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(5)	(3)	(136)	(1)	(14)	—	(159)
Recoveries	—	103	77	1	2	—	183
Provision (credit)(1)	116	472	119	(87)	6	(45)	581
Ending balance	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
ALL balance attributable to loans:
Individually evaluated for impairment	$485	$1,100	$—	$83	$—	$66	$1,734
Collectively evaluated for impairment	3,786	11,626	3,815	2,024	175	561	21,987
Total ending ALL	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
Loans:
Individually evaluated for impairment	$4,408	$13,191	$1,994	$430	$7	$98	$20,128
Collectively evaluated for impairment	815,231	1,083,284	331,613	322,396	16,662	55,825	2,625,011
Total ending loans balance	$819,639	$1,096,475	$333,607	$322,826	$16,669	$55,923	$2,645,139
For The Three Months Ended March 31, 2016
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(210)	(222)	(226)	(128)	(15)	—	(801)
Recoveries	40	9	52	1	2	—	104
Provision(1)	141	161	231	18	2	317	870
Ending balance	$4,516	$10,380	$3,298	$2,622	$182	$341	$21,339
ALL balance attributable to loans:
Individually evaluated for impairment	$512	$158	$214	$89	$—	$307	$1,280
Collectively evaluated for impairment	4,004	10,222	3,084	2,533	182	34	20,059
Total ending ALL	$4,516	$10,380	$3,298	$2,622	$182	$341	$21,339
Loans:
Individually evaluated for impairment	$6,033	$3,130	$3,862	$492	$7	$357	$13,881
Collectively evaluated for impairment	805,941	949,351	288,202	344,005	17,182	74,072	2,478,753
Total ending loans balance	$811,974	$952,481	$292,064	$344,497	$17,189	$74,429	$2,492,634

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2016
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	(3,805)
Recoveries	95	50	332	2	7	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
ALL balance attributable to loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	2,574,310
Total ending loans balance	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At March 31, 2017 and 2016, and December 31, 2016, the reserve for unfunded commitments was $9,000, $24,000 and $11,000, respectively.

The following reconciles the three months ended March 31, 2017 and 2016, and year ended December 31, 2016 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended March 31,		Year Ended December 31, 2016
	2017	2016
Provision for loan losses	$581	$870	$5,269
Change in reserve for unfunded commitments	(2)	2	(11)
Provision for credit losses	$579	$872	$5,258

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by Credit Risk Administration. As of March 31, 2017, the non-residential building operators' industry exposure was 13% of the Company's total loan portfolio and 31% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2017.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
March 31, 2017
Pass (Grades 1-6)	$808,075	$1,038,096	$321,667	$—	$—	$53,669	$2,221,507
Performing	—	—	—	321,278	16,665	—	337,943
Special Mention (Grade 7)	952	15,625	5,486	—	—	239	22,302
Substandard (Grade 8)	10,612	42,754	5,017	—	—	2,015	60,398
Doubtful (Grade 9)	—	—	1,437	—	—	—	1,437
Non-performing	—	—	—	1,548	4	—	1,552
Total	$819,639	$1,096,475	$333,607	$322,826	$16,669	$55,923	$2,645,139
December 31, 2016
Pass (Grades 1-6)	$789,554	$1,003,386	$321,148	$—	$—	$58,943	$2,173,031
Performing	—	—	—	328,287	17,328	—	345,615
Special Mention (Grade 7)	2,387	5,724	5,598	—	—	257	13,966
Substandard (Grade 8)	10,553	41,670	5,437	—	—	1,212	58,872
Doubtful (Grade 9)	—	—	1,456	—	—	—	1,456
Non-performing	—	—	—	1,620	4	—	1,624
Total	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2017
Residential real estate	$2,188	$354	$3,376	$5,918	$813,721	$819,639	$—	$4,105
Commercial real estate	2,393	127	12,653	15,173	1,081,302	1,096,475	—	12,858
Commercial	76	92	1,566	1,734	331,873	333,607	—	1,994
Home equity	870	188	1,346	2,404	320,422	322,826	—	1,548
Consumer	18	12	4	34	16,635	16,669	—	4
HPFC	1,056	259	476	1,791	54,132	55,923	—	1,014
Total	$6,601	$1,032	$19,421	$27,054	$2,618,085	$2,645,139	$—	$21,523
December 31, 2016
Residential real estate	$1,783	$924	$2,904	$5,611	$796,883	$802,494	$—	$3,945
Commercial real estate	855	223	12,625	13,703	1,037,077	1,050,780	—	12,849
Commercial	633	218	1,675	2,526	331,113	333,639	—	2,088
Home equity	892	134	1,321	2,347	327,560	329,907	—	1,620
Consumer	38	—	4	42	17,290	17,332	—	4
HPFC	438	688	110	1,236	59,176	60,412	—	207
Total	$4,639	$2,187	$18,639	$25,465	$2,569,099	$2,594,564	$—	$20,713

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $210,000 and $184,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL as of the periods indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Residential real estate	22	21	$3,354	$3,221	$485	$483
Commercial real estate	3	3	1,003	1,008	15	—
Commercial	10	10	1,497	1,502	—	—
Home equity	1	1	14	16	—	—
Total	36	35	$5,868	$5,747	$500	$483

At March 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $4.6 million and $1.3 million, respectively. At December 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.3 million and $1.4 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three months ended March 31, 2017 and 2016:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2017	2016	2017	2016	2017	2016	2017	2016
Residential real estate:
Maturity concession	1	—	$151	$—	$151	$—	$15	$—
Total	1	—	$151	$—	$151	$—	$15	$—

For the three months ended March 31, 2017 and 2016, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three months ended March 31, 2017 and 2016, and as of and for the year-ended December 31, 2016:

				Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017:
With an allowance recorded:
Residential real estate	$3,048	$3,048	$485	$3,025	$26
Commercial real estate	11,791	11,791	1,100	11,654	—
Commercial	1	1	—	—	—
Home equity	297	297	83	298	—
Consumer	—	—	—	—	—
HPFC	98	98	66	98	—
Ending balance	15,235	15,235	1,734	15,075	26
Without an allowance recorded:
Residential real estate	1,360	1,740	—	1,292	2
Commercial real estate	1,400	1,707	—	1,704	10
Commercial	1,993	3,167	—	2,024	3
Home equity	133	269	—	139	—
Consumer	7	10	—	7	—
HPFC	—	—	—	—	—
Ending balance	4,893	6,893	—	5,166	15
Total impaired loans	$20,128	$22,128	$1,734	$20,241	$41
March 31, 2016:
With an allowance recorded:
Residential real estate	$3,137	$3,137	$512	$3,156	$27
Commercial real estate	540	538	158	1,256	—
Commercial	321	334	214	239	—
Home equity	303	303	89	303	—
Consumer	—	—	—	—	—
HPFC	357	383	307	230	—
Ending Balance	4,658	4,695	1,280	5,184	27
Without an allowance recorded:
Residential real estate	2,896	3,832	—	2,954	2
Commercial real estate	2,590	3,327	—	2,643	11
Commercial	3,541	3,996	—	3,664	4
Home equity	189	452	—	218	—
Consumer	7	10	—	7	—
HPFC	—	—	—	—	—
Ending Balance	9,223	11,617	—	9,486	17
Total impaired loans	$13,881	$16,312	$1,280	$14,670	$44

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With an allowance recorded:
Residential real estate	$3,019	$3,019	$483	$3,088	$106
Commercial real estate	11,443	11,443	1,373	5,165	—
Commercial	—	—	—	762	—
Home equity	299	299	86	305	—
Consumer	—	—	—	—	—
HPFC	97	97	65	98	—
Ending Balance	14,858	14,858	2,007	9,418	106
Without an allowance recorded:
Residential real estate	1,329	1,800	—	2,057	9
Commercial real estate	1,874	2,369	—	2,214	51
Commercial	2,028	3,209	—	2,507	16
Home equity	158	368	—	180	—
Consumer	7	10	—	12	—
HPFC	—	—	—	—	—
Ending Balance	5,396	7,756	—	6,970	76
Total impaired loans	$20,254	$22,614	$2,007	$16,388	$182

Loan Sales:
For the three months ended March 31, 2017 and 2016, the Company sold $43.0 million and $38.9 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.3 million and $819,000, respectively.

At March 31, 2017 and December 31, 2016, the Company had certain residential mortgage loans with a principal balance of $5.7 million and $15.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2017 and December 31, 2016, recorded an unrealized loss of $35,000 and $289,000, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded within non-interest income on its consolidated statements of income the net change in unrealized gains of $254,000 and $6,000, respectively.

In-Process Foreclosure Proceedings:

At March 31, 2017 and December 31, 2016, the Company had $1.8 million and $1.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at March 31, 2017 and December 31, 2016.

Refer to Notes 3 and 11 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of March 31, 2017 and December 31, 2016 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
March 31, 2017 and December 31, 2016:
Goodwill, gross	$90,793	$7,474	$98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at March 31, 2017 and December 31, 2016	$90,793	$3,904	$94,697

The changes in core deposit and trust relationship intangible assets for the three months ended March 31, 2017 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Total
Balance at December 31, 2016	$23,908	$(17,220)	$6,688	$753	$(677)	$76	$6,764
2017 amortization	—	(453)	(453)	—	(19)	(19)	(472)
Balance at March 31, 2017	$23,908	$(17,673)	$6,235	$753	$(696)	$57	$6,292

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2017	$1,282	$57	$1,339
2018	725	—	725
2019	705	—	705
2020	682	—	682
2021	655	—	655
Thereafter	2,186	—	2,186
Total	$6,235	$57	$6,292

NOTE 6 – REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total, Tier I capital, and common equity Tier I to risk-weighted assets, and of Tier I capital to average assets, or the leverage ratio. These guidelines apply to the Company on a consolidated basis.

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2017, the Company and Bank were required to establish a capital conservation buffer of 1.25%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at March 31, 2017 and December 31, 2016, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to March 31, 2017 that would change the Company or Bank's regulatory capital capitalization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$375,517	14.05%	9.25%	N/A	$368,856	14.04%	8.63%	N/A
Tier I risk-based capital ratio	336,788	12.60%	7.25%	N/A	330,729	12.59%	6.63%	N/A
Common equity Tier I risk-based capital ratio	297,916	11.15%	5.75%	N/A	296,120	11.27%	5.13%	N/A
Tier I leverage capital ratio	336,788	8.90%	4.00%	N/A	330,729	8.83%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$346,947	12.93%	9.25%	10.00%	$340,908	12.92%	8.63%	10.00%
Tier I risk-based capital ratio	323,218	12.05%	7.25%	8.00%	317,782	12.05%	6.63%	8.00%
Common equity Tier I risk-based capital ratio	323,218	12.05%	5.75%	6.50%	317,782	12.05%	5.13%	6.50%
Tier I leverage capital ratio	323,218	8.58%	4.00%	5.00%	317,782	8.54%	4.00%	5.00%

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At March 31, 2017 and December 31, 2016, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at March 31, 2017 and December 31, 2016, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.
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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Income tax expense	$4,344	$3,442
Income before income tax expense	$14,420	$12,088
Effective tax rate	30.1%	28.5%

Effective January 1, 2016, the Company adopted ASU 2016-09, and for the three months ended March 31, 2017 and 2016, has accounted for its windfall tax benefits and shortfalls generated upon vesting of share-based awards issued and exercise of stock options within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated. For the three months ended March 31, 2017 and 2016, the Company recorded net windfall tax benefits of $149,000 and $299,000, respectively, which reduced the Company's effective tax rate 1.1% and 2.5%, respectively.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended March 31, 2017 and 2016 were as follows:
Supplemental Executive Retirement Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2017	2016
Service cost	$84	$77
Interest cost	113	108
Recognized net actuarial loss	62	55
Recognized prior service cost	—	2
Net period benefit cost(1)	$259	$242

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended March 31,
Net periodic benefit cost	2017	2016
Service cost	$13	$15
Interest cost	36	38
Recognized net actuarial loss	10	8
Amortization of prior service credit	(6)	(6)
Net period benefit cost(1)	$53	$55

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 9 – STOCK-BASED COMPENSATION PLANS

Time Vested Stock Awards
During the three months ended March 31, 2017, the Company issued the following stock-based awards that vest over the requisite service period:

Grant Date	Shares/Units Granted	Grant Type	Plan	Grant Date Fair Value Per Share		Vesting Period
1/3/2017	5,914	Restricted Stock	2012 Plan	$43.99	(1)(2)(3)	Ratably over 3 years from the grant date
2/28/2017	3,795	MSPP	2012 Plan	$14.15	(2)(4)	Cliff vest 2 years from the grant date
3/15/2017	2,772	DCRP	2012 Plan	$42.66	(3)	1,303 shares vested immediately; 1,469 shares vest ratably until the recipient reaches age 65
3/16/2017	17,575	Restricted Stock Units	2012 Plan	$43.11	(3)	Ratably over 5 years from the grant date
3/16/2017	4,293	MSPP	2012 Plan	$14.37	(2)(4)	Cliff vest 2 years from the grant date
3/16/2017	853	Restricted Stock	2012 Plan	$43.11	(2)(3)	Ratably over 3 years from the grant date

(1)
Share-based awards issued under the 2017-2019 LTIP to the executive officers of the Company were 50% weighted on meeting the 3 year requisite service period (i.e. restricted stock) and 50% weighted on the attainment of certain performance targets as selected by the Company's Compensation Committee and as approved by the Company's Board of Directors.

(2)	Unvested awards participate fully in the rewards of stock ownership of the Company, including dividends and voting rights.

(3)	The grant date fair value per share (or unit) was determined based on the closing market price of the Company's common stock on the grant date.

(4)
MSPP awards are purchased by certain employees and executive officers of the Company at a one-third discount, based on the closing market price of the Company's common stock on the grant date. The grant date fair value per share equals the one-third discount received.

Performance-Based Stock Awards
During the three months ended March 31, 2017, the Company issued the following stock-based awards that vest subject to achievement of certain performance measures:

Grant Date	Units Granted	Grant Type	Plan	Grant Date Fair Value Per Share		Vesting Period
3/16/2017	695	Restricted Stock Units	2012 Plan	$43.11	(1)	Ratably over a 3 year period, subject to the achievement of certain performance measures as determined annually

(1)
The grant date fair value per unit was determined based on the closing market price of the Company's common stock on the grant date. The Company recognizes compensation expense on its performance-based awards based on its estimated probability of achieving the performance measures.

NOTE 10 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	March 31, 2017	December 31, 2016
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$240,557	$225,605
FHLBB borrowings	240,000	210,000
FHLBB and correspondent bank overnight borrowings	6,730	89,450
Wholesale repurchase agreements	—	5,007
Capital lease obligation	68	67
Total short-term borrowings	$487,355	$530,129
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	773	791
Total long-term borrowings	$10,773	$10,791

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of March 31, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
March 31, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$685	$—	$—	$—	$685
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	137,460	—	—	—	137,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,412	—	—	—	102,412
Total Customer Repurchase Agreements	240,557	—	—	—	240,557
Total Wholesale Repurchase Agreements	—	—	—	—	—
Total Repurchase Agreements	$240,557	$—	$—	$—	$240,557
December 31, 2016
Customer Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,784	$—	$—	$—	$117,784
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,821	—	—	—	107,821
Total Customer Repurchase Agreements	225,605	—	—	—	225,605
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	3,715	—	3,715
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	1,292	—	1,292
Total Wholesale Repurchase Agreements	—	—	5,007	—	5,007
Total Repurchase Agreements	$225,605	$—	$5,007	$—	$230,612

Certain customers held CDs totaling $918,000 and $917,000 with the Bank at March 31, 2017 and December 31, 2016, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2017
Financial assets:
Loans held for sale	$5,679	$—	$5,679	$—
AFS securities:
Obligations of states and political subdivisions	8,286	—	8,286	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	521,497	—	521,497	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	287,009	—	287,009	—
Subordinated corporate bonds	5,673	—	5,673	—
Equity securities	776	—	776	—
Customer loan swaps	4,683	—	4,683	—
Fixed-rate interest rate lock commitments	219	—	219	—
Forward delivery commitments	160	—	160	—
Financial liabilities:
Junior subordinated debt interest rate swaps	7,958	—	7,958	—
FHLBB advance interest rate swaps	208	—	208	—
Customer loan swaps	4,683	—	4,683	—
Fixed-rate interest rate lock commitments	44	—	44	—
December 31, 2016
Financial assets:
Loans held for sale	$14,836	$—	$14,836	$—
AFS securities:
Obligations of states and political subdivisions	9,001	—	9,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	—	480,622	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	—	283,890	—
Subordinated corporate bonds	5,613	—	5,613	—
Equity securities	741	—	741	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	—	202	—
Forward delivery commitments	587	—	587	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	—	389	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	—	15	—
Forward delivery commitments	309	—	309	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Effective January 1, 2017, the Company's policy is to individually evaluate for impairment loans with a principal balance greater than $500,000 or more and are classified as substandard or doubtful and are on non-accrual status. Prior to January 1, 2017, the Company's policy was to individually evaluate for impairment loans with a principal balance greater than $250,000 or more and was classified as substandard or doubtful and was on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

MSRs:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified within Level 3 of the fair value hierarchy.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO and goodwill and other intangible assets.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3.

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the three months ended March 31, 2017 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the three months ended March 31, 2017 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2017
Financial assets:
Collateral-dependent impaired loans	$377	$—	$—	$377
MSRs(1)	1,000	—	—	1,000
Non-financial assets:
OREO	620	—	—	620
December 31, 2016
Financial assets:
Collateral-dependent impaired loans	$500	$—	$—	$500
MSRs(1)	1,090	—	—	1,090
Non-financial assets:
OREO	922	—	—	922
(1) Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$81	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	296	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10 - 28%	(15%)
MSR	1,000	Discounted cash flow	Prepayment rate	16%	(16%)
			Discount rate	8%	(8%)
OREO	620	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(6%)
			Estimated selling cost	10%	(10%)
December 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(5%)
Specifically reserved	344	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(13%)
			Estimated selling costs	10 - 28%	(12%)
MSR	1,090	Discounted cash flow	Prepayment rate	15%	(15%)
			Discount rate	8%	(8%)
OREO	922	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(7%)
			Estimated selling costs	10%	(10%)

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

Borrowings:  The carrying amounts of short-term borrowings from the FHLBB, securities sold under repurchase agreements, notes payable and other short-term borrowings approximate fair value. The fair values of long-term borrowings and commercial repurchase agreements are based on the discounted cash flows using current rates for advances of similar remaining maturities.

Subordinated Debentures:  The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at March 31, 2017:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$78,095	$78,095	$78,095	$—	$—
AFS securities	823,241	823,241	—	823,241	—
HTM securities	94,474	94,344	—	94,344	—
Loans held for sale	5,679	5,679	—	5,679	—
Residential real estate loans(1)	819,639	820,446	—	—	820,446
Commercial real estate loans(1)	1,096,475	1,046,933	—	—	1,046,933
Commercial loans(1)(2)	389,530	385,272	—	—	385,272
Home equity loans(1)	322,826	318,862	—	—	318,862
Consumer loans(1)	16,669	16,113	—	—	16,113
MSRs(3)	1,092	1,621	—	—	1,621
Interest receivable	9,080	9,080	—	9,080	—
Customer loan swaps	4,683	4,683	—	4,683	—
Fixed-rate interest rate lock commitments	219	219	—	219	—
Forward delivery commitments	160	160	—	160	—
Financial liabilities:
Deposits	$2,937,183	$2,934,993	$—	$2,934,993	$—
Short-term borrowings	487,355	487,461	—	487,461	—
Long-term borrowings	10,773	10,840	—	10,840	—
Subordinated debentures	58,794	41,660	—	41,660	—
Interest payable	544	544	—	544	—
Junior subordinated debt interest rate swaps	7,958	7,958	—	7,958	—
FHLBB advance interest rate swaps	208	208	—	208	—
Customer loan swaps	4,683	4,683	—	4,683	—
Fixed-rate interest rate lock commitments	44	44	—	44	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at December 31, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$87,707	$87,707	$87,707	$—	$—
AFS securities	779,867	779,867	—	779,867	—
HTM securities	94,609	94,596	—	94,596	—
Loans held for sale	14,836	14,836	—	14,836	—
Residential real estate loans(1)	798,334	800,122	—	—	800,122
Commercial real estate loans(1)	1,038,626	1,006,249	—	—	1,006,249
Commercial loans(1)(2)	389,624	391,493	—	—	391,493
Home equity loans(1)	327,713	327,292	—	—	327,292
Consumer loans(1)	17,151	16,845	—	—	16,845
MSRs(3)	1,210	1,701	—	—	1,701
Interest receivable	8,654	8,654	—	8,654	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	202	—	202	—
Forward delivery commitments	587	587	—	587	—
Financial liabilities:
Deposits	$2,828,529	$2,826,484	$—	$2,826,484	$—
Short-term borrowings	530,129	530,435	—	530,435	—
Long-term borrowings	10,791	10,836	—	10,836	—
Subordinated debentures	58,755	41,660	—	41,660	—
Interest payable	534	534	—	534	—
Junior subordinated debt interest rate swaps	8,372	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	389	—	389	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	15	—	15	—
Forward delivery commitments	309	309	—	309	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

Legal Contingencies
In the normal course of business, the Company and its subsidiary are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

As of March 31, 2017 and December 31, 2016, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	March 31, 2017	December 31, 2016
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$464,909	$454,225
Commercial and commercial real estate	56,515	83,103
Residential	30,949	17,795
Letters of credit	2,858	2,580
Other commitments	428	432
Derivative Financial Instruments:
Customer loan swaps	$557,798	$532,526
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	18,821	15,249
Forward delivery commitments	5,715	15,125

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. At March 31, 2017, the Company had $8.4 million of cash posted as collateral to the counterparty. The collateral posted by the Company was not readily available and has been presented within cash and due from banks on the consolidated statements of condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					March 31, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(733)	$(806)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,214)	(2,321)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,186)	(2,290)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	5.75%	(1,160)	(1,211)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	5.56%	(1,665)	(1,744)
$43,000					$(7,958)	$(8,372)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2017 and 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the three months ended March 31, 2017 and 2016 were $346,000 and $316,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three months ended March 31, 2017 and 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty is required to post collateral to the Company. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At March 31, 2017, the Bank did not have any cash or other assets posted as collateral to the counterparty.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					March 31, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(74)	$(152)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(134)	(237)
$50,000					$(208)	$(389)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the three months ended March 31, 2017 and 2016 were $109,000 and $49,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

Customer Loan Swaps:
The Bank will enter into interest rate swaps with its commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously the Bank enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to allow it to effectively manage its interest rate exposure.

The Bank's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Bank's interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents such on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		March 31, 2017			December 31, 2016
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	31	$157,291	$(4,683)	50	$266,263	$(1,945)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	23	121,608	1,877	—	—	—
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	54	278,899	2,806	50	266,263	1,945
Total		108	$557,798	$—	100	$532,526	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The Bank's arrangement with an institutional counterparty requires it to post cash or other assets as collateral for contracts in a net liability position based on their fair values and the Bank's credit rating or receive collateral for contracts in a net asset position. At March 31, 2017, the Company did not have any cash or other assets posted as collateral with the counterparty.

Interest Rate Locks Commitments:
As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. Our pipeline of mortgage loans with fixed-rate interest rate lock commitments were as follows for the periods indicated:

		March 31, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$14,342	$219	$12,310	$202
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	4,479	(44)	2,939	(15)
Total		$18,821	$175	$15,249	$187

For the three months ended March 31, 2017 and 2016, the net unrealized (loss) gain from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $(12,000) and $292,000, respectively.

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

		March 31, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best-effort")	Other Assets	$5,715	$160	$14,250	$587
Forward delivery commitments ("best-effort")	Accrued interest and other liabilities	—	—	875	(309)
Total		$5,715	$160	$15,125	$278

For the three months ended March 31, 2017 and 2016, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $(118,000) and $0, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended March 31,
	2017	2016
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains (losses) recognized within AOCI during the period, net of tax	$90	$(2,342)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$455	$365
(1) Reclassified into the consolidated statements of income within interest on subordinated debentures.

The Company expects approximately $1.4 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2017.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 was issued to shorten the amortization period for certain callable debt securities purchased and carried at a premium, by requiring the premium to be amortized to the earliest call date of the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of ASU 2017-08.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 was issued to improve the presentation of net periodic pension cost and net periodic postretirement by Companies to disaggregate the service cost component from the other components of net benefit cost, as well as provide other guidance to improve consistency, transparency and usefulness. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. While the Company continues to assess the impact of ASU 2017-07, it does not expect the ASU will have a material impact to its financial statements upon adoption.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 26, 2017, the Company filed Articles of Amendment to the Articles of Incorporation of the Company with the State of Maine to increase the number of authorized shares of common stock of the Company, no par value, from 20,000,000 to 40,000,000.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except to the extent required by applicable law or regulation.

Acronyms and Abbreviations

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part II. "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The following was provided to aid the reader and provide a reference page when reviewing this section of the Form 10-Q.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructured loan
FDIC:	Federal Deposit Insurance Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLB:	Federal Home Loan Bank	U.S.:	United States of America
FHLBB:	Federal Home Loan Bank of Boston	USD:	United States Dollar
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
Freddie Mac:	Federal Home Loan Mortgage Corporation	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
GAAP:	Generally accepted accounting principles in the United States

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

Effective January 1, 2017, the Company's internal policy for assessing individual loans for impairment was changed to increase the principal balance threshold for a loan from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status.

There have been no other material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2016. Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of the Company's critical accounting policies.

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

	Three Months Ended March 31,
	2017	2016
Non-interest expense, as presented	$21,428	$22,909
Less: merger and acquisition costs	—	(644)
Adjusted non-interest expense	$21,428	$22,265
Net interest income, as presented	$27,855	$27,952
Add: effect of tax-exempt income	520	525
Non-interest income, as presented	8,572	7,917
Less: net gain on sale of securities	—	—
Adjusted net interest income plus non-interest income	$36,947	$36,394
Non-GAAP efficiency ratio	58.00%	61.18%
GAAP efficiency ratio	58.82%	63.87%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended March 31,
	2017	2016
Net interest income, as presented	$27,855	$27,952
Add: effect of tax-exempt income	520	525
Net interest income, tax equivalent	$28,375	$28,477

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

	March 31, 2017	December 31, 2016
Tangible Book Value Per Share
Shareholders’ equity, as presented	$397,827	$391,547
Less: goodwill and other intangibles	(100,989)	(101,461)
Tangible shareholders’ equity	$296,838	$290,086
Shares outstanding at period end	15,508,025	15,476,379
Tangible book value per share	$19.14	$18.74
Book value per share	$25.65	$25.30
Tangible Common Equity Ratio
Total assets	$3,938,465	$3,864,230
Less: goodwill and other intangibles	(100,989)	(101,461)
Tangible assets	$3,837,476	$3,762,769
Tangible common equity ratio	7.74%	7.71%
Shareholders' equity to total assets	10.10%	10.13%

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

	Three Months Ended March 31,
	2017	2016
Net income, as presented	$10,076	$8,646
Amortization of intangible assets, net of tax(1)	307	309
Net income, adjusted for amortization of intangible assets	$10,383	$8,955
Average equity	$394,276	$369,458
Less: average goodwill and other intangible assets	(101,229)	(103,800)
Average tangible equity	$293,047	$265,658
Return on average tangible equity	14.37%	13.56%
Return on average equity	10.36%	9.41%

(1)	Assumed a 35% tax rate.

EXECUTIVE OVERVIEW

Operating Results
Net income for the three months ended March 31, 2017 was $10.1 million, representing an increase over the same period last year of $1.4 million, or 17%. Diluted EPS for the three months ended March 31, 2017 was $0.64 per share, representing an increase of $0.08 per share, or 14% over the same period last year. Our growth over the past year was driven by:

•
A 5% increase in average interest-earning asset balances for the first quarter of 2017 compared to the first quarter of 2016, which was driven by an increase in average loan balances of $126.6 million, or 5%, and average investment balances of $52.5 million, or 6%. Total revenues, which includes net interest income and non-interest income for the first quarter, increased 2% to $36.4 million over the first quarter of 2016.

•
A 6% decrease in non-interest expense for the first quarter of 2017 to $21.4 million compared to the first quarter of 2016. Our efficiency ratio (non-GAAP) for the first quarter was 58.00% compared to 61.18% the same period last year. The decrease in non-interest expense and our efficiency ratio (non-GAAP) highlights the benefit the acquisition and successful integration of SBM Financial, Inc., the parent company of The Bank of Maine, a full year later.

Our NIM for the first quarter of 2017 was 3.18% compared to 3.35% for the same period last year. The decrease was largely due to the amount recognized from fair value mark accretion on acquired loans and collections of previously charged-off acquired loans, which decreased $976,000 between periods to $803,000 for the first quarter of 2017. The income recognized from fair value mark accretion on acquired loans and collections of previously charged-off acquired loans increased NIM by 9 and 21 basis points for the three months ended March 31, 2017 and 2016, respectively. The NIM decrease was also due to a shift in our funding mix to borrowings with a higher cost of funds.

Financial Condition
Total assets at March 31, 2017 increased $74.2 million, or 2%, to $3.9 billion since December 31, 2016. Our asset growth for the first quarter of 2017 was driven by loan growth (excluding loans held for sale) of $50.6 million, or 2%, and a $45.4 million, or 5%, increase in our investments portfolio.

Total deposits at March 31, 2017 were $2.9 billion, representing an increase of $108.7 million since year-end.

Overall, our asset quality within our loan portfolio has remained stable with non-performing assets to total assets of 0.68% and loans 30-89 days past due to total loans of 0.26%.

The Company and Bank continue to maintain risk-based capital ratios in excess of the regulatory levels required for an institution to be considered “well capitalized.”

Our tangible common equity ratio (non-GAAP) at March 31, 2017 was 7.74% and our tangible book value per share (non-GAAP) was $19.14 per share, each representing modest increases since year-end.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounted for 76% and 78% of total revenues (net interest income and non-interest income) for the three months ended March 31, 2017 and 2016, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income - Three months ended March 31, 2017 and 2016. Net interest income on a fully-taxable equivalent basis (non-GAAP) was $28.4 million for the first quarter of 2017 compared to $28.5 million for the same period last year, representing a decrease of $102,000. The decrease was driven by a $976,000 decrease in fair value mark accretion from purchase accounting and collection of previously charged-off acquired loans compared to the first quarter of 2016. Excluding the effects of such, net interest income on a fully-taxable equivalent basis increased $874,000 in the first quarter of 2017 compared to the first quarter of 2016.

Our NIM for the first quarter of 2017 of 3.18% decreased 17 basis points compared to the first quarter of 2016. The decrease in income from fair value mark accretion on acquired loans and collections of previously charged-off acquired loans represented 12 basis points of NIM compression. Excluding the effects of such, our NIM also declined 3 basis points due to a decrease in our yield on interest-earnings assets and 2 basis points increase in our cost of funds (both adjusted for fair value mark accretion from purchase accounting and collection of previously charged-off acquired loans, as applicable).

Average interest-earnings assets increased $179.1 million, or 5%, to $3.6 billion for the first quarter of 2017 compared to the first quarter of 2016, which was driven by an increase in average loans of $126.6 million, or 5%, and investments of $52.5 million, or 6%, compared to the first quarter of 2016.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM (fully-taxable equivalent) for the three months ended March 31, 2017 and 2016:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$833,162	$4,650	2.23%	$781,525	$4,251	2.18%
Securities - nontaxable(1)	102,928	1,080	4.20%	102,057	1,099	4.31%
Loans(2)(3):
Residential real estate	814,626	8,357	4.10%	828,115	8,469	4.09%
Commercial real estate	1,076,788	10,574	3.93%	948,870	10,054	4.19%
Commercial(1)	319,556	3,266	4.09%	269,213	3,154	4.63%
Municipal(1)	16,071	134	3.39%	13,425	119	3.58%
Consumer	342,775	3,658	4.33%	365,440	3,787	4.17%
HPFC	58,252	1,215	8.34%	76,412	1,573	8.14%
Total loans	2,628,068	27,204	4.15%	2,501,475	27,156	4.32%
Total interest-earning assets	3,564,158	32,934	3.70%	3,385,057	32,506	3.82%
Cash and due from banks	77,236			79,606
Other assets	285,695			299,067
Less: ALL	(23,247)			(21,285)
Total assets	$3,903,842			$3,742,445
Liabilities & Shareholders' Equity
Deposits:
Demand	$391,671	$—	—%	$345,173	$—	—%
Interest checking	716,940	269	0.15%	716,941	165	0.09%
Savings	489,041	73	0.06%	450,574	67	0.06%
Money market	483,914	540	0.45%	477,190	468	0.39%
Certificates of deposit(3)	463,786	1,008	0.88%	508,223	931	0.74%
Total deposits	2,545,352	1,890	0.30%	2,498,101	1,631	0.26%
Borrowings:
Brokered deposits	308,594	664	0.87%	202,163	411	0.82%
Subordinated debentures	58,775	844	5.83%	58,780	851	5.82%
Other borrowings	552,508	1,161	0.85%	562,228	1,136	0.81%
Total borrowings	919,877	2,669	1.18%	823,171	2,398	1.17%
Total funding liabilities	3,465,229	4,559	0.53%	3,321,272	4,029	0.49%
Other liabilities	44,337			51,715
Shareholders' equity	394,276			369,458
Total liabilities & shareholders' equity	$3,903,842			$3,742,445
Net interest income (fully-taxable equivalent)		28,375			28,477
Less: fully-taxable equivalent adjustment		(520)			(525)
Net interest income		$27,855			$27,952
Net interest rate spread (fully-taxable equivalent)			3.17%			3.33%
Net interest margin (fully-taxable equivalent)(3)			3.18%			3.35%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Net interest margin for the first quarter of 2017 and 2016, was 3.09% and 3.14%, respectively, excluding the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans totaling $803,000 and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

Provision for Credit Losses
The provision for credit losses is made up of the provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the three months ended March 31, 2017 was $581,000, or 0.09% of average loans (annualized), compared to $870,000, or 0.14% of average loans (annualized), for the same period last year.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statement of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%
Debit card income	1,834	1,902	$(68)	(4)%
Service charges on deposit accounts	1,823	1,724	99	6%
Mortgage banking income, net	1,553	808	745	92%
Income from fiduciary services	1,247	1,169	78	7%
Bank-owned life insurance	577	422	155	37%
Other service charges and fees	468	426	42	10%
Brokerage and insurance commissions	453	458	(5)	(1)%
Other income	617	1,008	(391)	(39)%
Total non-interest income	$8,572	$7,917	$655	8%
Non-interest income as a percentage of total revenues(1)	24%	22%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income - Three Months Ended March 31, 2017 and 2016. The significant changes in non-interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 included:

•	An increase in mortgage banking income of $745,000 driven by:

◦
An increase in net MSR revenues of $451,000 due to the increase in interest rates in the first quarter of 2017 in comparison to the same period last year, which resulted in a decrease in prepayment speeds and resulted in lower MSR amortization and valuation adjustments in comparison to the first quarter of 2016.

◦	An increase in net gains on sale of residential mortgages of $461,000 as $43.0 million were sold in the first quarter of 2017 compared to $38.9 million in the first quarter of 2016.

•	An increase in BOLI income of $155,000 due to an additional $16.7 million investment in the second quarter of 2016.

•
A decrease in other income of $391,000 primarily due to exiting a sub-servicing contract effective December 31, 2016 that resulted in less sub-servicing income of $362,000 in the first quarter of 2017 compared to the same period last year.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%
Salaries and employee benefits	$12,147	$11,591	$556	5%
Furniture, equipment and data processing	2,325	2,427	(102)	(4)%
Net occupancy costs	1,946	1,877	69	4%
Consulting and professional fees	845	885	(40)	(5)%
Debit card expense	660	720	(60)	(8)%
Regulatory assessments	545	721	(176)	(24)%
Amortization of intangible assets	472	476	(4)	(1)%
Merger and acquisition costs	—	644	(644)	(100)%
Other real estate owned and collection (recoveries) costs, net	(44)	656	(700)	(107)%
Other expenses	2,532	2,912	(380)	(13)%
Total non-interest expense	$21,428	$22,909	$(1,481)	(6)%
Efficiency ratio(1)	58.00%	61.18%

(1)	This is a non-GAAP measure. Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Non-Interest Expense - Three Months Ended March 31, 2017 and 2016. The significant changes in non-interest expense for the three months ended March 31, 2017 compared to the same period last year included:

•	A decrease in other real estate owned and collection costs of $700,000, primarily due to a decrease in sub-servicing costs of $419,000 upon exiting a sub-servicing contract.

•	A decrease in merger and acquisition costs of $644,000 in the first quarter of 2017 compared to the same period last year as they did not reoccur.

•
A decrease in other expenses of $380,000 due to the normalization of business operations in the first quarter of 2017 compared to the first quarter of 2016, which was the first full quarter post-merger with SBM Financial, Inc., and other cost reductions occurring throughout 2016, including closing two banking centers and HPFC, and other departmental restructuring post-merger.

•
An increase in salaries and employee benefits costs of 5% driven by an increase in cash and equity incentives and commissions totaling $332,000 and health insurance costs of $135,000. Salary and wage costs for the first quarter of 2017 were consistent with the first quarter of 2016, which highlights the cost savings achieved from the closing of two banking centers and other department restructuring post-merger that offset normal merit increases, as well as new hires across our revenue production teams in the first quarter of 2017.

Income Tax Expense
Our effective income tax rate for the three months ended March 31, 2017 was 30.1% compared to 28.5% for the same period last year. The increase in our effective tax rate period-over-period was driven by lower windfall tax benefits recognized in the first quarter of 2017 compared to the first quarter of 2016 as these are accounted for as discrete period items in the calendar quarter generated.

At March 31, 2017 and December 31, 2016, we had net deferred tax assets of $37.3 million and $39.3 million, respectively, that are determined and reported utilizing a deferred tax rate of 35.0% based on current enacted tax rates. Should a change in the federal and/or state enacted tax rate occur, we would be required to record our net deferred tax assets at the newly issued enacted tax rate at that time, and a corresponding immediate benefit (assuming an increase in tax rates) or charge (assuming a decrease in tax rates) to income tax expenses would be recorded.

At March 31, 2017 and December 31, 2016, we did not carry any valuation allowances on our deferred tax assets.

FINANCIAL CONDITION

Overview
Total assets at March 31, 2017 were $3.9 billion, representing an increase of $74.2 million, or 2%. The increase in assets was primarily driven by an increase in loan balances (excluding loans held for sale) of $50.6 million, or 2%, and investments of $45.4 million, or 5%.

Total deposits at March 31, 2017 were $2.9 billion, representing an increase of $108.7 million since year-end. Core deposits (demand, interest checking, savings and money market) during the first quarter of 2017 increased $42.9 million, or 8% annualized, to $2.1 billion at March 31, 2017. Brokered deposits increased $75.9 million to $348.6 million in the first quarter of 2017 as the Company utilized to fund its asset growth.

Total borrowings at March 31, 2017 totaled $556.9 million, representing a decrease of $42.8 million since year-end.

Total shareholders’ equity at March 31, 2017 was $397.8 million, an increase of $6.3 million, or 6% annualized, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At March 31, 2017, our total investment securities holdings were $943.1 million, an increase of $45.4 million since December 31, 2016. For the three months ended March 31, 2017, we purchased $77.3 million of debt securities; we had maturities, calls and principal pay-downs of $32.6 million and net amortization of $786,000.

During the three months ended March 31, 2017, the $77.3 million of securities purchased were a combination of MBS and CMOs. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At March 31, 2017, we had a $6.5 million net unrealized loss on our AFS securities, net of tax, compared to a $6.1 million net unrealized loss, net of tax, at December 31, 2016. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

The duration of our investment securities portfolio decreased slightly to 4.2 years at March 31, 2017 from 4.3 years at December 31, 2016. This decrease was due to the purchase of shorter duration MBS and CMOs during the quarter and a slight reduction in rates since year-end. MBS and CMO investments have a shorter weighted-average life than the municipal bonds. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of March 31, 2017 and concluded that no OTTI existed across our investment portfolio. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2016. Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company's process and methodology.

FHLBB and FRB Bank Stock
We are required to maintain a level of investment in FHLBB stock based on the Bank's level of our FHLBB advances. During the first quarter of 2017, the Bank purchased $2.1 million of additional FHLBB stock. Subsequent to March 31, 2017, the FHLBB delivered a $3.1 million call notice to align our investment in FHLBB stock with our FHLBB borrowings. Our investment balance at March 31, 2017 and December 31, 2016 was $20.0 million and $17.8 million, respectively. No market exists for shares of FHLBB stock.

We are required to maintain a level of investment in FRBB stock based on the Company's shareholders' equity position. In the first quarter, the Company did not purchase additional FRBB stock. Our investment balance at March 31, 2017 and December 31, 2016 was $5.4 million. No market exists for shares of FRBB stock.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 85% of our loan portfolio at March 31, 2017, followed by Massachusetts and New Hampshire, making up 6% and 5%, respectively, of our loan portfolio at March 31, 2017.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016	Change
			($)	(%)
Residential real estate	$819,639	$802,494	$17,145	2%
Commercial real estate	1,096,475	1,050,780	45,695	4%
Commercial	333,607	333,639	(32)	—%
Consumer	322,826	329,907	(7,081)	(2)%
Home equity	16,669	17,332	(663)	(4)%
HPFC	55,923	60,412	(4,489)	(7)%
Total loans	$2,645,139	$2,594,564	$50,575	2%
Commercial Loan Portfolio	$1,486,005	$1,444,831	$41,174	3%
Retail Loan Portfolio	$1,159,134	$1,149,733	$9,401	1%
Commercial Portfolio Mix	56%	56%
Retail Portfolio Mix	44%	44%

Our first quarter 2017 loan growth (excluding loans held for sale) was centered within commercial real estate, which increased $45.7 million, or 4%, and residential real estate, which increased $17.1 million, or 2%, since year-end. In the first quarter of 2017, the Company originated $79.4 million of residential mortgages and sold 44% of its production. The positive momentum within commercial real estate and residential real estate was partially offset by a decrease in the HPFC loan portfolio of $4.5 million, which will continue as it naturally runs-off, and a decrease of $7.1 million in the consumer loan portfolio in the first quarter of 2017.

At March 31, 2017, the principal balance of loans held for sale totaled $5.7 million, for which an unrealized loss of $35,000 was reported to carry it at fair value on the Company's consolidated statements of condition. At December 31, 2016, the principal balance of loans held for sale totaled $15.1 million, for which an unrealized loss of $289,000 was reported to carry it at fair value on the Company's consolidated statements of condition.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	March 31, 2017	December 31, 2016
Non-accrual loans:
Residential real estate	$4,105	$3,945
Commercial real estate	12,858	12,849
Commercial	1,994	2,088
Consumer and home equity loans	1,552	1,624
HPFC	1,014	207
Total non-accrual loans	21,523	20,713
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,558	4,338
Total non-performing loans	26,081	25,051
Other real estate owned	621	922
Total non-performing assets	$26,702	$25,973
Non-accrual loans to total loans	0.81%	0.80%
Non-performing loans to total loans	0.99%	0.97%
ALL to non-performing loans	90.95%	92.28%
Non-performing assets to total assets	0.68%	0.67%
ALL to non-performing assets	88.84%	89.00%

Overall, the asset quality of our loan portfolio remained stable throughout the first quarter of 2017, highlighted by a modest increase of 1 basis point in our ratio of non-performing assets to total assets and a 2 basis points increase in our ratio of non-performing loans to total loans. The increase in both of these ratios was primarily driven by an $807,000 increase in HPFC's non-accrual loans.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2017, potential problem loans amounted to $2.2 million, or 0.08% of total loans and 0.15% of our commercial loan portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31, 2017	December 31, 2016
Accruing loans 30-89 days past due:
Residential real estate	$2,379	$2,470
Commercial real estate	2,531	971
Commercial	168	851
Consumer and home equity loans	1,008	1,018
HPFC	777	1,029
Total accruing loans 30-89 days past due	$6,863	$6,339
Accruing loans 30-89 days past due to total loans	0.26%	0.24%

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2016
	2017	2016
ALL at the beginning of the period	$23,116	$21,166	$21,166
Provision for loan losses	581	870	5,269
Charge-offs:
Residential real estate	5	210	356
Commercial real estate	3	222	315
Commercial	136	226	2,218
Consumer and home equity	15	143	409
HPFC	—	—	507
Total charge-offs	159	801	3,805
Recoveries:
Residential real estate	—	40	95
Commercial real estate	103	9	50
Commercial	77	52	332
Consumer and home equity	3	3	9
HPFC	—	—	—
Total recoveries	183	104	486
Net (recoveries) charge-offs	(24)	697	3,319
ALL at the end of the period	$23,721	$21,339	$23,116
Components of allowance for credit losses:
Allowance for loan losses	$23,721	$21,339	$23,116
Liability for unfunded credit commitments	9	24	11
Balance of allowance for credit losses at end of the period	$23,730	$21,363	$23,127
Net charge-offs (annualized) to average loans	—%	0.11%	0.13%
Provision for loan losses (annualized) to average loans	0.09%	0.14%	0.21%
ALL to total loans	0.90%	0.86%	0.89%
ALL to net charge-offs (annualized)	N.M.	765.39%	696.47%

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

For the three months ended March 31, 2017, we provided $581,000 of provision for loan loss expense to the ALL compared to $870,000 for the same period for 2016. The decrease in the provision for loan loss expense was driven by net recoveries of $24,000 for the first quarter of 2017 compared to net charge-offs of $697,000 in the first quarter of 2016, which offset an increase in provision for loan loss expenses required for higher loan growth (excluding loans held for sale) in the first quarter of 2017 of $48.1 million compared to the first quarter of 2016.

Overall, our asset quality remains strong with non-performing assets to total assets of 0.68%, and loans 30-89 days past due to total loans of 0.26%.

We believe the ALL of $23.7 million, or 0.90% of total loans and 90.95% of total non-performing loans, at March 31, 2017 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at March 31, 2017 were $2.9 billion, representing an increase of $108.7 million since year-end. Core deposits (demand, interest checking, savings and money market) during the first quarter of 2017 increased $42.9 million, or 2%, to $2.1 billion at March 31, 2017.

Total borrowings at March 31, 2017 were $556.9 million, representing a decrease of $42.8 million since year-end. However, brokered deposits increased $75.9 million to $348.6 million in the first quarter of 2017 as we utilized to fund our asset growth.

Shareholders' Equity. Total shareholders' equity at March 31, 2017 was $397.8 million, representing an increase of $6.3 million, or 6% annualized, since December 31, 2016. The increase was primarily due to net income for the first quarter of 2017 of $10.1 million, partially offset by dividends declared for the first quarter of 2017 of $3.6 million (or $0.23 per share).

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2016
	2017	2016
Return on average assets	1.05%	0.93%	1.04%
Return on average equity	10.36%	9.41%	10.47%
Average equity to average assets	10.10%	9.87%	9.97%
Dividend payout ratio	35.54%	36.12%	32.22%
Book value per share(1)	$25.65	$24.37	$25.30
Tangible book value per share (non-GAAP)(1)	$19.14	$17.65	$18.74
Dividends declared per share(1)	$0.23	$0.20	$0.83

(1)	Per share data as of and for the three months ended March 31, 2016 have been adjusted to reflect three-for-two stock split effective September 30, 2016.

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2017 and December 31, 2016, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2017, average deposits (excluding brokered deposits) of $2.5 billion increased $47.3 million, or 2%, compared to the same period last year. Average core deposits of $2.1 billion for the three months ended March 31, 2017 increased $91.7 million, or 5%, compared to the same period a year ago due to organic growth. Included within our money market deposits at March 31, 2017 were $65.3 million of deposits from Camden National Wealth Management which represents client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2017 average total borrowings (including brokered deposits) increased $96.7 million to $919.9 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $85.7 million as of March 31, 2017. We had no outstanding balances on these lines of credit at March 31, 2017. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2017. We had no outstanding balance on these lines of credit at March 31, 2017.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $397.8 million, $391.5 million and $375.5 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, which amounted to 10% of total assets for all of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2016.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $3.6 million and $3.1 million and $2.2 million for the three months ended March 31, 2017, 2016 and 2015, respectively. The increase in dividends declared for the first quarter of 2017 of $458,000 compared to the first quarter of 2016 was due to the increase in our quarterly dividend of $0.03 per share, or 15%, to $0.23 per share for the first quarter of 2017. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $5.1 million, $4.8 million and $3.2 million for the three months ended March 31, 2017, 2016 and 2015, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At March 31, 2017 and December 31, 2016, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At March 31, 2017, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$464,909	$182,898	$44,420	$6,959	$230,632
Commercial commitment letters	56,515	56,515	—	—	—
Residential loan origination	30,949	30,949	—	—	—
Letters of credit	2,858	2,858	—	—	—
Other commitments to extend credit	428	428	—	—	—
Total	$555,659	$273,648	$44,420	$6,959	$230,632

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. Additionally, we enter into agreements routinely as part of our normal business to manage deposits and borrowings. At March 31, 2017, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$6,258	$1,355	$2,241	$964	$1,698
Capital leases	1,158	126	253	257	522
FHLBB borrowings - overnight	6,730	6,730	—	—	—
FHLBB borrowings less than 90 days	220,000	220,000	—	—	—
FHLBB borrowings - other	30,000	20,000	—	10,000	—
Retail repurchase agreements	240,557	240,557	—	—	—
Junior subordinated debentures	44,254	—	—	—	44,254
Subordinated debentures	14,540	—	—	—	14,540
Other contractual obligations	2,652	2,652	—	—	—
Total	$566,149	$491,420	$2,494	$11,221	$61,014

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

At March 31, 2017 we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures that have been designated as hedges in accordance with GAAP. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. We assess the hedge relationship for effectiveness on a quarterly basis. At March 31, 2017 and March 31, 2016 we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the period ended March 31, 2017 or 2016. At March 31, 2017 and December 31, 2016, our hedge on the aforementioned junior subordinated debentures was in an unrealized loss position of $8.0 million and $8.4 million, respectively. As these hedges were effective hedges at March 31, 2017 and December 31, 2016, the unrealized losses was recorded within AOCI, net of taxes.

At March 31, 2017 and December 31, 2016 we had $50.0 million of notional on two tranches interest rate swaps on 30-day FHLBB advances. One $25.0 million tranche has an expiration date of February 25, 2018 at a fixed interest rate of 1.54%, while the other $25.0 million tranche has an expiration date of February 25, 2019 at a fixed rate of 1.74%. We entered into these interest rate swaps to help mitigate our interest rate exposure on short-term borrowings in a rising interest rate environment. At March 31, 2017 and December 31, 2016, we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, our hedge on the aforementioned 30-day FHLBB advances was in an unrealized loss position of $208,000 and $389,000, respectively. As these hedges were effective hedges at March 31, 2017 and December 31, 2016, the unrealized losses was recorded within AOCI, net of taxes.

We are required, as part of contractual arrangements with our interest rate swap counterparties, to pledge collateral should our interest rate swap positions be in a net unrealized loss position, or receive collateral from the counterparty if their interest rate swap positions are in a net unrealized loss position. We maintain a master netting agreement with the counterparty and thus post collateral (or receive collateral) based on the net position of the interest rate swaps. At March 31, 2017, we had pledged total cash collateral to the counterparty of $8.4 million.

Refer to Note 13 of the consolidated financial statements for further discussion.

Customer Loan Swaps: In our normal course of lending with commercial real estate customers, we enter into interest rate swaps with qualifying commercial customers, from time to time, to provide them with a means to lock into a long-term fixed rate, while simultaneously entering into an arrangement with a counterparty to swap the long-term fixed rate loan to variable rate to allow us to effectively manage our interest rate exposure. Unlike the aforementioned cash flow hedges above, these arrangements are not designated as hedges and provide little risk to us as the interest rate swap agreements have substantially equivalent and offsetting terms. We mitigate our commercial customer counterparty credit risk exposure through our loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. We mitigate our institutional counterparty credit risk exposure by limiting the institutions for which we will enter into interest swap arrangements through an approved listing by the Company's Board of Directors.

At March 31, 2017 and December 31, 2016, we had a notional amount of $278.9 million and $266.3 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a counterparty related to our commercial loan swap program. We did not elect to account for this derivative program as a hedge in accordance with GAAP. At March 31, 2017 and December 31, 2016, the fair value of these arrangements were $2.8 million and $1.9 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

We are required, as part of contractual arrangements with our interest rate swap counterparties, to pledge collateral should our interest rate swap positions be in a net unrealized loss position, or receive collateral from the counterparty if their interest rate swap positions are in a net unrealized loss position. We maintain a master netting agreement with the counterparty and thus post collateral (or receive collateral) based on the net position of the interest rate swaps. At March 31, 2017, our customer loan swap position with the counterparty was in an unrealized gain position, as such, we had not posted any cash as collateral. The borrower's (customer) commercial property serves as collateral for the swap agreement.

Refer to Note 13 of the consolidated financial statements for further discussion.

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

At March 31, 2017 and December 31, 2016, we had a notional amount of $18.8 million and $15.2 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline for which we intend to sell. At March 31, 2017 and December 31, 2016, the fair value of our interest rate locks was $175,000 and $187,000, respectively. For the three months ended March 31, 2017 and 2016, we recorded the change in unrealized gains (losses) on these interest rate lock commitments of $(12,000) and $292,000, respectively, within mortgage banking income, net within our consolidated statements of income.

At March 31, 2017 and December 31, 2016, we had a notional amount of $5.7 million and $15.1 million, respectively, of forward delivery commitments to secondary market investors accounted for as a derivative. At March 31, 2017 and December 31, 2016, the fair value of our forward delivery commitments was $160,000 and $278,000, respectively. For the three months ended March 31, 2017 and 2016, we recorded the change in unrealized gains (losses) on these forward delivery commitments of $(118,000) and $0, respectively, within mortgage banking income, net within our consolidated statements of income.

Refer to Note 13 of the consolidated financial statements for further discussion.

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

As of March 31, 2017 and 2016, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2017	March 31, 2016
Year 1
+200 basis points	(1.31)%	(2.58)%
-100 basis points	(1.75)%	(1.48)%
Year 2
+200 basis points	2.96%	0.54%
-100 basis points	(8.35)%	(7.86)%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2017, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest swap agreements related to our short-term funding and $278.9 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Amendment to the Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on April 26, 2017).
10.1+	Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 28, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 5, 2017
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	May 5, 2017
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer