Form 10-Q
period 2017-06-30
CAMDEN NATIONAL CORP
filed 2017-08-04
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Outstanding at July 28, 2017:  Common stock (no par value) 15,512,914 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$93,033	$87,707
Investments:
Available-for-sale securities, at fair value	810,858	779,867
Held-to-maturity securities, at amortized cost	94,340	94,609
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	27,140	23,203
Total investments	932,338	897,679
Loans held for sale, at fair value	10,784	14,836
Loans	2,736,269	2,594,564
Less: allowance for loan losses	(24,394)	(23,116)
Net loans	2,711,875	2,571,448
Goodwill	94,697	94,697
Other intangible assets	5,820	6,764
Bank-owned life insurance	79,266	78,119
Premises and equipment, net	42,362	42,873
Deferred tax assets	36,532	39,263
Other assets	29,660	30,844
Total assets	$4,036,367	$3,864,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$424,174	$406,934
Interest checking	737,532	701,494
Savings and money market	971,156	979,263
Certificates of deposit	456,227	468,203
Brokered deposits	351,777	272,635
Total deposits	2,940,866	2,828,529
Short-term borrowings	572,073	530,129
Long-term borrowings	10,756	10,791
Subordinated debentures	58,833	58,755
Accrued interest and other liabilities	46,879	44,479
Total liabilities	3,629,407	3,472,683
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,512,914 and 15,476,379 on June 30, 2017 and December 31, 2016, respectively	156,312	156,041
Retained earnings	262,559	249,415
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(4,365)	(6,085)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,502)	(5,694)
Net unrecognized losses on postretirement plans, net of tax	(2,044)	(2,130)
Total accumulated other comprehensive loss	(11,911)	(13,909)
Total shareholders’ equity	406,960	391,547
Total liabilities and shareholders’ equity	$4,036,367	$3,864,230
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$28,423	$27,706	$55,485	$54,722
Interest on U.S. government and sponsored enterprise obligations	4,355	4,016	8,611	8,006
Interest on state and political subdivision obligations	691	711	1,393	1,425
Interest on federal funds sold and other investments	471	342	865	603
Total interest income	33,940	32,775	66,354	64,756
Interest Expense
Interest on deposits	2,987	2,109	5,541	4,151
Interest on borrowings	1,476	1,313	2,637	2,449
Interest on subordinated debentures	851	849	1,695	1,700
Total interest expense	5,314	4,271	9,873	8,300
Net interest income	28,626	28,504	56,481	56,456
Provision for credit losses	1,401	2,852	1,980	3,724
Net interest income after provision for credit losses	27,225	25,652	54,501	52,732
Non-Interest Income
Debit card income	1,992	1,854	3,826	3,756
Service charges on deposit accounts	1,957	1,833	3,780	3,557
Mortgage banking income, net	1,937	1,706	3,490	2,514
Income from fiduciary services	1,355	1,342	2,602	2,511
Bank-owned life insurance	570	892	1,147	1,314
Brokerage and insurance commissions	548	517	1,001	975
Other service charges and fees	501	477	969	903
Net gain on sale of securities	—	4	—	4
Other income	1,028	1,927	1,645	2,935
Total non-interest income	9,888	10,552	18,460	18,469
Non-Interest Expense
Salaries and employee benefits	12,376	11,999	24,523	23,590
Furniture, equipment and data processing	2,450	2,381	4,775	4,808
Net occupancy costs	1,689	1,790	3,635	3,667
Consulting and professional fees	853	982	1,698	1,867
Debit card expense	712	718	1,372	1,438
Regulatory assessments	488	774	1,033	1,495
Amortization of intangible assets	472	476	944	952
Other real estate owned and collection costs, net	344	496	300	1,152
Merger and acquisition costs	—	177	—	821
Other expenses	2,774	2,537	5,306	5,449
Total non-interest expense	22,158	22,330	43,586	45,239
Income before income tax expense	14,955	13,874	29,375	25,962
Income tax expense	4,721	4,258	9,065	7,700
Net Income	$10,234	$9,616	$20,310	$18,262

Per Share Data
Basic earnings per share	$0.66	$0.62	$1.31	$1.18
Diluted earnings per share	$0.66	$0.62	$1.30	$1.18
Weighted average number of common shares outstanding	15,512,761	15,415,308	15,500,862	15,402,629
Diluted weighted average number of common shares outstanding	15,586,571	15,491,010	15,576,711	15,472,798

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income	$10,234	$9,616	$20,310	$18,262
Other comprehensive income:
Net change in unrealized gains on available-for-sale securities, net of tax of ($1,173), ($1,821), ($926) and ($6,004), respectively	2,178	3,382	1,720	11,151
Net reclassification adjustment for gains included in net income, net of tax of $0, $1, $0 and $1, respectively(1)	—	(3)	—	(3)
Net change in unrealized gains on available-for-sale securities, net of tax	2,178	3,379	1,720	11,148
Net change in unrealized (losses) gains on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $249, $705, $200 and $1,966, respectively	(462)	(1,309)	(372)	(3,652)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, net of tax of ($145), ($218), ($304) and ($345), respectively(2)	268	404	564	642
Net change in unrealized (losses) gains on cash flow hedging derivatives, net of tax	(194)	(905)	192	(3,010)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($23), ($21), ($46) and ($42), respectively(3)	43	38	86	76
Other comprehensive income	2,027	2,512	1,998	8,214
Comprehensive Income	$12,261	$12,128	$22,308	$26,476
(1) Reclassified into the consolidated statements of income in net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest expense.

(3)	Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding[1]	Amount	Retained Earnings
Balance at December 31, 2015	15,330,717	$153,083	$222,329	$(12,222)	$363,190
Cumulative effect adjustment(2)	—	72	(72)	—	—
Net income	—	—	18,262	—	18,262
Other comprehensive income, net of tax	—	—	—	8,214	8,214
Stock-based compensation expense	—	1,042	—	—	1,042
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	90,934	377	—	—	377
Cash dividends declared ($0.40 per share)(1)	—	—	(6,229)	—	(6,229)
Balance at June 30, 2016	15,421,651	$154,574	$234,290	$(4,008)	$384,856

Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	20,310	—	20,310
Other comprehensive income, net of tax	—	—	—	1,998	1,998
Stock-based compensation expense	—	816	—	—	816
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	36,535	(545)	—	—	(545)
Cash dividends declared ($0.46 per share)	—	—	(7,166)	—	(7,166)
Balance at June 30, 2017	15,512,914	$156,312	$262,559	$(11,911)	$406,960

(1)	Share and per share amounts as of December 31, 2015 and as of and for the six months ended June 30, 2016 have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

(2)
In the second quarter of 2016, the Company adopted ASU 2016-09, effective January 1, 2016. The Company made a policy election to not estimate the forfeiture rate in the accounting for share-based compensation on its unvested share-based awards. The change in policy was accounted for on a modified-retrospective basis and represents the cumulative effect adjustment to shareholders' equity.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating Activities
Net Income	$20,310	$18,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,980	3,724
Depreciation and amortization expense	1,844	2,456
Purchase accounting accretion, net	(1,487)	(3,073)
Investment securities amortization and accretion, net	1,551	1,405
Stock-based compensation expense	816	1,042
Amortization of intangible assets	944	952
Net gain on sale of investment securities	—	(4)
Net increase in other real estate owned valuation allowance and gain on disposition	(60)	(152)
Originations of mortgage loans held for sale	(86,658)	(107,026)
Proceeds from the sale of mortgage loans	93,557	97,375
Gain on sale of mortgage loans, net of origination costs	(2,656)	(2,166)
Decrease in other assets	2,561	6,509
Increase (decrease) in other liabilities	1,167	(2,254)
Net cash provided by operating activities	33,869	17,050
Investing Activities
Proceeds from maturities of available-for-sale securities	67,650	65,544
Purchase of available-for-sale securities	(97,278)	(98,728)
Purchase of held-to-maturity securities	—	(9,718)
Net increase in loans	(141,360)	(93,709)
Purchase of bank-owned life insurance, net of death benefit proceeds	—	(16,122)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(7,058)	(7,341)
Proceeds from sale of Federal Home Loan Bank stock	3,121	—
Proceeds from the sale of other real estate owned	641	633
Recoveries of previously charged-off loans	317	254
Purchase of premises and equipment	(1,440)	(866)
Proceeds from the sale of premises and equipment	137	90
Net cash used by investing activities	(175,270)	(159,963)
Financing Activities
Net increase in deposits	112,501	47,605
Net proceeds from borrowings less than 90 days	46,929	128,071
Repayments on Federal Home Loan Bank long-term advances	—	(10,000)
Repayments of wholesale repurchase agreements	(5,000)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(545)	377
Cash dividends paid on common stock	(7,158)	(6,185)
Net cash provided by financing activities	146,727	159,868
Net increase in cash and cash equivalents	5,326	16,955
Cash and cash equivalents at beginning of period	87,707	79,488
Cash and cash equivalents at end of period	$93,033	$96,443
Supplemental information
Interest paid	$9,740	$7,800
Income taxes paid	4,927	103
Transfer from loans to other real estate owned	—	32
Measurement-period adjustments	—	960
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2017 and December 31, 2016, the consolidated statements of income for the three and six months ended June 30, 2017 and 2016, the consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2017 and 2016, and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and six months ended June 30, 2017 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2016 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information." The following was provided to aid the reader and provide a reference page when reviewing this section of the Form 10-Q.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSRs:	Mortgage servicing rights
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
BSA:	Bank Secrecy Act	OTTI:	Other-than-temporary impairment
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NIM:	Net interest margin on a fully-taxable basis
CDARS:	Certificate of Deposit Account Registry System	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructured loan
FDIC:	Federal Deposit Insurance Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLB:	Federal Home Loan Bank	U.S.:	United States of America
FHLBB:	Federal Home Loan Bank of Boston	USD:	United States Dollar
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
Freddie Mac:	Federal Home Loan Mortgage Corporation	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors
GAAP:	Generally accepted accounting principles in the United States

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(4)	2017	2016(4)
Net income	$10,234	$9,616	$20,310	$18,262
Dividends and undistributed earnings allocated to participating securities(1)	(43)	(49)	(88)	(81)
Net income available to common shareholders	$10,191	$9,567	$20,222	$18,181
Weighted-average common shares outstanding for basic EPS	15,512,761	15,415,308	15,500,862	15,402,629
Dilutive effect of stock-based awards(2)	73,810	75,702	75,849	70,169
Weighted-average common and potential common shares for diluted EPS	15,586,571	15,491,010	15,576,711	15,472,798
Earnings per common share(1):
Basic EPS	$0.66	$0.62	$1.31	$1.18
Diluted EPS	$0.66	$0.62	$1.30	$1.18
Awards excluded from the calculation of diluted EPS(3):
Stock options	585	18,375	585	18,375
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options, vesting of restricted shares and vesting of restricted stock units utilizing the treasury stock method. Not included are the unvested LTIP awards as they have not met the performance criteria for the periods presented.
(3) Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock and are considered anti-dilutive.
(4) Share and per share amounts for the three and six months ended June 30, 2016 have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
AFS Securities:
Obligations of states and political subdivisions	$7,235	$157	$—	$7,392
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	524,635	2,280	(5,239)	521,676
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,588	268	(4,984)	274,872
Subordinated corporate bonds	5,483	193	—	5,676
Total AFS debt securities	816,941	2,898	(10,223)	809,616
Equity securities	632	610	—	1,242
Total AFS securities	$817,573	$3,508	$(10,223)	$810,858
HTM Securities:
Obligations of states and political subdivisions	$94,340	$1,037	$(369)	$95,008
Total HTM securities	$94,340	$1,037	$(369)	$95,008
December 31, 2016
AFS Securities:
Obligations of states and political subdivisions	$8,848	$153	$—	$9,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	485,222	2,515	(7,115)	480,622
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	289,046	265	(5,421)	283,890
Subordinated corporate bonds	5,481	132	—	5,613
Total AFS debt securities	788,597	3,065	(12,536)	779,126
Equity securities	632	109	—	741
Total AFS securities	$789,229	$3,174	$(12,536)	$779,867
HTM Securities:
Obligations of states and political subdivisions	$94,609	$618	$(631)	$94,596
Total HTM securities	$94,609	$618	$(631)	$94,596

Net unrealized losses on AFS securities at June 30, 2017 included in AOCI amounted to $4.4 million, net of a deferred tax benefit of $2.3 million. Net unrealized losses on AFS securities at December 31, 2016 included in AOCI amounted to $6.1 million, net of a deferred tax benefit of $3.3 million.

During the first six months of 2017, the Company purchased investment securities totaling $97.3 million, all of which were designated as AFS securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at June 30, 2017 and December 31, 2016, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$364,378	$(4,139)	$29,988	$(1,100)	$394,366	$(5,239)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	116,495	(1,561)	91,652	(3,423)	208,147	(4,984)
Total AFS securities	$480,873	$(5,700)	$121,640	$(4,523)	$602,513	$(10,223)
HTM Securities:
Obligations of states and political subdivisions	$20,686	$(369)	$—	$—	$20,686	$(369)
Total HTM securities	$20,686	$(369)	$—	$—	$20,686	$(369)
December 31, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$348,579	$(5,780)	$29,496	$(1,335)	$378,075	$(7,115)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	163,412	(2,906)	74,212	(2,515)	237,624	(5,421)
Total AFS securities	$511,991	$(8,686)	$103,708	$(3,850)	$615,699	$(12,536)
HTM Securities:
Obligations of states and political subdivisions	$42,805	$(631)	$—	$—	$42,805	$(631)
Total HTM securities	$42,805	$(631)	$—	$—	$42,805	$(631)

At June 30, 2017 and December 31, 2016, the Company held 187 and 209 investment securities with a fair value of $623.2 million and $658.5 million that were in an unrealized loss position totaling $10.6 million and $13.2 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $121.6 million and $103.7 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $4.5 million and $3.9 million at June 30, 2017 and December 31, 2016, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At June 30, 2017 and December 31, 2016, gross unrealized losses on the Company's AFS and HTM securities were 2% of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2017 until the decline in value has recovered.

Sale of Securities
The following table details the Company's sales of AFS securities for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales of securities	$—	$84	$—	$84
Gross realized gains	—	4	—	4
Gross realized losses	—	—	—	—

The Company did not sell any securities during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company sold certain AFS securities with a total carrying value of $80,000 and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The cost basis of securities sold is measured on a specific identification basis.

FHLBB and FRB Stock
As of June 30, 2017 and December 31, 2016, the Company's investment in FHLBB stock was $21.8 million and $17.8 million, respectively. As of June 30, 2017 and December 31, 2016, the Company's investment in FRB stock was $5.4 million.

Securities Pledged
At June 30, 2017 and December 31, 2016, securities with an amortized cost of $606.8 million and $597.3 million and estimated fair values of $600.5 million and $589.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at June 30, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,631	$1,639
Due after one year through five years	103,620	103,833
Due after five years through ten years	162,740	162,857
Due after ten years	548,950	541,287
	$816,941	$809,616
HTM Securities
Due in one year or less	$758	$762
Due after one year through five years	4,769	4,835
Due after five years through ten years	5,043	5,140
Due after ten years	83,770	84,271
	$94,340	$95,008

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Residential real estate	$831,577	$802,494
Commercial real estate	1,138,756	1,050,780
Commercial	370,701	333,639
Home equity	327,083	329,907
Consumer	17,035	17,332
HPFC	51,117	60,412
Total loans	$2,736,269	$2,594,564

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination (costs) fees totaling:

	June 30, 2017	December 31, 2016
Net unamortized fair value mark discount on acquired loans	$7,442	$8,810
Net unamortized loan origination (costs) fees	(526)	(66)
Total	$6,916	$8,744

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

Effective January 1, 2017, the Company's internal policy for assessing individual loans for impairment was changed to increase the principal balance threshold for a loan from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status. There were no other significant changes in the Company's ALL methodology during the six months ended June 30, 2017.

The Board of Directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. The Company's Credit Risk Administration and the Credit Risk Policy Committee oversee the systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, consumer and HPFC. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include:

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

The following presents the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Six Months Ended June 30, 2017
ALL for the three months ended:
Beginning balance	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
Loans charged off	(190)	(9)	(145)	(391)	(48)	(81)	(864)
Recoveries	4	10	118	—	2	—	134
Provision (credit)(1)	396	121	487	378	53	(32)	1,403
Ending balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
ALL for the six months ended:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(195)	(12)	(281)	(392)	(62)	(81)	(1,023)
Recoveries	4	113	195	1	4	—	317
Provision (credit)(1)	512	593	606	291	59	(77)	1,984
Ending balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
ALL balance attributable to loans:
Individually evaluated for impairment	$468	$1,116	$120	$—	$—	$—	$1,704
Collectively evaluated for impairment	4,013	11,732	4,155	2,094	182	514	22,690
Total ending ALL	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
Loans:
Individually evaluated for impairment	$4,451	$13,116	$2,067	$446	$—	$—	$20,080
Collectively evaluated for impairment	827,126	1,125,640	368,634	326,637	17,035	51,117	2,716,189
Total ending loans balance	$831,577	$1,138,756	$370,701	$327,083	$17,035	$51,117	$2,736,269
For The Three and Six Months Ended June 30, 2016
ALL for the three months ended:
Beginning balance	$4,516	$10,380	$3,298	$2,622	$182	$341	$21,339
Loans charged off	(19)	(19)	(203)	(57)	(26)	(302)	(626)
Recoveries	31	34	82	1	2	—	150
Provision (credit)(1)	(97)	1,164	1,381	380	35	(9)	2,854
Ending balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$23,717
ALL for the six months ended:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(229)	(241)	(429)	(185)	(41)	(302)	(1,427)
Recoveries	71	43	134	2	4	—	254
Provision(1)	44	1,325	1,612	398	37	308	3,724
Ending balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$23,717
ALL balance attributable to loans:
Individually evaluated for impairment	$497	$29	$1,400	$89	$—	$—	$2,015
Collectively evaluated for impairment	3,934	11,530	3,158	2,857	193	30	21,702
Total ending ALL	$4,431	$11,559	$4,558	$2,946	$193	$30	$23,717
Loans:
Individually evaluated for impairment	$4,926	$2,340	$3,461	$503	$7	$—	$11,237
Collectively evaluated for impairment	795,630	1,015,437	333,056	341,478	17,811	70,651	$2,574,063
Total ending loans balance	$800,556	$1,017,777	$336,517	$341,981	$17,818	$70,651	$2,585,300

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2016
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	(3,805)
Recoveries	95	50	332	2	7	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
ALL balance attributable to loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	2,574,310
Total ending loans balance	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At June 30, 2017 and 2016, and December 31, 2016, the reserve for unfunded commitments was $7,000, $22,000 and $11,000, respectively.

The following reconciles the three and six months ended June 30, 2017 and 2016, and year ended December 31, 2016 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2016
	2017	2016	2017	2016
Provision for loan losses	$1,403	$2,854	$1,984	$3,724	$5,269
Change in reserve for unfunded commitments	(2)	(2)	(4)	—	(11)
Provision for credit losses	$1,401	$2,852	$1,980	$3,724	$5,258

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of June 30, 2017, the non-residential building operators' industry exposure was 12% of the Company's total loan portfolio and 28% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2017.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
June 30, 2017
Pass (Grades 1-6)	$820,437	$1,072,685	$362,660	$—	$—	$48,814	$2,304,596
Performing	—	—	—	325,711	17,035	—	342,746
Special Mention (Grade 7)	942	23,866	1,716	—	—	229	26,753
Substandard (Grade 8)	10,198	42,205	4,908	—	—	2,074	59,385
Doubtful (Grade 9)	—	—	1,417	—	—	—	1,417
Non-performing	—	—	—	1,372	—	—	1,372
Total	$831,577	$1,138,756	$370,701	$327,083	$17,035	$51,117	$2,736,269
December 31, 2016
Pass (Grades 1-6)	$789,554	$1,003,386	$321,148	$—	$—	$58,943	$2,173,031
Performing	—	—	—	328,287	17,328	—	345,615
Special Mention (Grade 7)	2,387	5,724	5,598	—	—	257	13,966
Substandard (Grade 8)	10,553	41,670	5,437	—	—	1,212	58,872
Doubtful (Grade 9)	—	—	1,456	—	—	—	1,456
Non-performing	—	—	—	1,620	4	—	1,624
Total	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2017
Residential real estate	$2,344	$721	$4,104	$7,169	$824,408	$831,577	$—	$4,890
Commercial real estate	1,189	2,262	16,262	19,713	1,119,043	1,138,756	76	16,291
Commercial	178	91	1,537	1,806	368,895	370,701	—	2,056
Home equity	1,072	480	1,028	2,580	324,503	327,083	—	1,371
Consumer	43	5	—	48	16,987	17,035	—	—
HPFC	639	576	507	1,722	49,395	51,117	—	1,083
Total	$5,465	$4,135	$23,438	$33,038	$2,703,231	$2,736,269	$76	$25,691
December 31, 2016
Residential real estate	$1,783	$924	$2,904	$5,611	$796,883	$802,494	$—	$3,945
Commercial real estate	855	223	12,625	13,703	1,037,077	1,050,780	—	12,849
Commercial	633	218	1,675	2,526	331,113	333,639	—	2,088
Home equity	892	134	1,321	2,347	327,560	329,907	—	1,620
Consumer	38	—	4	42	17,290	17,332	—	4
HPFC	438	688	110	1,236	59,176	60,412	—	207
Total	$4,639	$2,187	$18,639	$25,465	$2,569,099	$2,594,564	$—	$20,713

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $277,000, $486,000, $240,000, and $424,000 for the three and six months ended June 30, 2017 and 2016, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Residential real estate	22	21	$3,327	$3,221	$468	$483
Commercial real estate	3	3	993	1,008	12	—
Commercial	9	10	1,453	1,502	—	—
Home equity	2	1	308	16	—	—
Total	36	35	$6,081	$5,747	$480	$483

At June 30, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $4.8 million and $1.3 million, respectively. At December 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.3 million and $1.4 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three and six months ended June 30, 2017 and 2016:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2017	2016	2017	2016	2017	2016	2017	2016
For the three months ended
Home equity:
Interest rate and maturity concession	1	—	$315	$—	$315	$—	$—	$—
Total	1	—	$315	$—	$315	$—	$—	$—
For the six months ended
Residential real estate:
Maturity concession	1	—	$151	$—	$151	$—	$15	$—
Home equity:
Interest rate and maturity concession	1	—	315	—	315	—	—	—
Total	2	—	$466	$—	$466	$—	$15	$—

For the three and six months ended June 30, 2017 and 2016, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three and six months ended June 30, 2017 and 2016, and as of and for the year-ended December 31, 2016:

				Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2017:
With an allowance recorded:
Residential real estate	$3,026	$3,026	$468	$3,034	$29	$3,030	$55
Commercial real estate	12,049	12,049	1,116	11,901	11	11,777	11
Commercial	121	121	120	41	—	21	—
Home equity	—	—	—	204	—	251	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	49	—
Ending balance	15,196	15,196	1,704	15,180	40	15,128	66
Without an allowance recorded:
Residential real estate	1,425	1,786	—	1,327	5	1,310	7
Commercial real estate	1,067	1,303	—	1,251	4	1,477	14
Commercial	1,946	3,120	—	1,962	2	1,993	5
Home equity	446	632	—	236	4	187	4
Consumer	—	—	—	2	—	4	—
HPFC	—	—	—	—	—	—	—
Ending balance	4,884	6,841	—	4,778	15	4,971	30
Total impaired loans	$20,080	$22,037	$1,704	$19,958	$55	$20,099	$96
June 30, 2016:
With an allowance recorded:
Residential real estate	$3,067	$3,067	$497	$3,156	$25	$3,137	$52
Commercial real estate	99	99	29	1,256	—	847	—
Commercial	2,744	2,744	1,400	239	—	633	—
Home equity	303	303	89	303	—	309	—
Consumer	—	—	—	—	—	(11)	—
HPFC	—	—	—	256	—	128	—
Ending Balance	6,213	6,213	2,015	5,210	25	5,043	52
Without an allowance recorded:
Residential real estate	1,859	2,347	—	3,071	4	2,547	4
Commercial real estate	2,241	2,765	—	2,655	23	2,475	25
Commercial	717	814	—	3,978	(3)	3,281	8
Home equity	200	387	—	220	(4)	178	—
Consumer	7	10	—	7	—	18	—
HPFC	—	—	—	—	—	—	—
Ending Balance	5,024	6,323	—	9,931	20	8,499	37
Total impaired loans	$11,237	$12,536	$2,015	$15,141	$45	$13,542	$89

				Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With an allowance recorded:
Residential real estate	$3,019	$3,019	$483	$3,088	$106
Commercial real estate	11,443	11,443	1,373	5,165	—
Commercial	—	—	—	762	—
Home equity	299	299	86	305	—
Consumer	—	—	—	—	—
HPFC	97	97	65	98	—
Ending Balance	14,858	14,858	2,007	9,418	106
Without an allowance recorded:
Residential real estate	1,329	1,800	—	2,057	9
Commercial real estate	1,874	2,369	—	2,214	51
Commercial	2,028	3,209	—	2,507	16
Home equity	158	368	—	180	—
Consumer	7	10	—	12	—
HPFC	—	—	—	—	—
Ending Balance	5,396	7,756	—	6,970	76
Total impaired loans	$20,254	$22,614	$2,007	$16,388	$182

Loan Sales:
For the three and six months ended June 30, 2017 and 2016, the Company sold $47.9 million, $90.9 million, $56.3 million, and $95.2 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.4 million, $2.7 million, $1.3 million, and $2.2 million, respectively.

At June 30, 2017 and December 31, 2016, the Company had certain residential mortgage loans with a principal balance of $10.9 million and $15.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2017 and December 31, 2016, recorded an unrealized loss of $98,000 and $289,000, respectively. For the three and six months ended June 30, 2017 and 2016, the Company recorded within mortgage banking income, net on its consolidated statements of income the net change in unrealized gains (losses) of $(63,000), $191,000, $147,000, and $153,000, respectively, on its loans held for sale.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2017 and December 31, 2016. The fair value of its forward delivery commitments at June 30, 2017 and December 31, 2016 was $297,000 and $278,000, respectively. For the three months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $137,000 and $0, respectively. For the six months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $19,000 and $0, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:

At June 30, 2017 and December 31, 2016, the Company had $2.1 million and $1.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at June 30, 2017 and December 31, 2016.

Refer to Notes 3 and 10 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of June 30, 2017 and December 31, 2016 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
June 30, 2017 and December 31, 2016:
Goodwill, gross	$90,793	$7,474	$98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at June 30, 2017 and December 31, 2016	$90,793	$3,904	$94,697

The changes in core deposit and trust relationship intangible assets for the six months ended June 30, 2017 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Total
Balance at December 31, 2016	$23,908	$(17,220)	$6,688	$753	$(677)	$76	$6,764
2017 amortization	—	(906)	(906)	—	(38)	(38)	(944)
Balance at June 30, 2017	$23,908	$(18,126)	$5,782	$753	$(715)	$38	$5,820

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2017	$829	$38	$867
2018	725	—	725
2019	705	—	705
2020	682	—	682
2021	655	—	655
Thereafter	2,186	—	2,186
Total	$5,782	$38	$5,820

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at June 30, 2017 and December 31, 2016, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to June 30, 2017 that would change the Company or Bank's regulatory capital capitalization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$383,957	13.87%	9.25%	N/A	$368,856	14.04%	8.63%	N/A
Tier I risk-based capital ratio	344,557	12.45%	7.25%	N/A	330,729	12.59%	6.63%	N/A
Common equity Tier I risk-based capital ratio	305,617	11.04%	5.75%	N/A	296,120	11.27%	5.13%	N/A
Tier I leverage capital ratio	344,557	8.92%	4.00%	N/A	330,729	8.83%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$353,687	12.73%	9.25%	10.00%	$340,908	12.92%	8.63%	10.00%
Tier I risk-based capital ratio	329,287	11.86%	7.25%	8.00%	317,782	12.05%	6.63%	8.00%
Common equity Tier I risk-based capital ratio	329,287	11.86%	5.75%	6.50%	317,782	12.05%	5.13%	6.50%
Tier I leverage capital ratio	329,287	8.56%	4.00%	5.00%	317,782	8.54%	4.00%	5.00%

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At June 30, 2017 and December 31, 2016, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at June 30, 2017 and December 31, 2016, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.
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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	$4,721	$4,258	$9,065	$7,700
Income before income tax expense	$14,955	$13,874	$29,375	$25,962
Effective tax rate	31.6%	30.7%	30.9%	29.7%
Discrete period item(s) — impact on effective tax rate:
Windfall tax benefits, net(1)	—%	(0.5)%	(0.5)%	(1.4)%
BOLI death benefit income (non-taxable)	—%	(1.0)%	—%	(0.5)%

(1)
Represents the net windfall tax benefits generated upon vesting of share-based awards issued and exercise of stock options that were accounted for within income tax expense on the consolidated statements of income as a discrete period item.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended June 30, 2017 and 2016 were as follows:
Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2017	2016	2017	2016
Service cost	$84	$77	$168	$154
Interest cost	113	108	226	216
Recognized net actuarial loss	62	55	124	110
Recognized prior service cost	—	2	—	4
Net period benefit cost(1)	$259	$242	$518	$484

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic benefit cost	2017	2016	2017	2016
Service cost	$13	$15	$26	$30
Interest cost	36	38	72	76
Recognized net actuarial loss	10	8	20	16
Amortization of prior service credit	(6)	(6)	(12)	(12)
Net period benefit cost(1)	$53	$55	$106	$110

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 9 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	June 30, 2017	December 31, 2016
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$222,004	$225,605
FHLBB borrowings	350,000	210,000
Overnight borrowings	—	89,450
Wholesale repurchase agreements	—	5,007
Capital lease obligation	69	67
Total short-term borrowings	$572,073	$530,129
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	756	791
Total long-term borrowings	$10,756	$10,791

NOTE 10 – REPURCHASE AGREEMENTS

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of June 30, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
June 30, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$663	$—	$—	$—	$663
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	123,870	—	—	—	123,870
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	97,471	—	—	—	97,471
Total Customer Repurchase Agreements	222,004	—	—	—	222,004
Total Wholesale Repurchase Agreements	—	—	—	—	—
Total Repurchase Agreements	$222,004	$—	$—	$—	$222,004
December 31, 2016
Customer Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,784	$—	$—	$—	$117,784
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,821	—	—	—	107,821
Total Customer Repurchase Agreements	225,605	—	—	—	225,605
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	3,715	—	3,715
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	1,292	—	1,292
Total Wholesale Repurchase Agreements	—	—	5,007	—	5,007
Total Repurchase Agreements	$225,605	$—	$5,007	$—	$230,612

Certain customers held CDs totaling $919,000 and $917,000 with the Bank at June 30, 2017 and December 31, 2016, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 11 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2017
Financial assets:
Loans held for sale	$10,784	$—	$10,784	$—
AFS securities:
Obligations of states and political subdivisions	7,392	—	7,392	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	521,676	—	521,676	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	274,872	—	274,872	—
Subordinated corporate bonds	5,676	—	5,676	—
Equity securities	1,242	—	1,242	—
Customer loan swaps	3,615	—	3,615	—
Fixed-rate interest rate lock commitments	431	—	431	—
Forward delivery commitments	304	—	304	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,312	—	8,312	—
FHLBB advance interest rate swaps	153	—	153	—
Customer loan swaps	3,615	—	3,615	—
Fixed-rate interest rate lock commitments	21	—	21	—
Forward delivery commitments	7	—	7	—
December 31, 2016
Financial assets:
Loans held for sale	$14,836	$—	$14,836	$—
AFS securities:
Obligations of states and political subdivisions	9,001	—	9,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	—	480,622	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	—	283,890	—
Subordinated corporate bonds	5,613	—	5,613	—
Equity securities	741	—	741	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	—	202	—
Forward delivery commitments	587	—	587	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	—	389	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	—	15	—
Forward delivery commitments	309	—	309	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the six months ended June 30, 2017 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the six months ended June 30, 2017 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2017
Financial assets:
Collateral-dependent impaired loans	$176	$—	$—	$176
MSRs(1)	302	—	—	302
Non-financial assets:
OREO	341	—	—	341
December 31, 2016
Financial assets:
Collateral-dependent impaired loans	$500	$—	$—	$500
MSRs(1)	1,090	—	—	1,090
Non-financial assets:
OREO	922	—	—	922
(1) Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2017
Collateral-dependent impaired loans:
Partially charged-off	$176	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(7%)
MSR	302	Discounted cash flow	Prepayment rate	14%	(14%)
			Discount rate	7%	(7%)
OREO	341	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling cost	10%	(10%)
December 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(5%)
Specifically reserved	344	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(13%)
			Estimated selling costs	10 - 28%	(12%)
MSR	1,090	Discounted cash flow	Prepayment rate	15%	(15%)
			Discount rate	8%	(8%)
OREO	922	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(7%)
			Estimated selling costs	10%	(10%)

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

Subordinated Debentures:  The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at June 30, 2017:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$93,033	$93,033	$93,033	$—	$—
AFS securities	810,858	810,858	—	810,858	—
HTM securities	94,340	95,008	—	95,008	—
Loans held for sale	10,784	10,784	—	10,784	—
Residential real estate loans(1)	827,096	836,195	—	—	836,195
Commercial real estate loans(1)	1,125,908	1,089,273	—	—	1,089,273
Commercial loans(1)(2)	417,029	415,614	—	—	415,614
Home equity loans(1)	324,989	322,917	—	—	322,917
Consumer loans(1)	16,853	16,489	—	—	16,489
MSRs(3)	1,093	1,794	—	—	1,794
Interest receivable	9,212	9,212	—	9,212	—
Customer loan swaps	3,615	3,615	—	3,615	—
Fixed-rate interest rate lock commitments	431	431	—	431	—
Forward delivery commitments	304	304	—	304	—
Financial liabilities:
Deposits	$2,940,866	$2,938,966	$—	$2,938,966	$—
Short-term borrowings	572,073	571,991	—	571,991	—
Long-term borrowings	10,756	10,869	—	10,869	—
Subordinated debentures	58,833	42,090	—	42,090	—
Interest payable	667	667	—	667	—
Junior subordinated debt interest rate swaps	8,312	8,312	—	8,312	—
FHLBB advance interest rate swaps	153	153	—	153	—
Customer loan swaps	3,615	3,615	—	3,615	—
Fixed-rate interest rate lock commitments	21	21	—	21	—
Forward delivery commitments	7	7	—	7	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company.

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

NOTE 12 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

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

As of June 30, 2017 and December 31, 2016, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	June 30, 2017	December 31, 2016
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$438,683	$454,225
Commercial and commercial real estate	88,099	83,103
Residential	43,588	17,795
Letters of credit	3,093	2,580
Other commitments	736	432
Derivative Financial Instruments:
Customer loan swaps	$295,657	$532,526
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	26,629	15,249
Forward delivery commitments	10,882	15,125

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At June 30, 2017, the Company had $9.5 million of cash posted as collateral to the counterparty. The collateral posted by the Company was not readily available and has been presented within cash and due from banks on the consolidated statements of condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					June 30, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(733)	$(806)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,309)	(2,321)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,293)	(2,290)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	5.75%	(1,216)	(1,211)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	5.56%	(1,761)	(1,744)
$43,000					$(8,312)	$(8,372)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and six months ended June 30, 2017 and 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the six months ended June 30, 2017 and 2016 were $666,000 and $782,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and six months ended June 30, 2017 and 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. The collateral posted by the Bank (or counterparty) is not readily available and is presented within cash and due from banks on the Company's consolidated statements of condition. At June 30, 2017, the Bank had $2.7 million of cash held at a correspondent bank as collateral on its FHLBB advance interest rate swap and customer loan swap contracts.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					June 30, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(41)	$(152)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(112)	(237)
$50,000					$(153)	$(389)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the six months ended June 30, 2017 and 2016 were $189,000 and $205,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

		June 30, 2017			December 31, 2016
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	29	$146,253	$(3,615)	50	$266,263	$(1,945)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	29	149,404	2,711	—	—	—
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	58	295,657	904	50	266,263	1,945
Total		116	$591,314	$—	100	$532,526	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive collateral for contracts in a net asset position as requested.

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

		June 30, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$24,694	$431	$12,310	$202
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	1,935	(21)	2,939	(15)
Total		$26,629	$410	$15,249	$187

For the three months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $235,000 and $92,000, respectively. For the six months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks were $223,000 and $384,000, respectively.

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

		June 30, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best-effort")	Other Assets	$10,433	$304	$14,250	$587
Forward delivery commitments ("best-effort")	Accrued interest and other liabilities	449	(7)	875	(309)
Total		$10,882	$297	$15,125	$278

For the three months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $137,000 and $0, respectively. For the six months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $19,000 and $0, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Effective portion of unrealized losses recognized within AOCI during the period, net of tax	$462	$1,309	$372	$3,652
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$413	$622	$868	$987
(1) Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $1.3 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2017.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 was issued to provide clarification about which changes to the terms or conditions of a share-based payment award would require application of modification accounting in Topic 718. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2017-09 is to be applied prospectively effective as of the adoption date.

During the three months ended June 30, 2017, the Company elected to early adopt ASU 2017-09, effective as of January 1, 2017. The Company has not had any modifications to its share-based awards for the six months ended June 30, 2017, and, as such, there was no impact upon adoption to the Company's consolidated financial statements for the three months and six months ended June 30, 2017.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 was issued to shorten the amortization period for certain callable debt securities purchased and carried at a premium, by requiring the premium to be amortized to the earliest call date of the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The

Company will adopt on a modified retrospective basis with any necessary adjustments to retained earnings as a cumulative-effect adjustment. While the Company continues to assess the impact of ASU 2017-08, it does not expect the ASU will have a material impact to its financial statements upon adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 was issued to improve the presentation of net periodic pension cost and net periodic postretirement by Companies to disaggregate the service cost component from the other components of net benefit cost, as well as provide other guidance to improve consistency, transparency and usefulness. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. ASU 2017-07 is to be applied upon adoption retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Company's consolidated statements of income. The other provisions of the ASU 2017-07 are not applicable to the Company. While the Company continues to assess the impact of ASU 2017-07, it does not expect the ASU will have a material impact to its financial statements upon adoption.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 was issued to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt the guidance under a modified-retrospective approach, whereby a cumulative-effect adjustment will be made to retained earnings upon adoption. The Company will use a prospective transition approach for debt securities for which an OTTI had been recognized before the effective date, as applicable.

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it anticipates the standard will have a material impact on the Company's consolidated financial statements upon adoption as it will require:

•
A change in the Company's assessment of its ALL and allowance on unused commitments as it will transition from an incurred loss model to an expected loss model, which will likely result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios.

•	May reduce the carrying value of the Company's HTM investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption.

•
Changes to the considerations when assessing AFS debt securities for OTTI, including (i) no longer considering the amount of time a security has been in an unrealized loss position and (ii) no longer considering the historical and implied volatility of a security and recoveries or declines in the fair value after the balance sheet date, as well as the presentation of OTTI as an allowance rather than a permanent write-down of the debt security.

•
Changes to the disclosure requirements to reflect the transition from an incurred loss methodology to an expected credit loss methodology, as well as certain disclosures of credit quality indicators in relation to the amortized cost of financing receivables disaggregated by year of origination (or vintage).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company will adopt under a modified-retrospective approach.

Upon adoption, ASU 2016-02 is will increase the Company's total assets and liabilities on its consolidated statements of condition as its operating leases will be accounted for as a right-of-use asset and a lease liability; however, the Company does not anticipate that upon adoption the ASU will have a material effect on its consolidated statements of income. The Company continues to evaluate the impact of adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). ASU 2016-01 was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU 2016-01 through a cumulative-effect adjustment to the balance sheet upon adoption.

The Company will adopt ASU 2016-01 effective January 1, 2018. Upon adoption, the Company will be required to recognize unrealized gains and losses on its equity securities directly through the Company's consolidated statements of income, whereas these equity securities currently are designated as AFS and unrealized gains and losses are recognized within AOCI. At June 30, 2017 and December 31, 2016, the fair value of the Company's equity securities was $1.2 million and $741,000, respectively, with a cost basis of $632,000. The Company does not anticipate this portion of ASU 2016-01 will materially impact the Company's financial position upon adoption.

ASU 2016-01 also requires Companies to utilize an "exit price" fair value methodology for purposes of disclosing the fair value of financial assets and liabilities not measured and reported at fair value on a recurring or non-recurring basis. The Company currently discloses the fair value of its loan portfolio segments using an "entry price" fair value methodology (as disclosed within Note 11).

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

The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 and is currently evaluating the potential impact on non-interest income on the Company's consolidated financial position, as well as other presentation and disclosure items. Additionally, the Company anticipates using the modified-retrospective transition method upon adoption.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-interest expense, as presented	$22,158	$22,330	$43,586	$45,239
Less: merger and acquisition costs	—	(177)	—	(821)
Adjusted non-interest expense	$22,158	$22,153	$43,586	$44,418
Net interest income, as presented	$28,626	$28,504	$56,481	$56,456
Add: effect of tax-exempt income	525	529	1,045	1,054
Non-interest income, as presented	9,888	10,552	18,460	18,469
Less: net gain on sale of securities	—	(4)	—	(4)
Adjusted net interest income plus non-interest income	$39,039	$39,581	$75,986	$75,975
Non-GAAP efficiency ratio	56.76%	55.97%	57.36%	58.46%
GAAP efficiency ratio	57.53%	57.17%	58.16%	60.38%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income, as presented	$28,626	$28,504	$56,481	$56,456
Add: effect of tax-exempt income	525	529	1,045	1,054
Net interest income, tax equivalent	$29,151	$29,033	$57,526	$57,510

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

	June 30, 2017	December 31, 2016
Tangible Book Value Per Share
Shareholders’ equity, as presented	$406,960	$391,547
Less: goodwill and other intangibles	(100,517)	(101,461)
Tangible shareholders’ equity	$306,443	$290,086
Shares outstanding at period end	15,512,914	15,476,379
Tangible book value per share	$19.75	$18.74
Book value per share	$26.23	$25.30
Tangible Common Equity Ratio
Total assets	$4,036,367	$3,864,230
Less: goodwill and other intangibles	(100,517)	(101,461)
Tangible assets	$3,935,850	$3,762,769
Tangible common equity ratio	7.79%	7.71%
Shareholders' equity to total assets	10.08%	10.13%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income, as presented	$10,234	$9,616	$20,310	$18,262
Amortization of intangible assets, net of tax(1)	307	309	614	619
Net income, adjusted for amortization of intangible assets	$10,541	$9,925	$20,924	$18,881
Average shareholders' equity	$403,623	$378,409	$398,976	$373,933
Less: average goodwill and other intangible assets	(100,745)	(103,203)	(100,986)	(103,502)
Average tangible equity	$302,878	$275,206	$297,990	$270,431
Return on average tangible equity	13.96%	14.50%	14.16%	14.04%
Return on average shareholders' equity	10.17%	10.22%	10.27%	9.82%

(1)	Assumed a 35% tax rate.

EXECUTIVE OVERVIEW

Operating Results
Net income for the three and six months ended June 30, 2017 was $10.2 million and $20.3 million, respectively, representing increases over the same periods last year of 6% and 11%. Diluted EPS for the three and six months ended June 30, 2017 was $0.66 per share and $1.30 per share, representing increases of 6% and 10%, respectively, over the same periods last year. Our return on average assets for the three and six months ended June 30, 2017 was 1.03% and 1.04%, respectively, while our return on average equity over the same periods was 10.17% and 10.27%.

The increase in net income for the second quarter of 2017 compared to the second quarter of 2016 was driven by a decrease in the provision for credit losses of $1.5 million, partially offset by a decrease in non-interest income of $664,000.

•
The provision for credit losses decreased $1.5 million to $1.4 million for the second quarter of 2017 compared to the second quarter of 2016, primarily due to $2.3 million of specific provision provided for two loans in the second quarter of 2016 that did not reoccur in the second quarter of 2017. This was partially offset by an increase in our net charge-offs to average loans ratio (annualized) for the second quarter of 2017 of 4 basis points to 0.11% compared to the second quarter of 2016.

•
Non-interest income decreased $664,000 to $9.9 million for the second quarter of 2017 compared to the second quarter of 2016, primarily due to less commercial back-to-back loan swap fee income of $903,000 and a decrease in bank-owned life insurance of $322,000. Non-interest income increased across all other channels, including debit card income, service charges and related fees, fiduciary services and brokerage and insurance commissions, compared to the second quarter of 2016.

The increase in net income for the six months ended June 30, 2017 compared to the same period last year was driven by a decrease in the provision for credit losses and non-interest expense of $1.7 million.

•
The provision for credit losses decreased $1.7 million to $2.0 million for the six months ended June 30, 2017 compared to the same period last year, primarily due to a lower net charge-offs to average loans ratio (annualized) for the first half of 2017 of 4 basis points to 0.05% and $2.3 million of specific provision in the first half of 2016 on two loans that did not reoccur in the first half of 2017. This was partially offset by loan growth in the first half of 2017 of $141.7 million compared to $95.1 million for the same period last year.

•
Non-interest expense decreased $1.7 million to $43.6 million for the six months ended June 30, 2017 compared to the same period last year, primarily driven by the absence of merger-related expenses for the first half of 2017 compared to $821,000 for the same period last year and a decrease in sub-servicing costs of $620,000 as we exited a sub-servicing contract effective December 31, 2016. Our efficiency ratio for the first half of 2017 was 57.36% compared to 58.46% for the same period last year.

Financial Condition
As of June 30, 2017 we reached $4.0 billion in total assets, an increase of $172.1 million, or 4%, since year end. Our asset growth for the first half of 2017 was driven by loan growth (excluding loans held for sale) of $141.7 million, or 5%, and a $34.7 million, or 4%, increase in our investments portfolio.

Total deposits at June 30, 2017 increased 4% since year-end to $2.9 billion, while total borrowings increased 7% to $641.7 million over the same period.

The Company and Bank, continue to maintain risk-based capital ratios in excess of the regulatory levels required for an institution to be considered “well capitalized.” At June 30, 2017, the Company’s total risk-based capital ratio and Tier I leverage capital ratio were 13.87% and 8.92%, respectively.

Tangible book value per share at June 30, 2017 increased 5% since year-end to $19.75 per share, while the tangible common equity ratio increased to 7.79% from 7.71% at December 31, 2016.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounted for 75% of total revenues (net interest income and non-interest income) for the six months ended June 30, 2017 and 2016, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income - Three months ended June 30, 2017 and 2016. Net interest income was $28.6 million for the second quarter of 2017 compared to $28.5 million for the second quarter of 2016, representing an increase of $122,000. The increase was driven by average loan growth of 5% for the second quarter of 2017 over the second quarter of 2016, partially offset by a decrease in our NIM for the second quarter of 2017 of 15 basis points to 3.19% over the same period, which was driven by a decrease in fair value mark accretion income and income from collection on previously charged-off loans of $1.3 million. Excluding the fair value mark accretion income and income from collections on previously charged-off acquired loans, our NIM was 3.09% for the second quarter of 2017 and 2016.

In the first half of 2017, the Federal Open Market Committee ("FOMC") raised the federal funds rate twice, 25 basis points each calendar quarter, for a total of 50 basis points. Excluding the loan fair value mark accretion income and income from collections on previously charged-off acquired loans recognized for the second quarter of 2017 and 2016 of $779,000 and $1.9 million, respectively, our loan yield, as adjusted, for the second quarter of 2017 was 4.11% compared to 4.04% for the second quarter of 2016. The increase in our yield, as adjusted, was the result of the prime rate increase as variable rate loans reprice and new loans are funded. However, as a result of the rate hike in the first half of 2017, our cost of funds has also increased. Excluding the fair value mark accretion recognized on CDs for the second quarter of 2017 and 2016 of $82,000 and $236,000, respectively, our cost of funds for the second quarter of 2017 and was 0.61% compared to 0.53% for the second quarter of 2016. The increase in our cost of funds was driven by the increased rates for FHLBB overnight borrowings and brokered deposits that were utilized to supplement funding of loan growth.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended June 30, 2017 and 2016:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2017			June 30, 2016
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$843,370	$4,826	2.29%	$801,752	$4,357	2.17%
Securities - nontaxable(1)	101,807	1,062	4.17%	102,712	1,093	4.26%
Loans(2)(3):
Residential real estate	826,353	8,506	4.12%	823,908	8,782	4.26%
Commercial real estate	1,114,508	11,423	4.05%	983,965	10,241	4.12%
Commercial(1)	334,761	3,582	4.23%	294,795	3,112	4.18%
Municipal(1)	18,268	156	3.42%	17,847	136	3.04%
Consumer	341,544	3,714	4.36%	362,735	3,758	4.17%
HPFC	53,843	1,195	8.78%	72,417	1,825	9.97%
Total loans	2,689,277	28,576	4.23%	2,555,667	27,854	4.34%
Total interest-earning assets	3,634,454	34,464	3.77%	3,460,131	33,304	3.83%
Cash and due from banks	84,381			84,267
Other assets	284,690			304,453
Less: ALL	(24,126)			(22,052)
Total assets	$3,979,399			$3,826,799
Liabilities & Shareholders' Equity
Deposits:
Demand	$392,789	$—	—%	$355,184	$—	—%
Interest checking	732,096	331	0.18%	729,907	228	0.13%
Savings	489,408	74	0.06%	448,594	66	0.06%
Money market	477,734	587	0.49%	490,815	537	0.44%
Certificates of deposit(3)	456,933	1,051	0.92%	483,823	933	0.78%
Total deposits	2,548,960	2,043	0.32%	2,508,323	1,764	0.28%
Borrowings:
Brokered deposits	349,762	944	1.08%	207,371	345	0.67%
Subordinated debentures	58,814	851	5.80%	58,658	849	5.82%
Other borrowings	577,450	1,475	1.02%	622,185	1,313	0.85%
Total borrowings	986,026	3,270	1.33%	888,214	2,507	1.14%
Total funding liabilities	3,534,986	5,313	0.60%	3,396,537	4,271	0.51%
Other liabilities	40,790			51,853
Shareholders' equity	403,623			378,409
Total liabilities & shareholders' equity	$3,979,399			$3,826,799
Net interest income (fully-taxable equivalent)		29,151			29,033
Less: fully-taxable equivalent adjustment		(525)			(529)
Net interest income		$28,626			$28,504
Net interest rate spread (fully-taxable equivalent)			3.17%			3.32%
Net interest margin (fully-taxable equivalent)			3.19%			3.34%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.09%			3.09%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended June 30, 2017 and 2016 totaling $861,000 and $2.1 million, respectively.

Net Interest Income - Six months ended June 30, 2017 and 2016. Net interest income of $56.5 million for the six months ended June 30, 2017 increased $25,000 compared to the same period last year. The increase was driven by average loan growth of 5% for the first six months of 2017 over the same period last year, partially offset by a decrease in our NIM of 15 basis points to 3.19% over the same period, which was driven by a decrease in fair value mark accretion income and income from collection on previously charged-off loans of $2.3 million. Excluding the fair value mark accretion income and income from collections on previously charged-off acquired loans, our NIM was 3.09% for the six months ended June 30, 2017 compared to 3.11% for the same period last year.

Excluding the loan fair value mark accretion income and income from collections on previously charged-off acquired loans recognized for the six months ended June 30, 2017 and 2016 of $1.5 million and $3.4 million, respectively, our loan yield, as adjusted, for the first half of 2017 was 4.07% compared to 4.06% for the same period last year. The increase in our yield, as adjusted, was the result of the prime rate increase in the first half of 2017 of 50 basis points as variable rate loans reprice and new loans are funded. However, as a result of the rate hike in the first half of 2017, our cost of funds has also increased. Excluding the fair value mark accretion recognized on CDs for the first half of 2017 and 2016 of $164,000 and $497,000, respectively, our cost of funds for the six months ended June 30, 2017 and was 0.58% compared to 0.53% for the same period last year. The increase in our cost of funds was driven by the increased rates for FHLBB overnight borrowings and brokered deposits that were utilized to supplement funding of loan growth.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the six months ended June 30, 2017 and 2016:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2017			June 30, 2016
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$838,294	$9,477	2.26%	$791,638	$8,608	2.17%
Securities - nontaxable(1)	102,364	2,143	4.19%	102,385	2,192	4.28%
Loans(2)(3):
Residential real estate	820,522	16,863	4.11%	826,002	17,250	4.18%
Commercial real estate	1,095,425	21,996	3.99%	966,418	20,296	4.15%
Commercial(1)	327,527	6,848	4.16%	282,004	6,266	4.39%
Municipal(1)	17,176	290	3.41%	15,636	255	3.27%
Consumer	342,156	7,372	4.34%	364,088	7,545	4.17%
HPFC	56,035	2,410	8.55%	74,424	3,398	9.03%
Total loans	2,658,841	55,779	4.19%	2,528,572	55,010	4.33%
Total interest-earning assets	3,599,499	67,399	3.74%	3,422,595	65,810	3.83%
Cash and due from banks	80,829			81,936
Other assets	285,190			301,759
Less: ALL	(23,689)			(21,668)
Total assets	$3,941,829			$3,784,622
Liabilities & Shareholders' Equity
Deposits:
Demand	$392,233	$—	—	$350,179	$—	—
Interest checking	724,560	600	0.17%	723,424	393	0.11%
Savings	489,226	147	0.06%	449,584	133	0.06%
Money market	480,807	1,127	0.47%	484,003	1,005	0.42%
Certificates of deposit(3)	460,340	2,060	0.90%	496,023	1,863	0.76%
Total deposits	2,547,166	3,934	0.31%	2,503,213	3,394	0.27%
Borrowings:
Brokered deposits	329,292	1,607	0.98%	204,767	757	0.74%
Junior subordinated debentures	58,795	1,695	5.81%	58,719	1,700	5.82%
Other borrowings	565,048	2,637	0.94%	592,206	2,449	0.83%
Total borrowings	953,135	5,939	1.26%	855,692	4,906	1.15%
Total funding liabilities	3,500,301	9,873	0.57%	3,358,905	8,300	0.50%
Other liabilities	42,552			51,784
Shareholders' equity	398,976			373,933
Total liabilities & shareholders' equity	$3,941,829			$3,784,622
Net interest income (fully-taxable equivalent)		57,526			57,510
Less: fully-taxable equivalent adjustment		(1,045)			(1,054)
Net interest income		$56,481			$56,456
Net interest rate spread (fully-taxable equivalent)			3.17%			3.33%
Net interest margin (fully-taxable equivalent)			3.19%			3.34%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.09%			3.11%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the six months ended June 30, 2017 and 2016 totaling $1.7 million and $3.9 million, respectively.

Provision for Credit Losses
The provision for credit losses is made up of the provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the second quarter of 2017 was $1.4 million, or 0.21% of average loans (annualized), compared to $2.9 million, or 0.45% of average loans (annualized), for the second quarter of 2016. The provision for loan losses for the six months ended June 30, 2017 was $2.0 million, or 0.15% of average loans (annualized), compared to $3.7 million, or 0.29% of average loans (annualized), for the same period last year.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statement of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Debit card income	1,992	1,854	$138	7%	$3,826	$3,756	$70	2%
Service charges on deposit accounts	1,957	1,833	124	7%	3,780	3,557	223	6%
Mortgage banking income, net	1,937	1,706	231	14%	3,490	2,514	976	39%
Income from fiduciary services	1,355	1,342	13	1%	2,602	2,511	91	4%
Bank-owned life insurance	570	892	(322)	(36)%	1,147	1,314	(167)	(13)%
Brokerage and insurance commissions	548	517	31	6%	1,001	975	26	3%
Other service charges and fees	501	477	24	5%	969	903	66	7%
Net gain on sale of securities	—	4	(4)	(100)%	—	4	(4)	(100)%
Other income	1,028	1,927	(899)	(47)%	1,645	2,935	(1,290)	(44)%
Total non-interest income	$9,888	$10,552	$(664)	(6)%	$18,460	$18,469	$(9)	—%
Non-interest income as a percentage of total revenues(1)	26%	27%			25%	25%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income - Three Months Ended June 30, 2017 and 2016. The significant changes in non-interest income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 included:

•
A decrease in other income driven by (i) a decrease in fees from customer loan swaps of $526,000 and (ii) exiting a sub-servicing contract effective December 31, 2016 that eliminated the income stream and resulted in a decrease in sub-servicing income of $330,000.

•	A decrease in bank-owned life insurance primarily due to death benefit income of $394,000 in the second quarter of 2016 that was not received in the second quarter of 2017.

Non-Interest Income - Six Months Ended June 30, 2017 and 2016. The significant changes in non-interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 included:

•
A decrease in other income driven by (i) exiting a sub-servicing contract effective December 31, 2016 that eliminated the income stream and resulted in a decrease in sub-servicing income of $693,000 and (ii) a decrease in fees from customer loan swaps of $540,000.

•
An increase in mortgage banking income driven by (i) a reduction in the impairment of our MSR portfolio that drove an increase in net MSR income of $587,000 and (ii) an increase in net gains on residential mortgage loan sales of $490,000 driven by an increase in average rate earned upon sale.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$12,376	$11,999	$377	3%	$24,523	$23,590	$933	4%
Furniture, equipment and data processing	2,450	2,381	69	3%	4,775	4,808	(33)	(1)%
Net occupancy costs	1,689	1,790	(101)	(6)%	3,635	3,667	(32)	(1)%
Consulting and professional fees	853	982	(129)	(13)%	1,698	1,867	(169)	(9)%
Debit card expense	712	718	(6)	(1)%	1,372	1,438	(66)	(5)%
Regulatory assessments	488	774	(286)	(37)%	1,033	1,495	(462)	(31)%
Amortization of intangible assets	472	476	(4)	(1)%	944	952	(8)	(1)%
Other real estate owned and collection costs, net	344	496	(152)	(31)%	300	1,152	(852)	(74)%
Merger and acquisition costs	—	177	(177)	(100)%	—	821	(821)	(100)%
Other expenses	2,774	2,537	237	9%	5,306	5,449	(143)	(3)%
Total non-interest expense	$22,158	$22,330	$(172)	(1)%	$43,586	$45,239	$(1,653)	(4)%
Efficiency ratio	56.76%	55.97%			57.36%	58.46%

Non-Interest Expense - Three Months Ended June 30, 2017 and 2016. The significant changes in non-interest expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

•	An increase in salaries and employee benefits costs of 3% driven by normal annual merit increases and higher insurance-related costs.

•	A decrease in regulatory assessments costs driven by the change in the FDIC fee structure that went into effect for the third quarter of 2016 that reduced our fee assessment rate.

•	A decrease in other real estate owned and collection costs was primarily due to a decrease in sub-servicing costs of $201,000 upon exiting a sub-servicing contract effective December 31, 2016.

•
An increase in other expenses driven by an increase in marketing and advertising costs of $194,000 associated with various loan and deposit product promotions and campaigns in the second quarter of 2017 that did not occur in the second quarter of 2016.

Non-Interest Expense - Six Months Ended June 30, 2017 and 2016. The significant changes in non-interest expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

•	An increase in salaries and employee benefits costs of 3% driven by normal annual merit increases and higher insurance-related costs of $168,000.

•	A decrease in regulatory assessments costs driven by the change in the FDIC fee structure that went into effect for the third quarter of 2016 that reduced our fee assessment rate.

•	A decrease in other real estate owned and collection costs was primarily due to a decrease in sub-servicing costs of $620,000 upon exiting a sub-servicing contract effective December 31, 2016.

Income Tax Expense
Our effective income tax rate for the three months ended June 30, 2017 was 31.6% compared to 30.7% for the three months ended June 30, 2016. Our effective income tax rate for the six months ended June 30, 2017 was 30.9% compared to 29.7% for the six months ended June 30, 2016. Refer to Note 7 of the consolidated financial statements for further details on the discrete period items impacting our effective tax rate each period.

At June 30, 2017 and December 31, 2016, net deferred tax assets totaled $36.5 million and $39.3 million, respectively, that are determined and reported utilizing a deferred tax rate of 35.0% based on current enacted tax rates. Should a change in the federal and/or state enacted tax rate occur, we would be required to record our net deferred tax assets at the newly issued enacted tax rate at that time, and a corresponding immediate benefit (assuming an increase in tax rates) or charge (assuming a decrease in tax rates) to income tax expenses would be recorded.

At June 30, 2017 and December 31, 2016, we did not carry any valuation allowances on our deferred tax assets.

FINANCIAL CONDITION

Overview
Total assets at June 30, 2017 were $4.0 billion, representing an increase of $172.1 million, or 4%, since year-end. The increase in assets was primarily driven by an increase in loan balances (excluding loans held for sale) of $141.7 million, or 5%, and investments of $34.7 million, or 4%.

Total deposits at June 30, 2017 were $2.9 billion, representing an increase of $112.3 million, or 4%, since year-end, while total borrowings of $641.7 million increased $42.0 million, or 7%, over the same period.

Total shareholders’ equity at June 30, 2017 was $407.0 million, an increase of $15.4 million, or 4%, since year-end.

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At June 30, 2017, our total investment securities holdings were $932.3 million, an increase of $34.7 million since December 31, 2016. For the six months ended June 30, 2017, we purchased $97.3 million of debt securities; we had maturities, calls and principal pay-downs of $67.7 million and net amortization of $1.5 million.

During the six months ended June 30, 2017, the $97.3 million of securities purchased were a combination of MBS and CMOs. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At June 30, 2017, we had a $4.4 million net unrealized loss on our AFS securities, net of tax, compared to a $6.1 million net unrealized loss, net of tax, at December 31, 2016. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

The duration of our investment securities portfolio decreased to 3.9 years at June 30, 2017 from 4.3 years at December 31, 2016. This decrease was due to the purchase of shorter duration MBS and CMOs during the quarter and a reduction in long term rates since year-end. MBS and CMO investments have a shorter weighted-average life than the municipal bonds. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of June 30, 2017 and concluded that no OTTI existed across our investment portfolio. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2016. Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company's process and methodology.

FHLBB and FRB Bank Stock
We are required to maintain a level of investment in FHLBB stock based on the Bank's level of our FHLBB advances. During the first six months of 2017, the Bank purchased $4.0 million of additional FHLBB stock. Our investment balance at June 30, 2017 and December 31, 2016 was $21.8 million and $17.8 million, respectively. No market exists for shares of FHLBB stock.

We are required to maintain a level of investment in FRBB stock based on the Company's shareholders' equity position. In the first six months of 2017, the Company did not purchase additional FRBB stock. Our investment balance at June 30, 2017 and December 31, 2016 was $5.4 million. No market exists for shares of FRBB stock.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 83% of our loan portfolio at June 30, 2017, followed by Massachusetts and New Hampshire, making up 7% and 5%, respectively.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016	Change
			($)	(%)
Residential real estate	$831,577	$802,494	$29,083	4%
Commercial real estate	1,138,756	1,050,780	87,976	8%
Commercial	370,701	333,639	37,062	11%
Consumer	327,083	329,907	(2,824)	(1)%
Home equity	17,035	17,332	(297)	(2)%
HPFC	51,117	60,412	(9,295)	(15)%
Total loans	$2,736,269	$2,594,564	$141,705	5%
Commercial Loan Portfolio	$1,560,574	$1,444,831	$115,743	8%
Retail Loan Portfolio	$1,175,695	$1,149,733	$25,962	2%
Commercial Portfolio Mix	57%	56%
Retail Portfolio Mix	43%	44%

For the six months ended June 30, 2017, we originated $180.8 million of residential mortgages and sold 50% of our production (including loans designated as held for sale at June 30, 2017).

The decrease in the HPFC loan portfolio of $9.3 million, or 15%, for the six months ended June 30, 2017 was due to the natural run-off of loan balances as we are no longer originating loans out of this loan segment.

At June 30, 2017, the principal balance of loans held for sale totaled $10.9 million, for which an unrealized loss of $98,000 was reported to carry it at fair value on our consolidated statements of condition. At December 31, 2016, the principal balance of loans held for sale totaled $15.1 million, for which an unrealized loss of $289,000 was reported to carry it at fair value on our consolidated statements of condition.

Asset Quality

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	June 30, 2017	December 31, 2016
Non-accrual loans:
Residential real estate	$4,890	$3,945
Commercial real estate	16,291	12,849
Commercial	2,056	2,088
Consumer and home equity loans	1,371	1,624
HPFC	1,083	207
Total non-accrual loans	25,691	20,713
Accruing loans past due 90 days	76	—
Accruing TDRs not included above	4,809	4,338
Total non-performing loans	30,576	25,051
Other real estate owned	341	922
Total non-performing assets	$30,917	$25,973
Non-accrual loans to total loans	0.94%	0.80%
Non-performing loans to total loans	1.12%	0.97%
ALL to non-performing loans	79.78%	92.28%
Non-performing assets to total assets	0.77%	0.67%
ALL to non-performing assets	78.90%	89.00%

Our non-accrual loans to total loans ratio increased 14 basis points to 0.94% at June 30, 2017 since year-end, and our non- performing assets to total assets ratio increased 10 basis points to 0.77% over the same period. The increase in non-accrual loans and non-performing assets within commercial real estate and residential real estate of $3.4 million and $945,000, respectively. The increase in non-accrual loans within commercial real estate was driven by one relationship and within residential real estate was driven by one loan. The increase in non-accrual loans was not indicative of credit deterioration across our customer base within these two loan segments.

At June 30, 2017, 72% of our non-accrual loans within commercial real estate and 46% of our total non-accrual loans were made up of one relationship. We continue to actively manage this loan relationship and, as of June 30, 2017, we believe we carry a sufficient ALL on this loan relationship.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2017, potential problem loans amounted to $3.5 million, or 0.13% of total loans and 0.22% of our commercial loan portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30, 2017	December 31, 2016
Accruing loans 30-89 days past due:
Residential real estate	$3,020	$2,470
Commercial real estate	3,442	971
Commercial	269	851
Consumer and home equity loans	1,378	1,018
HPFC	639	1,029
Total accruing loans 30-89 days past due	$8,748	$6,339
Accruing loans 30-89 days past due to total loans	0.32%	0.24%

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

The following table sets forth information concerning the activity in our ALL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2016
	2017	2016	2017	2016
ALL at the beginning of the period	$23,721	$21,339	$23,116	$21,166	$21,166
Provision for loan losses	1,403	2,854	1,984	3,724	5,269
Charge-offs:
Residential real estate	190	19	195	229	356
Commercial real estate	9	19	12	241	315
Commercial	145	203	281	429	2,218
Consumer and home equity	439	83	454	226	409
HPFC	81	302	81	302	507
Total charge-offs	864	626	1,023	1,427	3,805
Recoveries:
Residential real estate	4	31	4	71	95
Commercial real estate	10	34	113	43	50
Commercial	118	82	195	134	332
Consumer and home equity	2	3	5	6	9
HPFC	—	—	—	—	—
Total recoveries	134	150	317	254	486
Net (recoveries) charge-offs	730	476	706	1,173	3,319
ALL at the end of the period	$24,394	$23,717	$24,394	$23,717	$23,116
Components of allowance for credit losses:
Allowance for loan losses	$24,394	$23,717	$24,394	$23,717	$23,116
Liability for unfunded credit commitments	7	22	7	22	11
Balance of allowance for credit losses at end of the period	$24,401	$23,739	$24,401	$23,739	$23,127
Net charge-offs (annualized) to average loans	0.11%	0.07%	0.05%	0.09%	0.13%
Provision for loan losses (annualized) to average loans	0.21%	0.45%	0.15%	0.29%	0.21%
ALL to total loans	0.89%	0.92%	0.89%	0.92%	0.89%
ALL to net charge-offs (annualized)	835.41%	1,245.64%	1,727.62%	1,010.95%	696.47%

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

The increase in the ALL of $1.3 million, or 6%, since year-end to $24.4 million at June 30, 2017 was driven by loan growth of 5% and net charge-offs of $706,000 over the same period.

We believe the ALL of $24.4 million, or 0.89% of total loans and 79.78% of total non-performing loans, at June 30, 2017 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Core deposits (demand, interest checking, savings and money market) at June 30, 2017 increased $45.2 million, or 2%, since year-end to $2.1 billion driven by an increase in demand and interest checking of $17.2 million and $36.0 million, respectively. Over the same period, brokered deposits increased $79.1 million, or 29%, to $351.8 million, while total borrowings increased $42.0 million, or 7%, to $641.7 million over the same period. The increase in total borrowings was driven by a net increase in FHLBB borrowings (including overnight borrowings) of $50.6 million. We have used brokered deposits and FHLBB borrowings to supplement core deposit growth to fund our loan growth for the first half of 2017.

Shareholders' Equity. Total shareholders' equity at June 30, 2017 increased $15.4 million, or 4%, to $407.0 million, since year-end. The increase was primarily due to net income for the first half of 2017 of $20.3 million, partially offset by dividends declared for the first half of 2017 of $7.2 million (or $0.46 per share).

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2016
	2017	2016	2017	2016
Return on average assets	1.03%	1.01%	1.04%	0.97%	1.04%
Return on average equity	10.17%	10.22%	10.27%	9.82%	10.47%
Average equity to average assets	10.14%	9.89%	10.12%	9.88%	9.97%
Dividend payout ratio	35.03%	32.30%	35.28%	34.11%	32.22%
Book value per share(1)	$26.23	$24.96	$26.23	$24.96	$25.30
Tangible book value per share(1)	$19.75	$18.31	$19.75	$18.31	$18.74
Dividends declared per share(1)	$0.23	$0.20	$0.46	$0.40	$0.83

(1)	Per share data as of June 30, 2017 has been adjusted to reflect three-for-two stock split effective September 30, 2016.

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2017 and December 31, 2016, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2017, average deposits (excluding brokered deposits) of $2.5 billion increased $44.0 million, or 2%, compared to the same period last year. Average core deposits of $2.1 billion for the six months ended June 30, 2017 increased $79.6 million, or 4%, compared to the same period a year ago due to organic growth. Included within our money market deposits at June 30, 2017 were $68.8 million of deposits from Camden National Wealth Management which represents client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2017 average total borrowings (including brokered deposits) increased $97.4 million to $953.1 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $93.8 million as of June 30, 2017. We had no outstanding balances on these lines of credit at June 30, 2017. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2017. We had no outstanding balance on these lines of credit at June 30, 2017.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $407.0 million, $391.5 million and $384.9 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, which amounted to 10% of total assets for all of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2016.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $7.2 million, $6.2 million and $4.5 million for the six months ended June 30, 2017, 2016 and 2015, respectively. The Company's Board of Directors approved a $0.03 per share, or 15%, increase in the first quarter dividend to $0.23 per share and approved a $0.23 per share dividend for the second quarter of 2017, which drove the increase in dividends declared for the first six months of 2017 of $937,000 compared to the same period for 2016. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $10.6 million, $9.3 million and $6.2 million for the six months ended June 30, 2017, 2016 and 2015, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At June 30, 2017 and December 31, 2016, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At June 30, 2017, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$438,683	$166,168	$33,810	$7,211	$231,494
Commercial commitment letters	88,099	88,099	—	—	—
Residential loan origination	43,588	43,588	—	—	—
Letters of credit	3,093	3,093	—	—	—
Other commitments to extend credit	736	736	—	—	—
Total	$574,199	$301,684	$33,810	$7,211	$231,494

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. Additionally, we enter into agreements routinely as part of our normal business to manage deposits and borrowings. At June 30, 2017, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$5,880	$1,281	$2,134	$863	$1,602
Capital leases	1,128	126	253	259	490
FHLBB borrowings less than 90 days	330,000	330,000	—	—	—
FHLBB borrowings - other	85,000	75,000	10,000	—	—
Retail repurchase agreements	222,004	222,004	—	—	—
Junior subordinated debentures	44,280	—	—	—	44,280
Subordinated debentures	14,553				14,553
Total	$702,845	$628,411	$12,387	$1,122	$60,925

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

At June 30, 2017 we had $43.0 million of notional in interest rate swaps on our junior subordinated debentures that have been designated as hedges in accordance with GAAP. The arrangement allowed us to fix our floating rate debentures and mitigate our interest exposure in a rising rate environment. We assess the hedge relationship for effectiveness on a quarterly basis. At June 30, 2017 and December 31, 2016 we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the three and six months ended June 30, 2017 or 2016. At June 30, 2017 and December 31, 2016, our hedge on the aforementioned junior subordinated debentures was in an unrealized loss position of $8.3 million and $8.4 million, respectively. As these hedges were effective hedges at June 30, 2017 and December 31, 2016, the unrealized losses was recorded within AOCI, net of taxes.

At June 30, 2017 and December 31, 2016 we had $50.0 million of notional on two tranches interest rate swaps on 30-day FHLBB advances. One $25.0 million tranche has an expiration date of February 25, 2018 at a fixed interest rate of 1.54%, while the other $25.0 million tranche has an expiration date of February 25, 2019 at a fixed rate of 1.74%. We entered into these interest rate swaps to help mitigate our interest rate exposure on short-term borrowings in a rising interest rate environment. At June 30, 2017 and December 31, 2016, we concluded that each individual hedge on our remaining cash flows continues to be effective and no ineffectiveness on the hedge relationship has been recorded within our consolidated statements of income for the three and six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, our hedge on the aforementioned 30-day FHLBB advances was in an unrealized loss position of $153,000 and $389,000, respectively. As these hedges were effective hedges at June 30, 2017 and December 31, 2016, the unrealized losses was recorded within AOCI, net of taxes.

We are required, as part of contractual arrangements with our interest rate swap counterparties, to pledge collateral should our interest rate swap positions be in a net unrealized loss position, or receive collateral from the counterparty if their interest rate swap positions are in a net unrealized loss position. We maintain a master netting agreement with the counterparty and thus post collateral (or receive collateral when requested) based on the net position of the interest rate swaps.

Refer to Note 12 of the consolidated financial statements for further discussion.

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

At June 30, 2017 and December 31, 2016, we had a notional amount of $295.7 million and $266.3 million, respectively, in interest rate swap agreements with commercial customers and an equal notional amount with a counterparty related to our commercial loan swap program. We did not elect to account for this derivative program as a hedge in accordance with GAAP. At June 30, 2017 and December 31, 2016, the fair value of these arrangements were $3.6 million and $1.9 million, respectively, and were recorded gross on our consolidated statements of condition as assets and liabilities. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change our interest rate risk or present any material exposure to our consolidated statements of income.

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

Refer to Note 12 of the consolidated financial statements for further discussion.

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

At June 30, 2017 and December 31, 2016, we had a notional amount of $26.6 million and $15.2 million, respectively, of interest rate lock commitments on mortgages within our loan pipeline for which we intend to sell. At June 30, 2017 and December 31, 2016, the fair value of our interest rate locks was $410,000 and $187,000, respectively. For the three months ended June 30, 2017 and 2016, we recorded the change in unrealized gains on these interest rate lock commitments of $235,000 and $92,000, respectively, within mortgage banking income, net within our consolidated statements of income. For the six months ended June 30, 2017 and 2016, we recorded the change in unrealized gains (losses) on these interest rate lock commitments of ($223,000) and $384,000, respectively, within mortgage banking income, net within our consolidated statements of income.

At June 30, 2017 and December 31, 2016, we had a notional amount of $10.8 million and $15.1 million, respectively, of forward delivery commitments to secondary market investors accounted for as a derivative. At June 30, 2017 and December 31, 2016, the fair value of our forward delivery commitments was $297,000 and $278,000, respectively. For the three months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on our forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $137,000 and $0, respectively. For the six months ended June 30, 2017 and 2016, the net unrealized gain from the change in fair value on our forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $19,000 and $0, respectively.

Refer to Note 12 of the consolidated financial statements for further discussion.

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

As of June 30, 2017 and 2016, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2017	June 30, 2016
Year 1
+200 basis points	(1.32)%	(2.00)%
-100 basis points	(1.86)%	(1.33)%
Year 2
+200 basis points	3.78%	1.31%
-100 basis points	(7.74)%	(7.83)%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2017, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $50.0 million notional principal amount of forward-starting interest swap agreements related to our short-term funding and $302.9 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 4, 2017
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	August 4, 2017
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer