Form 10-Q
period 2017-09-30
CAMDEN NATIONAL CORP
filed 2017-11-03
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Outstanding at October 27, 2017:  Common stock (no par value) 15,516,049 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$89,435	$87,707
Investments:
Available-for-sale securities, at fair value	797,251	779,867
Held-to-maturity securities, at amortized cost	94,207	94,609
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	24,560	23,203
Total investments	916,018	897,679
Loans held for sale, at fair value	12,997	14,836
Loans	2,748,290	2,594,564
Less: allowance for loan losses	(24,413)	(23,116)
Net loans	2,723,877	2,571,448
Goodwill	94,697	94,697
Other intangible assets	5,347	6,764
Bank-owned life insurance	86,869	78,119
Premises and equipment, net	42,422	42,873
Deferred tax assets	36,344	39,263
Other assets	31,937	30,844
Total assets	$4,039,943	$3,864,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$476,386	$406,934
Interest checking	758,568	701,494
Savings and money market	976,246	979,263
Certificates of deposit	498,965	468,203
Brokered deposits	246,248	272,635
Total deposits	2,956,413	2,828,529
Short-term borrowings	538,997	530,129
Long-term borrowings	10,738	10,791
Subordinated debentures	58,872	58,755
Accrued interest and other liabilities	60,557	44,479
Total liabilities	3,625,577	3,472,683
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,515,577 and 15,476,379 on September 30, 2017 and December 31, 2016, respectively	156,561	156,041
Retained earnings	270,316	249,415
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(5,165)	(6,085)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,344)	(5,694)
Net unrecognized losses on postretirement plans, net of tax	(2,002)	(2,130)
Total accumulated other comprehensive loss	(12,511)	(13,909)
Total shareholders’ equity	414,366	391,547
Total liabilities and shareholders’ equity	$4,039,943	$3,864,230
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$29,350	$27,395	$84,835	$82,117
Interest on U.S. government and sponsored enterprise obligations	4,177	4,049	12,788	12,055
Interest on state and political subdivision obligations	686	702	2,079	2,127
Interest on federal funds sold and other investments	497	448	1,362	1,051
Total interest income	34,710	32,594	101,064	97,350
Interest Expense
Interest on deposits	3,027	2,204	8,568	6,355
Interest on borrowings	1,665	1,161	4,302	3,610
Interest on subordinated debentures	858	857	2,553	2,557
Total interest expense	5,550	4,222	15,423	12,522
Net interest income	29,160	28,372	85,641	84,828
Provision for credit losses	817	1,279	2,797	5,003
Net interest income after provision for credit losses	28,343	27,093	82,844	79,825
Non-Interest Income
Debit card income	2,061	1,894	5,887	5,650
Service charges on deposit accounts	1,852	1,799	5,632	5,356
Mortgage banking income, net	2,076	2,407	5,566	4,921
Income from fiduciary services	1,229	1,225	3,831	3,736
Bank-owned life insurance	603	585	1,750	1,899
Brokerage and insurance commissions	600	594	1,601	1,569
Other service charges and fees	589	591	1,558	1,494
Net gain on sale of securities	827	—	827	4
Other income	462	1,906	2,107	4,841
Total non-interest income	10,299	11,001	28,759	29,470
Non-Interest Expense
Salaries and employee benefits	12,359	12,044	36,882	35,634
Furniture, equipment and data processing	2,429	2,349	7,204	7,157
Net occupancy costs	1,599	1,685	5,234	5,352
Consulting and professional fees	714	742	2,412	2,609
Debit card expense	662	669	2,034	2,107
Regulatory assessments	574	667	1,607	2,162
Amortization of intangible assets	473	475	1,417	1,427
Other real estate owned and collection costs, net	258	877	558	2,029
Merger and acquisition costs	—	45	—	866
Other expenses	2,757	2,596	8,063	8,045
Total non-interest expense	21,825	22,149	65,411	67,388
Income before income tax expense	16,817	15,945	46,192	41,907
Income tax expense	5,478	5,042	14,543	12,742
Net Income	$11,339	$10,903	$31,649	$29,165

Per Share Data
Basic earnings per share	$0.72	$0.70	$2.03	$1.88
Diluted earnings per share	$0.72	$0.70	$2.02	$1.88
Weighted average number of common shares outstanding	15,515,189	15,425,452	15,505,698	15,410,310
Diluted weighted average number of common shares outstanding	15,589,008	15,507,561	15,580,072	15,483,320

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net Income	$11,339	$10,903	$31,649	$29,165
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of $142, $405, ($784) and ($5,599), respectively	(262)	(752)	1,458	10,399
Net reclassification adjustment for net gains included in net income, net of tax of $289, $0, $289 and $1, respectively(1)	(538)	—	(538)	(3)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(800)	(752)	920	10,396
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax of $43, ($107), $243 and $1,859, respectively	(80)	199	(452)	(3,453)
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($128), ($187), ($432) and ($532), respectively(2)	238	347	802	989
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	158	546	350	(2,464)
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($23), ($20), ($69) and ($62), respectively(3)	42	39	128	115
Other comprehensive income (loss)	(600)	(167)	1,398	8,047
Comprehensive Income	$10,739	$10,736	$33,047	$37,212

(1)	Reclassified into the consolidated statements of income in net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest expense.

(3)	Reclassified into the consolidated statements of income in salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding(1)	Amount	Retained Earnings
Balance at December 31, 2015	15,330,717	$153,083	$222,329	$(12,222)	$363,190
Cumulative effect adjustment(2)	—	72	(72)	—	—
Cash in-lieu, stock split(3)	(173)	(5)	—	—	(5)
Net income	—	—	29,165	—	29,165
Other comprehensive income, net of tax	—	—	—	8,047	8,047
Stock-based compensation expense	—	1,521	—	—	1,521
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	104,312	593	—	—	593
Cash dividends declared ($0.60 per share)(1)	—	—	(9,330)	—	(9,330)
Balance at September 30, 2016	15,434,856	$155,264	$242,092	$(4,175)	$393,181

Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	31,649	—	31,649
Other comprehensive income, net of tax	—	—	—	1,398	1,398
Stock-based compensation expense	—	1,135	—	—	1,135
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	39,198	(615)	—	—	(615)
Cash dividends declared ($0.69 per share)	—	—	(10,748)	—	(10,748)
Balance at September 30, 2017	15,515,577	$156,561	$270,316	$(12,511)	$414,366

(1)	Share and per share amounts as of December 31, 2015 have been adjusted to reflect the three-for-two stock split effective September 30, 2016.

(2)
In the second quarter of 2016, the Company adopted ASU 2016-09, effective January 1, 2016. The Company made a policy election to not estimate the forfeiture rate in the accounting for share-based compensation on its unvested share-based awards. The change in policy was accounted for on a modified-retrospective basis and represents the cumulative effect adjustment to shareholders' equity.

(3)	In the third quarter of 2016, the Company paid shareholders cash in-lieu of fractional shares of common stock in connection with the three-for-two stock split effective September 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Operating Activities
Net Income	$31,649	$29,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,797	5,003
Depreciation and amortization expense	2,789	3,498
Purchase accounting accretion, net	(2,204)	(3,792)
Investment securities amortization and accretion, net	2,350	2,234
Stock-based compensation expense	1,135	1,521
Amortization of intangible assets	1,417	1,427
Net gain on sale of investment securities	(827)	(4)
Net increase in other real estate owned valuation allowance and gain on disposition	(60)	(147)
Originations of mortgage loans held for sale	(148,661)	(180,182)
Proceeds from the sale of mortgage loans	155,086	170,765
Gain on sale of mortgage loans, net of origination costs	(4,323)	(4,171)
(Increase) decrease in other assets	(82)	7,533
Increase in other liabilities	1,325	154
Net cash provided by operating activities	42,391	33,004
Investing Activities
Proceeds from the sale and maturity of available-for-sale securities	124,548	105,863
Purchase of available-for-sale securities	(127,684)	(130,254)
Purchase of held-to-maturity securities	—	(10,448)
Net increase in loans	(153,629)	(101,732)
Purchase of bank-owned life insurance, net of death benefit proceeds	(7,000)	(16,122)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(8,304)	(7,341)
Proceeds from sale of Federal Home Loan Bank stock	6,947	5,652
Proceeds from the sale of other real estate owned	641	672
Recoveries of previously charged-off loans	442	381
Purchase of premises and equipment	(2,378)	(1,507)
Proceeds from the sale of premises and equipment	137	90
Net cash used by investing activities	(166,280)	(154,746)
Financing Activities
Net increase in deposits	128,131	163,563
Net proceeds from borrowings less than 90 days	33,841	36,846
Repayments on Federal Home Loan Bank long-term advances	(20,000)	(25,000)
Repayments of wholesale repurchase agreements	(5,000)	(25,000)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(615)	593
Cash dividends paid on common stock	(10,740)	(9,290)
Net cash provided by financing activities	125,617	141,712
Net increase in cash and cash equivalents	1,728	19,970
Cash and cash equivalents at beginning of period	87,707	79,488
Cash and cash equivalents at end of period	$89,435	$99,458
Supplemental information
Interest paid	$15,383	$12,673
Unsettled purchases of investment securities	13,954	—
Income taxes paid	11,559	4,844
Transfer from loans to other real estate owned	—	32
Measurement-period adjustments	—	960
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of September 30, 2017 and December 31, 2016, the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2017 and 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and nine months ended September 30, 2017 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2016 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information." The following was provided to aid the reader and provide a reference page when reviewing this section of the Form 10-Q.

AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
Board ALCO:	Board of Directors' Asset/Liability Committee	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
BSA:	Bank Secrecy Act	MSPP:	Management Stock Purchase Plan
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Account Registry System	NIM:	Net interest margin on a fully-taxable basis
CDs:	Certificate of deposits	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CNWM:	Camden National Wealth Management, a division of Camden National Bank	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructured loan
FDIC:	Federal Deposit Insurance Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLB:	Federal Home Loan Bank	U.S.:	United States of America
FHLBB:	Federal Home Loan Bank of Boston	USD:	United States Dollar
FRB:	Board of Governors of the Federal Reserve System	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
Freddie Mac:	Federal Home Loan Mortgage Corporation	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

NOTE 2 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,339	$10,903	$31,649	$29,165
Dividends and undistributed earnings allocated to participating securities(1)	(46)	(54)	(134)	(134)
Net income available to common shareholders	$11,293	$10,849	$31,515	$29,031
Weighted-average common shares outstanding for basic EPS	15,515,189	15,425,452	15,505,698	15,410,310
Dilutive effect of stock-based awards(2)	73,819	82,109	74,374	73,010
Weighted-average common and potential common shares for diluted EPS	15,589,008	15,507,561	15,580,072	15,483,320
Earnings per common share(1):
Basic EPS	$0.72	$0.70	$2.03	$1.88
Diluted EPS	$0.72	$0.70	$2.02	$1.88
Awards excluded from the calculation of diluted EPS(3):
Stock options	—	—	—	18,375
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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
AFS Securities:
Obligations of states and political subdivisions	$7,233	$132	$—	$7,365
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	524,763	961	(4,620)	521,104
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	267,096	131	(4,837)	262,390
Subordinated corporate bonds	5,483	168	—	5,651
Total AFS debt securities	804,575	1,392	(9,457)	796,510
Equity securities	623	118	—	741
Total AFS securities	$805,198	$1,510	$(9,457)	$797,251
HTM Securities:
Obligations of states and political subdivisions	$94,207	$1,169	$(282)	$95,094
Total HTM securities	$94,207	$1,169	$(282)	$95,094
December 31, 2016
AFS Securities:
Obligations of states and political subdivisions	$8,848	$153	$—	$9,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	485,222	2,515	(7,115)	480,622
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	289,046	265	(5,421)	283,890
Subordinated corporate bonds	5,481	132	—	5,613
Total AFS debt securities	788,597	3,065	(12,536)	779,126
Equity securities	632	109	—	741
Total AFS securities	$789,229	$3,174	$(12,536)	$779,867
HTM Securities:
Obligations of states and political subdivisions	$94,609	$618	$(631)	$94,596
Total HTM securities	$94,609	$618	$(631)	$94,596

Net unrealized losses on AFS securities at September 30, 2017 included in AOCI amounted to $5.2 million, net of a deferred tax benefit of $2.7 million. Net unrealized losses on AFS securities at December 31, 2016 included in AOCI amounted to $6.1 million, net of a deferred tax benefit of $3.3 million.

During the first nine months of 2017, the Company purchased investment securities totaling $141.6 million, all of which were designated as AFS securities.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at September 30, 2017 and December 31, 2016, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$345,629	$(3,127)	$47,553	$(1,493)	$393,182	$(4,620)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	134,761	(1,579)	88,177	(3,258)	222,938	(4,837)
Total AFS securities	$480,390	$(4,706)	$135,730	$(4,751)	$616,120	$(9,457)
HTM Securities:
Obligations of states and political subdivisions	$15,234	$(193)	$2,361	$(89)	$17,595	$(282)
Total HTM securities	$15,234	$(193)	$2,361	$(89)	$17,595	$(282)
December 31, 2016
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$348,579	$(5,780)	$29,496	$(1,335)	$378,075	$(7,115)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	163,412	(2,906)	74,212	(2,515)	237,624	(5,421)
Total AFS securities	$511,991	$(8,686)	$103,708	$(3,850)	$615,699	$(12,536)
HTM Securities:
Obligations of states and political subdivisions	$42,805	$(631)	$—	$—	$42,805	$(631)
Total HTM securities	$42,805	$(631)	$—	$—	$42,805	$(631)

At September 30, 2017 and December 31, 2016, the Company held 177 and 209 investment securities with a fair value of $633.7 million and $658.5 million that were in an unrealized loss position totaling $9.7 million and $13.2 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $135.7 million and $103.7 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $4.8 million and $3.9 million at September 30, 2017 and December 31, 2016, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on investments and is not indicative of an overall change in credit quality or other factors with the Company's investment portfolio. At September 30, 2017 and December 31, 2016, gross unrealized losses on the Company's AFS and HTM securities were 1.5% and 2.0%, respectively, of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2017 until the decline in value has recovered.

Sale of Securities
The following table details the Company's sales of AFS securities for the period indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales of securities	$20,269	$—	$20,269	$84
Gross realized gains	841	—	841	4
Gross realized losses	(14)	—	(14)	—

For the three and nine months ended September 30, 2017, the Company sold certain AFS securities with a total amortized cost of $19.4 million and recorded net gains on the sale of AFS securities of $827,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

For the nine months ended September 30, 2016, the Company sold certain AFS securities with a total amortized cost of $80,000 and recorded net gains on the sale of AFS securities of $4,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The cost basis of securities sold is measured on a specific identification basis.

FHLBB and FRB Stock
As of September 30, 2017 and December 31, 2016, the Company's investment in FHLBB stock was $19.2 million and $17.8 million, respectively. As of September 30, 2017 and December 31, 2016, the Company's investment in FRB stock was $5.4 million.

Securities Pledged
At September 30, 2017 and December 31, 2016, securities with an amortized cost of $714.0 million and $597.3 million and estimated fair values of $707.2 million and $589.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities
The amortized cost and estimated fair values of debt securities by contractual maturity at September 30, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$1,581	$1,585
Due after one year through five years	100,951	100,901
Due after five years through ten years	176,090	175,368
Due after ten years	525,953	518,656
	$804,575	$796,510
HTM Securities
Due in one year or less	$754	$757
Due after one year through five years	4,737	4,798
Due after five years through ten years	7,011	7,121
Due after ten years	81,705	82,418
	$94,207	$95,094

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Residential real estate	$852,851	$802,494
Commercial real estate	1,131,883	1,050,780
Commercial	369,155	333,639
Home equity	328,328	329,907
Consumer	18,123	17,332
HPFC	47,950	60,412
Total loans	$2,748,290	$2,594,564

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	September 30, 2017	December 31, 2016
Net unamortized fair value mark discount on acquired loans	$6,782	$8,810
Net unamortized loan origination costs	(612)	(66)
Total	$6,170	$8,744

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

Effective January 1, 2017, the Company's internal policy for assessing individual loans for impairment was changed to increase the principal balance threshold for a loan from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status. There were no other significant changes in the Company's ALL methodology during the nine months ended September 30, 2017.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Nine Months Ended September 30, 2017
ALL for the three months ended:
Beginning balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
Loans charged off	(238)	(69)	(369)	(11)	(28)	(193)	(908)
Recoveries	26	25	59	1	9	5	125
Provision (credit)(1)	273	(8)	256	93	32	156	802
Ending balance	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
ALL for the nine months ended:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(433)	(81)	(650)	(403)	(90)	(274)	(1,931)
Recoveries	30	138	254	2	13	5	442
Provision(1)	785	585	862	384	91	79	2,786
Ending balance	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
ALL balance attributable to loans:
Individually evaluated for impairment	$464	$1,470	$—	$—	$—	$—	$1,934
Collectively evaluated for impairment	4,078	11,326	4,221	2,177	195	482	22,479
Total ending ALL	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
Loans:
Individually evaluated for impairment	$4,792	$6,373	$1,842	$423	$—	$—	$13,430
Collectively evaluated for impairment	848,059	1,125,510	367,313	327,905	18,123	47,950	2,734,860
Total ending loans balance	$852,851	$1,131,883	$369,155	$328,328	$18,123	$47,950	$2,748,290
For The Three and Nine Months Ended September 30, 2016
ALL for the three months ended:
Beginning balance	$4,431	$11,559	$4,558	$2,946	$193	$30	$23,717
Loans charged off	—	(32)	(1,541)	(44)	(19)	(205)	(1,841)
Recoveries	1	7	118	—	1	—	127
Provision (credit)(1)	163	1,046	148	(335)	(13)	278	1,287
Ending balance	$4,595	$12,580	$3,283	$2,567	$162	$103	$23,290
ALL for the nine months ended:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(229)	(273)	(1,970)	(229)	(60)	(507)	(3,268)
Recoveries	72	50	252	2	5	—	381
Provision(1)	207	2,371	1,760	63	24	586	5,011
Ending balance	$4,595	$12,580	$3,283	$2,567	$162	$103	$23,290
ALL balance attributable to loans:
Individually evaluated for impairment	$511	$1,284	$—	$88	$—	$74	$1,957
Collectively evaluated for impairment	4,084	11,296	3,283	2,479	162	29	21,333
Total ending ALL	$4,595	$12,580	$3,283	$2,567	$162	$103	$23,290
Loans:
Individually evaluated for impairment	$4,551	$13,286	$2,243	$489	$7	$106	$20,682
Collectively evaluated for impairment	792,485	1,041,021	322,179	332,606	17,409	65,627	$2,571,327
Total ending loans balance	$797,036	$1,054,307	$324,422	$333,095	$17,416	$65,733	$2,592,009

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2016
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	(3,805)
Recoveries	95	50	332	2	7	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
ALL balance attributable to loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	2,574,310
Total ending loans balance	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2017 and 2016, and December 31, 2016, the reserve for unfunded commitments was $22,000, $14,000 and $11,000, respectively.

The following reconciles the three and nine months ended September 30, 2017 and 2016, and year ended December 31, 2016 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2016
	2017	2016	2017	2016
Provision for loan losses	$802	$1,287	$2,786	$5,011	$5,269
Change in reserve for unfunded commitments	15	(8)	11	(8)	(11)
Provision for credit losses	$817	$1,279	$2,797	$5,003	$5,258

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of September 30, 2017, the non-residential building operators' industry exposure was 11% of the Company's total loan portfolio and 27% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2017.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
September 30, 2017
Pass (Grades 1-6)	$841,539	$1,086,856	$361,343	$—	$—	$45,920	$2,335,658
Performing	—	—	—	326,702	18,123	—	344,825
Special Mention (Grade 7)	933	16,663	1,770	—	—	209	19,575
Substandard (Grade 8)	10,379	28,364	4,645	—	—	1,821	45,209
Doubtful (Grade 9)	—	—	1,397	—	—	—	1,397
Non-performing	—	—	—	1,626	—	—	1,626
Total	$852,851	$1,131,883	$369,155	$328,328	$18,123	$47,950	$2,748,290
December 31, 2016
Pass (Grades 1-6)	$789,554	$1,003,386	$321,148	$—	$—	$58,943	$2,173,031
Performing	—	—	—	328,287	17,328	—	345,615
Special Mention (Grade 7)	2,387	5,724	5,598	—	—	257	13,966
Substandard (Grade 8)	10,553	41,670	5,437	—	—	1,212	58,872
Doubtful (Grade 9)	—	—	1,456	—	—	—	1,456
Non-performing	—	—	—	1,620	4	—	1,624
Total	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2017
Residential real estate	$3,308	$157	$3,393	$6,858	$845,993	$852,851	$—	$4,465
Commercial real estate	1,036	1,260	5,761	8,057	1,123,826	1,131,883	—	5,887
Commercial	721	—	1,484	2,205	366,950	369,155	—	1,830
Home equity	1,022	284	1,375	2,681	325,647	328,328	—	1,626
Consumer	29	15	—	44	18,079	18,123	—	—
HPFC	646	834	297	1,777	46,173	47,950	—	838
Total	$6,762	$2,550	$12,310	$21,622	$2,726,668	$2,748,290	$—	$14,646
December 31, 2016
Residential real estate	$1,783	$924	$2,904	$5,611	$796,883	$802,494	$—	$3,945
Commercial real estate	855	223	12,625	13,703	1,037,077	1,050,780	—	12,849
Commercial	633	218	1,675	2,526	331,113	333,639	—	2,088
Home equity	892	134	1,321	2,347	327,560	329,907	—	1,620
Consumer	38	—	4	42	17,290	17,332	—	4
HPFC	438	688	110	1,236	59,176	60,412	—	207
Total	$4,639	$2,187	$18,639	$25,465	$2,569,099	$2,594,564	$—	$20,713

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $187,000, $673,000, $251,000, and $675,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Residential real estate	25	21	$3,728	$3,221	$464	$483
Commercial real estate	3	3	987	1,008	19	—
Commercial	8	10	1,393	1,502	—	—
Home equity	2	1	308	16	—	—
Total	38	35	$6,416	$5,747	$483	$483

At September 30, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.2 million and $1.3 million, respectively. At December 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.3 million and $1.4 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three and nine months ended September 30, 2017 and 2016:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2017	2016	2017	2016	2017	2016	2017	2016
For the three months ended
Commercial:
Maturity concession	—	6	$—	$1,344	$—	$1,652	$—	$—
Residential real estate:
Interest rate concession	1	—	134	—	145	—	—	—
Maturity concession	1	—	147	—	147	—	—	—
Interest rate and maturity concession	1	—	148	—	156	—	29	—
Total	3	6	$429	$1,344	$448	$1,652	$29	$—
For the nine months ended
Commercial:
Maturity concession	—	6	$—	$1,344	$—	$1,652	$—	$—
Residential real estate:
Interest rate concession	1	—	134	—	145	—	—	—
Maturity concession	2	—	298	—	298	—	15	—
Interest rate and maturity concession	1	—	148	—	156	—	29	—
Home equity:
Interest rate and maturity concession	1	—	315	—	315	—	—	—
Total	5	6	$895	$1,344	$914	$1,652	$44	$—

For the three and nine months ended September 30, 2017 and 2016, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three and nine months ended September 30, 2017 and 2016, and as of and for the year-ended December 31, 2016:

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
September 30, 2017:
With an allowance recorded:
Residential real estate	$3,262	$3,262	$464	$3,194	$48	$3,084	$103
Commercial real estate	5,589	5,589	1,470	6,590	4	10,048	15
Commercial	—	—	—	82	—	41	—
Home equity	—	—	—	—	—	167	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	33	—
Ending balance	8,851	8,851	1,934	9,866	52	13,373	118
Without an allowance recorded:
Residential real estate	1,530	1,949	—	1,427	15	1,349	15
Commercial real estate	784	1,032	—	794	15	1,250	22
Commercial	1,842	3,015	—	1,891	(6)	1,959	8
Home equity	423	482	—	440	1	271	6
Consumer	—	—	—	—	(4)	3	—
HPFC	—	—	—	—	—	—	—
Ending balance	4,579	6,478	—	4,552	21	4,832	51
Total impaired loans	$13,430	$15,329	$1,934	$14,418	$73	$18,205	$169
September 30, 2016:
With an allowance recorded:
Residential real estate	$3,041	$3,041	$511	$3,050	$56	$3,108	$81
Commercial real estate	11,354	11,354	1,284	7,582	—	3,092	—
Commercial	—	—	—	1,782	—	1,016	—
Home equity	302	302	88	303	—	307	—
Consumer	—	—	—	—	—	—	—
HPFC	106	106	74	35	—	97	—
Ending Balance	14,803	14,803	1,957	12,752	56	7,620	81
Without an allowance recorded:
Residential real estate	1,510	1,996	—	1,731	7	2,275	7
Commercial real estate	1,932	2,427	—	2,015	33	2,322	37
Commercial	2,243	4,667	—	1,354	(11)	2,639	12
Home equity	187	374	—	188	3	181	—
Consumer	7	10	—	7	4	7	—
HPFC	—	—	—	—	—	—	—
Ending Balance	5,879	9,474	—	5,295	36	7,424	56
Total impaired loans	$20,682	$24,277	$1,957	$18,047	$92	$15,044	$137

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

Loan Sales:
For the three and nine months ended September 30, 2017 and 2016, the Company sold $59.9 million, $150.8 million, $71.4 million, and $166.6 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.6 million, $4.3 million, $2.0 million, and $4.2 million, respectively.

At September 30, 2017 and December 31, 2016, the Company had certain residential mortgage loans with a principal balance of $13.0 million and $15.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2017 and December 31, 2016, recorded an unrealized loss of $26,000 and $289,000, respectively. For the three and nine months ended September 30, 2017 and 2016, the Company recorded within mortgage banking income, net on its consolidated statements of income the net change in unrealized gains (losses) of $72,000, $263,000, $(55,000), and $99,000, respectively, on its loans held for sale.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2017 and December 31, 2016. The fair value of its forward delivery commitments at September 30, 2017 and December 31, 2016 was $313,000 and $278,000, respectively. For the three months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $16,000 and $0, respectively. For the nine months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $35,000 and $0, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:

At September 30, 2017 and December 31, 2016, the Company had $2.2 million and $1.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at September 30, 2017 and December 31, 2016.

Refer to Notes 3 and 10 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recognized goodwill and certain identifiable intangible assets in connection with certain business combinations in prior years.

Goodwill as of September 30, 2017 and December 31, 2016 for each reporting unit is shown in the table below:

	Goodwill
	Banking	Financial Services	Total
September 30, 2017 and December 31, 2016:
Goodwill, gross	$90,793	$7,474	$98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill at September 30, 2017 and December 31, 2016	$90,793	$3,904	$94,697

The changes in core deposit and trust relationship intangible assets for the nine months ended September 30, 2017 are shown in the table below:

	Core Deposit Intangible			Trust Relationship Intangible
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Total
Balance at December 31, 2016	$23,908	$(17,220)	$6,688	$753	$(677)	$76	$6,764
2017 amortization	—	(1,360)	(1,360)	—	(57)	(57)	(1,417)
Balance at September 30, 2017	$23,908	$(18,580)	$5,328	$753	$(734)	$19	$5,347

The following table reflects the expected amortization schedule for intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

	Core Deposit Intangible	Trust Relationship Intangible	Total
2017	$375	$19	$394
2018	725	—	725
2019	705	—	705
2020	682	—	682
2021	655	—	655
Thereafter	2,186	—	2,186
Total	$5,328	$19	$5,347

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at September 30, 2017 and December 31, 2016, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to September 30, 2017 that would change the Company or Bank's regulatory capital capitalization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2016		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$392,660	14.09%	9.25%	N/A	$368,856	14.04%	8.63%	N/A
Tier I risk-based capital ratio	353,225	12.67%	7.25%	N/A	330,729	12.59%	6.63%	N/A
Common equity Tier I risk-based capital ratio	314,218	11.28%	5.75%	N/A	296,120	11.27%	5.13%	N/A
Tier I leverage capital ratio	353,225	9.01%	4.00%	N/A	330,729	8.83%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$360,174	12.88%	9.25%	10.00%	$340,908	12.92%	8.63%	10.00%
Tier I risk-based capital ratio	335,739	12.01%	7.25%	8.00%	317,782	12.05%	6.63%	8.00%
Common equity Tier I risk-based capital ratio	335,739	12.01%	5.75%	6.50%	317,782	12.05%	5.13%	6.50%
Tier I leverage capital ratio	335,739	8.60%	4.00%	5.00%	317,782	8.54%	4.00%	5.00%

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At September 30, 2017 and December 31, 2016, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at September 30, 2017 and December 31, 2016, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	$5,478	$5,042	$14,543	$12,742
Income before income tax expense	$16,817	$15,945	$46,192	$41,907
Effective tax rate	32.6%	31.6%	31.5%	30.4%
Discrete period item(s) — impact on effective tax rate:
Windfall tax benefits, net(1)	(0.2)%	(0.4)%	(0.4)%	(1.0)%
BOLI death benefit income (non-taxable)	—%	—%	—%	(0.3)%

(1)
Represents the net windfall tax benefits generated upon vesting of share-based awards issued and exercise of stock options that were accounted for within income tax expense on the consolidated statements of income as a discrete period item.

During the three months ended September 30, 2017, the IRS completed its examination of the Company's 2013 and 2014 federal income tax returns that resulted in no material changes to the Company's consolidated financial statements.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees. The components of net period benefit cost for the periods ended September 30, 2017 and 2016 were as follows:
Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2017	2016	2017	2016
Service cost	$84	$77	$252	$231
Interest cost	113	108	339	324
Recognized net actuarial loss	61	55	185	165
Recognized prior service cost	—	2	—	6
Net period benefit cost(1)	$258	$242	$776	$726

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

Other Postretirement Benefit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic benefit cost	2017	2016	2017	2016
Service cost	$13	$15	$39	$45
Interest cost	36	38	108	114
Recognized net actuarial loss	10	8	30	24
Amortization of prior service credit	(6)	(6)	(18)	(18)
Net period benefit cost(1)	$53	$55	$159	$165

(1)	Presented within the consolidated statements of income within salaries and employee benefits.

NOTE 9 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	September 30, 2017	December 31, 2016
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$265,627	$225,605
FHLBB borrowings	270,000	210,000
Overnight borrowings	3,300	89,450
Wholesale repurchase agreements	—	5,007
Capital lease obligation	70	67
Total short-term borrowings	$538,997	$530,129
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	738	791
Total long-term borrowings	$10,738	$10,791

NOTE 10 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statement of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Because the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transaction does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of September 30, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
September 30, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$451	$—	$—	$—	$451
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	168,103	—	—	—	168,103
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	97,073	—	—	—	97,073
Total Customer Repurchase Agreements	265,627	—	—	—	265,627
Total Wholesale Repurchase Agreements	—	—	—	—	—
Total Repurchase Agreements	$265,627	$—	$—	$—	$265,627
December 31, 2016
Customer Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,784	$—	$—	$—	$117,784
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,821	—	—	—	107,821
Total Customer Repurchase Agreements	225,605	—	—	—	225,605
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	3,715	—	3,715
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	1,292	—	1,292
Total Wholesale Repurchase Agreements	—	—	5,007	—	5,007
Total Repurchase Agreements	$225,605	$—	$5,007	$—	$230,612

Certain customers held CDs totaling $919,000 and $917,000 with the Bank at September 30, 2017 and December 31, 2016, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The fair value of equity AFS securities is reported utilizing market prices based on recent trading activity and dealer quotes. The equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2017
Financial assets:
Loans held for sale	$12,997	$—	$12,997	$—
AFS securities:
Obligations of states and political subdivisions	7,365	—	7,365	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	521,104	—	521,104	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	262,390	—	262,390	—
Subordinated corporate bonds	5,651	—	5,651	—
Equity securities	741	—	741	—
Customer loan swaps	3,482	—	3,482	—
Fixed-rate interest rate lock commitments	495	—	495	—
Forward delivery commitments	332	—	332	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,123	—	8,123	—
FHLBB advance interest rate swaps	98	—	98	—
Customer loan swaps	3,482	—	3,482	—
Fixed-rate interest rate lock commitments	25	—	25	—
Forward delivery commitments	19	—	19	—
December 31, 2016
Financial assets:
Loans held for sale	$14,836	$—	$14,836	$—
AFS securities:
Obligations of states and political subdivisions	9,001	—	9,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	—	480,622	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	—	283,890	—
Subordinated corporate bonds	5,613	—	5,613	—
Equity securities	741	—	741	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	202	—	202	—
Forward delivery commitments	587	—	587	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	—	389	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate interest rate lock commitments	15	—	15	—
Forward delivery commitments	309	—	309	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the nine months ended September 30, 2017 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the nine months ended September 30, 2017 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2017
Financial assets:
Collateral-dependent impaired loans	$3,276	$—	$—	$3,276
MSRs(1)	330	—	—	330
Non-financial assets:
OREO	341	—	—	341
December 31, 2016
Financial assets:
Collateral-dependent impaired loans	$500	$—	$—	$500
MSRs(1)	1,090	—	—	1,090
Non-financial assets:
OREO	922	—	—	922
(1) Represents MSRs deemed to be impaired and a valuation allowance was established to carry at fair value.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2017
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0-50%	(9%)
			Estimated selling costs	0 - 10%	(3%)
Specifically reserved	3,110	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
MSR	330	Discounted cash flow	Prepayment rate	14%	(14%)
			Discount rate	7%	(7%)
OREO	341	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling cost	10%	(10%)
December 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(5%)
Specifically reserved	344	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(13%)
			Estimated selling costs	10 - 28%	(12%)
MSR	1,090	Discounted cash flow	Prepayment rate	15%	(15%)
			Discount rate	8%	(8%)
OREO	922	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(7%)
			Estimated selling costs	10%	(10%)

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

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities measured at September 30, 2017:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$89,435	$89,435	$89,435	$—	$—
AFS securities	797,251	797,251	—	797,251	—
HTM securities	94,207	95,094	—	95,094	—
Loans held for sale	12,997	12,997	—	12,997	—
Residential real estate loans(1)	848,309	854,198	—	—	854,198
Commercial real estate loans(1)	1,119,087	1,082,977	—	—	1,082,977
Commercial loans(1)(2)	412,402	409,833	—	—	409,833
Home equity loans(1)	326,151	323,943	—	—	323,943
Consumer loans(1)	17,928	17,465	—	—	17,465
MSRs(3)	1,109	1,740	—	—	1,740
Interest receivable	9,415	9,415	—	9,415	—
Customer loan swaps	3,482	3,482	—	3,482	—
Fixed-rate interest rate lock commitments	495	495	—	495	—
Forward delivery commitments	332	332	—	332	—
Financial liabilities:
Deposits	$2,956,413	$2,953,386	$—	$2,953,386	$—
Short-term borrowings	538,997	538,861	—	538,861	—
Long-term borrowings	10,738	10,816	—	10,816	—
Subordinated debentures	58,872	42,090	—	42,090	—
Interest payable	574	574	—	574	—
Junior subordinated debt interest rate swaps	8,123	8,123	—	8,123	—
FHLBB advance interest rate swaps	98	98	—	98	—
Customer loan swaps	3,482	3,482	—	3,482	—
Fixed-rate interest rate lock commitments	25	25	—	25	—
Forward delivery commitments	19	19	—	19	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

(3)	Reported fair value represents all MSRs currently being serviced by the Company.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30, 2017	December 31, 2016
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$461,731	$454,225
Commercial and commercial real estate	75,972	83,103
Residential	39,128	17,795
Letters of credit	3,054	2,580
Other commitments	394	432
Derivative Financial Instruments:
Customer loan swaps	$592,090	$532,526
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	26,182	15,249
Forward delivery commitments	13,023	15,125

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

Derivative Financial Instruments
The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk, the Company may enter into forward delivery sales commitments, typically on a "best effort" basis, with certain approved investors. The Company accounts for its interest rate lock commitments on loans within the normal origination process for which it intends to sell as a derivative instrument. Furthermore, the Company records a derivative for its "best effort" forward delivery commitments upon origination of a loan identified as held for sale. Should the Company enter into a forward delivery commitment on a mandatory delivery arrangement with an investor it accounts for the forward delivery commitment upon execution of the contract.

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At September 30, 2017, the Company had $9.1 million of cash posted as collateral to the counterparty. The collateral posted by the Company was not readily available and has been presented within cash and due from banks on the consolidated statements of condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					September 30, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(670)	$(806)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,268)	(2,321)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,253)	(2,290)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	5.75%	(1,198)	(1,211)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	5.56%	(1,734)	(1,744)
$43,000					$(8,123)	$(8,372)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and nine months ended September 30, 2017 and 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the nine months ended September 30, 2017 and 2016 were $981,000 and $1.2 million, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
The Bank has two interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract set to expire on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and nine months ended September 30, 2017 and 2016, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. The collateral posted by the Bank (or counterparty) is not readily available and is presented within cash and due from banks on the Company's consolidated statements of condition. At September 30, 2017, the Bank had $1.2 million of cash held at a correspondent bank as collateral on its FHLBB advance interest rate swap and customer loan swap contracts.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					September 30, 2017	December 31, 2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$(24)	$(152)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	(74)	(237)
$50,000					$(98)	$(389)

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the nine months ended September 30, 2017 and 2016 were $241,000 and $351,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

		September 30, 2017			December 31, 2016
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	29	$145,292	$(3,482)	50	$266,263	$(1,945)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	30	150,753	2,618	—	—	—
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	59	296,045	864	50	266,263	1,945
Total		118	$592,090	$—	100	$532,526	$—

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

		September 30, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$23,052	$495	$12,310	$202
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	3,130	(25)	2,939	(15)
Total		$26,182	$470	$15,249	$187

For the three months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $60,000 and $226,000, respectively. For the nine months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks were $283,000 and $610,000, respectively.

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

		September 30, 2017		December 31, 2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$11,348	$332	$14,250	$587
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,675	(19)	875	(309)
Total		$13,023	$313	$15,125	$278

For the three months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $16,000 and $0, respectively. For the nine months ended September 30, 2017 and 2016, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $35,000 and $0, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains (losses) recognized within AOCI during the period, net of tax	$(80)	$199	$(452)	$(3,453)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$366	$534	$1,234	$1,521
(1) Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $1.2 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2017.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

(The following recently issued accounting pronouncements are presented in chronological order of required adoption date for the Company. Should the Company have early adopted a recently issued accounting pronouncement it has been presented in the year of adoption.)

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

The scope of ASU 2014-09 specifically excludes financial instruments and other contractual rights or obligations within the scope of ASC 310, Receivables; ASC 320, Investments - Debit and Equity Securities; ASC 815, Derivatives and Hedging; and certain other ASC topics. As such, many significant revenue streams of the Company, including interest income, fair value adjustments, gains and losses on sale of financial instruments, and loan origination fees, are not within the scope of ASU 2014-09. Additionally, the FASB's Transition Resource Group for Revenue Recognition put forth a white paper specific to scoping considerations for financial institutions that concluded that servicing arrangements that are within the scope of ASC

860, Transfers and Servicing, are not within the scope of ASU 2014-09. The FASB's Transition Resource Group also concluded that deposit-related fees are within the scope of ASU 2014-09.

The Company is currently performing an overall assessment of its revenue streams and has identified those potentially affected by ASU 2014-09, including (i) deposit-related fees; (ii) interchange income; and (iii) asset management, brokerage and trust fees. In evaluating the revenue streams and contracts, the Company does not expect the adoption of ASU 2014-09 to have a material impact on the timing or recognition of its revenue streams determined to be within scope.

In combination with the overall assessment of the Company's revenue streams within the scope of ASU 2014-09, it is assessing the need to present the identified revenue streams on a gross or net basis (i.e. principal versus agent) in accordance with ASU 2014-09 and as clarified by ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 was issued to improve the presentation of net periodic pension cost and net periodic postretirement by Companies to disaggregate the service cost component from the other components of net benefit cost, as well as provide other guidance to improve consistency, transparency and usefulness. Upon adoption in the first quarter of 2018, the Company will present and disclose the service cost component in the salaries and employee benefits line on its consolidated statements of income and the other components of net periodic benefit cost within other expenses on its consolidated statements of income. Upon adoption, the change in presentation will be applied retrospectively. The Company will use the amounts previously disclosed within its prior year financial statements as a practical expedient for retrospective presentation within its consolidated statements of income. The other provisions of ASU 2017-07 are not applicable to the Company. ASU 2017-07 will not have a material impact to its financial statements upon adoption.

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

During the three months ended June 30, 2017, the Company elected to early adopt ASU 2017-09, effective as of January 1, 2017. The Company has not had any modifications to its share-based awards for the nine months ended September 30, 2017.

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

Upon adoption, ASU 2016-02 will increase the Company's total assets and liabilities on its consolidated statements of condition as its operating leases will be accounted for as a right-of-use asset and a lease liability; however, the Company does not anticipate that upon adoption the ASU will have a material effect on its consolidated financial statements. The Company continues to evaluate the impact of adoption of this standard.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 was issued to shorten the amortization period for certain callable debt securities purchased and carried at a premium, by requiring the premium to be amortized to the earliest call date of the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company will adopt on a modified retrospective basis with any necessary adjustments to retained earnings as a cumulative-effect adjustment. While the Company continues to assess the impact of ASU 2017-08, it does not expect the ASU will have a material impact to its financial statements upon adoption.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections are to be applied to existing hedging relationships upon adoption. While the Company continues to assess the impact of ASU 2017-12, it does not believe it will have a material impact on the Company's consolidated financial statements upon adoption.

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

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it recognizes the changes to its consolidated financial statements upon adoption are imminent as the ASU requires:

•
A change in the Company's assessment of its ALL and allowance on unused commitments as it will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios.

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

The Company continues to assess the overall impact to its financial statements, and, at this time, it does not have an estimated impact to its financial statements.

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

•	changes in information technology and other operational risks, including cybersecurity, that require increased capital spending;

•	changes in consumer spending and savings habits;

•	changes in tax, banking, securities and insurance laws and regulations; and

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

AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
Board ALCO:	Board of Directors' Asset/Liability Committee	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSRs:	Mortgage servicing rights
BSA:	Bank Secrecy Act	MSPP:	Management Stock Purchase Plan
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Account Registry System	NIM:	Net interest margin on a fully-taxable basis
CDs:	Certificate of deposits	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CNWM:	Camden National Wealth Management, a division of Camden National Bank	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OFAC:	Office of Foreign Assets Control
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	TDR:	Troubled-debt restructured loan
FDIC:	Federal Deposit Insurance Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLB:	Federal Home Loan Bank	U.S.:	United States of America
FHLBB:	Federal Home Loan Bank of Boston	USD:	United States Dollar
FRB:	Board of Governors of the Federal Reserve System	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
Freddie Mac:	Federal Home Loan Mortgage Corporation	2013 Repurchase Program:	2013 Common Stock Repurchase Program, approved by the Company's Board of Directors

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

Refer to Note 13 of the consolidated financial statements for recently issued accounting pronouncements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Non-interest expense, as presented	$21,825	$22,149	$65,411	$67,388
Less: merger and acquisition costs	—	(45)	—	(866)
Adjusted non-interest expense	$21,825	$22,104	$65,411	$66,522
Net interest income, as presented	$29,160	$28,372	$85,641	$84,828
Add: effect of tax-exempt income	535	533	1,580	1,588
Non-interest income, as presented	10,299	11,001	28,759	29,470
Less: net gain on sale of securities	(827)	—	(827)	(4)
Adjusted net interest income plus non-interest income	$39,167	$39,906	$115,153	$115,882
Non-GAAP efficiency ratio	55.72%	55.39%	56.80%	57.40%
GAAP efficiency ratio	55.31%	56.25%	57.18%	58.96%

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income, as presented	$29,160	$28,372	$85,641	$84,828
Add: effect of tax-exempt income	535	533	1,580	1,588
Net interest income, tax equivalent	$29,695	$28,905	$87,221	$86,416

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

	September 30, 2017	December 31, 2016
Tangible Book Value Per Share
Shareholders’ equity, as presented	$414,366	$391,547
Less: goodwill and other intangibles	(100,044)	(101,461)
Tangible shareholders’ equity	$314,322	$290,086
Shares outstanding at period end	15,515,577	15,476,379
Tangible book value per share	$20.26	$18.74
Book value per share	$26.71	$25.30
Tangible Common Equity Ratio
Total assets	$4,039,943	$3,864,230
Less: goodwill and other intangibles	(100,044)	(101,461)
Tangible assets	$3,939,899	$3,762,769
Tangible common equity ratio	7.98%	7.71%
Shareholders' equity to total assets	10.26%	10.13%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income, as presented	$11,339	$10,903	$31,649	$29,165
Amortization of intangible assets, net of tax(1)	307	309	921	928
Net income, adjusted for amortization of intangible assets	$11,646	$11,212	$32,570	$30,093
Average shareholders' equity	$411,497	$387,972	$403,195	$378,647
Less: average goodwill and other intangible assets	(100,273)	(102,168)	(100,746)	(103,054)
Average tangible equity	$311,224	$285,804	$302,449	$275,593
Return on average tangible equity	14.85%	15.61%	14.40%	14.59%
Return on average shareholders' equity	10.93%	11.18%	10.49%	10.29%

(1)	Assumed a 35% tax rate.

EXECUTIVE OVERVIEW

Operating Results
Net income for the three and nine months ended September 30, 2017 was $11.3 million and $31.6 million, respectively, representing increases over the same periods last year of 4% and 9%. Diluted EPS for the three and nine months ended September 30, 2017 was $0.72 per share and $2.02 per share, representing increases of 3% and 7%, respectively, over the same periods last year. Our return on average assets for the three and nine months ended September 30, 2017 was 1.12% and 1.07%, respectively, while our return on average equity over the same periods was 10.93% and 10.49%.

Financial Condition
As of September 30, 2017 total assets increased $175.7 million, or 5%, since year end to $4.0 billion. Our asset growth for the nine months ended September 30, 2017 was driven by loan growth of $153.7 million, or 6%, and investment securities increased $18.3 million, or 2%.

Total deposits at September 30, 2017 increased $127.9 million, or 5%, since year-end to $3.0 billion, while total borrowings increased $8.9 million, or 1%, to $608.6 million over the same period.

Asset quality at September 30, 2017 improved compared to year-end driven by the resolution of a large commercial real estate relationship in the third quarter of 2017. Non-performing loans and assets to total loans and assets at September 30, 2017 were 0.72% and 0.50%, respectively, compared to 0.97% and 0.67% at year-end.

The Company and Bank, maintain risk-based capital ratios in excess of the regulatory levels required for an institution to be considered “well capitalized.” At September 30, 2017, the Company’s total risk-based capital ratio and Tier I leverage capital ratio were 14.09% and 9.01%, respectively.

Tangible book value per share at September 30, 2017 increased 8% since year-end to $20.26 per share, while the tangible common equity ratio increased to 7.98% from 7.71% at December 31, 2016.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounted for 75% and 74% of total revenues (net interest income and non-interest income) for the nine months ended September 30, 2017 and 2016, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income - Three months ended September 30, 2017 and 2016. Net interest income on a tax equivalent basis was $29.7 million for the third quarter of 2017 compared to $28.9 million for the third quarter of 2016, representing an increase of $790,000, or 3%. The increase was driven by average loan growth of 6% for the third quarter of 2017 over the third quarter of 2016, partially offset by a decrease in our NIM for the third quarter of 2017 of 5 basis points to 3.19% over the same period, which was driven by a decrease in fair value mark accretion income and income from collection on previously charged-off loans of $434,000. Excluding the fair value mark accretion income and income from collections on previously charged-off acquired loans, our NIM was 3.11% and 3.10% for the third quarter of 2017 and 2016, respectively.

During the first nine months of 2017, the Federal Open Market Committee ("FOMC") raised the federal funds rate twice, 25 basis points each, for a total of 50 basis points. Excluding the loan fair value mark accretion income and income from collections on previously charged-off acquired loans recognized for the third quarter of 2017 and 2016 of $722,000 and $1.0 million, respectively, our loan yield, as adjusted, for the third quarter of 2017 was 4.12% compared to 4.01% for the third quarter of 2016. The increase in our yield, as adjusted, was primarily the result of repricing variable rate loans linked to prime rate and LIBOR. However, as a result of the rate hike in the first half of 2017, our cost of funds has also increased. Excluding the fair value mark accretion recognized on CDs for the third quarter of 2017 and 2016 of $82,000 and $220,000, respectively, our cost of funds for the third quarter of 2017 and was 0.63% compared to 0.51% for the third quarter of 2016. The increase in our cost of funds was driven by the increased rates for FHLBB overnight borrowings and brokered deposits that were utilized to supplement funding of loan growth.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the three months ended September 30, 2017 and 2016:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2017			September 30, 2016
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$819,778	$4,674	2.28%	$810,747	$4,497	2.22%
Securities - nontaxable(1)	101,507	1,055	4.16%	103,657	1,081	4.17%
Loans(2)(3):
Residential real estate	851,828	8,717	4.09%	824,985	8,664	4.20%
Commercial real estate	1,136,851	11,836	4.07%	1,031,674	10,394	3.94%
Commercial(1)	347,469	3,712	4.18%	307,184	3,052	3.89%
Municipal(1)	24,847	203	3.24%	24,628	165	2.66%
Consumer	345,533	3,986	4.58%	355,144	3,854	4.32%
HPFC	49,619	1,062	8.38%	68,334	1,420	8.13%
Total loans	2,756,147	29,516	4.23%	2,611,949	27,549	4.17%
Total interest-earning assets	3,677,432	35,245	3.79%	3,526,353	33,127	3.72%
Cash and due from banks	85,931			97,755
Other assets	291,319			314,062
Less: ALL	(24,539)			(23,984)
Total assets	$4,030,143			$3,914,186
Liabilities & Shareholders' Equity
Deposits:
Demand	$450,350	$—	—%	$415,558	$—	—%
Interest checking	727,959	352	0.19%	721,459	255	0.14%
Savings	493,447	82	0.07%	466,113	71	0.06%
Money market	469,458	627	0.53%	488,793	528	0.43%
Certificates of deposit(3)	454,013	952	0.83%	486,698	971	0.79%
Total deposits	2,595,227	2,013	0.31%	2,578,621	1,825	0.28%
Borrowings:
Brokered deposits	310,207	1,014	1.30%	239,975	379	0.63%
Customer repurchase agreements	222,386	285	0.51%	189,539	140	0.29%
Junior subordinated debentures	58,853	858	5.78%	58,697	857	5.81%
Other borrowings	386,643	1,380	1.42%	396,828	1,021	1.02%
Total borrowings	978,089	3,537	1.43%	885,039	2,397	1.08%
Total funding liabilities	3,573,316	5,550	0.62%	3,463,660	4,222	0.49%
Other liabilities	45,330			62,554
Shareholders' equity	411,497			387,972
Total liabilities & shareholders' equity	$4,030,143			$3,914,186
Net interest income (fully-taxable equivalent)		29,695			28,905
Less: fully-taxable equivalent adjustment		(535)			(533)
Net interest income		$29,160			$28,372
Net interest rate spread (fully-taxable equivalent)			3.17%			3.23%
Net interest margin (fully-taxable equivalent)			3.19%			3.24%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.11%			3.10%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended September 30, 2017 and 2016 totaling $804,000 and $1.2 million, respectively.

Net Interest Income - Nine months ended September 30, 2017 and 2016. Net interest income on a tax equivalent basis of $87.2 million for the nine months ended September 30, 2017 increased $805,000, or 1% compared to the same period last year. The increase was driven by average loan growth of 5% for the nine months ended September 30, 2017 over the same period last year, partially offset by a decrease in our NIM of 12 basis points to 3.19% over the same period, which was driven by a decrease in fair value mark accretion income and income from collection on previously charged-off loans of $2.7 million. Excluding the fair value mark accretion income and income from collections on previously charged-off acquired loans, our NIM was 3.10% for the nine months ended September 30, 2017 compared to 3.11% for the same period last year.

Excluding the loan fair value mark accretion income and income from collections on previously charged-off acquired loans recognized for the nine months ended September 30, 2017 and 2016 of $2.2 million and $4.4 million, respectively, our loan yield, as adjusted, for the nine months of 2017 was 4.09% compared to 4.04% for the same period last year. The increase in our yield, as adjusted, was primarily the result of repricing variable rate loans linked to prime rate and LIBOR. However, as a result of the rate hike in the first half of 2017, our cost of funds has also increased. Excluding the fair value mark accretion recognized on CDs for the nine months ended September 30, 2017 and 2016 of $247,000 and $717,000, respectively, our cost of funds for the nine months ended September 30, 2017 and was 0.59% compared to 0.52% for the same period last year. The increase in our cost of funds was driven by the increased rates for FHLBB overnight borrowings and brokered deposits that were utilized to supplement funding of loan growth.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and NIM for the nine months ended September 30, 2017 and 2016:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2017			September 30, 2016
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Securities - taxable	$832,054	$14,150	2.27%	$798,054	$13,106	2.19%
Securities - nontaxable(1)	102,075	3,198	4.18%	102,812	3,273	4.24%
Loans(2)(3):
Residential real estate	831,072	25,580	4.10%	825,660	25,915	4.18%
Commercial real estate	1,109,386	33,833	4.02%	988,329	30,690	4.08%
Commercial(1)	334,247	10,560	4.17%	290,459	9,318	4.21%
Municipal(1)	19,761	493	3.34%	18,655	419	3.00%
Consumer	343,294	11,358	4.42%	361,085	11,399	4.22%
HPFC	53,873	3,472	8.50%	72,380	4,818	8.75%
Total loans	2,691,633	85,296	4.20%	2,556,568	82,559	4.27%
Total interest-earning assets	3,625,762	102,644	3.76%	3,457,434	98,938	3.79%
Cash and due from banks	82,548			87,248
Other assets	287,255			305,890
Less: ALL	(23,976)			(22,446)
Total assets	$3,971,589			$3,828,126
Liabilities & Shareholders' Equity
Deposits:
Demand	$411,818	$—	—%	$372,131	$—	—%
Interest checking	725,705	952	0.18%	722,764	649	0.12%
Savings	490,648	229	0.06%	455,134	204	0.06%
Money market	476,983	1,753	0.49%	485,611	1,532	0.42%
Certificates of deposit(3)	458,208	3,014	0.88%	492,892	2,835	0.77%
Total deposits	2,563,362	5,948	0.31%	2,528,532	5,220	0.28%
Borrowings:
Brokered deposits	322,860	2,620	1.09%	216,589	1,135	0.70%
Customer repurchase agreements	225,426	747	0.44%	188,124	387	0.27%
Junior subordinated debentures	58,814	2,553	5.80%	58,712	2,557	5.82%
Other borrowings	354,443	3,555	1.34%	402,121	3,223	1.07%
Total borrowings	961,543	9,475	1.32%	865,546	7,302	1.13%
Total funding liabilities	3,524,905	15,423	0.58%	3,394,078	12,522	0.49%
Other liabilities	43,489			55,401
Shareholders' equity	403,195			378,647
Total liabilities & shareholders' equity	$3,971,589			$3,828,126
Net interest income (fully-taxable equivalent)		87,221			86,416
Less: fully-taxable equivalent adjustment		(1,580)			(1,588)
Net interest income		$85,641			$84,828
Net interest rate spread (fully-taxable equivalent)			3.18%			3.30%
Net interest margin (fully-taxable equivalent)			3.19%			3.31%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.10%			3.11%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the nine months ended September 30, 2017 and 2016 totaling $2.5 million and $5.2 million, respectively.

Provision for Credit Losses
The provision for credit losses is made up of the provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the third quarter of 2017 was $802,000, or 0.12% of average loans (annualized), compared to $1.3 million, or 0.20% of average loans (annualized), for the third quarter of 2016. The provision for loan losses for the nine months ended September 30, 2017 was $2.8 million, or 0.14% of average loans (annualized), compared to $5.0 million, or 0.26% of average loans (annualized), for the same period last year.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statement of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Debit card income	$2,061	$1,894	$167	9%	$5,887	$5,650	$237	4%
Service charges on deposit accounts	1,852	1,799	53	3%	5,632	5,356	276	5%
Mortgage banking income, net	2,076	2,407	(331)	(14)%	5,566	4,921	645	13%
Income from fiduciary services	1,229	1,225	4	—%	3,831	3,736	95	3%
Bank-owned life insurance	603	585	18	3%	1,750	1,899	(149)	(8)%
Brokerage and insurance commissions	600	594	6	1%	1,601	1,569	32	2%
Other service charges and fees	589	591	(2)	—%	1,558	1,494	64	4%
Net gain on sale of securities	827	—	827	(100)%	827	4	823	N.M.
Other income	462	1,906	(1,444)	(76)%	2,107	4,841	(2,734)	(56)%
Total non-interest income	$10,299	$11,001	$(702)	(6)%	$28,759	$29,470	$(711)	(2)%
Non-interest income as a percentage of total revenues(1)	26%	28%			25%	26%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income - Three Months Ended September 30, 2017 and 2016. The significant changes in non-interest income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 included:

•
A decrease in other income driven by (i) one-time legal proceeds of $638,000 in the third quarter of 2016; (ii) a decrease in fees from customer loan swaps of $426,000; and (iii) exiting a sub-servicing contract effective December 31, 2016 that decreased sub-servicing income $336,000.

•	An increase in net gain on sale of securities of $827,000 primarily due to the sale of several small lot investment positions with a total amortized cost of $19.4 million.

•	A decrease in mortgage banking income of $331,000 due to a decrease in mortgage sales of $11.5 million to $59.9 million for the third quarter of 2017, compared to the third quarter of 2016.

Non-Interest Income - Nine Months Ended September 30, 2017 and 2016. The significant changes in non-interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 included:

•
A decrease in other income driven by (i) exiting a sub-servicing contract effective December 31, 2016 that decreased sub-servicing income $1.0 million; (ii) a decrease in fees from customer loan swaps of $965,000; and (iii) one-time legal proceeds of $638,000 for the nine months ended September 30, 2016.

•	An increase in net gain on sale of securities of $827,000 primarily due to the sale of several small lot investment positions with a total amortized cost of $19.4 million.

•
An increase in mortgage banking income driven by an increase in net gains on mortgage sales of $104,000, a decrease in amortization of our MSR loan portfolio, and recovery of a temporary impairment of our MSR portfolio.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$12,359	$12,044	$315	3%	$36,882	$35,634	$1,248	4%
Furniture, equipment and data processing	2,429	2,349	80	3%	7,204	7,157	47	1%
Net occupancy costs	1,599	1,685	(86)	(5)%	5,234	5,352	(118)	(2)%
Consulting and professional fees	714	742	(28)	(4)%	2,412	2,609	(197)	(8)%
Debit card expense	662	669	(7)	(1)%	2,034	2,107	(73)	(3)%
Regulatory assessments	574	667	(93)	(14)%	1,607	2,162	(555)	(26)%
Amortization of intangible assets	473	475	(2)	—%	1,417	1,427	(10)	(1)%
Other real estate owned and collection costs, net	258	877	(619)	(71)%	558	2,029	(1,471)	(72)%
Merger and acquisition costs	—	45	(45)	(100)%	—	866	(866)	(100)%
Other expenses	2,757	2,596	161	6%	8,063	8,045	18	—%
Total non-interest expense	$21,825	$22,149	$(324)	(1)%	$65,411	$67,388	$(1,977)	(3)%
Non-GAAP efficiency ratio	55.72%	55.39%			56.80%	57.40%

Non-Interest Expense - Three Months Ended September 30, 2017 and 2016. The significant changes in non-interest expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

•	A decrease in other real estate owned and collection costs was primarily due to a decrease in sub-servicing costs of $569,000 upon exiting a sub-servicing contract effective December 31, 2016.

•	An increase in salaries and employee benefits costs of 3% driven by normal annual merit increases and higher health and benefits costs.

•	A decrease in regulatory assessments costs driven by the change in the FDIC fee structure that went into effect for the third quarter of 2016 that reduced the assessment rate.

Non-Interest Expense - Nine Months Ended September 30, 2017 and 2016. The significant changes in non-interest expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

•	A decrease in other real estate owned and collection costs was primarily due to a decrease in sub-servicing costs of $1.2 million upon exiting a sub-servicing contract effective December 31, 2016.

•	An increase in salaries and employee benefits costs of 4% driven by normal annual merit increases and higher health and benefits costs.

•	A decrease in merger and acquisition costs as they did not reoccur in 2017.

•	A decrease in regulatory assessments costs driven by the change in the FDIC fee structure that went into effect for the third quarter of 2016 that reduced the assessment rate.

Income Tax Expense
Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 32.6% and 31.6%, respectively, and for the nine months ended September 30, 2017 and 2016 was 31.5% and 30.4%, respectively. The increase in our effective tax rate for the three and nine months ended September 30, 2017 over the same period last year was driven by (i) a change in our estimated annual effective tax rate for calendar year 2017 due to a change in our estimate of tax-exempt income as a percentage of total pre-tax income; (ii) a change in our state apportionment percentages as our income continues to grow outside the state of Maine; and (iii) certain discrete period items that are further described in Note 7 of the consolidated financial statements.

At September 30, 2017 and December 31, 2016, net deferred tax assets totaled $36.3 million and $39.3 million, respectively, that are determined and reported utilizing a deferred tax rate of 35.0% based on current enacted tax rates. Should a change in the federal and/or state enacted tax rate occur, we would be required to record our net deferred tax assets at the newly issued enacted tax rate at that time, and a corresponding immediate charge (assuming a decrease in tax rates) to income tax expenses would be recorded.

At September 30, 2017 and December 31, 2016, we did not carry any valuation allowances on our deferred tax assets.

FINANCIAL CONDITION

Investment Securities
We purchase and hold investment securities including municipal bonds, MBS (pass through securities and CMOs), subordinated corporate bonds and FHLB and FRB stock to diversify our revenues, interest rate and credit risk, and to provide for liquidity and funding needs. At September 30, 2017, our total investment securities holdings were $916.0 million, an increase of $18.3 million since December 31, 2016. For the nine months ended September 30, 2017, we purchased $141.6 million of debt securities and had sales with an amortized cost of $19.4 million; we had maturities, calls and principal pay-downs of $101.1 million and net amortization of $2.3 million.

During the nine months ended September 30, 2017, the $141.6 million of securities purchased were a combination of MBS and CMOs. All of these investments have been categorized as AFS securities and are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. At September 30, 2017, we had a $5.2 million net unrealized loss on our AFS securities, net of tax, compared to a $6.1 million net unrealized loss, net of tax, at December 31, 2016. The fluctuation in the fair value of our MBS and CMO investment securities is highly dependent on interest rates as of the end of the reporting period and is not reflective of an overall credit deterioration within our portfolio.

The duration of our investment securities portfolio decreased to 3.8 years at September 30, 2017 from 4.3 years at December 31, 2016. This decrease was due to the purchase of shorter duration MBS and CMOs and a reduction in long term rates since year-end. MBS and CMO investments have a shorter weighted-average life than the municipal bonds. We generally purchase MBS and CMO investments with an average life of no longer than six years to limit prepayment risk compared to fifteen years for a municipal bond.

We completed our quarterly OTTI assessment for our investment portfolio as of September 30, 2017, which included assessment of our Texas municipal bonds due to the impact of Hurricane Harvey. Texas municipal bonds represent 10% of our total municipal bond portfolio. Through our assessment, we identified that we did not have any municipal bonds in Houston or any of its immediately surrounding districts. We concluded that no OTTI existed across our investment portfolio, including our Texas municipal bonds as of September 30, 2017. Our process and methodology for analyzing our investments portfolio for OTTI has not changed since last disclosed within our Annual Report on Form 10-K for the year ended December 31, 2016. Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company's process and methodology.

FHLBB and FRB Bank Stock
We are required to maintain a level of investment in FHLBB stock based on the Bank's level of FHLBB advances. For the nine months ended September 30, 2017, the Bank had net purchases of $1.4 million of FHLBB stock. Our investment balance at September 30, 2017 and December 31, 2016 was $19.2 million and $17.8 million, respectively. No market exists for shares of FHLBB stock.

We are required to maintain a level of investment in FRBB stock based on the Company's shareholders' equity position. We did not purchase or sell any FRBB stock for the nine months ended September 30, 2017. Our investment balance at September 30, 2017 and December 31, 2016 was $5.4 million. No market exists for shares of FRBB stock.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 83% of our loan portfolio at September 30, 2017, followed by Massachusetts and New Hampshire, making up 7% and 5%, respectively.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016	Change
			($)	(%)
Residential real estate	$852,851	$802,494	$50,357	6%
Commercial real estate	1,131,883	1,050,780	81,103	8%
Commercial	369,155	333,639	35,516	11%
Home equity	328,328	329,907	(1,579)	—%
Consumer	18,123	17,332	791	5%
HPFC	47,950	60,412	(12,462)	(21)%
Total loans	$2,748,290	$2,594,564	$153,726	6%
Commercial Loan Portfolio	$1,548,988	$1,444,831	$104,157	7%
Retail Loan Portfolio	$1,199,302	$1,149,733	$49,569	4%
Commercial Portfolio Mix	56%	56%
Retail Portfolio Mix	44%	44%

For the nine months ended September 30, 2017, we originated $302.2 million of residential mortgages and sold 51% of our production (including loans designated as held for sale at September 30, 2017).

The decrease in the HPFC loan portfolio of $12.5 million, or 21%, for the nine months ended September 30, 2017 was due to the natural run-off of loan balances as we are no longer originating loans out of this loan segment.

At September 30, 2017, the principal balance of loans held for sale totaled $13.0 million, for which an unrealized loss of $26,000 was reported to carry it at fair value on our consolidated statements of condition. At December 31, 2016, the principal balance of loans held for sale totaled $15.1 million, for which an unrealized loss of $289,000 was reported to carry it at fair value on our consolidated statements of condition.

BOLI
In the third quarter of 2017 the Company made an additional BOLI investment of $7.0 million. Our BOLI investment at September 30, 2017 and December 31, 2016 was $86.9 million and $78.1 million, respectively.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	September 30, 2017	December 31, 2016
Non-accrual loans:
Residential real estate	$4,465	$3,945
Commercial real estate	5,887	12,849
Commercial	1,830	2,088
Consumer and home equity loans	1,626	1,624
HPFC	838	207
Total non-accrual loans	14,646	20,713
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	5,154	4,338
Total non-performing loans	19,800	25,051
Other real estate owned	341	922
Total non-performing assets	$20,141	$25,973
Non-accrual loans to total loans	0.53%	0.80%
Non-performing loans to total loans	0.72%	0.97%
ALL to non-performing loans	123.30%	92.28%
Non-performing assets to total assets	0.50%	0.67%
ALL to non-performing assets	121.21%	89.00%

Our non-accrual loans to total loans ratio decreased 27 basis points to 0.53% at September 30, 2017 since year-end, and our non-performing assets to total assets ratio decreased 17 basis points to 0.50% over the same period. The majority of the decrease in non-accrual loans and non-performing assets within commercial real estate of $7.0 million was driven by one $10.0 million relationship that resolved in the third quarter of 2017.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2017, potential problem loans amounted to $2.4 million, or 0.09% of total loans and 0.15% of our commercial loan portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30, 2017	December 31, 2016
Accruing loans 30-89 days past due:
Residential real estate	$3,169	$2,470
Commercial real estate	2,297	971
Commercial	712	851
Consumer and home equity loans	1,256	1,018
HPFC	938	1,029
Total accruing loans 30-89 days past due	$8,372	$6,339
Accruing loans 30-89 days past due to total loans	0.30%	0.24%

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

The following table sets forth information concerning the activity in our ALL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2016
	2017	2016	2017	2016
ALL at the beginning of the period	$24,394	$23,717	$23,116	$21,166	$21,166
Provision for loan losses	802	1,287	2,786	5,011	5,269
Charge-offs:
Residential real estate	238	—	433	229	356
Commercial real estate	69	32	81	273	315
Commercial	369	1,541	650	1,970	2,218
Consumer and home equity	39	63	493	289	409
HPFC	193	205	274	507	507
Total charge-offs	908	1,841	1,931	3,268	3,805
Recoveries:
Residential real estate	26	1	30	72	95
Commercial real estate	25	7	138	50	50
Commercial	59	118	254	252	332
Consumer and home equity	10	1	15	7	9
HPFC	5	—	5	—	—
Total recoveries	125	127	442	381	486
Net charge-offs	783	1,714	1,489	2,887	3,319
ALL at the end of the period	$24,413	$23,290	$24,413	$23,290	$23,116
Components of allowance for credit losses:
Allowance for loan losses	$24,413	$23,290	$24,413	$23,290	$23,116
Liability for unfunded credit commitments	22	14	22	14	11
Balance of allowance for credit losses at end of the period	$24,435	$23,304	$24,435	$23,304	$23,127
Net charge-offs (annualized) to average loans	0.11%	0.26%	0.07%	0.15%	0.13%
Provision for loan losses (annualized) to average loans	0.12%	0.20%	0.14%	0.26%	0.21%
ALL to total loans	0.89%	0.90%	0.89%	0.90%	0.89%
ALL to net charge-offs (annualized)	779.47%	339.70%	1,229.67%	605.04%	696.47%

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

The increase in the ALL of $1.3 million, or 6%, since year-end to $24.4 million at September 30, 2017 was driven by loan growth of 6% and net charge-offs of $1.8 million over the same period.

Due to the recent weather events of Hurricanes Harvey and Irma in Texas and Florida, respectively, we assessed our exposure to the areas impacted by the hurricanes. As of September 30, 2017, our total residential and commercial loan exposure was $8.9 million and we did not have any unfunded commitments on these loans or other relationships secured by property in the affected areas. Of this amount, borrowers with $3.5 million of loan balances accepted our offering of 90 day deferment for payment. As of September 30, 2017, we did not identify any impaired loans as a result of the hurricanes.

We believe the ALL of $24.4 million, or 0.89% of total loans and 123.30% of total non-performing loans, at September 30, 2017 is appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Core deposits (demand, interest checking, savings and money market) at September 30, 2017 increased $123.5 million, or 6%, since year-end to $2.2 billion driven by an increase in demand and interest checking of $69.5 million, or 17%, and $57.1 million, or 8%, respectively. CDs increased $30.8 million, or 7%, to $499.0 million at September 30, 2017 since year-end, primarily due to one large municipal relationship transferring its deposits from interest checking to CDs. Over the same period, brokered deposits decreased $26.4 million, or 10%, to $246.3 million, while total borrowings increased $8.9 million, or 1%, to $608.6 million over the same period.

Shareholders' Equity. Total shareholders' equity at September 30, 2017 increased $22.8 million, or 6%, to $414.4 million, since year-end. The increase was primarily due to net income for the nine months ended September 30, 2017 of $31.6 million, partially offset by dividends declared for the nine months ended September 30, 2017 of $10.7 million (or $0.69 per share).

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2016
	2017	2016	2017	2016
Return on average assets	1.12%	1.11%	1.07%	1.02%	1.04%
Return on average equity	10.93%	11.18%	10.49%	10.29%	10.47%
Average equity to average assets	10.21%	9.91%	10.15%	9.89%	9.97%
Dividend payout ratio	31.59%	28.44%	33.96%	31.99%	32.22%
Book value per share	$26.71	$25.47	$26.71	$25.47	$25.30
Tangible book value per share	$20.26	$18.87	$20.26	$18.87	$18.74
Dividends declared per share	$0.23	$0.20	$0.69	$0.60	$0.83

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity requirements. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2017 and December 31, 2016, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2017, average deposits (excluding brokered deposits) of $2.6 billion increased $34.8 million, or 1%, compared to the same period last year. Average core deposits (demand, interest checking, savings and money market) of $2.1 billion for the nine months ended September 30, 2017 increased $69.5 million, or 3%, compared to the same period a year ago. Included within our money market deposits at September 30, 2017 were $66.9 million of deposits from CNWM which represents client funds. These deposits fluctuate with changes in the portfolios of the clients of CNWM.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2017 average total borrowings (including brokered deposits) increased $96.0 million to $961.5 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $98.9 million as of September 30, 2017. We had no outstanding balances on these lines of credit at September 30, 2017. Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms. Both wholesale and customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2017. We had no outstanding balance on these lines of credit at September 30, 2017.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $414.4 million and $391.5 million at September 30, 2017 and December 31, 2016, respectively, which amounted to 10% of total assets for all of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2016.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $10.7 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively. The Company's Board of Directors approved a $0.03 per share, or 15%, increase in the fourth quarter 2016 dividend to $0.23 per share. For the nine months ended September 30, 2017, the Company's Board of Directors approved a dividend of $0.23 each quarter, which drove the increase in dividends declared for the nine months ended September 30, 2017 of $1.4 million compared to the same period for 2016. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by our subsidiaries to service our commitments. We, as the sole shareholder of our subsidiaries, are entitled to dividends, when and as declared by each subsidiary’s Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $16.8 million and $10.9 million for the nine months ended September 30, 2017 and 2016, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At September 30, 2017 and December 31, 2016, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. At September 30, 2017, we had the following levels of commitments to extend credit:

	Total Amount	Commitment Expires in:
	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$461,731	$178,340	$48,162	$6,705	$228,524
Commercial commitment letters	75,972	75,972	—	—	—
Residential loan origination	39,128	39,128	—	—	—
Letters of credit	3,054	3,054	—	—	—
Other commitments to extend credit	394	394	—	—	—
Total	$580,279	$296,888	$48,162	$6,705	$228,524

We are a party to several off-balance sheet contractual obligations through lease agreements on a number of branch facilities. Additionally, we enter into agreements routinely as part of our normal business to manage deposits and borrowings. At September 30, 2017, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
(Dollars in Thousands)	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$5,526	$1,225	$1,964	$823	$1,514
Capital leases	1,096	126	253	260	457
FHLBB borrowings - overnight	3,300	3,300	—	—	—
FHLBB borrowings less than 90 days	270,000	270,000	—	—	—
FHLBB borrowings - other	10,000	—	10,000	—	—
Retail repurchase agreements	265,627	265,627	—	—	—
Junior subordinated debentures	44,305	—	—	—	44,305
Subordinated debentures	14,566	—	—	—	14,566
Total	$614,420	$540,278	$12,217	$1,083	$60,842

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

Derivatives
Hedge Instruments. From time to time, we may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased. For additional details refer to Note 12 of the consolidated financial statements.

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

As of September 30, 2017 and 2016, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2017	September 30, 2016
Year 1
+200 basis points	0.30%	(0.75)%
-100 basis points	(2.69)%	(1.76)%
Year 2
+200 basis points	7.00%	(3.51)%
-100 basis points	(8.11)%	(9.76)%

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

If rates remain at or near current levels, net interest income is projected to increase slightly as loan rates reprice up to current rates and the cost of funds remains relatively unchanged. Beyond the first year, net interest income increases slightly. If rates decrease 100 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity to reduce the cost of funds in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds become limited. If rates increase 200 basis points, net interest income is projected to increase slightly in the first year due to the repricing of assets outpacing that of liabilities. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2017, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $50.0 million notional principal amount of interest swap agreements related to our FHLBB 30-day funding and $592.1 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 3, 2017
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	November 3, 2017
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer